Form 10-K/A
period 2008-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2009-05-22
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust. Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership”) and, together with the Trust and their consolidated subsidiaries, the “Company”). The Company is filing this 10-K/A to revise certain items included in its Annual Report on Form 10-K for the year ended December 31, 2008.
This Form 10-K/A updates Items 6, 7, 8 and 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), to (i) reflect the adoption of SFAS No. 160; (ii) to correct the Company’s accounting under EITF Topic D-98; and (iii) to reflect the results of operations of the Company’s real properties which have been sold prior to March 31, 2009 or were held for sale at March 31, 2009, as discontinued operations. All other items of the Company’s Form 10-K remain unchanged. No attempt has been made to update matters in the Form 10-K except to the extent expressly provided above.
The Company’s management has considered whether the adjustments to the Company’s financial statements reflected herein, and in particular the proper application of EITF D-98, affect management’s conclusion, set forth in the Form 10-K, regarding the effectiveness, as of December 31, 2008, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) and the Company’s internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management continues to believe that, as of December 31, 2008:
•	The Company’s disclosure controls and procedures were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and

•	The Company’s internal control over financial reporting was effective based on the criteria on which it was evaluated, as described in the Form 10-K. Management’s Annual Reports on Internal Control over Financial Reporting are included in the Form 10-K.

INDEX

Page
Item 6. Selected Financial Data	4
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 8. Financial Statements and Supplementary Data	20
Item 15. Exhibits and Financial Statement Schedules	103

Signatures for Liberty Property Trust	105
Signatures for Liberty Property Limited Partnership	105
Exhibit Index
Statement re: Computation of Ratios
Consent of Ernst & Young LLP relating to the Trust
Consent of Ernst &Young LLP relating to the Operating Partnership
Exhibit 12
Exhibit 23.1
Exhibit 23.2

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
Liberty Property Trust

Operating Data	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
Total operating revenue	$746,008	$684,885	$605,820	$576,051	$528,331
Income from continuing operations	$153,341	$146,783	$158,970	214,281	139,729
Net income	$180,106	$190,310	$292,043	272,785	179,610

Basic:
Income from continuing operations	$1.35	$1.35	$1.55	$2.23	$1.46
Income from discontinued operations	$0.27	$0.46	$1.43	$0.64	$0.45
Income per common share	$1.62	$1.81	$2.98	$2.87	$1.91
Diluted:
Income from continuing operations	$1.35	$1.35	$1.54	$2.19	$1.44
Income from discontinued operations	$0.27	$0.45	$1.41	$0.63	$0.44
Income per common share	$1.62	$1.80	$2.95	$2.82	$1.88

Distributions paid per common share	$2.500	$2.485	$2.465	$2.445	$2.425
Weighted average number of shares outstanding – basic (1)	93,624	91,185	89,313	86,986	84,534
Weighted average number of shares outstanding – diluted (2)	93,804	91,803	90,492	88,376	86,024

Balance Sheet Data	December 31,
(In thousands)	2008	2007	2006	2005	2004
Net real estate	$4,546,418	$4,906,738	$4,318,530	$3,936,516	$3,641,569
Total assets	5,217,035	5,643,937	4,910,911	4,500,322	4,163,997
Total indebtedness	2,590,167	3,021,129	2,387,938	2,249,178	2,133,171
Shareholders’ equity	1,919,871	1,800,333	1,752,059	1,626,531	1,506,227

Other Data	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Cash provided by operating activities	$268,470	$346,752	$324,573	$360,749	$293,336
Cash provided by (used in) investing activities	52,553	(758,924)	(334,942)	(286,633)	(373,975)
Cash (used in) provided by financing activities	(333,835)	396,322	(327)	(39,470)	89,618
Funds from operations available to common shareholders (3)	313,910	305,216	294,801	293,973	291,144
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	63,799	62,079	59,160	60,613	58,052
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	13,069	11,462	6,172	3,758	3,603
Wholly Owned Properties in Operation at end of period	654	649	672	675	693
JV Properties in Operation at end of period	95	91	48	43	30
Wholly Owned Properties in Operation percentage leased at end of period	91%	93%	94%	92%	92%
JV properties in operation percentage leased at end of period	92%	94%	95%	99%	96%
Liberty Property Limited Partnership

Operating Data	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
Total operating revenue	$746,008	$684,885	$605,820	$576,051	$528,331
Income from continuing operations	$153,341	$146,783	$158,970	$214,281	$139,729
Income available to common unitholders	$180,106	$190,310	$292,043	$272,785	$179,610

Basic:
Income from continuing operations	$1.35	$1.35	$1.55	$2.23	$1.46
Income from discontinued operations	$0.27	$0.46	$1.43	$0.64	$0.45
Income per common unit	$1.62	$1.81	$2.98	$2.87	$1.91
Diluted:
Income from continuing operations	$1.35	$1.35	$1.54	$2.19	$1.44
Income from discontinued operations	$0.27	$0.45	$1.41	$0.63	$0.44
Income per common unit	$1.62	$1.80	$2.95	$2.82	$1.88

Distributions paid per common unit	$2.500	$2.485	$2.465	$2.445	$2.425
Weighted average number of units outstanding – basic (1)	97,814	95,375	93,208	90,540	88,210
Weighted average number of units outstanding – diluted (2)	97,994	95,993	94,387	91,931	89,700

Balance Sheet Data	December 31,
(In thousands)	2008	2007	2006	2005	2004
Net real estate	$4,546,418	$4,906,738	$4,318,530	$3,936,516	$3,641,569
Total assets	5,217,035	5,643,937	4,910,911	4,500,322	4,163,997
Total indebtedness	2,590,167	3,021,129	2,387,938	2,249,178	2,133,171
Owners’ equity	1,919,871	1,800,333	1,752,059	1,626,531	1,506,227

Other Data	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Cash provided by operating activities	$268,470	$346,752	$324,573	$360,749	$293,336
Cash provided by (used in) investing activities	52,553	(758,924)	(334,942)	(286,633)	(373,975)
Cash (used in) provided by financing activities	(333,835)	396,322	(327)	(39,470)	89,618
Funds from operations available to common shareholders (3)	313,910	305,216	294,801	293,973	291,144
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	63,799	62,079	59,160	60,613	58,052
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	13,069	11,462	6,172	3,758	3,603
Wholly Owned Properties in Operation at end of period	654	649	672	675	693
JV Properties in Operation at end of period	95	91	48	43	30
Wholly Owned Properties in Operation percentage leased at end of period	91%	93%	94%	92%	92%
JV properties in operation percentage leased at end of period	92%	94%	95%	99%	96%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust)/Common Units (Liberty Property Limited Partnership) outstanding during the year.

(2)	Diluted weighted average number of shares outstanding includes the vested and unvested Common Shares (Liberty Property Trust)/Common Units (Liberty Property Limited Partnership) outstanding during the year as well as the dilutive effect of outstanding options.

(3)	The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. A reconciliation of Funds from operations to net income may be found on page 19.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consistent with the dramatic slow down in the United States and world economy, rental demand for the Properties in Operation declined for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Despite this trend, the Company successfully leased 20.4 million square feet during the year ended December 31, 2008 and attained occupancy of 91.1% for the Wholly Owned Properties in Operation and 92.2% for the JV Properties in Operation for a combined occupancy of 91.3% for the Properties in Operation as of that date. At December 31, 2007, occupancy for the Wholly Owned Properties in Operation was 92.7% and for the JV Properties in Operation was 94.0% for a combined occupancy for the Properties in Operation of 92.9%. The Company believes that straight line rents on renewal and replacement leases for 2009 will on average be equal to or 5% less than rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will remain the same or decrease by 2% for 2009 compared to 2008.
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
Development
During the year ended December 31, 2008, joint ventures in which the Company held a 50% interest brought into service three Properties under Development representing 351,000 square feet and a Total Investment of $42.5 million. As of December 31, 2008, the projected Total Investment of JV Properties under Development was $186.4 million. For 2009, the Company expects unconsolidated joint ventures in which it holds an interest to bring into service $50 million or less of Total Investment in operating properties.
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
Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2008 increased to $5,031.2 million from $4,514.9 million for the year ended December 31, 2007. This increase in operating real estate owned resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $746.0 million for the year ended December 31, 2008 from $684.9 million for the year ended December 31, 2007. This $61.1 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. This increase was partially offset by a decrease in “Termination Fees,” which totaled $3.9 million for the year ended December 31, 2008 as compared to $4.2 million for the year ended December 31, 2007. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements for reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Year Ended December 31,		Percentage
	2008	2007	Increase (Decrease)
Northeast
– Southeastern PA	$120,778	$115,192	4.8%
– Lehigh/Central PA	70,792	66,799	6.0	% (1)
– New Jersey	23,156	26,934	(14.0	%) (2)
Midwest	51,890	52,865	(1.8%)
Mid-Atlantic	100,891	90,075	12.0	% (3)
South	115,329	100,274	15.0	% (3)
Philadelphia	21,635	14,585	48.3	% (4)
United Kingdom	3,295	2,682	22.9	% (5)

Total property level operating income (6)	$507,766	$469,406	8.2%

(1)	The increase for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to an increase in average gross investment in operating real estate and an increase in rental rates. This increase was partially offset by a decrease in occupancy during 2008.

(2)	The decrease for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to a decrease in occupancy. This decrease was partially offset by an increase in average gross investment in operating real estate and an increase in rental rates during 2008.

(3)	The increase for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to an increase in average gross investment in operating real estate, an increase in rental rates and an increase in occupancy during 2008 compared to 2007.

(4)	The increase for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1.25 million square foot development property which came into service incrementally from the third quarter of 2007 through the first quarter of 2008.

(5)	The increase for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to an increase in average gross investment in operating real estate. This increase was partially offset by a decrease in occupancy, a decrease in the foreign exchange rate, and a decrease in rental rates during 2008.

(6)	See a reconciliation of property level operating income to net income in the Same Store comparison below.

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

	Year Ended December 31,
	2008	2007
Same Store:
Rental revenue	$447,731	$448,489

Operating expenses:
Rental property expense	144,362	142,332
Real estate taxes	75,360	66,778
Operating expense recovery	(210,151)	(201,520)

Unrecovered operating expenses	9,571	7,590

Property level operating income	438,160	440,899
Less straight line rent	5,102	6,977

Cash basis property level operating income	$433,058	$433,922

Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$433,058	$433,922
Straight line rent	5,102	6,977

Property level operating income	438,160	440,899
Property level operating income – properties purchased or developed subsequent to January 1, 2007	69,776	27,644
Less: Property level operating income – properties held for sale at December 31, 2008	(2,377)	(2,084)
Less: Property level operating income – 2009 discontinued operations	(1,648)	(1,216)
Termination fees	3,855	4,163
General and administrative expense	(54,387)	(54,334)
Depreciation and amortization expense	(172,594)	(155,248)
Other income (expense)	(139,176)	(114,987)
Gain on property dispositions	10,572	1,463
Income taxes	(1,645)	709
Equity in earnings (loss) of unconsolidated joint ventures	2,805	(226)
Discontinued operations at December 31, 2008	26,081	42,938
2009 discontinued operations	684	589

Net income	$180,106	$190,310

General and Administrative
General and administrative expenses were relatively unchanged with an expense of $54.4 million for the year ended December 31, 2008 compared to $54.3 million for the year ended December 31, 2007. Minor increases in compensation expense were offset by minor decreases in expenses for marketing and consulting services.
Depreciation and Amortization
Depreciation and amortization increased to $172.6 million for the year ended December 31, 2008 from $155.2 million for the year ended December 31, 2007. The increase was primarily due to the increase in average gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense increased to $155.2 million for the year ended December 31, 2008 from $126.7 million for the year ended December 31, 2007. This increase was related to an increase in the average debt outstanding, which was $2,833.9 million for the year ended December 31, 2008, compared to $2,677.9 million for the year ended December 31, 2007. The effect of the increase in the average debt outstanding was partially offset by a decrease in the weighted average interest rate to 6.1% for the year ended December 31, 2008 from 6.5% for the year ended December 31, 2007. Also contributing to the increase in interest expense was the decrease in interest that was capitalized due to the decrease in development activity.
Interest expense allocated to discontinued operations for the years ended December 31, 2008 and 2007 was $2.7 million and $7.3 million, respectively. This decrease was due to the decrease in the level of dispositions in 2008 compared to 2007.
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
Income from discontinued operations decreased to $26.8 million from $43.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease is due to lower operating income and the decrease in gains recognized on sales which were $23.5 million for the year ended December 31, 2008 compared to $33.6 million for the year ended December 31, 2007.
As a result of the foregoing, the Company’s net income decreased to $180.1 million for the year ended December 31, 2008 from $190.3 million for the year ended December 31, 2007.
Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2007 increased to $4,514.9 million from $3,797.8 million for the year ended December 31, 2006. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $684.9 million for the year ended December 31, 2007 from $605.8 million for the year ended December 31, 2006. This $79.1 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Prior Year Same Store group of properties, discussed below. These increases were partially offset by a decrease in Termination Fees, which totaled $4.2 million for the year ended December 31, 2007 as compared to $6.1 million for the year ended December 31, 2006. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s Consolidated Financial Statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Year Ended December 31,		Percentage
	2007	2006	Increase (Decrease)
Northeast
– Southeastern PA	$115,192	$114,046	1.0%
– Lehigh/Central PA	66,799	62,222	7.4	% (1)
– New Jersey	26,934	26,456	1.8%
Midwest	52,865	49,214	7.4	% (2)
Mid-Atlantic	90,075	80,668	11.7	% (2)
South	100,274	76,525	31.0	% (2)
Philadelphia	14,585	8,916	63.6	% (3)
United Kingdom	2,682	906	196.0	% (4)

Total property level operating income (5)	$469,406	$418,953	12.0%

(1)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 was primarily due to an increase in average gross investment in operating real estate. This increase was partially offset by a decrease in occupancy and a decrease in rental rates during 2007.

(2)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 is primarily due to an increase in average gross investment in operating real estate and an increase in occupancy. This increase was partially offset by a decrease in rental rates during 2007.

(3)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 was due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1.25 million square foot development property which came into service incrementally from the third quarter of 2007 through the first quarter of 2008.

(4)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 was primarily due to an increase in average gross investment in operating real estate, an increase in rental rates and an increase in occupancy in 2007 compared to 2006.

(5)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
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
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 561 properties totaling approximately 50.2 million square feet owned on January 1, 2006 and excluding properties sold through December 31 2007.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2007 and 2006. Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended December 31,
	2007	2006
Prior Year Same Store:
Rental revenue	$414,197	$406,063

Operating expenses:
Rental property expense	131,698	123,156
Real estate taxes	62,157	61,294
Operating expense recovery	(188,006)	(177,680)

Unrecovered operating expenses	5,849	6,770

Property level operating income	408,348	399,293
Less straight line rent	2,111	5,091

Cash basis property level operating income	$406,237	$394,202

Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$406,237	$394,202
Straight line rent	2,111	5,091

Property level operating income – prior year Same Store	408,348	399,293
Property level operating income – properties purchased or developed subsequent to January 1, 2006	65,110	21,352
Less: Property level operating income – 2008/2009 discontinued operations	(8,217)	(7,754)
Termination fees	4,165	6,062
General and administrative expense	(54,334)	(46,358)
Depreciation and amortization expense	(155,248)	(131,822)
Other income (expense)	(114,987)	(100,575)
Gain on property dispositions	1,463	17,628
Income taxes	709	(288)
Equity in (loss) earnings of unconsolidated joint ventures	(226)	1,432
Discontinued operations at December 31, 2007	40,762	129,954
2008/2009 discontinued operations	2,765	3,119

Net income	$190,310	$292,043

General and Administrative
General and administrative expenses increased to $54.3 million for the year ended December 31, 2007 from $46.4 million for the year ended December 31, 2006. This increase was primarily due to increases in salaries and increases in personnel consistent with the increase in the size of the Company. The increase in general and administrative expenses was also due to the expensing of costs relating to the acquisition of Republic and an increase in cancelled project costs.
Depreciation and Amortization
Depreciation and amortization increased to $155.2 million for the year ended December 31, 2007 from $131.8 million for the year ended December 31, 2006. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a relatively shorter period than buildings.
Interest Expense
Interest expense increased to $126.7 million for the year ended December 31, 2007 from $109.3 million for the year ended December 31, 2006. This increase was related to an increase in the average debt outstanding, which was $2,677.9 million for the year ended December 31, 2007, compared to $2,263.9 million for the year ended December 31, 2006. The effect of the increase in the average debt outstanding was partially offset by an increase in capitalized interest costs and a decrease in the weighted average interest rate to 6.5% for the year ended December 31, 2007 from 6.6% for the year ended December 31, 2006.
Interest expense allocated to discontinued operations for the years ended December 31, 2007 and 2006 was $7.3 million and $15.0 million, respectively. This decrease was due to the decrease in the level of dispositions in 2007 compared to 2006.

Other
Gain on property dispositions decreased to $1.5 million for the year ended December 31, 2007 from $17.6 million for the year ended December 31, 2006. The decrease was due to a gain on sale of properties to an unconsolidated joint venture during the year ended December 31, 2006. There was no similar transaction in 2007.
Income from discontinued operations decreased to $43.5 million from $133.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease is due to lower operating income and the decrease in gains recognized on sales which were $33.6 million for the year ended December 31, 2007 compared to $112.6 million for the year ended December 31, 2006.
As a result of the foregoing, the Company’s net income decreased to $190.3 million for the year ended December 31, 2007 from $292.0 million for the year ended December 31, 2006.
Liquidity and Capital Resources
Overview
The uncertainty in the global credit markets has negatively affected the unsecured debt markets. As a result, the Company will be more reliant on the secured debt market as a source of financing in 2009. The Company anticipates that it will need approximately $150 million during 2009 to complete its December 31, 2008 development pipeline and to fund 2009 development starts. The Company’s 2009 debt maturities total approximately $320 million. The Company believes that proceeds from asset sales and from secured debt financing will provide it with sufficient funds to satisfy these obligations. The Company expects to realize approximately $125 million to $200 million in proceeds from asset sales in 2009. From January 1, 2009 through May 19, 2009, the Company has sold 11 Properties in Operation and one parcel of land for $64.9 million and it has closed on $317.4 million in secured debt financings.
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
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2008 the Company’s debt to gross assets ratio was 41.8%, and for the year ended December 31, 2008, the fixed charge coverage ratio was 2.4x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
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
In January 2009, the Company satisfied a $20 million 8.125% senior unsecured note. In April 2009, the Company satisfied a $238.6 million 7.75% senior unsecured note.
During the period from January 1, 2009 through May 19, 2009, the Company closed on mortgages totaling $317.4 million bearing interest at an average rate of 7.1%. The net proceeds of the financing transactions were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
In December 2008, the Company commenced the sale of up to $150.0 million of Common Shares pursuant to a continuous offering program. Through December 31, 2008, the Company sold 495,000 Common Shares as part of this program. From January 1, 2009 through May 19, 2009, the Company sold an additional 6.0 million Common Shares through this program. The net proceeds from the offering of $10.8 million through December 31, 2008 and of $121.7 million from January 1, 2009 through May 19, 2009 were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes. Through May 19, 2009, the Company paid Citigroup Global Markets, Inc., its agent under this program, an aggregate of $2.7 million in fees with respect to the Common Shares sold through this program.
In April, 2009, the Company’s Board of Trustees approved the expansion of the Company’s continuous offering program. In addition to the original program, the expansion allows for the sale of an additional $150 million in common shares.
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
Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Reconciliation of net income to FFO – basic
Net income	$151,942	$164,831	$266,574

Basic — income available to common shareholders	151,942	164,831	266,574
Basic – income available to common shareholders per weighted average share	$1.62	$1.81	$2.98

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	16,235	6,494	2,871
Depreciation and amortization	173,400	162,833	149,606
Gain on property dispositions	(34,336)	(36,498)	(136,036)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(6,606)	(5,820)	(877)

Funds from operations available to common shareholders — basic	$300,635	$291,840	$282,138

Basic Funds from operations available to common shareholders per weighted average share	$3.21	$3.20	$3.16

Reconciliation of net income to FFO – diluted
Net income	$151,942	$164,831	$266,574

Diluted – income available to common shareholders	151,942	164,831	266,574
Diluted – income available to common shareholders per weighted average share	$1.62	$1.80	$2.95

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	16,235	6,494	2,871
Depreciation and amortization	173,400	162,833	149,606
Gain on property dispositions	(34,336)	(36,498)	(136,036)
Noncontrolling interest less preferred share distributions and excess of preferred unit redemption over carrying amount	6,669	7,556	11,786

Funds from operations available to common shareholders – diluted	$313,910	$305,216	$294,801

Diluted Funds from operations available to common shareholders per weighted average share	$3.20	$3.18	$3.12

Reconciliation of weighted average shares:
Weighted average Common Shares – all basic calculations	93,624	91,185	89,313
Dilutive shares for long term compensation plans	180	618	1,179

Diluted shares for net income calculations	93,804	91,803	90,492
Weighted average common units	4,190	4,190	3,895

Diluted shares for Funds from operations calculations	97,994	95,993	94,387

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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the ‘Trust”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
As discussed in Note 16, these consolidated financial statements have been revised to give effect to certain adjustments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 (not provided herein) expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2009 except for Notes 2, 8, 13,14, 15 and 16, as to which the date is May 19, 2009.

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2008	2007
ASSETS
Real estate:
Land and land improvements	$813,397	$792,991
Buildings and improvements	4,260,121	4,408,309
Less accumulated depreciation	(982,114)	(858,671)

Operating real estate	4,091,404	4,342,629

Development in progress	245,463	316,985
Land held for development	209,551	247,124

Net real estate	4,546,418	4,906,738

Cash and cash equivalents	15,794	37,989
Restricted cash	39,726	34,567
Accounts receivable, net	12,985	15,908
Deferred rent receivable	85,352	79,720
Deferred financing and leasing costs, net	134,029	144,295
Investments in and advances to unconsolidated joint ventures	266,602	278,383
Assets held for sale	33,662	36,908
Prepaid expenses and other assets	82,467	109,429

Total assets	$5,217,035	$5,643,937

LIABILITIES
Mortgage loans	$198,560	$243,169
Unsecured notes	2,131,607	2,155,000
Credit facility	260,000	622,960
Accounts payable	32,481	44,666
Accrued interest	36,474	39,725
Dividends and distributions payable	48,858	59,849
Other liabilities	182,549	268,926

Total liabilities	2,890,529	3,434,295

EQUITY
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized, 100,034,404 (includes 1,249,909 in treasury) and 92,817,879 (includes 1,249,909 in treasury) shares issued and outstanding as of December 31, 2008 and 2007, respectively	101	93
Additional paid-in capital	2,162,820	1,947,453
Accumulated other comprehensive (loss) income	(5,378)	21,378
Distributions in excess of net income	(185,721)	(116,640)
Common Shares held in treasury, at cost, 1,249,909 shares as of December 31, 2008 and 2007	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	1,919,871	1,800,333

Noncontrolling interest-operating partnership, 4,074,967 and 4,189,967 common units outstanding as of December 31, 2008 and 2007, respectively, and 9,740,000 preferred units outstanding as of December 31, 2008 and 2007	405,505	408,792

Noncontrolling interest-consolidated joint ventures	1,130	517

Total equity	2,326,506	2,209,642

Total liabilities and equity	$5,217,035	$5,643,937

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUE
Rental	$518,507	$478,814	$425,680
Operating expense reimbursement	227,501	206,071	180,140

Total operating revenue	746,008	684,885	605,820

OPERATING EXPENSE
Rental property	152,227	143,183	122,454
Real estate taxes	86,015	72,296	64,413
General and administrative	54,387	54,334	46,358
Depreciation and amortization	172,594	155,248	131,822

Total operating expenses	465,223	425,061	365,047

Operating income	280,785	259,824	240,773

OTHER INCOME (EXPENSE)
Interest and other income	13,501	11,720	8,690
Debt extinguishment gain	2,521	—	—
Interest expense	(155,198)	(126,707)	(109,265)

Total other income (expense)	(139,176)	(114,987)	(100,575)

Income before property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	141,609	144,837	140,198

Gain on property dispositions	10,572	1,463	17,628
Income taxes	(1,645)	709	(288)
Equity in earnings (loss) of unconsolidated joint ventures	2,805	(226)	1,432

Income from continuing operations	153,341	146,783	158,970

Discontinued operations (including net gain on property dispositions of $23,519, $33,611, and $112,620 for the years ended December 31, 2008, 2007 and 2006, respectively)	26,765	43,527	133,073

Net income	$180,106	$190,310	$292,043
Noncontrolling interest-operating partnership	(27,681)	(25,378)	(25,476)
Noncontrolling interest-consolidated joint ventures	(483)	(101)	7

Net income available to common shareholders	$151,942	$164,831	$266,574

Earnings per share
Basic:
Income from continuing operations	$1.35	$1.35	$1.55
Income from discontinued operations	0.27	0.46	1.43

Income per common share – basic	$1.62	$1.81	$2.98

Diluted:
Income from continuing operations	$1.35	$1.35	$1.54
Income from discontinued operations	0.27	0.45	1.41

Income per common share – diluted	$1.62	$1.80	$2.95

Weighted average number of Common Shares outstanding
Basic	93,624	91,185	89,313
Diluted	93,804	91,803	90,492

Amounts attributable to common shareholders
Income from continuing operations	$126,308	$123,210	$139,197
Discontinued operations	25,634	41,621	127,377

Net income available to common shareholders	$151,942	$164,831	$266,574

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

			Accumulated		Common	Total		Noncontroll-
	Common		Other		Shares	Liberty	Noncontroll-	ing Interest-
	Shares of	Additional	Comprehensive	Distributions	Held	Property Trust	ing interest-	consolidated
	Beneficial	Paid-In	Income	in Excess of	in	Shareholders’	operating	joint	Total
	Interest	Capital	(loss)	Net Income	Treasury	Equity	partnership	ventures	Equity
Balance at January 1, 2006	$88	$1,716,417	$9,906	$(98,553)	$(1,327)	$1,626,531	$335,377	$407	$1,962,315
Net proceeds from the issuance of Common Shares	3	87,040	—	—	—	87,043	—	—	87,043
Net proceeds from the issuance of noncontrolling interest-common units	—	—	—	—	—	—	30,000	—	30,000
Net proceeds from the issuance of noncontrolling interest-preferred units	—	—	—	—	—	—	26,305	—	26,305
Net income	—	—	—	266,574	—	266,574	25,476	(7)	292,043
Distributions	—	—	—	(221,907)	—	(221,907)	(23,116)	19	(245,004)
Noncash compensation	—	6,212	—	—	—	6,212	—	—	6,212
Foreign currency translation adjustment	—	—	10,417	—	—	10,417	—	—	10,417
Redemption of noncontrolling interests for common shares	—	(22,811)	—	—	—	(22,811)	22,811	—	—

Balance at December 31, 2006	91	1,786,858	20,323	(53,886)	(1,327)	1,752,059	416,853	419	2,169,331
Net proceeds from the issuance of Common Shares	2	70,363	—	—	—	70,365	—	—	70,365
Net proceeds from the issuance of noncontrolling interest-preferred units	—	—	—	—	—	—	99,964	—	99,964
Net income	—	—	—	164,831	—	164,831	25,378	101	190,310
Distributions	—	—	—	(227,585)	—	(227,585)	(28,340)	(3)	(255,928)
Purchase of treasury shares	—	—	—	—	(50,624)	(50,624)	—	—	(50,624)
Noncash compensation	—	8,128	—	—	—	8,128	—	—	8,128
Foreign currency translation adjustment	—	—	1,055	—	—	1,055			1,055
Redemption of noncontrolling interest-preferred units	—	—	—	—	—	—	(22,959)	—	(22,959)
Redemption of noncontrolling interests for common shares	—	82,104	—	—	—	82,104	(82,104)	—	—

Balance at December 31, 2007	93	1,947,453	21,378	(116,640)	(51,951)	1,800,333	408,792	517	2,209,642
Net proceeds from the issuance of Common Shares	8	206,215	—	—	—	206,223	—	—	206,223
Net income	—	—	—	151,942	—	151,942	27,681	483	180,106
Distributions	—	—	—	(221,023)	—	(221,023)	(30,968)	130	(251,861)
Noncash compensation	—	9,152	—	—	—	9,152	—	—	9,152
Foreign currency translation adjustment	—	—	(26,756)	—	—	(26,756)	—	—	(26,756)

Balance at December 31, 2008	$101	$2,162,820	$(5,378)	$(185,721)	$(51,951)	$$1,919,871	$405,505	$1,130	$2,326,506

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$180,106	$190,310	$292,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,236	163,665	151,966
Amortization of deferred financing costs	4,429	4,137	4,244
Equity in (earnings) loss of unconsolidated joint ventures	(2,805)	226	(1,432)
Distributions from unconsolidated joint ventures	1,660	3,550	5,692
Gain on property dispositions	(34,091)	(35,074)	(130,248)
Noncash compensation	9,152	8,128	6,212
Changes in operating assets and liabilities:
Restricted cash	(10,903)	26,211	(21,692)
Accounts receivable	(4,277)	4,634	(6,879)
Deferred rent receivable	(13,482)	(13,455)	924
Prepaid expenses and other assets	(26,326)	(14,145)	(14,394)
Accounts payable	(10,913)	3,974	7,648
Accrued interest	(3,251)	3,428	1,405
Other liabilities	3,935	1,163	29,084

Net cash provided by operating activities	268,470	346,752	324,573

INVESTING ACTIVITIES
Investment in properties	(60,078)	(307,846)	(372,610)
Cash paid for business, net of cash acquired	—	(626,007)	—
Investments in and advances to unconsolidated joint ventures	58,250	(227,385)	(6,239)
Net proceeds from disposition of properties/land	382,956	996,474	492,548
Investment in development in progress	(247,393)	(417,877)	(339,631)
Investment in land held for development	(47,857)	(137,051)	(79,976)
Increase in deferred leasing costs	(33,325)	(39,232)	(29,034)

Net cash provided by (used in) investing activities	52,553	(758,924)	(334,942)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Shares	206,349	70,355	87,043
Purchase of treasury shares	—	(50,624)	—
Net proceeds from issuance of preferred units	—	99,958	26,305
Redemption of preferred units	—	(23,653)	—
Net proceeds from issuance of notes payable	—	415,063	—
Repayments of notes payable	—	(415,063)	—
Net proceeds from issuance of unsecured notes	—	446,205	295,393
Repayments of unsecured notes	(23,393)	(250,000)	(100,000)
Proceeds from mortgage loans	2,667	—	—
Repayments of mortgage loans	(46,452)	(16,365)	(56,406)
Proceeds from credit facility	572,300	1,363,050	725,025
Repayments on credit facility	(782,300)	(987,050)	(733,515)
Increase in deferred financing costs	(33)	(1,224)	(1,635)
Distributions paid on Common Shares	(231,325)	(226,718)	(219,873)
Distributions paid on units	(31,648)	(27,612)	(22,664)

Net cash (used in) provided by financing activities	(333,835)	396,322	(327)

Decrease in cash and cash equivalents	(12,812)	(15,850)	(10,696)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(9,383)	102	2,804
Cash and cash equivalents at beginning of year	37,989	53,737	61,629

Cash and cash equivalents at end of year	$15,794	$37,989	$53,737

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$31,421	$102,902	$87,424
Issuance of operating partnership common units	—	—	30,000
Acquisition of properties	—	(73,556)	(3,066)
Assumption of mortgage loans	—	73,556	3,066
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
Principles of Consolidation
The consolidated financial statements of the Company include the Trust, the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the noncontrolling shareholders. All significant intercompany transactions and accounts have been eliminated.
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
Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of noncontrolling interest-operating partnership.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share, updated to reflect discontinued operations as of March 31, 2009 (in thousands, except per share amounts):

	2008			2007
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$126,308	93,624	$1.35	$123,210	91,185	$1.35

Dilutive shares for long-term compensation plans	—	180		—	618

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	126,308	93,804	$1.35	123,210	91,803	$1.35

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	25,634	93,624	$0.27	41,621	91,185	$0.46

Dilutive shares for long-term compensation plans	—	180		—	618

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	25,634	93,804	$0.27	41,621	91,803	$0.45

Basic income per common share
Net income available to common shareholders	151,942	93,624	$1.62	164,831	91,185	$1.81

Dilutive shares for long-term compensation plans	—	180		—	618

Diluted income per common share
Net income available to common shareholders and assumed conversions	$151,942	93,804	$1.62	$164,831	91,803	$1.80

	2006
		Weighted
		Average
	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$139,197	89,313	$1.55

Dilutive shares for long-term compensation plans	—	1,179

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	139,197	90,492	$1.54

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	127,377	89,313	$1.43

Dilutive shares for long-term compensation plans	—	1,179

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	127,377	90,492	$1.41

Basic income per common share
Net income available to common shareholders	266,574	89,313	$2.98

Dilutive shares for long-term compensation plans	—	1,179

Diluted income per common share
Net income available to common shareholders and assumed conversions	$266,574	90,492	$2.95

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
Noncontrolling Interest
Noncontrolling interest in the accompanying financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments. Pursuant to the Company’s retrospective adoption on January 1, 2009 of SFAS No. 160, which establishes and expands the accounting and reporting standards of minority interests to be recharacterized as noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary, the Company is presenting its noncontrolling interests as permanent equity for all periods.

Common Units
The common units outstanding as of December 31, 2008 have the same economic characteristics as common shares of the Trust. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one–for-one basis with unregistered common shares of the Trust. The market value of the 4,074,967 common units of the Operating Partnership not held by the Trust based on the closing price of the shares of the Company at December 31, 2008 was $93.0 million.
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
The Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust is the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-on-one basis with unregistered preferred shares of the Trust.
During the year ended December 31, 2007, the Company raised $100 million through the placement of 7.40% Series H Cumulative Redeemable Preferred Units.
During the year ended December 31, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs, which was recorded in noncontrolling interest expense in the accompanying consolidated financial statements.
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
Litigation
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation arises out of disputes between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The disputes include claims arising from the termination of an officer of Republic (damages sought $1.8 million) and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation (damages sought $85.0 million compensatory and $85.0 million punitive). The Company believes that these claims are without merit and intends to defend itself vigorously against this litigation.

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
12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2008 and 2007 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations as of March 31, 2009 and the retrospective adoption of SFAS No. 160 (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
Operating revenue	$188,527	$185,958	$182,053	$189,470	$184,621	$173,293	$165,319	$161,652

Income from continuing operations	48,839	34,844	34,767	34,891	31,074	36,865	39,299	39,545

Discontinued operations	10,540	11,109	3,611	1,505	11,395	6,248	20,025	5,859

Net Income	59,379	45,953	38,378	36,396	42,469	43,113	59,324	45,404

Income per common share — basic (1)	0.53	0.41	0.34	0.33	0.39	0.41	0.57	0.44

Income per common share — diluted (1)	0.53	0.41	0.34	0.33	0.39	0.41	0.57	0.43

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
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
The operating information by segment is as follows, with restated amounts that reflect discontinued operations as of March 31, 2009 (in thousands):
YEAR ENDED DECEMBER 31, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				phila-	united
	PA	PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$178,507	$96,906	$38,004	$82,964	$142,543	$173,319	$29,426	$4,339	$746,008
Rental property expenses and real estate taxes	57,729	26,114	14,848	31,074	41,652	57,990	7,791	1,044	238,242

Property level operating income	$120,778	$70,792	$23,156	$51,890	$100,891	$115,329	$21,635	$3,295	507,766

Interest and other income									13,501
Debt extinguishment gain									2,521
Interest expense									(155,198)
General and administrative									(54,387)
Depreciation and amortization									(172,594)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									141,609
Gain on property dispositions									10,572
Income taxes									(1,645)
Equity in earnings of unconsolidated joint ventures									2,805
Discontinued operations									26,765

Net income									$180,106

YEAR ENDED DECEMBER 31, 2007

	Northeast
		Lehigh/
	Southeastern	Central	New				phila-	united
	PA	PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$172,142	$89,685	$36,162	$80,926	$128,599	$150,693	$23,963	$2,715	$684,885
Rental property expenses and real estate taxes	56,950	22,886	9,228	28,061	38,524	50,419	9,378	33	215,479

Property level operating income	$115,192	$66,799	$26,934	$52,865	$90,075	$100,274	$14,585	$2,682	469,406

Interest and other income									11,720
Interest expense									(126,707)
General and administrative									(54,334)
Depreciation and amortization									(155,248)

Income before property dispositions, income taxes and equity in loss of unconsolidated joint ventures									144,837
Gain on property dispositions									1,463
Income taxes									709
Equity in loss of unconsolidated joint ventures									(226)
Discontinued operations									43,527

Net income									$190,310

YEAR ENDED DECEMBER 31, 2006

	Northeast
	Southeastern	Lehigh/	New				phila-	united
	PA	Central PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$168,227	$82,107	$34,584	$75,966	$114,593	$113,347	$15,829	$1,167	$605,820
Rental property expenses and real estate taxes	54,181	19,885	8,128	26,752	33,925	36,822	6,913	261	186,867

Property level operating income	$114,046	$62,222	$26,456	$49,214	$80,668	$76,525	$8,916	$906	418,953

Interest and other income									8,690
Interest expense									(109,265)
General and administrative									(46,358)
Depreciation and amortization									(131,822)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									140,198
Gain on property dispositions									17,628
Income taxes									(288)
Equity in earnings of unconsolidated joint ventures									1,432
Discontinued operations									133,073

Net income									$292,043

	Real Estate Related Revenues
	Year Ended December 31,
Product Type Information	2008	2007	2006
Industrial	$299,581	$274,404	$253,222
Office	446,427	410,481	352,598

Total operating revenue	$746,008	$684,885	$605,820

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	Delphia	Kingdom (1)	Total
January 1, 2008	$1,103,372	$676,963	$199,662	$543,445	$965,546	$1,190,232	$470,548	$51,532	$5,201,300
Additions	40,599	76,621	22,763	7,319	50,811	109,111	7,729	(13,119)	301,834
Dispositions	(23,232)	—	(10,921)	(8,928)	(15,338)	(3,300)	(367,897)	—	(429,616)

December 31, 2008	$1,120,739	$753,584	$211,504	$541,836	$1,001,019	$1,296,043	$110,380	$38,413	5,073,518

Accumulated depreciation									(982,114)
Development in progress									245,463
Land held for development									209,551
Assets held for sale									33,662
Other assets									636,955

Total assets at December 31, 2008									$5,217,035

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/
	Southeastern	Central					Phila-	United
	PA	PA	New Jersey	Midwest	Mid-Atlantic	South	Delphia	Kingdom (1)	Total
January 1, 2007	$1,048,142	$582,475	$112,397	$699,585	$861,863	$953,808	$103,008	$11,435	$4,372,713
Additions	67,645	103,750	87,265	64,050	114,274	245,317	367,540	40,097	1,089,938
Dispositions	(12,415)	(9,262)	—	(220,190)	(10,591)	(8,893)	—	—	(261,351)

December 31, 2007	$1,103,372	$676,963	$199,662	$543,445	$965,546	$1,190,232	$470,548	$51,532	5,201,300

Accumulated depreciation									(858,671)
Development in progress									316,985
Land held for development									247,124
Assets held for sale									36,908
Other assets									700,291

Total assets at December 31, 2007									$5,643,937

(1)	United Kingdom additions are impacted by foreign currency translation gain or loss.
14. SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED
ASSETS”
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale as of March 31, 2009 are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations as of March 31, 2009. The proceeds from dispositions of operating properties with no continuing involvement were $80.0 million and $369.5 million for the years ended December 31, 2008 and 2007, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues	$15,814	$45,283	$87,281
Operating expenses	(6,232)	(18,020)	(31,725)
Interest expense	(2,680)	(7,308)	(14,981)
Depreciation and amortization	(3,656)	(10,039)	(20,122)

Income before property dispositions	$3,246	$9,916	$20,453

Included in the discontinued operations above are six properties totaling 296,000 square feet located in the Company’s Mid-Atlantic segment that were considered to be held for sale as of December 31, 2008 and five properties totaling 152,000 square feet located in the Company’s Northeast segment that were considered to be held for sale as of March 31, 2009.
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
15. SUBSEQUENT EVENTS
In December 2008, the Company commenced the sale of Common Shares pursuant to a continuous offering program. From January 1, 2009 through May 19, 2009, the Company sold 6.0 million common shares through this program. The net proceeds from the offering of $121.7 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
During the period from January 1, 2009 through May 19, 2009, the Company closed on mortgages totaling $317.4 million bearing interest at an average rate of 7.1%. The mortgages encumber certain of the Company’s Properties in Operation. The net proceeds from these mortgages were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
During the period from January 1, 2009 through May 19, 2009, the Company repaid $20 million of 8.125% medium term unsecured notes, purchased $11.4 million of its 7.75% senior notes and $6.9 million of its 8.50% senior notes and repaid $238.6 million of its 7.75% senior unsecured notes.
In April 2009, the Company’s Board of Trustees approved the expansion of the Company’s continuous offering program. In addition to the original program, the expansion allows for the sale of an additional $150 million in common shares.
16. ADJUSTMENTS TO PREVIOUSLY FILED FINANCIAL STATEMENTS
These consolidated financial statements have been updated to reflect the adoption of SFAS No. 160 and discontinued operations as of March 31, 2009.
SFAS No.160
Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 describes a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 establishes accounting and reporting standards that require, among other items: a) the ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated balance sheets within equity but separate from the parent’s equity; b) the amount of consolidated net income in the consolidated statements of operations attributable to the parent and the noncontrolling interests be presented on the face of the consolidated statements of operations; and c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling holders. The presentation and disclosure requirements of SFAS No. 160 have been applied retrospectively for all periods presented in the accompanying consolidated balance sheets, statements of operations, statements of equity, and statements of cash flows. In addition, Note 8 includes expanded disclosures regarding the rights of the various equity holders and Notes 12 (unaudited) and 13 have been updated pursuant to the presentation requirements of SFAS No. 160.
The following reflects the adjustments made to the consolidated balance sheets from those previously filed.

As of December 31, 2008

	As reported	Adjustment	As adjusted
Minority Interest	$369,771	$(369,771)	$—

Equity
Common Shares	101	—	101
Additional paid - in capital	2,199,684	(36,864)	2,162,820
Accumulated other comprehensive (loss) income	(5,378)	—	(5,378)
Distributions in excess of net income	(185,721)	—	(185,721)
Common shares in treasury	(51,951)	—	(51,951)

Total Liberty Property Trust Shareholders equity	$1,956,735	(36,864)	1,919,871

Noncontrolling interest — operating partnership		405,505	405,505
Noncontrolling interest — consolidated joint ventures		1,130	1,130

Total equity		$369,771	$2,326,506

As of December 31, 2007

	As reported	Adjustment	As adjusted
Minority Interest	$372,621	$(372,621)	—

Equity
Common Shares	93	—	93
Additional paid - in capital	1,984,141	(36,688)	1,947,453
Accumulated other comprehensive (loss) income	21,378	—	21,378
Distributions in excess of net income	(116,640)	—	(116,640)
Common shares in treasury	(51,951)	—	(51,951)

Total Liberty Property Trust Shareholders equity	$1,837,021	(36,688)	1,800,333

Noncontrolling interest — operating partnership		408,792	408,792
Noncontrolling interest — consolidated joint ventures		517	517

Total equity		$372,621	$2,209,642

Discontinued Operations
The accompanying financial statements have also been updated to reflect for all periods presented the results of operations of five properties totaling 152,000 square feet in the Company’s Northeast segment that were considered to be held for sale as of March 31, 2009.
These adjustments impacted the consolidated statements of operations, the income per common share disclosures in Note 2, the quarterly results of operations in Note 12 (unaudited), the segment disclosures in Note 13, and the discontinued operations disclosures in Note 14.
The impact of these changes was to decrease income from continuing operations and increase income from discontinued operations by $684, $589, and $721 for the years ended December 31, 2008, 2007, and 2006, respectively, compared to the previously filed financial statements.

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

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
As discussed in Note 14, these consolidated financial statements have been revised to give effect to certain adjustments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 (not provided herein) expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2009 except for Notes 2, 8, 11, 12, 13 and 14 as to which the date is May 19, 2009.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	December 31,
	2008	2007
ASSETS
Real estate:
Land and land improvements	$813,397	$792,991
Buildings and improvements	4,260,121	4,408,309
Less accumulated depreciation	(982,114)	(858,671)

Operating real estate	4,091,404	4,342,629

Development in progress	245,463	316,985
Land held for development	209,551	247,124

Net real estate	4,546,418	4,906,738

Cash and cash equivalents	15,794	37,989
Restricted cash	39,726	34,567
Accounts receivable, net	12,985	15,908
Deferred rent receivable	85,352	79,720
Deferred financing and leasing costs, net	134,029	144,295
Investments in and advances to unconsolidated joint ventures	266,602	278,383
Assets held for sale	33,662	36,908
Prepaid expenses and other assets	82,467	109,429

Total assets	$5,217,035	$5,643,937

LIABILITIES
Mortgage loans	$198,560	$243,169
Unsecured notes	2,131,607	2,155,000
Credit facility	260,000	622,960
Accounts payable	32,481	44,666
Accrued interest	36,474	39,725
Distributions payable	48,858	59,849
Other liabilities	182,549	268,926

Total liabilities	2,890,529	3,434,295

Noncontrolling interest-consolidated joint ventures	1,130	517
Limited partners’ equity – preferred units, 9,740,000 preferred units outstanding as of December 31, 2008 and December 31, 2007	287,959	287,960
– common units, 4,074,967 and 4,189,967 common units outstanding as of December 31, 2008 and December 31, 2007, respectively	117,546	120,832

OWNERS’ EQUITY
General partner’s equity – common units, 100,034,404 and 92,817,879 units outstanding as of December 31, 2008 and December 31, 2007, respectively	1,919,871	1,800,333

Total liabilities and owners’ equity	$5,217,035	$5,643,937

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUE
Rental	$518,507	$478,814	$425,680
Operating expense reimbursement	227,501	206,071	180,140

Total operating revenue	746,008	684,885	605,820

OPERATING EXPENSES
Rental property	152,227	143,183	122,454
Real estate taxes	86,015	72,296	64,413
General and administrative	54,387	54,334	46,358
Depreciation and amortization	172,594	155,248	131,822

Total operating expenses	465,223	425,061	365,047

Operating income	280,785	259,824	240,773

OTHER INCOME (EXPENSE)

Interest and other income	13,501	11,720	8,690
Debt extinguishment gain	2,521	—	—
Interest expense	(155,198)	(126,707)	(109,265)

Total other income(expense)	(139,176)	(114,987)	(100,575)

Income before property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	141,609	144,837	140,198

Gain on property dispositions	10,572	1,463	17,628
Income taxes	(1,645)	709	(288)
Equity in earnings (loss) of unconsolidated joint ventures	2,805	(226)	1,432

Income from continuing operations	153,341	146,783	158,970

Discontinued operations (including net gain on property dispositions of $23,519, $33,611 and $112,620 for the years ended December 31, 2008, 2007 and 2006, respectively)	26,765	43,527	133,073

Net income	180,106	190,310	292,043
Noncontrolling interest-consolidated joint venture	(483)	(101)	7
Preferred unit distributions	21,012	17,126	13,691
Excess of preferred unit redemption over carrying amount	—	696	—

Income available to common unitholders	$158,611	$172,387	$278,359

Earnings per common unit
Basic:
Income from continuing operations	$1.35	$1.35	$1.55
Income from discontinued operations	0.27	0.46	1.43

Income per common unit — basic	$1.62	$1.81	$2.98

Diluted:
Income from continuing operations	$1.35	$1.35	$1.54
Income from discontinued operations	0.27	0.45	1.41

Income per common unit — diluted	$1.62	$1.80	$2.95

Weighted average number of common units outstanding
Basic	97,814	95,375	93,208
Diluted	97,994	95,993	94,387
See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

General
Partner’s
Equity
Balance at January 1, 2006	$1,626,531
Contributions from partners	93,255
Distributions to partners	(221,907)
Foreign currency translation adjustment	10,417
Net income	266,574
Redemption of limited partners’ common units for common shares	(22,811)

Balance at December 31, 2006	1,752,059
Contributions from partners	78,493
Distributions to partners	(278,209)
Foreign currency translation adjustment	1,055
Net income	164,831
Redemption of limited partners’ common units for common shares	82,104

Balance at December 31, 2007	1,800,333
Contributions from partners	215,375
Distributions to partners	(221,023)
Foreign currency translation adjustment	(26,756)
Net income	151,942

Balance at December 31, 2008	$1,919,871

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$180,106	$190,310	$292,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,236	163,665	151,966
Amortization of deferred financing costs	4,429	4,137	4,244
Equity in loss (earnings) of unconsolidated joint ventures	(2,805)	226	(1,432)
Distributions from unconsolidated joint ventures	1,660	3,550	5,692
Gain on property dispositions	(34,091)	(35,074)	(130,248)
Noncash compensation	9,152	8,128	6,212
Changes in operating assets and liabilities:
Restricted cash	(10,903)	26,211	(21,692)
Accounts receivable	(4,277)	4,634	(6,879)
Deferred rent receivable	(13,482)	(13,455)	924
Prepaid expenses and other assets	(26,326)	(14,145)	(14,394)
Accounts payable	(10,913)	3,974	7,648
Accrued interest	(3,251)	3,428	1,405
Other liabilities	3,935	1,163	29,084

Net cash provided by operating activities	268,470	346,752	324,573

INVESTING ACTIVITIES
Investment in properties	(60,078)	(307,846)	(372,610)
Cash paid for business, net of cash acquired	—	(626,007)	—
Investments in and advances to unconsolidated joint ventures	58,250	(227,385)	(6,239)
Net proceeds from disposition of properties/land	382,956	996,474	492,548
Investment in development in progress	(247,393)	(417,877)	(339,631)
Increase in land held for development	(47,857)	(137,051)	(79,976)
Increase in deferred leasing costs	(33,325)	(39,232)	(29,034)

Net cash provided by (used in) investing activities	52,553	(758,924)	(334,942)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	—	415,063	—
Redemption of notes payable	—	(415,063)	—
Net proceeds from issuance of unsecured notes	—	446,205	295,393
Repayment of unsecured notes	(23,393)	(250,000)	(100,000)
Proceeds from mortgage loans	2,667	—	—
Repayments of mortgage loans	(46,452)	(16,365)	(56,406)
Proceeds from credit facility	572,300	1,363,050	725,025
Repayments on credit facility	(782,300)	(987,050)	(733,515)
Increase in deferred financing costs	(33)	(1,224)	(1,635)
Capital contributions	206,349	170,313	113,348
Distributions to partners	(262,973)	(328,607)	(242,537)

Net cash (used in) provided by financing activities	(333,835)	396,322	(327)

Decrease in cash and cash equivalents	(12,812)	(15,850)	(10,696)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(9,383)	102	2,804
Cash and cash equivalents at beginning of year	37,989	53,737	61,629

Cash and cash equivalents at end of year	$15,794	$37,989	$53,737

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$31,421	$102,902	$87,424
Issuance of operating partnership common units	—	—	30,000
Acquisition of properties	—	(73,556)	(3,066)
Assumption of mortgage loans	—	73,556	3,066
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
Principles of Consolidation
The consolidated financial statements of the Company include the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the noncontrolling shareholders. All significant intercompany transactions and accounts have been eliminated.
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
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit, updated to reflect discontinued operations as of March 31, 2009 (in thousands, except per unit amounts):

	2008			2007
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$152,858			$146,682
Less: Preferred unit distributions	(21,012)			(17,126)
Excess of preferred unit redemption over carrying amount	—			(696)

Basic income from continuing operations
Income from continuing operations available to common unitholders	131,846	97,814	$1.35	128,860	95,375	$1.35

Dilutive units for long-term compensation plans	—	180		—	618

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	131,846	97,994	$1.35	128,860	95,993	$1.35

Basic income from discontinued operations
Discontinued operations	26,765	97,814	$0.27	43,527	95,375	$0.46

Dilutive units for long-term compensation plans	—	180		—	618

Diluted income from discontinued operations
Discontinued operations	26,765	97,994	$0.27	43,527	95,993	$0.45

Basic income per common unit
Income available to common unitholders	158,611	97,814	$1.62	172,387	95,375	$1.81

Dilutive units for long-term compensation plans	—	180		—	618

Diluted income per common unit
Income available to common unitholders and assumed conversions	$158,611	97,994	$1.62	$172,387	95,993	$1.80

	2006
		Weighted
		Average
	Income	Units	Per
	(Numerator)	(Denominator)	Unit
Income from continuing operations	$158,977
Less: Preferred unit distributions	(13,691)

Basic income from continuing operations
Income from continuing operations available to common unitholders	145,286	93,208	$1.55

Dilutive units for long-term compensation plans	—	1,179

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	145,286	94,387	$1.54

Basic income from discontinued operations
Discontinued operations	133,073	93,208	$1.43

Dilutive units for long-term compensation plans	—	1,179

Diluted income from discontinued operations
Discontinued operations	133,073	94,387	$1.41

Basic income per common unit
Income available to common unitholders	278,359	93,208	$2.98

Dilutive units for long-term compensation plans	—	1,179

Diluted income per common unit
Income available to common unitholders and assumed Conversions	$278,359	94,387	$2.95

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
The condensed balance sheets as of December 31, 2008 and 2007 and statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty Commerz 1701 JFK Boulevard, LP and other unconsolidated joint ventures for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):
Balance Sheets:

	December 31, 2008
	Liberty			Blythe		Liberty Commerz
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty	1701 JFK
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Boulevard, LP	Other	Total
Real estate assets	$119,523	$170,521	$227,318	$189,256	$804,587	$492,189	$57,933	$2,061,327
Accumulated depreciation	(16,285)	(8,971)	(12,436)	(5,301)	(28,515)	(14,013)	(790)	(86,311)

Real estate assets, net	103,238	161,550	214,882	183,955	776,072	478,176	57,143	1,975,016

Development in progress	9,948	—	16,252	—	101,653	—	7,524	135,377
Land held for development	2,733	—	42,338	42,668	7,859	—	14,435	110,033
Other assets	13,585	10,481	9,506	10,353	58,485	65,495	31,654	199,559

Total assets	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Debt	$82,813	$138,634	$145,504	$180,004	$350,121	$324,000	$38,830	$1,259,906
Other liabilities	2,168	38,112	7,481	37,899	40,919	32,362	19,764	178,705
Equity	44,523	(4,715)	129,993	19,073	553,029	187,309	52,162	981,374

Total liabilities and equity	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Company’s net investment in unconsolidated joint ventures (1)	$10,355	$3,415	$26,583	$9,129	$138,102	$50,899	$28,119	$266,602

	December 31, 2007
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Real estate assets	$118,030	$231,399	$225,405	$267,488	$802,146	$—	$14,586	$1,659,054
Accumulated depreciation	(13,115)	(8,385)	(6,533)	(2,004)	(5,746)	—	(60)	(35,843)

Real estate assets, net	104,915	223,014	218,872	265,484	796,400	—	14,526	1,623,211

Development in progress	—	—	—	—	76,483	—	40,694	117,177
Land held for development	2,733	—	41,008	48,712	7,859	—	28,201	128,513
Other assets	24,185	17,551	11,871	18,716	54,684	—	15,513	142,520

Total assets	$131,833	$240,565	$271,751	$332,912	$935,426	$—	$98,934	$2,011,421

Debt	$81,216	$188,765	$145,400	$251,654	$339,120	$—	$43,249	$1,049,404
Other liabilities	2,830	50,656	3,677	40,399	43,491	—	3,834	144,887
Equity	47,787	1,144	122,674	40,859	552,815	—	51,851	817,130

Total liabilities and equity	$131,833	$240,565	$271,751	$332,912	$935,426	$—	$98,934	$2,011,421

Company’s net investment in unconsolidated joint ventures (1)	$11,352	$6,002	$24,729	$11,773	$197,622	$—	$26,905	$278,383

(1)	Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Deferred gains are amortized to equity in earnings (loss) of joint ventures over the average estimated useful lives of the assets sold.
Statements of Operations:

	Year Ended December 31, 2008
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	, LP	LP	Other	Total
Total revenue	$19,075	$18,057	$22,811	$15,386	$76,552	$43,607	$3,056	$198,544

Operating expense	7,074	2,490	7,003	2,377	24,440	15,080	709	59,173

	12,001	15,567	15,808	13,009	52,112	28,527	2,347	139,371
Interest	(4,522)	(9,900)	(7,833)	(14,253)	(17,670)	(15,454)	(2,057)	(71,689)
Depreciation and amortization	(4,162)	(5,272)	(7,378)	(5,911)	(34,951)	(10,941)	(862)	(69,477)
Other income/(expense)	2,473	(924)	195	(467)	722	191	(96)	2,094
Gain on sale	(3)	—	—	—	—	—	102	99

Net income (loss)	$5,787	$(529)	$792	$(7,622)	$213	$2,323	$(566)	$398

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,645	$167	$549	$(1,370)	$1,288	$685	$(159)	$2,805

	Year Ended December 31, 2007
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Total revenue	$18,457	$19,696	$17,360	$5,920	$18,203	$—	$397	$80,033
Operating expense	5,807	2,374	4,433	5,265	4,273	—	131	22,283

	12,650	17,322	12,927	655	13,930	—	266	57,750

Interest	(4,240)	(14,583)	(6,297)	(6,009)	(4,299)	—	(253)	(35,681)
Depreciation and amortization	(4,228)	(7,058)	(6,316)	(2,201)	(8,969)	—	(70)	(28,842)
Other income/(expense)	(76)	(645)	(266)	(220)	(1,337)	—	359	(2,185)
Gain on sale	524	—	—	—	—	—	867	1,391

Net income (loss)	$4,630	$(4,964)	$48	$(7,775)	$(675)	$—	$1,169	$(7,567)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,320	$(732)	$399	$(1,514)	$(232)	$—	$533	$(226)

	Year Ended December 31, 2006
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Total revenue	$18,395	$18,183	$7,471	$—	$—	$—	$—	$44,049
Operating expense	5,364	2,181	1,833	—	—	—	171	9,549

	13,031	16,002	5,638	—	—	—	(171)	34,500

Interest	(4,501)	(13,455)	(2,527)	—	—	—	—	(20,483)
Depreciation and amortization	(4,544)	(6,267)	(2,502)	—	—	—	—	(13,313)
Other income/(expense)	(127)	(604)	5	—	—	—	392	(334)
Gain on sale	2,644	—	—	—	—	—	138	2,782

Net income (loss)	$6,503	$(4,324)	$614	$—	$—	$—	$359	$3,152

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,651	$(657)	$259	$—	$—	$—	$179	$1,432

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred leasing costs	$188,056	$173,669
Deferred financing costs	8,754	12,077
In-place lease value and related intangible asset	77,564	77,760

	274,374	263,506

Accumulated amortization	(140,345)	(119,211)

Total	$134,029	$144,295

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

8. EQUITY
Noncontrolling Interest

Noncontrolling interest in the accompanying financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interest includes third-party ownership interests in consolidated joint venture investments.
The following details the change in noncontrolling interest for the years ended December 31, 2008, 2007 and 2006.

	Noncontrolling
	interest -	Limited	Limited partners’
	consolidated	partners’ equity	equity -
	joint ventures	- preferred units	common units
Balance at January 1, 2006	$407	$184,656	$150,721
Contributions from partners	19	—	—
Distributions to partners	—	(13,690)	(9,425)
Issuance of operating partnership units	—	26,304	30,000
Net income	(7)	13,690	11,786
Redemption of limited partners common units for common shares	—	—	22,811

Balance at December 31, 2006	419	210,960	205,893
Distributions to partners	(3)	(17,828)	(10,512)
Issuance of operating partnership units	—	99,964	—
Redemption of preferred units	—	(22,959)	—
Net income	101	17,823	7,555
Redemption of limited partners common units for common shares	—	—	(82,104)

Balance at December 31, 2007	517	287,960	120,832
Contributions from partners	130	—	176
Distributions to partners	—	(21,013)	(10,131)
Net income	483	21,012	6,669

Balance at December 31, 2008	$1,130	$287,959	$117,546

Common Units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2008 have the same economic characteristics as common shares of the Trust. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 4,074,967 common units based on the closing price of the shares of the Company at December 31, 2008 was $93.0 million.
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
The Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust is the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-on-one basis with unregistered preferred shares of the Trust.
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
Litigation
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation arises out of disputes between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The disputes include claims arising from the termination of an officer of Republic (damages sought $1.8 million) and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation (damages sought $85.0 million compensatory and $85.0 million punitive). The Company believes that these claims are without merit and intends to defend itself vigorously against this litigation.
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
10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2008 and 2007 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations as of March 31, 2009 and the retrospective adoption of SFAS No. 160 (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
Operating revenue	$188,527	$185,958	$182,053	$189,470	$184,621	$173,293	$165,319	$161,652

Income from continuing operations	48,839	34,844	34,767	34,891	31,074	36,865	39,299	39,545

Discontinued operations	10,540	11,109	3,611	1,505	11,395	6,248	20,025	5,859

Net Income	29,379	45,953	38,378	36,396	42,469	43,113	59,324	45,404

Income per common unit — basic (1)	0.53	0.41	0.34	0.33	0.39	0.41	0.57	0.44

Income per common unit — diluted (1)	0.53	0.41	0.34	0.33	0.39	0.41	0.57	0.43

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

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
The operating information by segment is as follows, with restated amounts that reflect discontinued operations as of March 31, 2009 (in thousands):
YEAR ENDED DECEMBER 31, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				phila-	united
	PA	PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$178,507	$96,906	$38,004	$82,964	$142,543	$173,319	$29,426	$4,339	$746,008
Rental property expenses and real estate taxes	57,729	26,114	14,848	31,074	41,652	57,990	7,791	1,044	238,242

Property level operating income	$120,778	$70,792	$23,156	$51,890	$100,891	$115,329	$21,635	$3,295	507,766

Interest and other income									13,501
Debt extinguishment gain									2,521
Interest expense									(155,198)
General and administrative									(54,387)
Depreciation and amortization									(172,594)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									141,609
Gain on property dispositions									10,572
Income taxes									(1,645)
Equity in earnings of unconsolidated joint ventures									2,805
Discontinued operations									26,765

Net income									$180,106

YEAR ENDED DECEMBER 31, 2007

	Northeast
	Southeastern	Lehigh/	New		mid-		phila-	united
	PA	Central PA	Jersey	Midwest	atlantic	South	delphia	kingdom	total
Operating revenue	$172,142	$89,685	$36,162	$80,926	$128,599	$150,693	$23,963	$2,715	$684,885
Rental property expenses and real estate taxes	56,950	22,886	9,228	28,061	38,524	50,419	9,378	33	215,479

Property level operating income	$115,192	$66,799	$26,934	$52,865	$90,075	$100,274	$14,585	$2,682	469,406

Interest and other income									11,720
Interest expense									(126,707)
General and administrative									(54,334)
Depreciation and amortization									(155,248)

Income before property dispositions, income taxes and equity in loss of unconsolidated joint ventures									144,837
Gain on property dispositions									1,463
Income taxes									709
Equity in loss of unconsolidated joint ventures									(226)
Discontinued operations									43,527

Net income									$190,310

YEAR ENDED DECEMBER 31, 2006

	Northeast
	Southeastern	Lehigh/	New				phila-	united
	PA	Central PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$168,227	$82,107	$34,584	$75,966	$114,593	$113,347	$15,829	$1,167	$605,820
Rental property expenses and real estate taxes	54,181	19,885	8,128	26,752	33,925	36,822	6,913	261	186,867

Property level operating income	$114,046	$62,222	$26,456	$49,214	$80,668	$76,525	$8,916	$906	418,953

Interest and other income									8,690
Interest expense									(109,265)
General and administrative									(46,358)
Depreciation and amortization									(131,822)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									140,198
Gain on property dispositions									17,628
Income taxes									(288)
Equity in earnings of unconsolidated joint ventures									1,432
Discontinued operations									133,073

Net income									$292,043

Product Type Information

	Real Estate Related Revenues
	Year Ended December 31,
	2008	2007	2006
Industrial	$299,581	$274,404	$253,222
Office	446,427	410,481	352,598

Total operating revenue	$746,008	$684,885	$605,820

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
	Southeastern	Lehigh/			Mid-		Phila-	United
	PA	Central PA	New Jersey	Midwest	Atlantic	South	Delphia	Kingdom (1)	Total
January 1, 2008	$1,103,372	$676,963	$199,662	$543,445	$965,546	$1,190,232	$470,548	$51,532	$5,201,300
Additions	40,599	76,621	22,763	7,319	50,811	109,111	7,729	(13,119)	301,834
Dispositions	(23,232)	—	(10,921)	(8,928)	(15,338)	(3,300)	(367,897)	—	(429,616)

December 31, 2008	$1,120,739	$753,584	$211,504	$541,836	$1,001,019	$1,296,043	$110,380	$38,413	5,073,518

Accumulated depreciation									(982,114)
Development in progress									245,463
Land held for development									209,551
Assets held for sale									33,662
Other assets									636,955

Total assets at December 31, 2008									$5,217,035

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/
	Southeastern	Central					Phila	United
	PA	PA	New Jersey	Midwest	Mid-Atlantic	South	-Delphia	Kingdom (1)	Total
January 1, 2007	$1,048,142	$582,475	$112,397	$699,585	$861,863	$953,808	$103,008	$11,435	$4,372,713
Additions	67,645	103,750	87,265	64,050	114,274	245,317	367,540	40,097	1,089,938
Dispositions	(12,415)	(9,262)	—	(220,190)	(10,591)	(8,893)	—	—	(261,351)

December 31, 2007	$1,103,372	$676,963	$199,662	$543,445	$965,546	$1,190,232	$470,548	$51,532	5,201,300

Accumulated depreciation									(858,671)
Development in progress									316,985
Land held for development									247,124
Assets held for sale									36,908
Other assets									700,291

Total assets at December 31, 2007									$5,643,937

(1)	United Kingdom additions are impacted by foreign currency translation gain or loss.

12. SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale as of March 31, 2009 are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations as of March 31, 2009. The proceeds from dispositions of operating properties with no continuing involvement were $80.0 million and $369.5 million for the years ended December 31, 2008 and 2007, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues	$15,814	$45,283	$87,281
Operating expenses	(6,232)	(18,020)	(31,725)
Interest expense	(2,680)	(7,308)	(14,981)
Depreciation and amortization	(3,656)	(10,039)	(20,122)

Income before property dispositions	$3,246	$9,916	$20,453

Included in the discontinued operations above are six properties totaling 296,000 square feet located in the Company’s Mid-Atlantic segment that were considered to be held for sale as of December 31, 2008 and five properties totaling 152,000 square feet located in the Company’s Northeast segment that were considered to be held for sale as of March 31, 2009.
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
13. SUBSEQUENT EVENTS
In December 2008, the Company commenced the sale of Common Shares pursuant to a continuous offering program. From January 1, 2009 through May 19, 2009, the Company sold 6.0 million common shares through this program. The net proceeds from the offering of $121.7 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
During the period from January 1, 2009 through May 19, 2009, the Company closed on mortgages totaling $317.4 million bearing interest at an average rate of 7.1%. The mortgages encumber certain of the Company’s Properties in Operation. The net proceeds from these mortgages were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.

During the period from January 1, 2009 through May 19, 2009, the Company repaid $20 million of 8.125% medium term unsecured notes, purchased $11.4 million of its 7.75% senior notes and $6.9 million of its 8.50% senior notes and repaid $238.6 million of its 7.75% senior unsecured notes.
In April 2009, the Company’s Board of Trustees approved the expansion of the Company’s continuous offering program. In addition to the original program, the expansion allows for the sale of an additional $150 million in common shares.
14.  Adjustments to Previously Filed Financial Statements
These consolidated financial statements have been updated to correct the Company’s accounting for redeemable noncontrolling interests, the adoption of SFAS No. 160, and discontinued operations as of March 31, 2009.
SFAS No. 160
Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 describes a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 establishes accounting and reporting standards that require, among other items: a) the ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated balance sheets within equity but separate from the parent’s equity; b) the amount of consolidated net income in the consolidated statements of operations attributable to the parent and the noncontrolling interests be presented on the face of the consolidated statements of operations; and c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling holders. The presentation and disclosure requirements of SFAS No. 160 have been applied retrospectively for all periods presented in the accompanying consolidated balance sheets, statements of operations, statements of equity, and statements of cash flows. In addition, Note 8 includes expanded disclosures regarding the rights of the various equity holders and Notes 10 (unaudited) and 11 have been updated pursuant to the presentation requirements of SFAS No. 160.
The Company re-evaluated the requirements of EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (Topic D-98”), with respect to the presentation within the equity section of its balance sheets for redeemable equity securities. Although the Company had classified these securities within Owner’s Equity in its previously issued consolidated financial statements, the Company has concluded that it is required to present these securities at their redemption value at each balance sheet date outside of Owner’s Equity. This adjustment affects only the balance sheet presentation of its equity accounts and has no impact on income or income per unit or on cash flows for any period presented. The table below summarizes the effects of the change on the equity accounts for the December 31, 2008 and December 31, 2007 consolidated balance sheets.

As of December 31, 2008
	As Reported	Adjustment	As Adjusted
Noncontrolling interest – preferred units	$—	$287,959	$287,959
Noncontrolling interest – common units	—	117,546	117,546
Owner’s Equity
General partner’s equity – common units	$1,956,735	$(36,864)	$1,919,871
Limited partners’ equity – preferred units	287,959	(287,959)	—
Limited partners’ equity – common units	80,682	(80,682)	—

Total Owner’s equity	$2,325,376	$(405,505)	$1,919,871

As of December 31, 2007
	As Reported	Adjustment	As Adjusted
Noncontrolling interest – preferred units	$—	$287,960	$287,960
Noncontrolling interest – common units	—	120,832	120,832

Owner’s Equity
General partner’s equity – common units	$1,837,021	$(36,688)	$1,800,333
Limited partners’ equity – preferred units	287,960	(287,960)	—
Limited partners’ equity – common units	84,144	(84,144)	—

Total Owner’s equity	$2,209,125	$(408,792)	$1,800,333

Discontinued Operations
The accompanying financial statements have also been updated to reflect for all periods presented the results of operations of five properties totaling 152,000 square feet in the Company’s Northeast segment that were considered to be held for sale as of March 31, 2009. These adjustments impacted the consolidated statements of operations, the income per common share disclosures in Note 2, the quarterly results of operations in Note 10 (unaudited), the segment disclosures in Note 11, and the discontinued operations disclosures in Note 12. The impact of these changes was to decrease income from continuing operations and increase income from discontinued operations by $684, $589, and $721 for the years ended December 31, 2008, 2007, and 2006, respectively, compared to the previously filed financial statements.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008

					Cost
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

					Cost
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

					Cost
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

					Cost
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

					Cost
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

					Cost
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

					Cost
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

					Cost
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

					Cost
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
3. EXHIBITS:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBIT NO.	DESCRIPTION
12	Statement re: Computation of Ratios

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIBERTY PROPERTY TRUST
By:	/s/ George J. Alburger, Jr.
George J. Alburger, Jr.
Chief Financial Officer

LIBERTY PROPERTY LIMITED PARTNERSHIP
By:	Liberty Property Trust, it’s sole
General Partner

By:	/s/ George J. Alburger, Jr.
George J. Alburger, Jr.
Chief Financial Officer

Dated: May 19, 2009