Form 10-Q
period 2009-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2009-08-07
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrants’ Telephone Number, Including Area Code: (610) 648-1700
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 5, 2009, 111,651,250 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2009

Index	Page

PART II. OTHER INFORMATION	47

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	48

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	48

Item 6. Exhibits	49

Signatures for Liberty Property Trust	50

Signatures for Liberty Property Limited Partnership	51

Exhibit Index	52

Exhibit 10.2
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$824,906	$806,122
Building and improvements	4,301,270	4,218,839
Less accumulated depreciation	(1,040,218)	(972,831)

Operating real estate	4,085,958	4,052,130

Development in progress	215,155	245,463
Land held for development	222,324	209,551

Net real estate	4,523,437	4,507,144

Cash and cash equivalents	124,536	15,794
Restricted cash	40,351	39,726
Accounts receivable	6,636	12,985
Deferred rent receivable	89,291	83,498
Deferred financing and leasing costs, net of accumulated amortization (2009, $149,723; 2008, $139,346)	134,700	133,293
Investments in unconsolidated joint ventures	255,419	266,602
Assets held for sale	25,750	75,526
Prepaid expenses and other assets	74,369	82,467

Total assets	$5,274,489	$5,217,035

LIABILITIES
Mortgage loans	$471,820	$198,560
Unsecured notes	1,846,339	2,131,607
Credit facility	140,000	260,000
Accounts payable	35,262	32,481
Accrued interest	31,315	36,474
Dividend and distributions payable	54,057	48,858
Other liabilities	169,880	182,549

Total liabilities	2,748,673	2,890,529

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 110,847,466 (includes 1,249,909 in treasury) and 100,034,404 (includes 1,249,909 in treasury) shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	111	101
Additional paid-in capital	2,391,615	2,162,820
Accumulated other comprehensive income (loss)	4,120	(5,378)
Distributions in excess of net income	(222,739)	(185,721)
Common shares in treasury, at cost, 1,249,909 shares as of June 30, 2009 and December 31, 2008	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,121,156	1,919,871

Noncontrolling interest – operating partnership
4,017,354 and 4,074,967 common units outstanding as of June 30, 2009 and December 31, 2008, respectively	115,991	117,546
9,740,000 preferred units outstanding as of June 30, 2009 and December 31, 2008	287,959	287,959
Noncontrolling interest – consolidated joint ventures	710	1,130

Total equity	2,525,816	2,326,506

Total liabilities and equity	$5,274,489	$5,217,035

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2009	June 30, 2008
OPERATING REVENUE
Rental	$130,846	$123,557
Operating expense reimbursement	54,818	56,438

Total operating revenue	185,664	179,995

OPERATING EXPENSE
Rental property	35,368	35,534
Real estate taxes	22,119	22,961
General and administrative	11,659	13,047
Depreciation and amortization	42,571	42,508

Total operating expenses	111,717	114,050

Operating income	73,947	65,945

OTHER INCOME (EXPENSE)
Interest and other income	2,520	3,009
Debt extinguishment gain	563	—
Interest expense	(37,300)	(36,330)

Total other income (expense)	(34,217)	(33,321)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	39,730	32,624
(Loss) gain on property dispositions	(2,050)	835
Income taxes	(127)	(580)
Equity in earnings of unconsolidated joint ventures	1,192	1,010

Income from continuing operations	38,745	33,889

Discontinued operations (including net gain on property dispositions of $3,670 and $2,793 for the three months ended June 30, 2009 and 2008, respectively)	4,467	4,489

Net income	43,212	38,378
Noncontrolling interest – operating partnership	(6,597)	(6,681)
Noncontrolling interest – consolidated joint ventures	56	(68)

Net income available to common shareholders	$36,671	$31,629

Earnings per common share
Basic:
Income from continuing operations	$0.31	$0.29
Income from discontinued operations	0.04	0.05

Income per common share – basic	$0.35	$0.34

Diluted:
Income from continuing operations	$0.31	$0.29
Income from discontinued operations	0.04	0.05

Income per common share – diluted	$0.35	$0.34

Distributions per common share	$0.475	$0.625

Weighted average number of common shares outstanding
Basic	105,768	92,322
Diluted	106,245	92,701

Amounts attributable to common shareholders
Income from continuing operations	$32,362	$27,333
Discontinued operations	4,309	4,296

Net income available to common shareholders	$36,671	$31,629

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2009	June 30, 2008
OPERATING REVENUE
Rental	$260,045	$254,847
Operating expense reimbursement	112,773	112,513

Total operating revenue	372,818	367,360

OPERATING EXPENSE
Rental property	74,515	74,219
Real estate taxes	44,244	43,104
General and administrative	27,222	27,083
Depreciation and amortization	85,705	85,174

Total operating expenses	231,686	229,580

Operating income	141,132	137,780

OTHER INCOME (EXPENSE)
Interest and other income	5,624	6,096
Debt extinguishment gain	1,092	—
Interest expense	(75,420)	(77,679)

Total other income (expense)	(68,704)	(71,583)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	72,428	66,197
(Loss) gain on property dispositions	(2,344)	1,476
Income taxes	(344)	(1,064)
Equity in earnings of unconsolidated joint ventures	1,609	1,387

Income from continuing operations	71,349	67,996

Discontinued operations (including net gain on property dispositions of $3,869 and $3,403 for the six months ended June 30, 2009 and 2008, respectively)	5,705	6,778

Net income	77,054	74,774
Noncontrolling interest – operating partnership	(12,914)	(13,286)
Noncontrolling interest – consolidated joint ventures	420	102

Net income available to common shareholders	$64,560	$61,590

Earnings per common share
Basic:
Income from continuing operations	$0.58	$0.60
Income from discontinued operations	0.05	0.07

Income per common share – basic	$0.63	$0.67

Diluted:
Income from continuing operations	$0.57	$0.60
Income from discontinued operations	0.05	0.07

Income per common share – diluted	$0.62	$0.67

Distributions per common share	$0.95	$1.25

Weighted average number of common shares outstanding
Basic	103,244	92,001
Diluted	103,625	92,248

Amounts attributable to common shareholders
Income from continuing operations	$59,062	$55,105
Discontinued operations	5,498	6,485

Net income available to common shareholders	$64,560	$61,590

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(UNAUDITED AND IN THOUSANDS)

	Common		Accumulated			Total Liberty	Noncontrolling	Noncontrolling
	Shares of	Additional	Other	Distributions	Common	Property Trust	Interest –	Interest –
	Beneficial	Paid-In	Comprehensive	in Excess of	Shares Held	Shareholders’	Operating	Consolidated
	Interest	Capital	Income (Loss)	Net Income	in Treasury	Equity	Partnership	Joint Ventures	Total Equity

Balance at December 31, 2008	$101	$2,162,820	$(5,378)	$(185,721)	$(51,951)	$1,919,871	$405,505	$1,130	$2,326,506

Net proceeds from the issuance of common shares	10	221,505	–	–	–	221,515	–	–	221,515

Net income	–	–	–	64,560	–	64,560	12,914	(420)	77,054

Distributions	–	–	–	(101,578)	–	(101,578)	(14,469)	–	(116,047)

Noncash compensation	–	7,290	–	–	–	7,290	–	–	7,290

Foreign currency translation adjustment	–	–	9,498	–	–	9,498	–	–	9,498

Balance at June 30, 2009	$111	$2,391,615	$4,120	$(222,739)	$(51,951)	$2,121,156	$403,950	$710	$2,525,816

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES
Net income	$77,054	$74,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,306	87,374
Amortization of deferred financing costs	2,439	2,227
Equity in earnings of unconsolidated joint ventures	(1,607)	(1,387)
Distributions from unconsolidated joint ventures	663	—
Gain on property dispositions	(1,526)	(4,879)
Noncash compensation	9,790	5,603
Changes in operating assets and liabilities:
Restricted cash	970	(19,818)
Accounts receivable	6,208	(248)
Deferred rent receivable	(5,677)	(7,195)
Prepaid expenses and other assets	8,958	(10,831)
Accounts payable	2,979	5,800
Accrued interest	(5,159)	(1,909)
Other liabilities	(15,795)	(15,979)

Net cash provided by operating activities	165,603	113,532

INVESTING ACTIVITIES
Investment in properties	(37,318)	(37,752)
Investments in unconsolidated joint ventures	(4,017)	(7,506)
Distributions from unconsolidated joint ventures	18,379	3,161
Net proceeds from disposition of properties/land	80,333	304,563
Investment in development in progress	(48,774)	(138,035)
Investment in land held for development	(26,980)	(18,717)
Investment in deferred leasing costs	(12,125)	(14,271)

Net cash (used in) provided by investing activities	(30,502)	91,443

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	218,970	32,124
Repayments of unsecured notes	(285,268)	—
Proceeds from mortgage loans	317,213	—
Repayments of mortgage loans	(44,121)	(35,673)
Proceeds from credit facility	199,150	344,150
Repayments on credit facility	(319,150)	(439,150)
Increase in deferred financing costs	(5,743)	—
Distribution paid on common shares	(96,350)	(114,867)
Distribution paid on units	(14,452)	(15,941)

Net cash used in financing activities	(29,751)	(229,357)

Net increase (decrease) in cash and cash equivalents	105,350	(24,382)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	3,392	(28)
Cash and cash equivalents at beginning of period	15,794	37,989

Cash and cash equivalents at end of period	$124,536	$13,579

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.5% of the common equity of the Operating Partnership at June 30, 2009. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2008, as amended. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Subsequent events have been evaluated through August 7, 2009, the date of issuance of these interim financial statements.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$32,362	105,768	$0.31	$27,333	92,322	$0.29

Dilutive shares for long-term compensation plans	—	477		—	379

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	32,362	106,245	$0.31	27,333	92,701	$0.29

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	4,309	105,768	$0.04	4,296	92,322	$0.05

Dilutive shares for long-term compensation plans	—	477		—	379

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	4,309	106,245	$0.04	4,296	92,701	$0.05

Basic income per common share
Net income available to common shareholders	36,671	105,768	$0.35	31,629	92,322	$0.34

Dilutive shares for long-term compensation plans	—	477		—	379

Diluted income per common share
Net income available to common shareholders and assumed conversions	$36,671	106,245	$0.35	$31,629	92,701	$0.34

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$59,062	103,244	$0.58	$55,105	92,001	$0.60

Dilutive shares for long-term compensation plans	—	381		—	247

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	59,062	103,625	$0.57	55,105	92,248	$0.60

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	5,498	103,244	$0.05	6,485	92,001	$0.07

Dilutive shares for long-term compensation plans	—	381		—	247

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	5,498	103,625	$0.05	6,485	92,248	$0.07

Basic income per common share
Net income available to common shareholders	64,560	103,244	$0.63	61,590	92,001	$0.67

Dilutive shares for long-term compensation plans	—	381		—	247

Diluted income per common share
Net income available to common shareholders and assumed conversions	$64,560	103,625	$0.62	$61,590	92,248	$0.67

The amount of anti-dilutive options that were excluded from the computation of diluted income per common share for the three months ended June 30, 2009 and 2008 were 2,666,000 and 846,000, respectively, and were 2,857,000 and 876,000 for the six months ended June 30, 2009 and 2008, respectively.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Accumulated other comprehensive income (loss) consists solely of the foreign currency translation adjustments described. Other comprehensive income for the three months ended June 30, 2009 was $10.8 million as compared to $0.5 million for the same period in 2008 and was $9.5 million for the six months ended June 30, 2009 as compared to $0.3 million for the same period in 2008. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss).
SFAS No. 160
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income attributable to the noncontrolling interest is required to be identified in the consolidated financial statements. The Company adopted SFAS No. 160 on January 1, 2009. Along with adopting SFAS No. 160, the Company retroactively adopted the measurement principles detailed in EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$45,729	$24,683	$7,808	$21,056	$33,651	$46,554	$5,048	$1,135	$185,664
Rental property expenses and real estate taxes	14,169	6,440	2,941	7,908	9,343	15,233	1,193	260	57,487

Property level operating income	$31,560	$18,243	$4,867	$13,148	$24,308	$31,321	$3,855	$875	128,177

Interest and other income									2,520
Debt extinguishment gain									563
Interest expense									(37,300)
General and administrative									(11,659)
Depreciation and amortization									(42,571)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									39,730
Loss on property dispositions									(2,050)
Income taxes									(127)
Equity in earnings of unconsolidated joint ventures									1,192
Discontinued operations									4,467

Net income									$43,212

FOR THE THREE MONTHS ENDED JUNE 30, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$43,265	$24,767	$7,939	$20,969	$34,467	$42,435	$4,745	$1,408	$179,995
Rental property expenses and real estate taxes	13,763	7,311	3,166	7,974	9,566	15,011	1,447	257	58,495

Property level operating income	$29,502	$17,456	$4,773	$12,995	$24,901	$27,424	$3,298	$1,151	121,500

Interest and other income									3,009
Interest expense									(36,330)
General and administrative									(13,047)
Depreciation and amortization									(42,508)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									32,624
Gain on property dispositions									835
Income taxes									(580)
Equity in earnings of unconsolidated joint ventures									1,010
Discontinued operations									4,489

Net income									$38,378

FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$93,095	$49,845	$15,857	$42,046	$67,903	$92,053	$9,783	$2,236	$372,818
Rental property expenses and real estate taxes	29,996	14,060	6,340	15,764	20,148	29,588	2,373	490	118,759

Property level operating income	$63,099	$35,785	$9,517	$26,282	$47,755	$62,465	$7,410	$1,746	254,059

Interest and other income									5,624
Debt extinguishment gain									1,092
Interest expense									(75,420)
General and administrative									(27,222)
Depreciation and amortization									(85,705)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									72,428
Loss on property dispositions									(2,344)
Income taxes									(344)
Equity in earnings of unconsolidated joint ventures									1,609
Discontinued operations									5,705

Net income									$77,054

FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$87,392	$48,976	$15,705	$41,157	$69,127	$82,418	$20,133	$2,452	$367,360
Rental property expenses and real estate taxes	28,111	13,846	6,076	15,553	19,536	28,113	5,470	618	117,323

Property level operating income	$59,281	$35,130	$9,629	$25,604	$49,591	$54,305	$14,663	$1,834	250,037

Interest and other income									6,096
Interest expense									(77,679)
General and administrative									(27,083)
Depreciation and amortization									(85,174)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									66,197
Gain on property dispositions									1,476
Income taxes									(1,064)
Equity in earnings of unconsolidated joint ventures									1,387
Discontinued operations									6,778

Net income									$74,774

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and six months ended June 30, 2009 were $34.7 million and $69.5 million, respectively, as compared to $5.3 million and $8.7 million, respectively, for the same periods in 2008.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$1,875	$6,512	$5,052	$12,703
Operating expenses	(333)	(2,408)	(1,349)	(4,456)
Interest expense	(300)	(996)	(863)	(2,109)
Depreciation and amortization	(445)	(1,412)	(1,004)	(2,763)

Income before property dispositions	$797	$1,696	$1,836	$3,375

Two properties totaling 478,000 square feet located in the Company’s Northeast segment are considered to be held for sale as of June 30, 2009. One held for sale property was sold subsequent to June 30, 2009 for proceeds of $11 million.
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

Asset Impairment
In accordance with SFAS No. 144, during the three months ended June 30, 2009, the Company recognized impairment losses of $3.8 million. No impairment losses were recognized during the three months ended June 30, 2008. The impairment losses of $3.8 million were related to a property in the Northeast segment, a property in the Midwest segment and a property in the Philadelphia segment. For the three months ended June 30, 2009, $1.4 million in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations. During the six months ended June 30, 2009, the Company recognized impairment losses of $4.5 million. No impairment losses were recognized during the six months ended June 30, 2008. The impairment losses of $4.5 million were related to a property in the Northeast segment, two properties in the Midwest segment, a portfolio of properties in the Mid-Atlantic segment, a property in the Philadelphia segment and land in the Northeast segment. For the six months ended June 30, 2009, $1.5 million in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2009.
Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are described in its 2008 Annual Report on Form 10-K, as amended. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2008 or 2009 are as follows:
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
As of June 30, 2009, the Company had a $3.3 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in unconsolidated joint ventures in the Company’s consolidated balance sheet.
Note 5: Indebtedness
Mortgage Loans
During the three months ended June 30, 2009, the Company did not close on any mortgages. During the six months ended June 30, 2009, the Company closed on mortgages totaling $317 million bearing interest at a weighted average rate of 7.1%. The mortgages encumber certain of the Company’s operating properties with a net book value of $580.4 million at June 30, 2009. The net proceeds from these mortgages were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In total, as of June 30, 2009, the Company had mortgage loans with maturities ranging from 2009 to 2017 that were collateralized by and in some instances cross-collateralized by properties with a net book value of $820.6 million.
Unsecured Notes
During the three months ended June 30, 2009, the Company repaid $238.6 million of 7.75% senior unsecured notes due April 2009. During the six months ended June 30, 2009, the Company also repaid $20 million of 8.125% medium term unsecured notes due January 2009.

During the three months ended June 30, 2009, the Company purchased $3.5 million of its 7.25% March 2011 senior unsecured notes and $4.9 million of its 6.375% August 2012 senior unsecured notes. During the six months ended June 30, 2009, the Company also purchased $11.4 million of its 7.75% April 2009 senior unsecured notes and $6.9 million of its 8.50% August 2010 senior unsecured notes. These notes were purchased at discounts of $0.6 million and $1.1 million for the three and six months ended June 30, 2009, respectively. These discounts are included in net income as a debt extinguishment gain.
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
Common units
The common units outstanding as of June 30, 2009 have the same economic characteristics as common shares of the Trust. The 4,017,354 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 4,017,354 common units based on the closing price of the shares of the Company at June 30, 2009 was $92.6 million.
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

Note 7: Continuous Equity Offering
During the three and six months ended June 30, 2009, the Company sold common shares pursuant to its continuous offering program described in the Company’s Form 10-K for the year ended December 31, 2008, as amended. In April 2009, the Company’s Board of Trustees approved the expansion of the Company’s continuous offering program. In addition to the original program, the expansion allowed for the sale of an additional $150 million in common shares. During the three and six months ended June 30, 2009, the Company sold 5.5 million and 10.0 million common shares, respectively, through this program. The net proceeds from the offering of $122.2 million and $214.0 million for the three and six months ended June 30, 2009, respectively, were used for general corporate purposes, including the funding of maturing senior note obligations.
Note 8: Disclosure of Fair Value of Financial Instruments
Effective April 2009, the Company adopted FASB Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107 to require disclosures about fair value of financial instruments in both interim and annual financial statements. This FSP also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods.
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2009 and December 31, 2008. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt is less than the aggregate carrying value by approximately $260.3 million and $713.1 million at June 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.
Note 9: Recently Issued Accounting Standards
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

Note 10: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2009 and 2008 (amounts in thousands):

Non-cash activity	2009	2008
Write-off of fully depreciated property and deferred costs	$17,476	$6,578
Increase in investments in unconsolidated joint ventures	—	(35,172)
Disposition of properties/development in progress	—	173,624
Disposition of deferred leasing/financing costs	—	12,526
Reduction of accounts receivable	—	7,854
Reduction of deferred rent receivable	—	6,580
Reduction of prepaid and other assets	—	38,486
Reduction of credit facility	—	(152,960)
Reduction of other liabilities	—	(50,938)
Note 11: Subsequent Events
From July 1, 2009 to August 5, 2009, the Company sold 2.8 million common shares through its continuous offering program. The net proceeds from the offering of $69.2 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes, including the funding of maturing senior note obligations.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$824,906	$806,122
Building and improvements	4,301,270	4,218,839
Less accumulated depreciation	(1,040,218)	(972,831)

Operating real estate	4,085,958	4,052,130

Development in progress	215,155	245,463
Land held for development	222,324	209,551

Net real estate	4,523,437	4,507,144

Cash and cash equivalents	124,536	15,794
Restricted cash	40,351	39,726
Accounts receivable	6,636	12,985
Deferred rent receivable	89,291	83,498
Deferred financing and leasing costs, net of accumulated amortization (2009, $149,723; 2008, $139,346)	134,700	133,293
Investments in unconsolidated joint ventures	255,419	266,602
Assets held for sale	25,750	75,526
Prepaid expenses and other assets	74,369	82,467

Total assets	$5,274,489	$5,217,035

LIABILITIES
Mortgage loans	$471,820	$198,560
Unsecured notes	1,846,339	2,131,607
Credit facility	140,000	260,000
Accounts payable	35,262	32,481
Accrued interest	31,315	36,474
Distributions payable	54,057	48,858
Other liabilities	169,880	182,549

Total liabilities	2,748,673	2,890,529

Limited partners’ equity — preferred units, 9,740,000 preferred units outstanding as of June 30, 2009 and December 31, 2008	287,959	287,959
— common units, 4,017,354 and 4,074,967 common units outstanding as of June 30, 2009 and December 31, 2008, respectively	115,991	117,546

EQUITY
General partner’s equity — common units, 110,847,466 and 100,034,404 units outstanding as of June 30, 2009 and December 31, 2008, respectively	2,121,156	1,919,871
Noncontrolling interest — consolidated joint ventures	710	1,130

Total equity	2,121,866	1,921,001

Total liabilities, limited partners’ equity and equity	$5,274,489	$5,217,035

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2009	June 30, 2008
OPERATING REVENUE
Rental	$130,846	$123,557
Operating expense reimbursement	54,818	56,438

Total operating revenue	185,664	179,995

OPERATING EXPENSE
Rental property	35,368	35,534
Real estate taxes	22,119	22,961
General and administrative	11,659	13,047
Depreciation and amortization	42,571	42,508

Total operating expenses	111,717	114,050

Operating income	73,947	65,945

OTHER INCOME (EXPENSE)
Interest and other income	2,520	3,009
Debt extinguishment gain	563	—
Interest expense	(37,300)	(36,330)

Total other income (expense)	(34,217)	(33,321)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	39,730	32,624
(Loss) gain on property dispositions	(2,050)	835
Income taxes	(127)	(580)
Equity in earnings of unconsolidated joint ventures	1,192	1,010

Income from continuing operations	38,745	33,889

Discontinued operations (including net gain on property dispositions of $3,670 and $2,793 for the three months ended June 30, 2009 and 2008, respectively)	4,467	4,489

Net income	43,212	38,378

Noncontrolling interest — consolidated joint ventures	56	(68)
Preferred unit distributions	(5,253)	(5,253)

Income available to common unitholders	$38,015	$33,057

Earnings per common unit
Basic:
Income from continuing operations	$0.31	$0.29
Income from discontinued operations	0.04	0.05

Income per common unit — basic	$0.35	$0.34

Diluted:
Income from continuing operations	$0.31	$0.29
Income from discontinued operations	0.04	0.05

Income per common unit — diluted	$0.35	$0.34

Distributions per common unit	$0.475	$0.625

Weighted average number of common units outstanding
Basic	109,785	96,512
Diluted	110,262	96,891
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2009	June 30, 2008
OPERATING REVENUE
Rental	$260,045	$254,847
Operating expense reimbursement	112,773	112,513

Total operating revenue	372,818	367,360

OPERATING EXPENSE
Rental property	74,515	74,219
Real estate taxes	44,244	43,104
General and administrative	27,222	27,083
Depreciation and amortization	85,705	85,174

Total operating expenses	231,686	229,580

Operating income	141,132	137,780

OTHER INCOME (EXPENSE)
Interest and other income	5,624	6,096
Debt extinguishment gain	1,092	—
Interest expense	(75,420)	(77,679)

Total other income (expense)	(68,704)	(71,583)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	72,428	66,197
(Loss) gain on property dispositions	(2,344)	1,476
Income taxes	(344)	(1,064)
Equity in earnings of unconsolidated joint ventures	1,609	1,387

Income from continuing operations	71,349	67,996

Discontinued operations (including net gain on property dispositions of $3,869 and $3,403 for the six months ended June 30, 2009 and 2008, respectively)	5,705	6,778

Net income	77,054	74,774

Noncontrolling interest — consolidated joint ventures	420	102
Preferred unit distributions	(10,506)	(10,506)

Income available to common unitholders	$66,968	$64,370

Earnings per common unit
Basic:
Income from continuing operations	$0.58	$0.60
Income from discontinued operations	0.05	0.07

Income per common unit — basic	$0.63	$0.67

Diluted:
Income from continuing operations	$0.57	$0.60
Income from discontinued operations	0.05	0.07

Income per common unit — diluted	$0.62	$0.67

Distributions per common unit	$0.95	$1.25

Weighted average number of common units outstanding
Basic	107,263	96,191
Diluted	107,644	96,438
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(UNAUDITED AND IN THOUSANDS)

	General
	Partner’s	Noncontrolling
	Equity	Interest	Total Equity

Balance at December 31, 2008	$1,919,871	$1,130	$1,921,001
Contributions from partners	228,805	—	228,805
Distributions to partners	(101,578)	—	(101,578)
Foreign currency translation adjustment	9,498	—	9,498
Net income (does not include $12,914 related to limited partners’ equity)	64,560	(420)	64,140

Balance at June 30, 2009	$2,121,156	$710	$2,121,866

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES
Net income	$77,054	$74,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,306	87,374
Amortization of deferred financing costs	2,439	2,227
Equity in earnings of unconsolidated joint ventures	(1,607)	(1,387)
Distributions from unconsolidated joint ventures	663	—
Gain on property dispositions	(1,526)	(4,879)
Noncash compensation	9,790	5,603
Changes in operating assets and liabilities:
Restricted cash	970	(19,818)
Accounts receivable	6,208	(248)
Deferred rent receivable	(5,677)	(7,195)
Prepaid expenses and other assets	8,958	(10,831)
Accounts payable	2,979	5,800
Accrued interest	(5,159)	(1,909)
Other liabilities	(15,795)	(15,979)

Net cash provided by operating activities	165,603	113,532

INVESTING ACTIVITIES
Investment in properties	(37,318)	(37,752)
Investments in and advances to unconsolidated joint ventures	(4,017)	(7,506)
Distributions from unconsolidated joint ventures	18,379	3,161
Net proceeds from disposition of properties/land	80,333	304,563
Investment in development in progress	(48,774)	(138,035)
Investment in land held for development	(26,980)	(18,717)
Investment in deferred leasing costs	(12,125)	(14,271)

Net cash (used in) provided by investing activities	(30,502)	91,443

FINANCING ACTIVITIES
Repayments of unsecured notes	(285,268)	—
Proceeds from mortgage loans	317,213	—
Repayments of mortgage loans	(44,121)	(35,673)
Proceeds from credit facility	199,150	344,150
Repayments on credit facility	(319,150)	(439,150)
Increase in deferred financing costs	(5,743)	—
Capital contributions	218,970	32,124
Distribution to partners	(110,802)	(130,808)

Net cash used in financing activities	(29,751)	(229,357)

Net increase (decrease) in cash and cash equivalents	105,350	(24,382)
Decrease in cash and cash equivalents related to foreign currency translation	3,392	(28)
Cash and cash equivalents at beginning of period	15,794	37,989

Cash and cash equivalents at end of period	$124,536	$13,579

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.5% of the common equity of the Operating Partnership at June 30, 2009. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2008, as amended. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Subsequent events have been evaluated through August 7, 2009, the date of issuance of these interim financial statements.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$38,745			$33,889
Add: Noncontrolling interest — consolidated joint ventures	56			(68)
Less: Preferred unit distributions	(5,253)			(5,253)

Basic income from continuing operations
Income from continuing operations available to common unitholders	33,548	109,785	$0.31	28,568	96,512	$0.29

Dilutive units for long-term compensation plans	—	477		—	379

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	33,548	110,262	$0.31	28,568	96,891	$0.29

Basic income from discontinued operations
Discontinued operations	4,467	109,785	$0.04	4,489	96,512	$0.05

Dilutive units for long-term compensation plans	—	477		—	379

Diluted income from discontinued operations
Discontinued operations	4,467	110,262	$0.04	4,489	96,891	$0.05

Basic income per common unit
Income available to common unitholders	38,015	109,785	$0.35	33,057	96,512	$0.34

Diluted units for long-term compensation plans	—	477		—	379

Diluted income per common unit
Income available to common unitholders and assumed conversions	$38,015	110,262	$0.35	$33,057	96,891	$0.34

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$71,349			$67,996
Add: Noncontrolling interest — consolidated joint ventures	420			102
Less: Preferred unit distributions	(10,506)			(10,506)

Basic income from continuing operations
Income from continuing operations available to common unitholders	61,263	107,263	$0.58	57,592	96,191	$0.60

Dilutive units for long-term compensation plans	—	381		—	247

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	61,263	107,644	$0.57	57,592	96,438	$0.60

Basic income from discontinued operations
Discontinued operations	5,705	107,263	$0.05	6,778	96,191	$0.07

Dilutive units for long-term compensation plans	—	381		—	247

Diluted income from discontinued operations
Discontinued operations	5,705	107,644	$0.05	6,778	96,438	$0.07

Basic income per common unit
Income available to common unitholders	66,968	107,263	$0.63	64,370	96,191	$0.67

Diluted units for long-term compensation plans	—	381		—	247

Diluted income per common unit
Income available to common unitholders and assumed conversions	$66,968	107,644	$0.62	$64,370	96,438	$0.67

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units. Other comprehensive income for the three months ended June 30, 2009 was $10.8 million as compared to $0.5 million for the same period in 2008 and was $9.5 million for the six months ended June 30, 2009 as compared to $0.3 million for the same period in 2008. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units.
SFAS No. 160
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income attributable to the noncontrolling interest is required to be identified in the consolidated financial statements. The Company adopted SFAS No. 160 on January 1, 2009. Along with adopting SFAS No. 160, the Company retroactively adopted the measurement principles detailed in EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$45,729	$24,683	$7,808	$21,056	$33,651	$46,554	$5,048	$1,135	$185,664
Rental property expenses and real estate taxes	14,169	6,440	2,941	7,908	9,343	15,233	1,193	260	57,487

Property level operating income	$31,560	$18,243	$4,867	$13,148	$24,308	$31,321	$3,855	$875	128,177

Interest and other income									2,520
Debt extinguishment gain									563
Interest expense									(37,300)
General and administrative									(11,659)
Depreciation and amortization									(42,571)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									39,730
Loss on property dispositions									(2,050)
Income taxes									(127)
Equity in earnings of unconsolidated joint ventures									1,192
Discontinued operations									4,467

Net income									$43,212

FOR THE THREE MONTHS ENDED JUNE 30, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$43,265	$24,767	$7,939	$20,969	$34,467	$42,435	$4,745	$1,408	$179,995
Rental property expenses and real estate taxes	13,763	7,311	3,166	7,974	9,566	15,011	1,447	257	58,495

Property level operating income	$29,502	$17,456	$4,773	$12,995	$24,901	$27,424	$3,298	$1,151	121,500

Interest and other income									3,009
Interest expense									(36,330)
General and administrative									(13,047)
Depreciation and amortization									(42,508)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									32,624
Gain on property dispositions									835
Income taxes									(580)
Equity in earnings of unconsolidated joint ventures									1,010
Discontinued operations									4,489

Net income									$38,378

FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$93,095	$49,845	$15,857	$42,046	$67,903	$92,053	$9,783	$2,236	$372,818
Rental property expenses and real estate taxes	29,996	14,060	6,340	15,764	20,148	29,588	2,373	490	118,759

Property level operating income	$63,099	$35,785	$9,517	$26,282	$47,755	$62,465	$7,410	$1,746	254,059

Interest and other income									5,624
Debt extinguishment gain									1,092
Interest expense									(75,420)
General and administrative									(27,222)
Depreciation and amortization									(85,705)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									72,428
Loss on property dispositions									(2,344)
Income taxes									(344)
Equity in earnings of unconsolidated joint ventures									1,609
Discontinued operations									5,705

Net income									$77,054

FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$87,392	$48,976	$15,705	$41,157	$69,127	$82,418	$20,133	$2,452	$367,360
Rental property expenses and real estate taxes	28,111	13,846	6,076	15,553	19,536	28,113	5,470	618	117,323

Property level operating income	$59,281	$35,130	$9,629	$25,604	$49,591	$54,305	$14,663	$1,834	250,037

Interest and other income									6,096
Interest expense									(77,679)
General and administrative									(27,083)
Depreciation and amortization									(85,174)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									66,197
Gain on property dispositions									1,476
Income taxes									(1,064)
Equity in earnings of unconsolidated joint ventures									1,387
Discontinued operations									6,778

Net income									$74,774

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and six months ended June 30, 2009 were $34.7 million and $69.5 million, respectively, as compared to $5.3 million and $8.7 million, respectively, for the same periods in 2008.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$1,875	$6,512	$5,052	$12,703
Operating expenses	(333)	(2,408)	(1,349)	(4,456)
Interest expense	(300)	(996)	(863)	(2,109)
Depreciation and amortization	(445)	(1,412)	(1,004)	(2,763)

Income before property dispositions	$797	$1,696	$1,836	$3,375

Two properties totaling 478,000 square feet located in the Company’s Northeast segment are considered to be held for sale as of June 30, 2009. One held for sale property was sold subsequent to June 30, 2009 for proceeds of $11 million.
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

Asset Impairment
In accordance with SFAS No. 144, during the three months ended June 30, 2009, the Company recognized impairment losses of $3.8 million. No impairment losses were recognized during the three months ended June 30, 2008. The impairment losses of $3.8 million were related to a property in the Northeast segment, a property in the Midwest segment and a property in the Philadelphia segment. For the three months ended June 30, 2009, $1.4 million in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations. During the six months ended June 30, 2009, the Company recognized impairment losses of $4.5 million. No impairment losses were recognized during the six months ended June 30, 2008. The impairment losses of $4.5 million were related to a property in the Northeast segment, two properties in the Midwest segment, a portfolio of properties in the Mid-Atlantic segment, a property in the Philadelphia segment and land in the Northeast segment. For the six months ended June 30, 2009, $1.5 million in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2009.
Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are described in its 2008 Annual Report on Form 10-K, as amended. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2008 or 2009 are as follows:
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
As of June 30, 2009, the Company had a $3.3 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in unconsolidated joint ventures in the Company’s consolidated balance sheet.
Note 5: Indebtedness
Mortgage Loans
During the three months ended June 30, 2009, the Company did not close on any mortgages. During the six months ended June 30, 2009, the Company closed on mortgages totaling $317 million bearing interest at a weighted average rate of 7.1%. The mortgages encumber certain of the Company’s operating properties with a net book value of $580.4 million at June 30, 2009. The net proceeds from these mortgages were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In total, as of June 30, 2009, the Company had mortgage loans with maturities ranging from 2009 to 2017 that were collateralized by and in some instances cross-collateralized by properties with a net book value of $820.6 million.
Unsecured Notes
During the three months ended June 30, 2009, the Company repaid $238.6 million of 7.75% senior unsecured notes due April 2009. During the six months ended June 30, 2009, the Company also repaid $20 million of 8.125% medium term unsecured notes due January 2009.
During the three months ended June 30, 2009, the Company purchased $3.5 million of its 7.25% March 2011 senior unsecured notes and $4.9 million of its 6.375% August 2012 senior unsecured notes. During the six months ended June 30, 2009, the Company also purchased $11.4 million of its 7.75% April 2009 senior unsecured notes and $6.9 million of its 8.50% August 2010 senior unsecured notes. These notes were purchased at discounts of $0.6 million and $1.1 million for the three and six months ended June 30, 2009, respectively. These discounts are included in net income as a debt extinguishment gain.

Note 6: Limited partnership interests
Limited partnership interests in the accompanying financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust.
The following details the change in limited partners’ equity for the six months ended June 30, 2009.

	Limited	Limited
	partners’ equity	partners’ equity
	– preferred	– common
	units	units

Balance at December 31, 2008	$287,959	$117,546
Net income	10,506	2,408
Distributions	(10,506)	(3,963)

Balance at June 30, 2009	$287,959	$115,991

Common units

The common units outstanding as of June 30, 2009 have the same economic characteristics as common shares of the Trust. The 4,017,354 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 4,017,354 common units based on the closing price of the shares of the Company at June 30, 2009 was $92.6 million.
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

Note 7: Continuous Equity Offering
During the three and six months ended June 30, 2009, the Trust sold common shares pursuant to its continuous offering program described in the Company’s Form 10-K for the year ended December 31, 2008, as amended. In April 2009, the Company’s Board of Trustees approved the expansion of the Trust’s continuous offering program. In addition to the original program, the expansion allowed for the sale of an additional $150 million in common shares. During the three and six months ended June 30, 2009, the Trust sold 5.5 million and 10.0 million common shares, respectively, through this program. The net proceeds from the offering of $122.2 million and $214.0 million for the three and six months ended June 30, 2009, respectively, were used for general corporate purposes, including the funding of maturing senior note obligations.
Note 8: Disclosure of Fair Value of Financial Instruments
Effective April 2009, the Company adopted FASB Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107 to require disclosures about fair value of financial instruments in both interim and annual financial statements. This FSP also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods.
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2009 and December 31, 2008. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt is less than the aggregate carrying value by approximately $260.3 million and $713.1 million at June 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.
Note 9: Recently Issued Accounting Standards
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

Note 10: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2009 and 2008 (amounts in thousands):

Non-cash activity	2009	2008
Write-off of fully depreciated property and deferred costs	$17,476	$6,578
Increase in investments in unconsolidated joint ventures	—	(35,172)
Disposition of properties/development in progress	—	173,624
Disposition of deferred leasing/financing costs	—	12,526
Reduction of accounts receivable	—	7,854
Reduction of deferred rent receivable	—	6,580
Reduction of prepaid and other assets	—	38,486
Reduction of credit facility	—	(152,960)
Reduction of other liabilities	—	(50,938)
Note 11: Subsequent Events
From July 1, 2009 to August 5, 2009, Liberty Property Trust sold 2.8 million common shares through its continuous offering program. The net proceeds from the offering of $69.2 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes, including the funding of maturing senior note obligations.

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
As of June 30, 2009, the Company owned and operated 353 industrial and 289 office properties (the “Wholly Owned Properties in Operation”) totaling 64.3 million square feet. In addition, as of June 30, 2009, the Company owned 14 properties under development, which are expected to comprise 2.0 million square feet when completed (the “Wholly Owned Properties under Development”) and 1,365 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2009, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 49 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, collectively with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which are expected to comprise 1.4 million square feet when completed (the “JV Properties under Development” and, collectively with the Wholly Owned Properties under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 630 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. As a general matter, the Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also has historically acquired properties that it believes will create long-term value, and disposed of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. Current market conditions are not favorable for acquisitions, dispositions and development and consequently the Company’s potential for growth in operating income from acquisitions and development is anticipated to be limited in 2009.
Current conditions in the global credit markets and declines and weakness in the general economy have negatively impacted the Company’s business. Although the credit markets have shown some improvement recently, conditions in the credit markets, and in particular the unsecured credit markets, remain considerably less favorable than they had been prior to the credit crisis and the Company has shifted its financing strategy to include more secured debt and equity sales in order to address its financing needs. Additionally, uncertainty about the pricing of commercial real estate and the absence of available financing to facilitate transactions has dramatically reduced the Company’s ability to rely on the proceeds from the sale of real estate to provide proceeds to fund investment opportunities.
Consistent with the dramatic slowdown in the United States and world economies, rental demand for the Properties in Operation declined for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Despite this trend, the Company successfully leased 4.2 million square feet during the three months ended June 30, 2009 and attained occupancy of 89.6% for the Wholly Owned Properties in Operation and 88.4% for the JV Properties in Operation for a combined occupancy of 89.4% for the Properties in Operation, all as of that date. At December 31, 2008, occupancy for the Wholly Owned Properties in Operation was 91.1% and for the JV Properties in Operation was 92.2% for a combined occupancy for the Properties in Operation of 91.3%. The Company believes that straight line rents on renewal and replacement leases for 2009 will decrease between 0% and 5% compared to rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will decrease by no more than 2% for 2009 compared to 2008.

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the six months ended June 30, 2009, conditions for the acquisition of properties were unsettled because of adverse events in the credit markets and the Company did not acquire any operating properties and does not anticipate doing so for the remainder of 2009.
Dispositions
During the six months ended June 30, 2009, market conditions for dispositions were unsettled, which the Company again attributes to adverse conditions in the credit markets. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended June 30, 2009, the Company realized proceeds of $34.7 million from the sale of 10 operating properties representing 461,000 square feet. During the six months ended June 30, 2009, the Company realized proceeds of $80.3 million from the sale of 16 operating properties representing 757,000 square feet and 0.3 acres of land. For 2009, the Company believes that it will dispose of $125 million to $200 million of operating properties.
Development
During the three months ended June 30, 2009, the Company brought into service three Wholly Owned Properties under Development representing 1.1 million square feet and a Total Investment, as defined below, of $73.6 million, and initiated $12.3 million in real estate development. During the six months ended June 30, 2009, the Company brought into service four Wholly Owned Properties under Development representing 1.2 million square feet and a Total Investment, as defined below, of $89.3 million, and initiated $12.3 million in real estate development. As of June 30, 2009, the projected Total Investment of the Wholly Owned Properties under Development was $297.0 million. For 2009, the Company believes that it will bring into service from its development pipeline approximately $250 million to $350 million of Total Investment in operating real estate.
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
Acquisitions
During the three and six months ended June 30, 2009, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. For 2009, the Company believes that property acquisitions by unconsolidated joint ventures in which the Company has an interest will be in the $50 million to $100 million range.
Dispositions
During the three and six months ended June 30, 2009, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties and the Company does not anticipate doing so for the remainder of 2009.
Development
During the three and six months ended June 30, 2009, none of the unconsolidated joint ventures in which the Company held an interest brought any Properties under Development into service. As of June 30, 2009, the projected Total Investment of JV Properties under Development was $190.7 million. For 2009, the Company expects unconsolidated joint ventures in which it holds an interest to bring into service up to $50 million of Total Investment in operating properties.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of June 30, 2009 and 2008 was as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2009	2008	2009	2008	2009	2008
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.34	$4.48	31,502	27,083	88.5%	93.6%
Industrial-Flex	$9.18	$9.37	11,497	10,240	87.9%	88.6%
Office	$14.35	$14.18	21,272	19,732	92.1%	91.6%

	$8.60	$8.71	64,271	57,055	89.6%	92.0%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2009	2008	2009	2008	2009	2008
Joint Venture Properties in Operation:
Industrial-Distribution	$4.23	$4.09	8,316	7,786	87.7%	97.1%
Industrial-Flex	$27.86	$33.97	171	153	81.3%	89.5%
Office	$25.00	$25.26	4,575	4,240	89.9%	92.6%

	$11.91	$11.83	13,062	12,179	88.4%	95.4%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2009	2008	2009	2008	2009	2008
Properties in Operation:
Industrial-Distribution	$4.32	$4.39	39,818	34,869	88.3%	94.3%
Industrial-Flex	$9.43	$9.73	11,668	10,393	87.8%	88.6%
Office	$16.20	$16.14	25,847	23,972	91.7%	91.8%

	$9.15	$9.26	77,333	69,234	89.4%	92.5%

Geographic segment data for the three and six months ended June 30, 2009 and 2008 are included in Note 2 to the Company’s financial statements.
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

Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended June 30, 2009, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2009 with the results of operations of the Company for the three and six months ended June 30, 2008. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2009 and 2008, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2009 to Three and Six Months Ended June 30, 2008
Overview
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2009 increased to $5,038.8 million from $4,972.1 million for the three months ended June 30, 2008. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement and depreciation and amortization expense. Rental property expenses and real estate taxes were relatively unchanged. For the six months ended June 30, 2009, the Company’s average gross investment in real estate owned increased to $5,030.5 million from $5,010.3 million for the six months ended June 30, 2008. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expense, real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $185.7 million for the three months ended June 30, 2009 from $180.0 million for the three months ended June 30, 2008 and increased to $372.8 million for the six months ended June 30, 2009 from $367.4 million for the six months ended June 30, 2008. The $5.7 million increase during the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below, and an increase in “Termination Fees,” which totaled $1.0 million for the three months ended June 30, 2009 as compared to $0.7 million for the same period in 2008. The $5.4 million increase during the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. These increases were offset by a decrease in “Termination Fees”, which totaled $1.4 million for the six months ended June 30, 2009 as compared to $1.9 million for the same period in 2008. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended		Percentage		Six Months Ended		Percentage
	June 30,		Increase		June 30,		Increase
	2009	2008	(Decrease)		2009	2008	(Decrease)

Northeast
— Southeastern PA	$31,560	$29,502	7.0	%(1)	$63,099	$59,281	6.4	%(1)
— Lehigh/Central PA	18,243	17,456	4.5	%(2)	35,785	35,130	1.9%
— New Jersey	4,867	4,773	2.0%		9,517	9,629	(1.2%)
Midwest	13,148	12,995	1.2%		26,282	25,604	2.6%
Mid-Atlantic	24,308	24,901	(2.4%)		47,755	49,591	(3.7	%)(3)
South	31,321	27,424	14.2	%(1)	62,465	54,305	15.0	%(1)

Philadelphia	3,855	3,298	16.9	%(4)	7,410	14,663	(49.5	%)(5)
United Kingdom	875	1,151	(24.0	%)(6)	1,746	1,834	(4.8	%)(6)

Total property level operating income	$128,177	$121,500	5.5%		$254,059	$250,037	1.6%

(1)
The increase for the three and six months ended June 30, 2009 versus the three and six months ended June 30, 2008 was primarily due to an increase in average gross investment in operating real estate, an increase in occupancy and an increase in rental rates.

(2)
The increase for the three months ended June 30, 2009 versus the three months ended June 30, 2008 was primarily due to an increase in average gross investment in operating real estate. This increase was partially offset by a decrease in occupancy and a decrease in rental rates in 2009.

(3)
The decrease for the six months ended June 30, 2009 versus the six months ended June 30, 2008 was primarily due to a decrease in occupancy. This decrease was partially offset by an increase in average gross investment in operating real estate and an increase in rental rates in 2009.

(4)
The increase for the three months ended June 30, 2009 versus the three months ended June 30, 2008 was primarily due to an increase in average gross investment in operating real estate and an increase in rental rates. This increase was partially offset by a decrease in occupancy in 2009.

(5)
The decrease for the six months ended June 30, 2009 versus the six months ended June 30, 2008 was due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1.25 million square foot property until March 30, 2008 when it was sold into an unconsolidated joint venture.

(6)
The decrease for the three and six months ended June 30, 2009 versus the three and six months ended June 30, 2008 was primarily due to a decrease in average gross investment in operating real estate and a decrease in rental rates. This decrease was partially offset by an increase in occupancy in 2009.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $122.8 million for the three months ended June 30, 2009 from $121.3 million for the three months ended June 30, 2008, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $119.4 million for the three months ended June 30, 2009 from $118.7 million for the three months ended June 30, 2008 on a cash basis. These increases of 1.2% and 0.5%, respectively, are primarily due to an increase in rental rates and an increase in occupancy in the office portfolio.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $245.3 million for the six months ended June 30, 2009 from $241.4 million for the six months ended June 30, 2008, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $238.4 million for the six months ended June 30, 2009 from $235.6 million for the six months ended June 30, 2008 on a cash basis. These increases of 1.6% and 1.2%, respectively, are primarily due to an increase in rental rates and an increase in occupancy in the office portfolio.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 622 properties totaling approximately 59.8 million square feet owned on January 1, 2008, excluding properties sold through June 30, 2009.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2009 and 2008. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Same Store:
Rental revenue	$125,295	$123,374	$250,609	$246,443
Operating expenses:
Rental property expense	35,163	36,302	74,071	73,536
Real estate taxes	20,955	22,328	41,850	41,582
Operating expense recovery	(53,652)	(56,577)	(110,566)	(110,085)

Unrecovered operating expenses	2,466	2,053	5,355	5,033

Property level operating income	122,829	121,321	245,254	241,410
Less straight line rent	3,436	2,573	6,851	5,769

Cash basis property level operating income	$119,393	$118,748	$238,403	$235,641

Reconciliation of non-GAAP financial measure — Same Store:
Cash basis property level operating income	$119,393	$118,748	$238,403	$235,641
Straight line rent	3,436	2,573	6,851	5,769

Property level operating income	122,829	121,321	245,254	241,410

Property level operating income — properties purchased or developed subsequent to January 1, 2008	5,354	577	9,569	8,797
Less: Property level operating income — properties held for sale at June 30, 2009	(1,058)	(1,059)	(2,116)	(2,112)
Termination fees	1,052	661	1,352	1,942
General and administrative expense	(11,659)	(13,047)	(27,222)	(27,083)
Depreciation and amortization expense	(42,571)	(42,508)	(85,705)	(85,174)
Other income (expense)	(34,217)	(33,321)	(68,704)	(71,583)
(Loss) gain on property dispositions	(2,050)	835	(2,344)	1,476
Income taxes	(127)	(580)	(344)	(1,064)
Equity in earnings of unconsolidated joint ventures	1,192	1,010	1,609	1,387
Discontinued operations	4,467	4,489	5,705	6,778

Net income	$43,212	$38,378	$77,054	$74,774

General and Administrative
General and administrative expenses decreased to $11.7 million for the three months ended June 30, 2009 compared to $13.0 million for the three months ended June 30, 2008. The decrease was primarily due to decreases in compensation expenses. General and administrative expenses increased to $27.2 million for the six months ended June 30, 2009 compared to $27.1 million for the six months ended June 30, 2008 as decreases in compensation expenses were offset by an increase due to accelerated vesting of long term incentive compensation due to the years of service and age of certain employees.

Depreciation and Amortization
Depreciation and amortization increased to $42.6 million for the three months ended June 30, 2009 from $42.5 million for the three months ended June 30, 2008 and $85.7 million for the six months ended June 30, 2009 from $85.2 million for the six months ended June 30, 2008. The increase was primarily due to the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense increased to $37.3 million for the three months ended June 30, 2009 from $36.3 million for the three months ended June 30, 2008. This increase was related to an increase in the weighted average interest rate to 6.4% for the three months ended June 30, 2009 from 6.0% for the three months ended June 30, 2008 and a decrease in interest capitalized due to the decrease in development activity. The effect of the increase in the weighted average interest rate was partially offset by a decrease in the average debt outstanding to $2,513.2 million for the three months ended June 30, 2009 from $2,696.8 million for the three months ended June 30, 2008. Interest expense decreased to $75.4 million for the six months ended June 30, 2009 from $77.7 million for the six months ended June 30, 2008. This decrease was related to a decrease in the average debt outstanding, which was $2,538.8 million for the six months ended June 30, 2009, compared to $2,949.6 million for the six months ended June 30, 2008. The effect of the decrease in the average debt outstanding was partially offset by an increase in the weighted average interest rate to 6.3% for the six months ended June 30, 2009 from 6.2% for the six months ended June 30, 2008, as well as a decrease in interest capitalized due to the decrease in development activity.
Interest expense allocated to discontinued operations for the three months ended June 30, 2009 and 2008 was $0.3 million and $1.0 million, respectively, and for the six months ended June 30, 2009 and 2008 was $0.9 million and $2.1 million, respectively. These decreases were due to the decrease in the level of dispositions in 2009 compared to 2008.
Other
(Loss) gain on property dispositions decreased to a loss of $2.1 million for the three months ended June 30, 2009 from a gain of $0.8 million for the three months ended June 30, 2008 and to a loss of $2.3 million for the six months ended June 30, 2009 from a gain of $1.5 million for the six months ended June 30, 2008. The decreases for the three-month and six-month periods were primarily due to impairments recognized on certain of the Company’s properties in 2009 in connection with sales activities.
During the three months ended June 30, 2009, the Company purchased $3.5 million principal amount of its 7.25% March 2011 senior unsecured notes and $4.9 million principal amount of its 6.375% August 2012 senior unsecured notes. These notes were purchased at a $0.6 million discount. During the six months ended June 30, 2009, the Company purchased $6.9 million principal amount of its 8.50% August 2010 senior unsecured notes, $3.5 million principal amount of its 7.25% March 2011 senior unsecured notes and $4.9 million principal amount of its 6.375% August 2012 senior unsecured notes. These notes were purchased at a $1.1 million discount. These discounts are included in net income as a debt extinguishment gain.
Income from discontinued operations remained relatively unchanged at $4.5 million for the three months ended June 30, 2009 and the three months ended June 30, 2008 and decreased to $5.7 million for the six months ended June 30, 2009 from $6.8 million for the six months ended June 30, 2008. The decrease for the six month periods was due to lower operating income and was partially offset by an increase in gains recognized on sales which were $3.9 million for the six months ended June 30, 2009 compared to $3.4 million for the six months ended June 30, 2008.
As a result of the foregoing, the Company’s net income increased to $43.2 million for the three months ended June 30, 2009 from $38.4 million for the three months ended June 30, 2008 and increased to $77.1 million for the six months ended June 30, 2009 from $74.8 million for the six months ended June 30, 2008.

Liquidity and Capital Resources
Overview
The Company has historically accessed capital primarily from the public unsecured debt markets. The uncertainty in the global credit market has negatively affected this market. As a result, the Company expects to access multiple sources of capital to meet its maturing debt obligations and to complete its development pipeline. The Company believes that it has a significant amount of borrowing capacity available to it from its real estate assets which are generally unsecured. The Company believes that additional capital sources include sources such as proceeds to be realized from the sale of real estate assets. Finally, the Company has accessed the equity markets through the sale of common shares under its continuous equity offering program. The $300 million program was fully sold as of August 5, 2009. The Company paid Citigroup Global Markets Inc. and UBS Securities LLC, its agents under this program, an aggregate of $2.5 million in fees with respect to the common shares sold through this program during the three months ended June 30, 2009. The Company paid these agents an additional $1.4 million in fees with respect to common shares sold through this program from July 1, 2009 to August 5, 2009. During the six months ended June 30, 2009, the Company raised $317.4 million from secured mortgage financings, it realized $80.3 million in proceeds from the sale of real estate and it raised net proceeds of $214.0 million from the sale of common shares.
Activity
As of June 30, 2009, the Company had cash and cash equivalents of $164.9 million, including $40.4 million in restricted cash.
Net cash flow provided by operating activities increased to $165.6 million for the six months ended June 30, 2009 from $113.5 million for the six months ended June 30, 2008. This $52.1 million increase was primarily due to a change in restricted cash and the change in other receivables during the respective periods. The change in restricted cash is due to the release of restriction of funds in the United Kingdom for the payment of infrastructure costs. There was no similar activity during the first half of 2009. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. In the fourth quarter of 2008, the Company reduced its quarterly dividend to $0.475 per share from $0.625 per share.
Net cash used by investing activities was $30.5 million for the six months ended June 30, 2009 compared to net cash provided of $91.4 million for the six months ended June 30, 2008. This $121.9 million decrease primarily resulted from a decrease in net proceeds from the disposition of properties/land offset by a reduction in investment in development in progress. Net cash from the disposition of properties for the six months ended June 30, 2008 was provided primarily through the sale of Comcast Center to an unconsolidated joint venture. The joint venture obtained the funds to purchase the property through the funding of a $324 million permanent financing. See Note 4 to the Company’s financial statements.
Net cash used in financing activities was $29.8 million for the six months ended June 30, 2009 compared to $229.4 million for the six months ended June 30, 2008. This $199.6 million decrease was primarily due to the net proceeds from the issuance of shares pursuant to the Company’s continuous equity offering program. See Note 7 to the Company’s financial statements. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended June 30, 2009, a portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. The Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The Credit Facility expires in January 2010, and has a one-year extension option.

Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At June 30, 2009, the Company had drawn £2.5 million from a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2009 the Company’s debt to gross assets ratio was 38.9%, and for the six months ended June 30, 2009, the fixed charge coverage ratio was 2.6x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2009, $471.8 million in mortgage loans and $1,846.3 million in unsecured notes were outstanding with a weighted average interest rate of 6.46%. The interest rates on $2,163.3 million of mortgage loans and unsecured notes are fixed and range from 5.00% to 8.75%. For $154.9 million of mortgage loans, the interest rate floats at a spread to LIBOR. The interest rate on these loans at June 30, 2009 was 6.78%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.2 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the Credit Facility and the related weighted average interest rates as of June 30, 2009 are as follows (in thousands, except percentages):

	MORTGAGES							WEIGHTED
	PRINCIPAL	PRINCIPAL		UNSECURED	CREDIT			AVERAGE
	AMORTIZATION	MATURITIES		NOTES	FACILITY		TOTAL	INTEREST RATE
2009 (6 months)	$3,204	$42		$—	$—		$3,246	6.52%
2010	6,530	4,736		169,739	140,000	(1)	321,005	4.74%
2011	6,758	14,873		246,500	—		268,131	7.19%
2012	4,711	180,612	(2)	230,100	—		415,423	6.64%
2013	3,858	4,510		—	—		8,368	6.95%
2014	4,352	2,684		200,000	—		207,036	5.66%
2015	3,932	44,469		300,000	—		348,401	5.28%
2016	2,461	182,318		300,000	—		484,779	4.86%
2017	1,770	—		300,000	—		301,770	6.62%
2018 & thereafter	—	—		100,000	—		100,000	7.50%

	$37,576	$434,244		$1,846,339	$140,000		$2,458,159	6.14%

(1)	The Credit Facility expires on January 16, 2010 and has a one year renewal option.

(2)	There are two one — year extensions for $147,737 of mortgages.
On April 15, 2009, the Company repaid $238.6 million of maturing 7.75% April 2009 senior unsecured notes.
General
The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs.

The expiring square feet and annual net rent by year for the Properties in Operation as of June 30, 2009 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Wholly Owned Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2009 (6 months)	1,664	$6,881	680	$5,840	969	$11,947	3,313	$24,668
2010	3,443	16,149	1,767	16,464	2,794	39,295	8,004	71,908
2011	3,178	14,343	1,291	12,392	2,287	35,029	6,756	61,764
2012	4,699	22,885	1,487	14,530	2,224	37,991	8,410	75,406
2013	2,065	10,369	1,495	15,331	2,574	43,142	6,134	68,842
2014	2,510	12,931	848	9,474	2,607	40,843	5,965	63,248
Thereafter	10,322	58,173	2,541	30,888	6,146	111,403	19,009	200,464

TOTAL	27,881	$141,731	10,109	$104,919	19,601	$319,650	57,591	$566,300

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Joint Venture Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2009 (6 months)	414	$1,563	—	$—	143	$3,358	557	$4,921
2010	1,349	5,331	24	759	425	9,518	1,798	15,608
2011	1,174	4,649	11	310	415	10,431	1,600	15,390
2012	373	1,788	63	1,758	179	4,602	615	8,148
2013	303	1,392	—	—	242	5,774	545	7,166
2014	1,103	5,087	5	149	342	9,555	1,450	14,791
Thereafter	2,581	13,761	36	1,049	2,366	78,178	4,983	92,988

TOTAL	7,297	$33,571	139	$4,025	4,112	$121,416	11,548	$159,012

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2009 (6 months)	2,078	$8,444	680	$5,840	1,112	$15,305	3,870	$29,589
2010	4,792	21,480	1,791	17,223	3,219	48,813	9,802	87,516
2011	4,352	18,992	1,302	12,702	2,702	45,460	8,356	77,154
2012	5,072	24,673	1,550	16,288	2,403	42,593	9,025	83,554
2013	2,368	11,761	1,495	15,331	2,816	48,916	6,679	76,008
2014	3,613	18,018	853	9,623	2,949	50,398	7,415	78,039
Thereafter	12,903	71,934	2,577	31,937	8,512	189,581	23,992	293,452

TOTAL	35,178	$175,302	10,248	$108,944	23,713	$441,066	69,139	$725,312

The scheduled deliveries of the 3.4 million square feet of Properties under Development as of June 30, 2009 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial-			Percent	Total
	In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
Wholly Owned Properties under Development	3rd Quarter 2009	100,000	68,700	332,711	501,411	15.4%	$88,546
	4th Quarter 2009	961,100	—	176,494	1,137,594	96.1%	125,417
	2nd Quarter 2010	—	—	170,261	170,261	90.9%	36,764
	4th Quarter 2010	—	—	211,236	211,236	50.8%	46,224

	TOTAL	1,061,100	68,700	890,702	2,020,502	70.9%	$296,951

Joint Venture Properties under Development	3rd Quarter 2009	500,000	—	—	500,000	100.0%	$24,150
	4th Quarter 2009	225,000	—	—	225,000	40.7%	11,675
	2nd Quarter 2010	463,636	—	—	463,636	—	25,085
	3rd Quarter 2010	—	—	176,058	176,058	26.0%	129,815

	TOTAL	1,188,636	—	176,058	1,364,694	46.7%	$190,725

Total Properties under Development	TOTAL	2,249,736	68,700	1,066,760	3,385,196	61.1%	$487,676

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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Reconciliation of net income to FFO — basic

Net Income available to common shareholders	$36,671	$31,629	$64,560	$61,590

Basic — Income available to common shareholders	36,671	31,629	64,560	61,590
Basic — income available to common shareholders per weighted average share	$0.35	$0.34	$0.63	$0.67

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,132	4,329	8,122	7,877
Depreciation and amortization	42,364	43,252	85,386	86,630
Gain on property dispositions	(5,067)	(3,164)	(5,375)	(4,132)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,467)	(1,914)	(3,204)	(3,909)

Funds from operations available to common shareholders — basic	$76,633	$74,132	$149,489	$148,056

Basic Funds from operations available to common shareholders per weighted average share	$0.72	$0.80	$1.45	$1.61

Reconciliation of net income to FFO — diluted:

Net Income	$36,671	$31,629	$64,560	$61,590

Diluted — income available to common shareholders	36,671	31,629	64,560	61,590
Diluted — income available to common shareholders per weighted average share	$0.35	$0.34	$0.62	$0.67

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,132	4,329	8,122	7,877
Depreciation and amortization	42,364	43,252	85,386	86,630
Gain on property dispositions	(5,067)	(3,164)	(5,375)	(4,132)
Noncontrolling interest less preferred share distributions	1,345	1,428	2,409	2,780

Funds from operations available to common shareholders — diluted	$79,445	$77,474	$155,102	$154,745

Diluted Funds from operations available to common shareholders per weighted average share	$0.72	$0.80	$1.44	$1.60

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	105,768	92,322	103,244	92,001
Dilutive shares for long term compensation plans	477	379	381	247

Diluted shares for net income calculations	106,245	92,701	103,625	92,248
Weighted average common units	4,017	4,190	4,019	4,190

Diluted shares for Funds from operations calculations	110,262	96,891	107,644	96,438

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2008, as amended.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As noted in prior filings, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court (“the Court”) for the District of Columbia. Republic Property Corporation, Messrs. Kramer and Grigg filed motions to dismiss this lawsuit. On March 31, 2008, the Court granted the motion to dismiss. The Company filed a motion for reconsideration of the grant of the motion to dismiss on April 14, 2008. On August 13, 2008, the Court denied the motion for reconsideration. The Company has appealed the Court’s decision. Oral agreement of this appeal took place on May 12, 2009. The Court’s decision will be handed down in due course.
As noted in prior filings, Republic filed a lawsuit against 25 Massachusetts Avenue Property LLC (the “Owner”) of Republic Square I in the Court of Chancery in the State of Delaware. The matter was tried in 2007. On April 7, 2008, the Court of Chancery issued an opinion concluding that neither party is entitled to relief and ordering that the Lis Pendens be lifted. On April 15, 2008, the Owner filed a notice of appeal from dismissal of its counterclaims. On April 20, 2009, the Court issued its opinion dismissing 25 Mass’ claims. On April 24, 2009, 25 Mass filed a motion for Rehearing En Banc. On April 29, 2009, the Court denied 25 Mass’ motion for Rehearing En Banc.
On December 12, 2008, 25 Mass filed a complaint in the Superior Court for the District of Columbia, alleging that 25 Mass had entered a purchase and sale agreement with a third party for the sale of Republic Square I, and that Republic’s lawsuit and its Lis Pendens, described above and in previous filings, prevented a closing by which Republic Square I could be sold under the terms of that purchase and sale agreement. The December 12, 2008 lawsuit alleges that by so doing, Republic committed tortuous interference with contract, tortuous interference with prospective contractual relations, malicious prosecution, abuse of process and a violation of the Washington D.C. Lis Pendens statute. The filed complaint seeks “no less than $85 million” in compensatory damages, and “no less than $85 million” in punitive damages, and attorneys’ fees for an improperly filed Lis Pendens under Washington D.C. Code § 42-1207(d). In April 2009, following the decision of the Supreme Court of the State of Delaware, 25 Mass voluntarily dismissed with prejudice all of its claims in this matter with the exception of its claim based on a claim of malicious prosecution. We believe that this claim is without merit and intend to defend vigorously against this litigation.
While management currently believes that resolving these matters will not have a material adverse impact on our financial position of our results of operations, the litigation noted above is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes capable of being reasonably estimated.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2008, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2009 Annual Meeting of Shareholders of the Trust, held on May 21, 2009, the following matters were approved by the requisite vote of the Shareholders, as follows.
1.
Management’s nominees, William P. Hankowsky, David L. Lingerfelt and Jose Mejia, were elected to fill the three available positions as Class II trustees. Voting (expressed in number of shares) was as follows: Mr. Hankowsky: 81,615,868 for, 802,177 against or withheld and no abstentions or broker non-votes; Mr. Lingerfelt: 82,162,967 for, 255,170 against or withheld and no abstentions or broker non-votes; and Mr. Mejia: 82,239,816 for, 178,230 against or withheld and no abstentions or broker non-votes.

2.
The shareholders approved a proposal to ratify the selection of Ernst & Young LLP as the Trust’s independent registered public accounting firm for 2009. Voting (expressed in number of shares) was as follows: 83,527,816 for, 291,722 against and 49,093 abstentions or broker non-votes.

3.
The shareholders approved a proposal to amend and restate the Liberty Property Trust Amended and Restated Share Incentive Plan (the “Share Incentive Plan”) to increase the 865,431 shares currently remaining available for issuance under the Share Incentive Plan by 8,300,000 shares, and to make other specified changes. Voting (expressed in number of shares) was as follows: 68,919,798 for; 8,870,897 against and 126,294 abstentions or broker non-votes.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 21, 2009 (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2009, filed with the Commission on April 17, 2009.

10.2*	Form of 2009 Long Term Incentive Plan Target Unit Award Agreement.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky President and Chief Executive Officer	August 7, 2009 Date

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr. Executive Vice President and Chief Financial Officer	August 7, 2009 Date

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky President and Chief Executive Officer	August 7, 2009 Date

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr. Executive Vice President and Chief Financial Officer	August 7, 2009 Date

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

10.2	Form of 2009 Long Term Incentive Plan Target Unit Award Agreement.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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