Form 10-K/A
period 2008-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2009-09-17
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust. Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership”) and, together with the Trust and their consolidated subsidiaries, the “Company”). The Company is filing this 10-K/A (Amendment No. 2) to revise certain items included in its Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto.
This Amendment No. 2 includes updates to Item 9A and, for the purpose of adding as exhibits updated certifications, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Initial 10-K” and, as amended by Amendment No. 1, the “Form 10-K”). This Amendment No. 2 is being filed primarily to provide the disclosure set forth in this Explanatory Note and in Item 9A regarding management’s reevaluation regarding the effectiveness, as of December 31, 2008, of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), as well as management’s conclusion that no such reevaluation was necessary with respect to the Trust. Amendment No. 1 was filed to (i) reflect the adoption of SFAS No. 160; (ii) to correct the Operating Partnership’s accounting under EITF Topic D-98; and (iii) to reflect the results of operations of the Company’s real properties which were sold prior to March 31, 2009 or were held for sale at March 31, 2009, as discontinued operations. All other items of the Company’s Form 10-K remain unchanged. No attempt has been made to update matters in the Form 10-K except to the extent expressly provided above. The Company notes that Items 6, 7 and 8 were amended in Amendment No. 1.
The Company’s management has considered whether the adjustments to the Company’s financial statements reflected in Amendment No. 1, and in particular the proper application of EITF D-98 by the Operating Partnership, affect management’s conclusion, set forth in the Form 10-K, regarding the effectiveness, as of December 31, 2008, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) and the Company’s internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).
Management concluded that the Trust’s application of EITF D-98 was historically correct. In light of that conclusion, and because neither the adoption of SFAS No. 160 nor the reclassification of certain items to discontinued operations in accordance with SFAS No. 144 caused the Company to reevaluate its disclosure controls and procedures and internal control over financial reporting, management therefore did not reevaluate the Trust’s disclosure controls and procedures or its internal control over financial reporting in connection with preparing Amendment No. 1 or this Amendment No. 2.
Management did reevaluate the Operating Partnership’s disclosure controls and procedures and its internal control over financial reporting in connection with preparing Amendment No. 1. This reevaluation was undertaken solely in connection with revisions, reflected in Amendment No. 1, to the Operating Partnership’s financial statements as a result of the revised application of EITF D-98, as discussed below, and not because of the adoption of SFAS No. 160 or the reclassification of certain items to discontinued operations in accordance with SFAS No. 144.
The determination to make revisions to the application of EITF D-98 with respect to the Operating Partnership’s financial statements was arrived at as follows: In preparing the Operating Partnership’s financial statements included in the Initial 10-K, the Company applied EITF D-98 in a manner consistent with its past practice and what it believed was, and in some cases may continue to be, typical practice in the industry. In auditing such financial statements, the Company’s independent registered public accountants also concluded that such application was appropriate. Upon further consideration of EITF D-98 in connection with preparing the Operating Partnership’s financial statements included in Amendment No. 1, the Company concluded that its prior application of EITF D-98 with respect to such financial statements required revision, which revision was reflected in the Operating Partnership’s financial statements included in Amendment No. 1. However, Company management believes that the initial preparation of the Operating Partnership’s financial statements included in the Initial 10-K reflected an application of EITF D-98 that was based on information then available to the Company, and was arrived at utilizing procedures and processes indicative of disclosure controls and procedures and internal control over financial reporting that were operating effectively as of December 31, 2008. While the Company has subsequently altered its application of EITF D-98 to the Operating Partnership’s financial statements, management has nevertheless concluded that, as of December 31, 2008:
•	The Operating Partnership’s disclosure controls and procedures were functioning effectively to provide reasonable assurance that information required to be disclosed by the Operating Partnership in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and

•	The Operating Partnership’s internal control over financial reporting was effective based on the criteria on which it was evaluated, as described in the Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures of the Operating Partnership were reevaluated by Company management in connection with the filing of Amendment No. 1. See “Explanatory Note” on page 2 of this Amendment No. 2.
Based on this evaluation and reevaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting with respect to the Trust appears on page 42 of the Initial 10-K.
In connection with the filing of Amendment No. 1, management reevaluated the Operation Partnership’s internal control over financial reporting and concluded that its conclusions as set forth on page 84 of the Initial 10-K remained appropriate.

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

Dated: September 17, 2009