Form 10-Q
period 2009-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2009-11-06
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 3, 2009, 112,610,095 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2009

Index	Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets of Liberty Property Trust at September 30, 2009 and December 31, 2008	4

Condensed consolidated statements of operations of Liberty Property Trust for the three months ended September 30, 2009 and September 30, 2008	5

Condensed consolidated statements of operations of Liberty Property Trust for the nine months ended September 30, 2009 and September 30, 2008	6

Condensed consolidated statement of equity of Liberty Property Trust for the nine months ended September 30, 2009	7

Condensed consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2009 and September 30, 2008	8

Notes to condensed consolidated financial statements of Liberty Property Trust	9

Condensed consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2009 and December 31, 2008	19

Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended September 30, 2009 and September 30, 2008	20

Condensed consolidated statements of operations of Liberty Property Limited Partnership for the nine months ended September 30, 2009 and September 30, 2008	21

Condensed consolidated statement of equity of Liberty Property Limited Partnership for the nine months ended September 30, 2009	22

Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2008 and September 30, 2008	23

Notes to condensed consolidated financial statements of Liberty Property Limited Partnership	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION	47

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Index	Page

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	48

Item 6. Exhibits	49

Signatures for Liberty Property Trust	50

Signatures for Liberty Property Limited Partnership	51

Exhibit Index	52

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$835,075	$801,763
Building and improvements	4,305,128	4,191,361
Less accumulated depreciation	(1,060,885)	(963,043)

Operating real estate	4,079,318	4,030,081

Development in progress	169,926	245,463
Land held for development	219,440	209,551

Net real estate	4,468,684	4,485,095

Cash and cash equivalents	219,402	15,794
Restricted cash	34,273	39,726
Accounts receivable	7,356	12,985
Deferred rent receivable	93,046	83,033
Deferred financing and leasing costs, net of accumulated amortization (2009, $132,099; 2008, $139,078)	133,426	132,627
Investments in unconsolidated joint ventures	255,191	266,602
Assets held for sale	22,520	98,706
Prepaid expenses and other assets	91,988	82,467

Total assets	$5,325,886	$5,217,035

LIABILITIES
Mortgage loans	$462,700	$198,560
Unsecured notes	1,842,882	2,131,607
Credit facility	140,000	260,000
Accounts payable	47,865	32,481
Accrued interest	27,794	36,474
Dividend and distributions payable	55,394	48,858
Other liabilities	160,134	182,549

Total liabilities	2,736,769	2,890,529

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 113,850,578 (includes 1,249,909 in treasury) and 100,034,404 (includes 1,249,909 in treasury) shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	114	101
Additional paid-in capital	2,452,479	2,162,820
Accumulated other comprehensive income (loss)	1,420	(5,378)
Distributions in excess of net income	(232,323)	(185,721)
Common shares in treasury, at cost, 1,249,909 shares as of September 30, 2009 and December 31, 2008	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,169,739	1,919,871

Noncontrolling interest — operating partnership
4,017,354 and 4,074,967 common units outstanding as of September 30, 2009 and December 31, 2008, respectively December 31, 2008, respectively	130,686	117,546
9,740,000 preferred units outstanding as of September 30, 2009 and December 31, 2008	287,959	287,959
Noncontrolling interest — consolidated joint ventures	733	1,130

Total equity	2,589,117	2,326,506

Total liabilities and equity	$5,325,886	$5,217,035

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2009	September 30, 2008
OPERATING REVENUE
Rental	$130,643	$126,422
Operating expense reimbursement	56,850	56,009

Total operating revenue	187,493	182,431

OPERATING EXPENSE
Rental property	36,224	37,078
Real estate taxes	23,061	21,527
General and administrative	11,248	13,180
Depreciation and amortization	43,268	43,196

Total operating expenses	113,801	114,981

Operating income	73,692	67,450

OTHER INCOME (EXPENSE)
Interest and other income	2,635	3,313
Debt extinguishment gain	455	—
Interest expense	(36,735)	(37,587)

Total other income (expense)	(33,645)	(34,274)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	40,047	33,176

Gain on property dispositions	100	463
Income taxes	(86)	(308)
Equity in earnings of unconsolidated joint ventures	515	470

Income from continuing operations	40,576	33,801

Discontinued operations (including net gain on property dispositions of $5,131 and $10,232 for the three months ended September 30, 2009 and 2008, respectively)	10,168	12,152

Net income	50,744	45,953
Noncontrolling interest — operating partnership	(6,818)	(6,999)
Noncontrolling interest — consolidated joint ventures	(23)	(400)

Net income available to common shareholders	$43,903	$38,554

Earnings per common share
Basic:
Income from continuing operations	$0.30	$0.29
Income from discontinued operations	0.09	0.12

Income per common share — basic	$0.39	$0.41

Diluted:
Income from continuing operations	$0.30	$0.29
Income from discontinued operations	0.09	0.12

Income per common share — diluted	$0.39	$0.41

Distributions per common share	$0.475	$0.625

Weighted average number of common shares outstanding
Basic	111,351	92,955
Diluted	111,926	93,369

Amounts attributable to common shareholders
Income from continuing operations	$34,085	$26,923
Discontinued operations	9,818	11,631

Net income available to common shareholders	$43,903	$38,554

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2009	September 30, 2008
OPERATING REVENUE
Rental	$388,446	$379,345
Operating expense reimbursement	168,699	167,694

Total operating revenue	557,145	547,039

OPERATING EXPENSE
Rental property	109,903	110,582
Real estate taxes	66,857	64,245
General and administrative	38,470	40,340
Depreciation and amortization	128,140	127,637

Total operating expenses	343,370	342,804

Operating income	213,775	204,235

OTHER INCOME (EXPENSE)
Interest and other income	8,245	9,399
Debt extinguishment gain	1,547	—
Interest expense	(111,464)	(114,559)

Total other income (expense)	(101,672)	(105,160)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	112,103	99,075
(Loss) gain on property dispositions	(2,244)	1,939
Income taxes	(430)	(1,372)
Equity in earnings of unconsolidated joint ventures	2,124	1,857

Income from continuing operations	111,553	101,499

Discontinued operations (including net gain on property dispositions of $9,000 and $13,635 for the nine months ended September 30, 2009 and 2008, respectively)	16,245	19,228

Net income	127,798	120,727
Noncontrolling interest — operating partnership	(19,732)	(20,285)
Noncontrolling interest — consolidated joint ventures	397	(298)

Net income available to common shareholders	$108,463	$100,144

Earnings per common share
Basic:
Income from continuing operations	$0.87	$0.88
Income from discontinued operations	0.15	0.20

Income per common share — basic	$1.02	$1.08

Diluted:
Income from continuing operations	$0.87	$0.88
Income from discontinued operations	0.15	0.20

Income per common share — diluted	$1.02	$1.08

Distributions per common share	$1.425	$1.875

Weighted average number of common shares outstanding
Basic	105,989	92,328
Diluted	106,441	92,626

Amounts attributable to common shareholders
Income from continuing operations	$92,808	$81,745
Discontinued operations	15,655	18,399

Net income available to common shareholders	$108,463	$100,144

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(UNAUDITED AND IN THOUSANDS)

	Common		Accumulated			Total Liberty	Noncontrolling	Noncontrolling
	Shares of	Additional	Other	Distributions	Common	Property Trust	Interest –	Interest –
	Beneficial	Paid-In	Comprehensive	in Excess of	Shares Held	Shareholders’	Operating	Consolidated
	Interest	Capital	Income (Loss)	Net Income	in Treasury	Equity	Partnership	Joint Ventures	Total Equity

Balance at December 31, 2008	$101	$2,162,820	$(5,378)	$(185,721)	$(51,951)	$1,919,871	$405,505	$1,130	$2,326,506

Net proceeds from the issuance of common shares	13	295,874	—	—	—	295,887	—	—	295,887

Net income	—	—	—	108,463	—	108,463	19,732	(397)	127,798

Distributions	—	—	—	(155,065)	—	(155,065)	(21,557)	—	(176,622)

Noncash compensation	—	8,498	—	—	—	8,498	—	—	8,498

Redemption of noncontrolling interests for common shares	—	(14,713)	—	—	—	(14,713)	14,713	—	—

Foreign currency translation adjustment	—	—	6,798	—	—	6,798	252	—	7,050

Balance at September 30, 2009	$114	$2,452,479	$1,420	$(232,323)	$(51,951)	$2,169,739	$418,645	$733	$2,589,117

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net income	$127,798	$120,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,745	132,106
Amortization of deferred financing costs	3,685	3,327
Equity in earnings of unconsolidated joint ventures	(2,122)	(1,857)
Distributions from unconsolidated joint ventures	663	700
Gain on property dispositions	(6,757)	(15,574)
Noncash compensation	11,027	7,793
Changes in operating assets and liabilities:
Restricted cash	6,635	(9,755)
Accounts receivable	5,461	(7,763)
Deferred rent receivable	(10,499)	(9,627)
Prepaid expenses and other assets	(9,839)	(28,533)
Accounts payable	15,264	10,512
Accrued interest	(8,680)	(1,662)
Other liabilities	(24,106)	(7,546)

Net cash provided by operating activities	238,275	192,848

INVESTING ACTIVITIES
Investment in properties	(51,111)	(87,245)
Investments in unconsolidated joint ventures	(4,021)	(5,580)
Distributions from unconsolidated joint ventures	18,549	64,321
Net proceeds from disposition of properties/land	144,431	347,360
Investment in development in progress	(72,776)	(166,718)
Investment in land held for development	(28,074)	(38,370)
Investment in deferred leasing costs	(18,083)	(23,610)

Net cash (used in) provided by investing activities	(11,085)	90,158

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	293,324	45,690
Repayments of unsecured notes	(288,725)	—
Proceeds from mortgage loans	317,378	—
Repayments of mortgage loans	(53,285)	(37,437)
Proceeds from credit facility	199,150	438,700
Repayments on credit facility	(319,150)	(538,700)
Increase in deferred financing costs	(4,651)	(25)
Distribution paid on common shares	(148,499)	(172,953)
Distribution paid on units	(21,554)	(23,628)

Net cash used in financing activities	(26,012)	(288,353)

Net increase (decrease) in cash and cash equivalents	201,178	(5,347)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,430	(3,364)
Cash and cash equivalents at beginning of period	15,794	37,989

Cash and cash equivalents at end of period	$219,402	$29,278

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at September 30, 2009. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2008, as amended and updated. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Subsequent events have been evaluated through November 6, 2009, the date of issuance of these interim financial statements.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2009			September 30, 2008
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$34,085	111,351	$0.30	$26,923	92,955	$0.29

Dilutive shares for long-term compensation plans	—	575		—	414

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	34,085	111,926	$0.30	26,923	93,369	$0.29

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	9,818	111,351	$0.09	11,631	92,955	$0.12

Dilutive shares for long-term compensation plans	—	575		—	414

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	9,818	111,926	$0.09	11,631	93,369	$0.12

Basic income per common share
Net income available to common shareholders	43,903	111,351	$0.39	38,554	92,955	$0.41

Dilutive shares for long-term compensation plans	—	575		—	414

Diluted income per common share
Net income available to common shareholders and assumed conversions	$43,903	111,926	$0.39	$38,554	93,369	$0.41

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2008
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$92,808	105,989	$0.87	$81,745	92,328	$0.88

Dilutive shares for long-term compensation plans	—	452		—	298

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	92,808	106,441	$0.87	81,745	92,626	$0.88

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	15,655	105,989	$0.15	18,399	92,328	$0.20

Dilutive shares for long-term compensation plans	—	452		—	298

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	15,655	106,441	$0.15	18,399	92,626	$0.20

Basic income per common share
Net income available to common shareholders	108,463	105,989	$1.02	100,144	92,328	$1.08

Dilutive shares for long-term compensation plans	—	452		—	298

Diluted income per common share
Net income available to common shareholders and assumed conversions	$108,463	106,441	$1.02	$100,144	92,626	$1.08

The amount of anti-dilutive options that were excluded from the computation of diluted income per common share for the three months ended September 30, 2009 and 2008 were 2,454,000 and 814,000, respectively, and were 2,661,000 and 874,000 for the nine months ended September 30, 2009 and 2008, respectively.
In the nine months ended September 30, 2009, 187,000 common shares were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. A proportionate amount of gain or loss is allocated to noncontrolling interest. Accumulated other comprehensive income (loss) consists solely of the foreign currency translation adjustments described above. Other comprehensive loss for the three months ended September 30, 2009 was $2.4 million as compared to $11.0 million for the same period in 2008 and other comprehensive income was $7.0 million for the nine months ended September 30, 2009 as compared to a loss of $10.6 million for the same period in 2008. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest.
Noncontrolling Interests
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income attributable to the noncontrolling interest is required to be identified in the consolidated financial statements. The Company adopted ASC 810-10 on January 1, 2009. Along with adopting ASC 810-10, the Company retroactively adopted the measurement principles detailed in ASC 480-10,

“Distinguishing Liabilities from Equity.” Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period.
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$45,287	$25,258	$7,870	$20,898	$34,738	$46,919	$5,437	$1,086	$187,493
Rental property expenses and real estate taxes	14,457	5,493	3,359	8,405	10,062	15,910	1,382	217	59,285

Property level operating income	$30,830	$19,765	$4,511	$12,493	$24,676	$31,009	$4,055	$869	128,208

Interest and other income									2,635
Debt extinguishment gain									455
Interest expense									(36,735)
General and administrative									(11,248)
Depreciation and amortization									(43,268)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									40,047
Gain on property dispositions									100
Income taxes									(86)
Equity in earnings of unconsolidated joint ventures									515
Discontinued operations									10,168

Net income									$50,744

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$43,328	$23,743	$8,527	$20,834	$35,484	$44,751	$4,736	$1,028	$182,431
Rental property expenses and real estate taxes	14,189	5,792	3,755	7,644	11,053	14,748	1,103	321	58,605

Property level operating income	$29,139	$17,951	$4,772	$13,190	$24,431	$30,003	$3,633	$707	123,826

Interest and other income									3,313
Interest expense									(37,587)
General and administrative									(13,180)
Depreciation and amortization									(43,196)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									33,176
Gain on property dispositions									463
Income taxes									(308)
Equity in earnings of unconsolidated joint ventures									470
Discontinued operations									12,152

Net income									$45,953

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New		Mid-		Phila-	United
	PA	PA	Jersey	Midwest	Atlantic	South	delphia	Kingdom	Total
Operating revenue	$137,539	$75,103	$23,727	$62,287	$101,913	$138,034	$15,220	$3,322	$557,145
Rental property expenses and real estate taxes	44,260	19,553	9,699	23,663	30,039	45,084	3,755	707	176,760

Property level operating income	$93,279	$55,550	$14,028	$38,624	$71,874	$92,950	$11,465	$2,615	380,385

Interest and other income									8,245
Debt extinguishment gain									1,547
Interest expense									(111,464)
General and administrative									(38,470)
Depreciation and amortization									(128,140)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									112,103
Loss on property dispositions									(2,244)
Income taxes									(430)
Equity in earnings of unconsolidated joint ventures									2,124
Discontinued operations									16,245

Net income									$127,798

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$129,889	$72,719	$24,232	$61,385	$103,880	$126,585	$24,869	$3,480	$547,039
Rental property expenses and real estate taxes	42,119	19,638	9,832	22,706	30,427	42,593	6,573	939	174,827

Property level operating income	$87,770	$53,081	$14,400	$38,679	$73,453	$83,992	$18,296	$2,541	372,212

Interest and other income									9,399
Interest expense									(114,559)
General and administrative									(40,340)
Depreciation and amortization									(127,637)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									99,075
Gain on property dispositions									1,939
Income taxes									(1,372)
Equity in earnings of unconsolidated joint ventures									1,857
Discontinued operations									19,228

Net income									$120,727

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2009 were $61.0 million and $130.5 million, respectively, as compared to $30.7 million and $39.4 million, respectively, for the same periods in 2008.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$6,494	$7,802	$14,726	$23,267
Operating expenses	(665)	(2,710)	(3,298)	(8,190)
Interest expense	(354)	(1,418)	(1,908)	(4,234)
Depreciation and amortization	(438)	(1,754)	(2,275)	(5,250)

Income before property dispositions	$5,037	$1,920	$7,245	$5,593

One property totaling 129,000 square feet in the Company’s Northeast segment, one property totaling 221,000 square feet in the Company’s Mid-Atlantic segment, and one property totaling 66,000 square feet in the Company’s South segment are considered to be held for sale as of September 30, 2009. Two held for sale properties were sold subsequent to September 30, 2009 for proceeds of $15.9 million.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment
During the three months ended September 30, 2009, the Company recognized impairments of $4.8 million. No impairments were recognized during the three months ended September 30, 2008. The impairments of $4.8 million were primarily related to a property in the Mid-Atlantic segment, a property in the South segment and a property in the Philadelphia segment. For the three months ended September 30, 2009, $4.5 million of impairments was included in discontinued operations in the Company’s statement of operations. During the nine months ended September 30, 2009, the Company recognized impairments of $9.3 million. No impairments were recognized during the nine months ended September 30, 2008. The impairments of $9.3 million were related to a property in the Northeast segment, two properties in the Midwest segment, a portfolio of properties in the Mid-Atlantic segment, another property in the Mid-Atlantic segment, a property in the South segment, a property in the Philadelphia segment and land in the Northeast segment. For the nine months ended September 30, 2009, $5.9 million of impairments was included in discontinued operations in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. All impairments were recorded in connection with actual or pending sales. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at September 30, 2009.
Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are described in its 2008 Annual Report on Form 10-K, as amended and updated. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2008 or 2009 are as follows:
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was then developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition had not been met and the transaction was accounted for as a financing arrangement.
On March 31, 2008, a $324 million, ten-year secured permanent financing at a rate of 6.15% for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s credit facility.
On March 31, 2008, all conditions for sale treatment were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction was deferred until the costs of the project could be reasonably estimated. Profit on the sale was recognized in the fourth quarter of 2008.
As of September 30, 2009, the Company had a $3.0 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in unconsolidated joint ventures in the Company’s consolidated balance sheet.
Note 5: Indebtedness
Mortgage Loans
During the three months ended September 30, 2009, the Company did not close on any mortgages. During the nine months ended September 30, 2009, the Company closed on mortgages totaling $317 million bearing interest at a weighted average rate of 7.1%. The mortgages encumber certain of the Company’s operating properties with a net book value of $580.3 million at September 30, 2009. The net proceeds from these mortgages were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In total, as of September 30, 2009, the Company had mortgage loans with maturities ranging from 2010 to 2016 that were collateralized by and in some instances cross-collateralized by properties with a net book value of $810.8 million.
Unsecured Notes
During the nine months ended September 30, 2009, the Company repaid $238.6 million of 7.75% senior unsecured notes due April 2009 and $20 million of 8.125% medium term unsecured notes due January 2009.

During the three months ended September 30, 2009, the Company purchased $3.5 million of its 6.625% October 2017 senior unsecured notes. During the nine months ended September 30, 2009, the Company also purchased $3.5 million of its 7.25% March 2011 senior unsecured notes, $4.9 million of its 6.375% August 2012 senior unsecured notes, $11.4 million of its 7.75% April 2009 senior unsecured notes and $6.9 million of its 8.50% August 2010 senior unsecured notes. These notes were purchased at aggregate discounts of $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively. These discounts are included in net income as a debt extinguishment gain.
Credit Facility
The Company has exercised its one year renewal option and the $600 million Credit Facility expires in January 2011.
Note 6: Noncontrolling interests
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments. Pursuant to the Company’s adoption on January 1, 2009 of ASC 810-10, which establishes and expands the accounting and reporting standards of minority interests to be recharacterized as noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary, the Company is presenting its noncontrolling interests as equity for all periods presented in these financial statements.
Common units
The common units outstanding as of September 30, 2009 have the same economic characteristics as common shares of the Trust. The 4,017,354 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 4,017,354 common units based on the closing price of the shares of the Company at September 30, 2009 was $130.7 million.
Preferred units
The Company has outstanding the following cumulative redeemable preferred units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/15/11	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
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

Note 7: Continuous Equity Offering
During the three and nine months ended September 30, 2009, the Company sold common shares pursuant to its continuous offering program described in the Company’s Form 10-K for the year ended December 31, 2008, as amended and updated. In April 2009, the Company’s Board of Trustees approved the expansion of the Company’s continuous offering program. In addition to the original program, the expansion allowed for the sale of an additional $150 million in common shares. During the three and nine months ended September 30, 2009, the Company sold 2.8 million and 12.8 million common shares, respectively, through this program. The net proceeds from the offering of $69.2 million and $283.2 million for the three and nine months ended September 30, 2009, respectively, were used for general corporate purposes, including the funding of maturing senior note obligations.
Note 8: Disclosure of Fair Value of Financial Instruments
Effective April 2009, the Company adopted FASB ASC 825-10, “Financial Instruments” (“ASC 825-10”). ASC 825-10 requires disclosures about fair value of financial instruments in both interim and annual financial statements. ASC 825-10 also requires those disclosures in summarized financial information at interim reporting periods.
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2009 and December 31, 2008. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was less than the aggregate carrying value by approximately $112.5 million and $713.1 million at September 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.
Note 9: Recently Issued Accounting Standards
In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.
Business Combinations
In December 2007, the FASB issued ASC 805 “Business Combinations” (“ASC 805”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The Company adopted the provisions of ASC 805 on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
Earnings Per Share
In June 2008, the FASB issued FASB ASC 260-10 “Earnings Per Share” (“ASC 260-10”). ASC 260-10 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted the provisions of ASC 260-10 on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s calculation of earnings per share.

Note 10: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2009 and 2008 (amounts in thousands):

Non-cash activity	2009	2008
Write-off of fully depreciated property and deferred costs	$56,171	$20,692
Increase in investments in unconsolidated joint ventures	—	(35,172)
Disposition of properties/development in progress	—	173,624
Disposition of deferred leasing/financing costs	—	12,526
Reduction of accounts receivable	—	7,854
Reduction of deferred rent receivable	—	6,580
Reduction of prepaid and other assets	—	38,486
Reduction of credit facility	—	(152,960)
Reduction of other liabilities	—	(50,938)

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$835,075	$801,763
Building and improvements	4,305,128	4,191,361
Less accumulated depreciation	(1,060,885)	(963,043)

Operating real estate	4,079,318	4,030,081

Development in progress	169,926	245,463
Land held for development	219,440	209,551

Net real estate	4,468,684	4,485,095

Cash and cash equivalents	219,402	15,794
Restricted cash	34,273	39,726
Accounts receivable	7,356	12,985
Deferred rent receivable	93,046	83,033
Deferred financing and leasing costs, net of accumulated amortization (2009, $132,099; 2008, $139,078)	133,426	132,627
Investments in unconsolidated joint ventures	255,191	266,602
Assets held for sale	22,520	98,706
Prepaid expenses and other assets	91,988	82,467

Total assets	$5,325,886	$5,217,035

LIABILITIES
Mortgage loans	$462,700	$198,560
Unsecured notes	1,842,882	2,131,607
Credit facility	140,000	260,000
Accounts payable	47,865	32,481
Accrued interest	27,794	36,474
Distributions payable	55,394	48,858
Other liabilities	160,134	182,549

Total liabilities	2,736,769	2,890,529

Limited partners’ equity — preferred units, 9,740,000 preferred units outstanding as of September 30, 2009 and December 31, 2008	287,959	287,959
— common units, 4,017,354 and 4,074,967 common units outstanding as of September 30, 2009 and December 31, 2008, respectively	130,686	117,546

EQUITY
General partner’s equity — common units, 113,850,578 and 100,034,404 units outstanding as of September 30, 2009 and December 31, 2008, respectively	2,169,739	1,919,871
Noncontrolling interest — consolidated joint ventures	733	1,130

Total equity	2,170,472	1,921,001

Total liabilities, limited partners’ equity and equity	$5,325,886	$5,217,035

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2009	September 30, 2008
OPERATING REVENUE
Rental	$130,643	$126,422
Operating expense reimbursement	56,850	56,009

Total operating revenue	187,493	182,431

OPERATING EXPENSE
Rental property	36,224	37,078
Real estate taxes	23,061	21,527
General and administrative	11,248	13,180
Depreciation and amortization	43,268	43,196

Total operating expenses	113,801	114,981

Operating income	73,692	67,450

OTHER INCOME (EXPENSE)
Interest and other income	2,635	3,313
Debt extinguishment gain	455	—
Interest expense	(36,735)	(37,587)

Total other income (expense)	(33,645)	(34,274)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	40,047	33,176
Gain on property dispositions	100	463
Income taxes	(86)	(308)
Equity in earnings of unconsolidated joint ventures	515	470

Income from continuing operations	40,576	33,801

Discontinued operations (including net gain on property dispositions of $5,131 and $10,232 for the three months ended September 30, 2009 and 2008, respectively)	10,168	12,152

Net income	50,744	45,953

Noncontrolling interest — consolidated joint ventures	(23)	(400)
Preferred unit distributions	(5,253)	(5,253)

Income available to common unitholders	$45,468	$40,300

Earnings per common unit
Basic:
Income from continuing operations	$0.30	$0.29
Income from discontinued operations	0.09	0.12

Income per common unit — basic	$0.39	$0.41

Diluted:
Income from continuing operations	$0.30	$0.29
Income from discontinued operations	0.09	0.12

Income per common unit — diluted	$0.39	$0.41

Distributions per common unit	$0.475	$0.625

Weighted average number of common units outstanding
Basic	115,368	97,145
Diluted	115,943	97,559
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2009	September 30, 2008
OPERATING REVENUE
Rental	$388,446	$379,345
Operating expense reimbursement	168,699	167,694

Total operating revenue	557,145	547,039

OPERATING EXPENSE
Rental property	109,903	110,582
Real estate taxes	66,857	64,245
General and administrative	38,470	40,340
Depreciation and amortization	128,140	127,637

Total operating expenses	343,370	342,804

Operating income	213,775	204,235

OTHER INCOME (EXPENSE)
Interest and other income	8,245	9,399
Debt extinguishment gain	1,547	—
Interest expense	(111,464)	(114,559)

Total other income (expense)	(101,672)	(105,160)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	112,103	99,075
(Loss) gain on property dispositions	(2,244)	1,939
Income taxes	(430)	(1,372)
Equity in earnings of unconsolidated joint ventures	2,124	1,857

Income from continuing operations	111,553	101,499

Discontinued operations (including net gain on property dispositions of $9,000 and $13,635 for the nine months ended September 30, 2009 and 2008, respectively)	16,245	19,228

Net income	127,798	120,727

Noncontrolling interest — consolidated joint ventures	397	(298)
Preferred unit distributions	(15,759)	(15,759)

Income available to common unitholders	$112,436	$104,670

Earnings per common unit
Basic:
Income from continuing operations	$0.87	$0.88
Income from discontinued operations	0.15	0.20

Income per common unit — basic	$1.02	$1.08

Diluted:
Income from continuing operations	$0.87	$0.88
Income from discontinued operations	0.15	0.20

Income per common unit — diluted	$1.02	$1.08

Distributions per common unit	$1.425	$1.875

Weighted average number of common units outstanding
Basic	110,007	96,518
Diluted	110,459	96,816
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(UNAUDITED AND IN THOUSANDS)

	General Partner’s	Noncontrolling
	Equity	Interest	Total Equity

Balance at December 31, 2008	$1,919,871	$1,130	$1,921,001
Contributions from partners	304,385	—	304,385
Distributions to partners	(155,065)	—	(155,065)
Foreign currency translation adjustment	6,798	—	6,798
Net income (does not include $19,732 related to limited partners’ equity)	108,463	(397)	108,066
Redemption of noncontrolling interests for common units	(14,713)	—	(14,713)

Balance at September 30, 2009	$2,169,739	$733	$2,170,472

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net income	$127,798	$120,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,745	132,106
Amortization of deferred financing costs	3,685	3,327
Equity in earnings of unconsolidated joint ventures	(2,122)	(1,857)
Distributions from unconsolidated joint ventures	663	700
Gain on property dispositions	(6,757)	(15,574)
Noncash compensation	11,027	7,793
Changes in operating assets and liabilities:
Restricted cash	6,635	(9,755)
Accounts receivable	5,461	(7,763)
Deferred rent receivable	(10,499)	(9,627)
Prepaid expenses and other assets	(9,839)	(28,533)
Accounts payable	15,264	10,512
Accrued interest	(8,680)	(1,662)
Other liabilities	(24,106)	(7,546)

Net cash provided by operating activities	238,275	192,848

INVESTING ACTIVITIES
Investment in properties	(51,111)	(87,245)
Investments in and advances to unconsolidated joint ventures	(4,021)	(5,580)
Distributions from unconsolidated joint ventures	18,549	64,321
Net proceeds from disposition of properties/land	144,431	347,360
Investment in development in progress	(72,776)	(166,718)
Investment in land held for development	(28,074)	(38,370)
Investment in deferred leasing costs	(18,083)	(23,610)

Net cash (used in) provided by investing activities	(11,085)	90,158

FINANCING ACTIVITIES
Repayments of unsecured notes	(288,725)	—
Proceeds from mortgage loans	317,378	—
Repayments of mortgage loans	(53,285)	(37,437)
Proceeds from credit facility	199,150	438,700
Repayments on credit facility	(319,150)	(538,700)
Increase in deferred financing costs	(4,651)	(25)
Capital contributions	293,324	45,690
Distribution to partners	(170,053)	(196,581)

Net cash used in financing activities	(26,012)	(288,353)

Net increase (decrease) in cash and cash equivalents	201,178	(5,347)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,430	(3,364)
Cash and cash equivalents at beginning of period	15,794	37,989

Cash and cash equivalents at end of period	$219,402	$29.278

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at September 30, 2009. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2008, as amended and updated. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Subsequent events have been evaluated through November 6, 2009, the date of issuance of these interim financial statements.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2009			September 30, 2008
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$40,576			$33,801
Add: Noncontrolling interest — consolidated joint ventures	(23)			(400)
Less: Preferred unit distributions	(5,253)			(5,253)

Basic income from continuing operations
Income from continuing operations available to common unitholders	35,300	115,368	$0.30	28,148	97,145	$0.29

Dilutive units for long-term compensation plans	—	575		—	414

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	35,300	115,943	$0.30	28,148	97,559	$0.29

Basic income from discontinued operations
Discontinued operations	10,168	115,368	$0.09	12,152	97,145	$0.12

Dilutive units for long-term compensation plans	—	575		—	414

Diluted income from discontinued operations
Discontinued operations	10,168	115,943	$0.09	12,152	97,559	$0.12

Basic income per common unit
Income available to common unitholders	45,468	115,368	$0.39	40,300	97,145	$0.41

Diluted units for long-term compensation plans	—	575		—	414

Diluted income per common unit
Income available to common unitholders and assumed conversions	$45,468	115,943	$0.39	$40,300	97,559	$0.41

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2008
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$111,553			$101,499
Noncontrolling interest — consolidated joint ventures	397			(298)
Preferred unit distributions	(15,759)			(15,759)

Basic income from continuing operations
Income from continuing operations available to common unitholders	96,191	110,007	$0.87	85,442	96,518	$0.88

Dilutive units for long-term compensation plans	—	452		—	298

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	96,191	110,459	$0.87	85,442	96,816	$0.88

Basic income from discontinued operations
Discontinued operations	16,245	110,007	$0.15	19,228	96,518	$0.20

Dilutive units for long-term compensation plans	—	452		—	298

Diluted income from discontinued operations
Discontinued operations	16,245	110,459	$0.15	19,228	96,816	$0.20

Basic income per common unit
Income available to common unitholders	112,436	110,007	$1.02	104,670	96,518	$1.08

Diluted units for long-term compensation plans	—	452		—	298

Diluted income per common unit
Income available to common unitholders and assumed conversions	$112,436	110,459	$1.02	$104,670	96,816	$1.08

The amount of anti-dilutive options that were excluded from the computation of diluted income per common share for the three months ended September 30, 2009 and 2008 were 2,454,000 and 814,000, respectively, and were 2,661,000 and 874,000 for the nine months ended September 30, 2009 and 2008, respectively.
In the nine months ended September 30, 2009, 187,000 common units were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units. A proportionate amount of gain or loss is allocated to limited partners’ equity — common units. Accumulated other comprehensive income (loss) consists solely of the foreign currency translation adjustments described above. Other comprehensive loss for the three months ended September 30, 2009 was $2.4 million as compared to $11.0 million for the same period in 2008 and other comprehensive income was $7.0 million for the nine months ended September 30, 2009 as compared to a loss of $10.6 million for the same period in 2008. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity — common units.
Noncontrolling Interests
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income attributable to the noncontrolling interest is required to be identified in the consolidated financial statements. The Company adopted ASC 810-10 on January 1, 2009. Along with adopting ASC 810-10, the Company retroactively adopted the measurement principles detailed in ASC 480-10, “Distinguishing Liabilities from Equity.” Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$45,287	$25,258	$7,870	$20,898	$34,738	$46,919	$5,437	$1,086	$187,493
Rental property expenses and real estate taxes	14,457	5,493	3,359	8,405	10,062	15,910	1,382	217	59,285

Property level operating income	$30,830	$19,765	$4,511	$12,493	$24,676	$31,009	$4,055	$869	128,208

Interest and other income									2,635
Debt extinguishment gain									455
Interest expense									(36,735)
General and administrative									(11,248)
Depreciation and amortization									(43,268)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									40,047
Gain on property dispositions									100
Income taxes									(86)
Equity in earnings of unconsolidated joint ventures									515
Discontinued operations									10,168

Net income									$50,744

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$43,328	$23,743	$8,527	$20,834	$35,484	$44,751	$4,736	$1,028	$182,431
Rental property expenses and real estate taxes	14,189	5,792	3,755	7,644	11,053	14,748	1,103	321	58,605

Property level operating income	$29,139	$17,951	$4,772	$13,190	$24,431	$30,003	$3,633	$707	123,826

Interest and other income									3,313
Interest expense									(37,587)
General and administrative									(13,180)
Depreciation and amortization									(43,196)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									33,176
Gain on property dispositions									463
Income taxes									(308)
Equity in earnings of unconsolidated joint ventures									470
Discontinued operations									12,152

Net income									$45,953

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$137,539	$75,103	$23,727	$62,287	$101,913	$138,034	$15,220	$3,322	$557,145
Rental property expenses and real estate taxes	44,260	19,553	9,699	23,663	30,039	45,084	3,755	707	176,760

Property level operating income	$93,279	$55,550	$14,028	$38,624	$71,874	$92,950	$11,465	$2,615	380,385

Interest and other income									8,245
Debt extinguishment gain									1,547
Interest expense									(111,464)
General and administrative									(38,470)
Depreciation and amortization									(128,140)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									112,103
Loss on property dispositions									(2,244)
Income taxes									(430)
Equity in earnings of unconsolidated joint ventures									2,124
Discontinued operations									16,245

Net income									$127,798

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	delphia	Kingdom	Total
Operating revenue	$129,889	$72,719	$24,232	$61,385	$103,880	$126,585	$24,869	$3,480	$547,039
Rental property expenses and real estate taxes	42,119	19,638	9,832	22,706	30,427	42,593	6,573	939	174,827

Property level operating income	$87,770	$53,081	$14,400	$38,679	$73,453	$83,992	$18,296	$2,541	372,212

Interest and other income									9,399
Interest expense									(114,559)
General and administrative									(40,340)
Depreciation and amortization									(127,637)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									99,075
Gain on property dispositions									1,939
Income taxes									(1,372)
Equity in earnings of unconsolidated joint ventures									1,857
Discontinued operations									19,228

Net income									$120,727

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2009 were $61.0 million and $130.5 million, respectively, as compared to $30.7 million and $39.4 million, respectively, for the same periods in 2008.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues	$6,494	$7,802	$14,726	$23,267
Operating expenses	(665)	(2,710)	(3,298)	(8,190)
Interest expense	(354)	(1,418)	(1,908)	(4,234)
Depreciation and amortization	(438)	(1,754)	(2,275)	(5,250)

Income before property dispositions	$5,037	$1,920	$7,245	$5,593

One property totaling 129,000 square feet in the Company’s Northeast segment, one property totaling 221,000 square feet in the Company’s Mid-Atlantic segment, and one property totaling 66,000 square feet in the Company’s South segment are considered to be held for sale as of September 30, 2009. Two held for sale properties were sold subsequent to September 30, 2009 for proceeds of $15.9 million.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment
During the three months ended September 30, 2009, the Company recognized impairments of $4.8 million. No impairments were recognized during the three months ended September 30, 2008. The impairments of $4.8 million were primarily related to a property in the Mid-Atlantic segment, a property in the South segment and a property in the Philadelphia segment. For the three months ended September 30, 2009, $4.5 million of impairments was included in discontinued operations in the Company’s statement of operations. During the nine months ended September 30, 2009, the Company recognized impairments of $9.3 million. No impairments were recognized during the nine months ended September 30, 2008. The impairments of $9.3 million were related to a property in the Northeast segment, two properties in the Midwest segment, a portfolio of properties in the Mid-Atlantic segment, another property in the Mid-Atlantic segment, a property in the South segment, a property in the Philadelphia segment and land in the Northeast segment. For the nine months ended September 30, 2009, $5.9 million of impairments was included in discontinued operations in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. All impairments were recorded in connection with actual or pending sales. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at September 30, 2009.
Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are described in its 2008 Annual Report on Form 10-K, as amended and updated. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2008 or 2009 are as follows:
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was then developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition not been met and the transaction was accounted for as a financing arrangement.
On March 31, 2008, a $324 million, ten year secured permanent financing at a rate of 6.15% for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s credit facility.
On March 31, 2008, all conditions for sale treatment were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction was deferred until the costs of the project could be reasonably estimated. Profit on the sale was recognized in the fourth quarter of 2008.
As of September 30, 2009, the Company had a $3.0 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in unconsolidated joint ventures in the Company’s consolidated balance sheet.
Note 5: Indebtedness
Mortgage Loans
During the three months ended September 30, 2009, the Company did not close on any mortgages. During the nine months ended September 30, 2009, the Company closed on mortgages totaling $317 million bearing interest at a weighted average rate of 7.1%. The mortgages encumber certain of the Company’s operating properties with a net book value of $580.3 million at September 30, 2009. The net proceeds from these mortgages were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In total, as of September 30, 2009, the Company had mortgage loans with maturities ranging from 2010 to 2016 that were collateralized by and in some instances cross-collateralized by properties with a net book value of $810.8 million.
Unsecured Notes
During the nine months ended September 30, 2009, the Company repaid $238.6 million of 7.75% senior unsecured notes due April 2009 and $20 million of 8.125% medium term unsecured notes due January 2009.

During the three months ended September 30, 2009, the Company purchased $3.5 million of its 6.625% October 2017 senior unsecured notes. During the nine months ended September 30, 2009, the Company also purchased $3.5 million of its 7.25% March 2011 senior unsecured notes, $4.9 million of its 6.375% August 2012 senior unsecured notes, $11.4 million of its 7.75% April 2009 senior unsecured notes and $6.9 million of its 8.50% August 2010 senior unsecured notes. These notes were purchased at aggregate discounts of $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively. These discounts are included in net income as a debt extinguishment gain.
Credit Facility
The Company has exercised its one year renewal option and the $600 million Credit Facility expires in January 2011.
Note 6: Limited partners’ equity
Limited partners’ equity in the accompanying financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust.
The following details the change in limited partners’ equity for the nine months ended September 30, 2009.

	Limited	Limited
	partners’ equity	partners’ equity
	– preferred	– common
	units	units

Balance at December 31, 2008	$287,959	$117,546
Net income	15,759	3,973
Distributions	(15,759)	(5,798)
Foreign currency translation adjustment	—	252
Redemption of noncontrolling interests for common units	—	14,713

Balance at September 30, 2009	$287,959	$130,686

Common units
The limited partners’ equity — common units (“common units”) outstanding as of September 30, 2009 have the same economic characteristics as common shares of the Trust. The 4,017,354 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 4,017,354 common units based on the closing price of the shares of the Company at September 30, 2009 was $130.7 million.

Preferred units
The Company has outstanding the following cumulative redeemable preferred units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/15/11	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
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
Note 7: Continuous Equity Offering
During the three and nine months ended September 30, 2009, the Trust sold common shares pursuant to its continuous offering program described in the Company’s Form 10-K for the year ended December 31, 2008, as amended and updated. In April 2009, the Company’s Board of Trustees approved the expansion of the Trust’s continuous offering program. In addition to the original program, the expansion allowed for the sale of an additional $150 million in common shares. During the three and nine months ended September 30, 2009, the Trust sold 2.8 million and 12.8 million common shares, respectively, through this program. The net proceeds from the offering of $69.2 million and $283.2 million for the three and nine months ended September 30, 2009, respectively, were used for general corporate purposes, including the funding of maturing senior note obligations.
Note 8: Disclosure of Fair Value of Financial Instruments
Effective April 2009, the Company adopted FASB ASC 825-10, “Financial Instruments” (“ASC 825-10”). ASC 825-10 requires disclosures about fair value of financial instruments in both interim and annual financial statements. ASC 825-10 also requires those disclosures in summarized financial information at interim reporting periods.
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2009 and December 31, 2008. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was less than the aggregate carrying value by approximately $112.5 million and $713.1 million at September 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.
Note 9: Recently Issued Accounting Standards
In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.
Business Combinations
In December 2007, the FASB issued ASC 805 “Business Combinations” (“ASC 805”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The Company adopted the provisions of ASC 805 on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
Earnings Per Share
In June 2008, the FASB issued FASB ASC 260-10 “Earnings Per Share” (“ASC 260-10”). ASC 260-10 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted the provisions of ASC 260-10 on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s calculation of earnings per share.
Note 10: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2009 and 2008 (amounts in thousands):

Non-cash activity	2009	2008
Write-off of fully depreciated property and deferred costs	$56,171	$20,692
Increase in investments in unconsolidated joint ventures	—	(35,172)
Disposition of properties/development in progress	—	173,624
Disposition of deferred leasing/financing costs	—	12,526
Reduction of accounts receivable	—	7,854
Reduction of deferred rent receivable	—	6,580
Reduction of prepaid and other assets	—	38,486
Reduction of credit facility	—	(152,960)
Reduction of other liabilities	—	(50,938)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As of September 30, 2009, the Company owned and operated 350 industrial and 293 office properties (the “Wholly Owned Properties in Operation”) totaling 63.8 million square feet. In addition, as of September 30, 2009, the Company owned seven properties under development, which are expected to comprise 1.5 million square feet when completed (the “Wholly Owned Properties under Development”), and 1,365 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2009, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 13.6 million square feet (the “JV Properties in Operation” and, collectively with the Wholly Owned Properties in Operation, the “Properties in Operation”), and three properties under development, which are expected to comprise 0.9 million square feet when completed (the “JV Properties under Development” and, collectively with the Wholly Owned Properties under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 630 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs, though the current economic environment and weak real estate fundamentals have pressured occupancy and created a declining rental rate environment. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. As a general matter, the Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also has historically acquired properties that it believes will create long-term value, and disposed of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. Current market conditions are not favorable for acquisitions, dispositions or development. The Company’s potential for growth in operating income from acquisitions and development has been and is anticipated to continue to be limited in 2009 and 2010.
Current conditions in the global credit markets and declines and weakness in the general economy have negatively impacted the Company’s business. Although the credit markets have shown improvement recently, conditions in the credit markets, and in particular the unsecured credit markets that the Company had frequently accessed for financing, remain less favorable than they had been prior to the credit crisis. During the year the Company addressed some of its financing needs through secured debt and equity sales. Additionally, uncertainty about the pricing of commercial real estate and the absence of available financing to facilitate transactions has dramatically reduced the Company’s ability to rely on the proceeds from the sale of real estate to provide proceeds to fund investment opportunities.
Consistent with the dramatic slowdown in the United States and world economies, rental demand for the Properties in Operation declined for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Despite this trend, the Company successfully leased 3.3 million square feet during the three months ended September 30, 2009 and attained occupancy of 89.4% for the Wholly Owned Properties in Operation and 88.8% for the JV Properties in Operation for a combined occupancy of 89.3% for the Properties in Operation, all as of that date. At December 31, 2008, occupancy for the Wholly Owned Properties in Operation was 91.1% and for the JV Properties in Operation was 92.2% for a combined occupancy for the Properties in Operation of 91.3%.
GUIDANCE
The Company’s guidance for the balance of 2009 and 2010 is based on assumptions about the economy and the weak real estate market fundamentals. The Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2010 compared to 2009. Furthermore, the Company believes that straight line rents on renewal and replacement leases for the balance of 2009 and for 2010 will on average be 10% to 15% lower than rents on expiring leases.

The Company’s guidance for its 2009 and 2010 capital activity is as follows:

Category	2009 Guidance	2009 Revised Guidance	2010 Guidance
Wholly Owned Acquisitions	$—	$—	$25 - $75 million
Wholly Owned Dispositions	$125 - $200 million	$175 million	$75 - $150 million
Wholly Owned Development Deliveries	$250 - $350 million	$300 million	$75 - $100 million
Joint Venture Acquisitions	$50 - $100 million	$—	$—
Joint Venture Dispositions	$—	$—	$—
Joint Venture Development Deliveries	$0 - $50 million	$35 million	$125 - $175 million
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the nine months ended September 30, 2009, conditions for the acquisition of properties were unsettled primarily because of adverse events in the credit markets. The Company did not acquire any operating properties during the nine months ended September 30, 2009.
Dispositions
During the nine months ended September 30, 2009, market conditions for dispositions were unsettled, which the Company again attributes to adverse conditions in the credit markets. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended September 30, 2009, the Company realized proceeds of $63.1 million from the sale of six operating properties representing 982,000 square feet and 3.0 acres of land. During the nine months ended September 30, 2009, the Company realized proceeds of $143.4 million from the sale of 22 operating properties representing 1.7 million square feet and 3.3 acres of land.
Development
During the three months ended September 30, 2009, the Company brought into service seven Wholly Owned Properties under Development representing 0.5 million square feet and a Total Investment, as defined below, of $89.2 million, and did not initiate any development. During the nine months ended September 30, 2009, the Company brought into service 11 Wholly Owned Properties under Development representing 1.7 million square feet and a Total Investment of $178.5 million, and initiated $12.3 million in real estate development. As of September 30, 2009, the projected Total Investment of the Wholly Owned Properties under Development was $205.5 million.
Although the Company continues to pursue development opportunities, current market conditions are not generally favorable for development, and the Company currently anticipates a modest amount of development starts in the balance of 2009 and 2010. Furthermore, any development starts will be substantially pre-leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the three and nine months ended September 30, 2009, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
Dispositions
During the three and nine months ended September 30, 2009, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties.
Development
During the three and nine months ended September 30, 2009, an unconsolidated joint venture in which the Company held an interest brought into service one property representing 500,000 square feet and a Total Investment of $24.0 million. As of September 30, 2009, the projected Total Investment of JV Properties under Development was $166.9 million.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of September 30, 2009 and 2008 was as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.37	$4.51	30,961	29,809	88.8%	90.9%
Industrial-Flex	$9.08	$9.21	11,403	11,520	89.2%	89.4%
Office	$14.40	$14.17	21,427	21,548	90.5%	93.2%

	$8.62	$8.73	63,791	62,877	89.4%	91.4%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Joint Venture Properties in Operation:
Industrial-Distribution	$4.28	$4.03	8,816	8,316	87.7%	97.0%
Industrial-Flex	$24.41	$30.47	171	171	93.6%	89.5%
Office	$24.72	$24.68	4,575	4,581	90.8%	90.8%

	$11.60	$11.30	13,562	13,068	88.8%	94.7%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Properties in Operation:
Industrial-Distribution	$4.35	$4.40	39,777	38,125	88.5%	92.2%
Industrial-Flex	$9.32	$9.52	11,574	11,691	89.2%	89.4%
Office	$16.22	$15.98	26,002	26,129	90.6%	92.8%

	$9.14	$9.18	77,353	75,945	89.3%	92.0%

Geographic segment data for the three and nine months ended September 30, 2009 and 2008 are included in Note 2 to the Company’s financial statements.
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

Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended and updated, for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended September 30, 2009, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2009 with the results of operations of the Company for the three and nine months ended September 30, 2008. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2009 and 2008, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2009 to Three and Nine Months Ended September 30, 2008
Overview
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2009 increased to $5,102.7 million from $4,811.4 million for the three months ended September 30, 2008. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, real estate taxes and depreciation and amortization expense. Rental property expenses decreased primarily due to a tenant bankruptcy settlement. For the nine months ended September 30, 2009, the Company’s average gross investment in real estate owned increased to $5,034.3 million from $4,931.0 million for the nine months ended September 30, 2008. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, real estate taxes, and depreciation and amortization expense. Rental property expenses decreased primarily due to a tenant bankruptcy settlement.
Total operating revenue increased to $187.5 million for the three months ended September 30, 2009 from $182.4 million for the three months ended September 30, 2008 and increased to $557.1 million for the nine months ended September 30, 2009 from $547.0 million for the nine months ended September 30, 2008. The $5.1 million increase during the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below, and an increase in “Termination Fees,” which totaled $1.6 million for the three months ended September 30, 2009 as compared to $1.2 million for the same period in 2008. The $10.1 million increase during the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. These increases were offset by a decrease in “Termination Fees” which totaled $2.7 million for the nine months ended September 30, 2009 as compared to $3.1 million for the same period in 2008. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees, as described above, are included in rental revenue.

Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended		Percentage		Nine months Ended		Percentage
	September 30,		Increase		September 30,		Increase
	2009	2008	(Decrease)		2009	2008	(Decrease)
Northeast
— Southeastern PA	$30,830	$29,139	5.8%	(1)	$93,279	$87,770	6.3% (1)
— Lehigh/Central PA	19,765	17,951	10.1%	(2)	55,550	53,081	4.7%
— New Jersey	4,511	4,772	(5.5%)	(3)	14,028	14,400	(2.6%)
Midwest	12,493	13,190	(5.3%)	(3)	38,624	38,679	(0.1%)
Mid-Atlantic	24,676	24,431	1.0%		71,874	73,453	(2.1%)
South	31,009	30,003	3.4%		92,950	83,992	10.7% (1)
Philadelphia	4,055	3,633	11.6%	(4)	11,465	18,296	(37.3%) (5)
United Kingdom	869	707	22.9%		2,615	2,541	2.9%

Total property level operating income	$128,208	$123,826	3.5%		$380,385	$372,212	2.2%

(1)	The change was primarily due to an increase in average gross investment in operating real estate, an increase in occupancy and an increase in rental rates.

(2)	The change was primarily due to an increase in average gross investment in operating real estate and an increase in occupancy. This increase was partially offset by a decrease in rental rates in 2009.

(3)	The change was primarily due to a decrease in occupancy and a decrease in rental rates. This decrease was partially offset by an increase in average gross investment in operating real estate in 2009.

(4)	The change was primarily due to an increase in average gross investment in operating real estate and an increase in rental rates. This increase was partially offset by a decrease in occupancy in 2009.

(5)
The change was primarily due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1,250,000 square foot development property until March 30, 2008 when it was sold into an unconsolidated joint venture.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $122.2 million for the three months ended September 30, 2009 from $119.8 million for the three months ended September 30, 2008, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $118.3 million for the three months ended September 30, 2009 from $117.8 million for the three months ended September 30, 2008 on a cash basis. These increases of 2.0% and 0.4%, respectively, are primarily due to a tenant bankruptcy settlement.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $364.9 million for the nine months ended September 30, 2009 from $358.7 million for the nine months ended September 30, 2008, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $354.0 million for the nine months ended September 30, 2009 from $350.9 million for the nine months ended September 30, 2008 on a cash basis. These increases of 1.7% and 0.9%, respectively, are primarily due to increased occupancy in the Same Store office portfolio and a tenant bankruptcy settlement.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 617 properties totaling approximately 59.0 million square feet owned on January 1, 2008, excluding properties sold through September 30, 2009.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2009 and 2008. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Same Store:
Rental revenue	$123,605	$122,519	$371,430	$366,215
Operating expenses:
Rental property expense	35,567	37,755	109,273	110,909
Real estate taxes	20,898	20,384	62,089	61,317
Operating expense recovery	(55,038)	(55,397)	(164,834)	(164,722)

Unrecovered operating expenses	1,427	2,742	6,528	7,504

Property level operating income	122,178	119,777	364,902	358,711
Less straight line rent	3,840	1,948	10,859	7,827

Cash basis property level operating income	$118,338	$117,829	$354,043	$350,884

Reconciliation of non-GAAP financial measure — Same Store:
Cash basis property level operating income	$118,338	$117,829	$354,043	$350,884
Straight line rent	3,840	1,948	10,859	7,827

Property level operating income	122,178	119,777	364,902	358,711
Property level operating income — properties purchased or developed subsequent to January 1, 2008	4,902	3,479	14,403	12,340
Less: Property level operating income — properties held for sale at September 30, 2009	(470)	(652)	(1,643)	(1,973)
Termination fees	1,598	1,222	2,723	3,134
General and administrative expense	(11,248)	(13,180)	(38,470)	(40,340)
Depreciation and amortization expense	(43,268)	(43,196)	(128,140)	(127,637)
Other income (expense)	(33,645)	(34,274)	(101,672)	(105,160)
Gain (loss) on property dispositions	100	463	(2,244)	1,939
Income taxes	(86)	(308)	(430)	(1,372)
Equity in earnings of unconsolidated joint ventures	515	470	2,124	1,857
Discontinued operations	10,168	12,152	16,245	19,228

Net income	$50,744	$45,953	$127,798	$120,727

General and Administrative
General and administrative expenses decreased to $11.2 million for the three months ended September 30, 2009 compared to $13.2 million for the three months ended September 30, 2008. The decrease was primarily due to decreases in compensation expenses. General and administrative expenses decreased to $38.5 million for the nine months ended September 30, 2009 compared to $40.3 million for the nine months ended September 30, 2008 as decreases in compensation expenses were partially offset by an increase due to accelerated vesting of long term incentive compensation due to the years of service and age of certain employees.
Depreciation and Amortization
Depreciation and amortization increased to $43.3 million for the three months ended September 30, 2009 from $43.2 million for the three months ended September 30, 2008 and $128.1 million for the nine months ended September 30, 2009 from $127.6 million for the nine months ended September 30, 2008. The increases were primarily due to the increased investment in operating real estate.
Interest Expense
Interest expense decreased to $36.7 million for the three months ended September 30, 2009 from $37.6 million for the three months ended September 30, 2008. This decrease was related to an decrease in the average debt outstanding to $2,451.9 million for the three months ended September 30, 2009 from $2,734.0 million for the three months ended September 30, 2008. The effect of the decrease in the average debt outstanding was partially offset by a decrease in interest capitalized due to the decrease in development activity. The weighted average interest rate remained unchanged at 6.1%. Interest expense decreased to $111.5 million for the nine months ended September 30, 2009 from $114.6 million for the nine months ended September 30, 2008. This decrease was related to a decrease in the average debt outstanding, which was $2,515.5 million for the nine months ended September 30, 2009, compared to $2,894.8 million for the nine months ended September 30, 2008. The effect of the decrease in the average debt outstanding was partially offset by a decrease in interest capitalized due to the decrease in development activity. The weighted average interest rate remained unchanged at 6.2%.

Interest expense allocated to discontinued operations for the three months ended September 30, 2009 and 2008 was $0.4 million and $1.4 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $1.9 million and $4.2 million, respectively. These decreases were due to the decrease in the level of dispositions in 2009 compared to 2008.
Other
Gain (loss) on property dispositions decreased to a gain of $0.1 million for the three months ended September 30, 2009 from a gain of $0.5 million for the three months ended September 30, 2008 and to a loss of $2.2 million for the nine months ended September 30, 2009 from a gain of $1.9 million for the nine months ended September 30, 2008. The decreases for the three-month and nine-month periods were primarily due to impairments recognized on certain of the Company’s properties in 2009 in connection with sales activities.
During the three months ended September 30, 2009, the Company purchased $3.5 million principal amount of its 6.625% October 2017 senior unsecured notes. These notes were purchased at a $0.5 million discount. During the nine months ended September 30, 2009, the Company purchased $6.9 million principal amount of its 8.50% August 2010 senior unsecured notes, $3.5 million principal amount of its 7.25% March 2011 senior unsecured notes, $4.9 million principal amount of its 6.375% August 2012 senior unsecured notes and $3.5 million principal amount of its 6.625% October 2017 senior unsecured notes. These notes were purchased at a $1.5 million aggregate discount. These discounts are included in net income as a debt extinguishment gain.
Income from discontinued operations decreased to $10.2 million for the three months ended September 30, 2009 from $12.2 million for the three months ended September 30, 2008 and decreased to $16.2 million for the nine months ended September 30, 2009 from $19.2 million for the nine months ended September 30, 2008. These decreases were due to a decrease in gains recognized on sales which were $5.1 million and $9.0 million for the three and nine months ended September 30, 2009, respectively, compared to $10.2 million and $13.6 million for the three and nine months ended September 30, 2008, respectively. The decreases in gains recognized on sales were partially offset by an increase in termination fees in discontinued operations, which totaled $4.6 million and $4.8 million for the three and nine months ended September 30, 2009, respectively, versus $27,000 and $58,000 for the three and nine months ended September 30, 2008, respectively.
As a result of the foregoing, the Company’s net income increased to $50.7 million for the three months ended September 30, 2009 from $46.0 million for the three months ended September 30, 2008 and increased to $127.8 million for the nine months ended September 30, 2009 from $120.7 million for the nine months ended September 30, 2008.
Liquidity and Capital Resources
Overview
The Company has historically accessed capital primarily from the public unsecured debt markets. The uncertainty in the global credit market has negatively affected this market for 2009. As a result, although the unsecured debt market may be available to the Company, the Company accessed other capital sources to meet its maturing debt obligations and to complete its development pipeline in 2009. The Company believes that it has a significant amount of borrowing capacity available to it from its real estate assets which are generally unsecured. The Company believes that additional capital sources include sources such as proceeds to be realized from the sale of real estate assets. Finally, the Company has accessed the equity markets through the sale of common shares under its continuous equity offering program. The $300 million program was fully sold as of August 5, 2009. The Company paid UBS Securities LLC, its agent under this program, an aggregate of $1.4 million in fees with respect to the common shares sold through this program during the three months ended September 30, 2009. During the nine months ended September 30, 2009, the Company raised $317.4 million from secured mortgage financings, it realized $144.4 million in proceeds from the sale of real estate and it raised net proceeds of $293.3 million from the sale of common shares, which were primarily from the continuous equity program.
Activity
As of September 30, 2009, the Company had cash and cash equivalents of $253.7 million, including $34.3 million in restricted cash.

Net cash flow provided by operating activities increased to $238.3 million for the nine months ended September 30, 2009 from $192.8 million for the nine months ended September 30, 2008. This $45.5 million increase was primarily due to a change in operating activities, restricted cash and prepaid and other assets during the respective periods. The change in operating activities is due to an increase in same store performance as well as an increase in termination fees. The change in restricted cash is due to the release of restriction of funds in the United Kingdom for the payment of infrastructure costs. There has been no similar activity during 2009. The change in prepaid and other assets is due to the goodwill recorded in 2008. There has been no similar activity in 2009. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. In the fourth quarter of 2008, the Company reduced its quarterly dividend to $0.475 per share from $0.625 per share.
Net cash used in investing activities was $11.1 million for the nine months ended September 30, 2009 compared to net cash provided of $90.2 million for the nine months ended September 30, 2008. This $101.3 million decrease primarily resulted from a decrease in net proceeds from the disposition of properties/land and a decrease in investment in properties. These decreases were offset by a reduction in investment in development in progress and a decrease in distributions from unconsolidated joint ventures. Net cash from the disposition of properties for the nine months ended September 30, 2008 was provided primarily through the sale of Comcast Center to an unconsolidated joint venture. The joint venture obtained the funds to purchase the property through the funding of a $324 million permanent financing. See Note 4 to the Company’s financial statements. The decrease in distributions from unconsolidated joint ventures is due to the repayment of a note receivable from a joint venture during 2008. There has been no similar repayment in 2009. The decrease in investment in properties is due to two factors. During 2008, the Company purchased one property for approximately $17.0 million and during 2009 the Company spent less cash on tenant improvement and building improvement expenditures.
Net cash used in financing activities was $26.0 million for the nine months ended September 30, 2009 compared to $288.4 million for the nine months ended September 30, 2008. This $262.4 million decrease was primarily due to the net proceeds from the issuance of shares pursuant to the Company’s continuous equity offering program. See Note 7 to the Company’s financial statements. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended September 30, 2009, a portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. The Company has exercised its one year renewal option and the Credit Facility now expires in January 2011.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At September 30, 2009, the Company hadn’t drawn any of a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2009 the Company’s debt to gross assets ratio was 38.3%, and for the nine months ended September 30, 2009, the fixed charge coverage ratio was 2.7x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.

As of September 30, 2009, $462.7 million in mortgage loans and $1,842.9 million in unsecured notes were outstanding with a weighted average interest rate of 6.46%. The interest rates on $2,155.0 million of mortgage loans and unsecured notes are fixed and range from 5.00% to 8.75%. For $150.6 million of mortgage loans, the interest rate floats at a spread to LIBOR. The interest rate on these loans at September 30, 2009 was 6.93%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.9 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of September 30, 2009 are as follows (in thousands, except percentages):

	MORTGAGES							WEIGHTED
	PRINCIPAL	PRINCIPAL		UNSECURED	CREDIT			AVERAGE
	AMORTIZATION	MATURITIES		NOTES	FACILITY		TOTAL	INTEREST RATE
2009 (3 months)	$1,552	$—		$—	$—		$1,552	6.46%
2010	6,423	4,736		169,739	140,000	(1)	320,898	4.70%
2011	6,644	10,741		246,500	—		263,885	7.25%
2012	4,620	177,630	(2)	230,100	—		412,350	6.64%
2013	3,858	4,510		—	—		8,368	5.79%
2014	4,352	2,684		200,000	—		207,036	5.67%
2015	3,932	44,469		300,000	—		348,401	5.25%
2016	2,461	182,318		300,000	—		484,779	6.11%
2017	1,770	—		296,543	—		298,313	6.62%
2018 & thereafter	—	—		100,000	—		100,000	7.50%

	$35,612	$427,088		$1,842,882	$140,000		$2,445,582	6.15%

(1)	The Company has exercised its one year renewal option and the Credit Facility now expires in January 2011.

(2)	There are two one — year extensions for $147,737 of mortgages.
General
The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs, though the current economic environment and weak real estate fundamentals have pressured occupancy and created a declining rental rate environment.

The expiring square feet and annual net rent by year for the Properties in Operation as of September 30, 2009 are as follows (in thousands):
Wholly Owned Properties in Operation:

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2009 (3 months)	1,189	$4,926	335	$2,238	544	$6,570	2,068	$13,734
2010	3,138	14,338	1,818	16,676	2,691	37,501	7,647	68,515
2011	2,827	13,165	1,314	12,333	2,128	31,244	6,269	56,742
2012	4,845	23,231	1,531	14,815	2,267	38,410	8,643	76,456
2013	2,069	10,402	1,520	15,430	2,441	40,002	6,030	65,834
2014	2,638	13,541	912	9,882	2,738	42,563	6,288	65,986
Thereafter	10,774	59,768	2,737	32,578	6,590	118,882	20,101	211,228

TOTAL	27,480	$139,371	10,167	$103,952	19,399	$315,172	57,046	$558,495

Joint Venture Properties in Operation:

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2009 (3 months)	347	$1,271	—	$—	132	$2,904	479	$4,175
2010	1,241	4,953	24	715	375	8,405	1,640	14,073
2011	1,282	5,017	11	301	426	10,629	1,719	15,947
2012	373	1,788	63	1,707	179	4,527	615	8,022
2013	303	1,392	—	—	259	6,001	562	7,393
2014	1,103	5,087	25	721	382	10,299	1,510	16,107
Thereafter	3,081	16,912	36	1,019	2,399	78,519	5,516	96,450

TOTAL	7,730	$36,420	159	$4,463	4,152	$121,284	12,041	$162,167

Properties in Operation:

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2009 (3 months)	1,536	$6,197	335	$2,238	676	$9,474	2,547	$17,909
2010	4,379	19,291	1,842	17,391	3,066	45,906	9,287	82,588
2011	4,109	18,182	1,325	12,634	2,554	41,873	7,988	72,689
2012	5,218	25,019	1,594	16,522	2,446	42,937	9,258	84,478
2013	2,372	11,794	1,520	15,430	2,700	46,003	6,592	73,227
2014	3,741	18,628	937	10,603	3,120	52,862	7,798	82,093
Thereafter	13,855	76,680	2,773	33,597	8,989	197,401	25,617	307,678

TOTAL	35,210	$175,791	10,326	$108,415	23,551	$436,456	69,087	$720,662

The scheduled deliveries of the 2.4 million square feet of Properties under Development as of September 30, 2009 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
Wholly Owned Properties under Development
4th Quarter 2009	961,100	—	176,494	1,137,594	96.3%	$122,399
2nd Quarter 2010	—	—	170,261	170,261	93.5%	36,887
4th Quarter 2010	—	—	211,236	211,236	50.8%	46,187

TOTAL	961,100	—	557,991	1,519,091	89.7%	$205,473

Joint Venture Properties under Development
4th Quarter 2009	225,000	—	—	225,000	40.7%	$12,030
2nd Quarter 2010	463,636	—	—	463,636	—	25,085
3rd Quarter 2010	—	—	176,058	176,058	29.3%	129,815

TOTAL	688,636	—	176,058	864,694	16.6%	$166,930

Total Properties under Development
TOTAL	1,649,736	—	734,049	2,383,785	63.1%	$372,403

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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Reconciliation of net income to FFO — basic

Net Income available to common shareholders	$43,903	$38,554	$108,463	$100,144

Basic — Income available to common shareholders	43,903	38,554	108,463	100,144

Basic — income available to common shareholders per weighted average share	$0.39	$0.41	$1.02	$1.08

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,991	4,331	12,113	12,208
Depreciation and amortization	43,041	44,173	128,427	130,803
Gain on property dispositions	(9,442)	(10,542)	(14,817)	(14,674)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,293)	(1,629)	(4,497)	(5,538)

Funds from operations available to common shareholders — basic	$80,200	$74,887	$229,689	$222,943

Basic Funds from operations available to common shareholders per weighted average share	$0.72	$0.81	$2.17	$2.41

Reconciliation of net income to FFO — diluted:

Net Income	$43,903	$38,554	$108,463	$100,144

Diluted — income available to common shareholders	43,903	38,554	108,463	100,144
Diluted — income available to common shareholders per weighted average share	$0.39	$0.41	$1.02	$1.08

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,991	4,331	12,113	12,208
Depreciation and amortization	43,041	44,173	128,427	130,803
Gain on property dispositions	(9,442)	(10,542)	(14,817)	(14,674)
Noncontrolling interest less preferred share distributions	1,565	1,746	3,974	4,526

Funds from operations available to common shareholders — diluted	$83,058	$78,262	$238,160	$233,007

Diluted Funds from operations available to common shareholders per weighted average share	$0.72	$0.80	$2.16	$2.41

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	111,351	92,955	105,989	92,328
Dilutive shares for long term compensation plans	575	414	452	298

Diluted shares for net income calculations	111,926	93,369	106,441	92,626
Weighted average common units	4,017	4,190	4,018	4,190

Diluted shares for Funds from operations calculations	115,943	97,559	110,459	96,816

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2008, as amended and updated.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As noted in prior filings, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation (the “Grigg Parties”) in the United States District Court (“the Court”) for the District of Columbia. The Grigg Parties filed motions to dismiss this lawsuit. On March 31, 2008, the Court granted the motion to dismiss. The Company appealed the Court’s decision to the appropriate appellate court (the “Appellate Court”). On August 21, 2009, the Appellate Court issued its opinion reversing the Court and returning the case to the Court for further proceedings. The Grigg Parties have filed with the Appellate Court a motion for Rehearing En Banc. The Appellate Court has that motion under consideration.
On December 12, 2008, 25 Mass filed a complaint in the Superior Court for the District of Columbia, alleging that 25 Mass had entered a purchase and sale agreement with a third party for the sale of Republic Square I, and that Republic’s lawsuit and its Lis Pendens, described in previous filings, prevented a closing by which Republic Square I could be sold under the terms of that purchase and sale agreement. The December 12, 2008 lawsuit alleged that by so doing, Republic committed tortuous interference with contract, tortuous interference with prospective contractual relations, malicious prosecution, abuse of process and a violation of the Washington D.C. Lis Pendens statute. The filed complaint seeks “no less than $85 million” in compensatory damages, and “no less than $85 million” in punitive damages, and attorneys’ fees for an improperly filed Lis Pendens under Washington D.C. Code § 42-1207(d). In April 2009, following the decision of the Supreme Court of the State of Delaware to dismiss the claims of 25 Mass in the previously described Delaware Court of Chancery matter, 25 Mass voluntarily dismissed with prejudice all of its claims in this matter with the exception of its claim based on a claim of malicious prosecution. We believe that this claim is without merit and intend to defend vigorously against this litigation. We have filed a Motion to Dismiss the remaining claim. Arguments on the motion are scheduled for November 2009.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2008, as amended and updated.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

12.1	*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	November 6, 2009 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	November 6, 2009 Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	November 6, 2009 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	November 6, 2009 Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)