Form 10-K
period 2009-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2010-02-26
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $2.5 billion, based upon the closing price of $23.04 on the New York Stock Exchange composite tape on June 30, 2009. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an “affiliate” for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 23, 2010: 112,770,821
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2010 are incorporated by reference into Part III of this Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions and dispositions (including related pro forma financial information), future capital expenditures, financing sources and availability, litigation and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the current credit crisis and economic decline, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a real estate investment trust (“REIT”) and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation, including without limitation litigation involving entities that we have acquired or may acquire, and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”), which was founded in 1972. As of December 31, 2009, the Company owned and operated 349 industrial and 290 office properties (the “Wholly Owned Properties in Operation”) totaling 64.4 million square feet. In addition, as of December 31, 2009, the Company owned three properties under development, which when completed are expected to comprise 381,000 square feet (the “Wholly Owned Properties under Development”), and 1,355 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2009, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 13.8 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), two properties under development, which when completed are expected to comprise 600,000 square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development,” which in turn are referred to, together with the Properties in Operation, as the “Properties”) and 630 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company’s office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. In addition, the Company, individually or through joint ventures, owns urban office properties in Philadelphia and Washington, D.C. The Company’s strategy with respect to product and market selection is expected generally to favor metro-office, multi-tenant industrial and flex properties and markets with strong demographic and economic fundamentals.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at December 31, 2009. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). As of December 31, 2009, the Common Units held by the limited partners were exchangeable for 4.0 million Common Shares. The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust. The ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as a component of total equity as “non-controlling interest — operating partnership.”
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
Management and Employees
The Company’s 469 employees (as of February 24, 2010) operate under the direction of 19 senior executives, who have been affiliated with the Company and the Predecessor for 18 years, on average. The Company and the Predecessor have developed and managed commercial real estate for the past 37 years. The Company maintains an in-house leasing and property management staff which enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities.
Segments and Markets
At December 31, 2009, the Company’s reportable segments were based on the Company’s method of internal reporting and are as follows:

Reportable Segments	Markets

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia/D.C.	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
Business Objective and Strategies for Growth
The Company’s business objective is to maximize long-term profitability for its shareholders by being a recognized leader in commercial real estate through the ownership, management, development and acquisition of superior office and industrial properties. The Company intends to achieve this objective through offering office and industrial properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive tenant experience. The Company seeks to be an industry leader in sustainable development and to operate an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and flex/R&D; and office properties, including single-story office and multi-story office). The Company’s strategy with respect to product and market selection is expected generally to favor metro-office, multi-tenant industrial and flex properties with strong demographic and economic fundamentals. However, consistent with the Company’s strategy and market opportunities, the Company may pursue office and industrial products other than those noted above.
Markets
The Company operates primarily in the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company’s goal is to operate in each of its markets with an appropriate product mix of office and industrial properties. In some markets it may offer only one of its product types. Generally, the Company seeks to have a presence in each market sufficient for the Company to be viewed as a significant participant in that market. The Company’s efforts emphasize business park development and asset aggregation. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of markets and market conditions.

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
Customer Service
The Company seeks to achieve high tenant retention through a comprehensive customer service program, which is designed to provide an exceptional and positive tenant experience. The customer service program establishes best practices and provides an appropriate customer feedback process. The Company believes that the program has been helpful in increasing tenant satisfaction.
Energy Efficiency Initiatives
The Company is committed to improving the energy efficiency of the existing buildings in its portfolio and has made a substantial effort to design environmentally friendly features in the buildings it develops.
The Company has been an active participant in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program. The LEED program, which was created to recognize environmental leadership in the building industry, establishes a voluntary, consensus-based national standard for developing high-performance, sustainable buildings. The Company has over seven million square feet of LEED projects completed in 41 buildings, including the 1.25 million square foot Comcast Center, located in Philadelphia, Pennsylvania. The Company believes that green building techniques can result in positive environmental results and significant economic returns to tenants in terms of savings in operating costs and improved employee performance.
The Company has also taken significant steps to measure the energy efficiency of the existing buildings in the portfolio and to move forward with efforts to improve the energy efficiency of these buildings. These efforts have included, in various cases: (1) conducting energy audits; (2) performing lighting retrofits and installing lighting controls; (3) installing building automation systems; (4) installing improvements designed to increase energy efficiency; and (5) establishing and implementing a green property management guide and green training program.
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

Wholly Owned Properties
Development
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. When the Company’s marketing efforts identify opportunities, the Company will consider pursuing opportunities outside of the Company’s established markets. The Company and its Predecessor have developed over 62 million square feet of commercial real estate during the past 37 years. The Company’s development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction. Since current market conditions are not generally favorable for speculative development, the Company anticipates that any development starts for 2010 will be substantially pre-leased.
During the year ended December 31, 2009, the Company completed two build-to-suit projects and 13 inventory projects totaling 2.9 million square feet and representing an aggregate Total Investment, as defined below, of $299.9 million. As of December 31, 2009, these completed development properties were 73.2% leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
As of December 31, 2009, the Company had three Wholly Owned Properties under Development, which are expected to comprise, upon completion, 381,000 square feet and are expected to represent a Total Investment of $83.4 million. These Wholly Owned Properties under Development were 72.7% pre-leased as of December 31, 2009. The scheduled deliveries of the 381,000 square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	Square Feet				Percent Leased	Total
Scheduled In-Service Date	Ind-Dist.	Ind-Flex	Office	Total	December 31, 2009	Investment

2nd Quarter 2010	—	—	95	95	100.0%	$24,842

3rd Quarter 2010	—	—	75	75	100.0%	12,341

4th Quarter 2010	—	—	211	211	50.8%	46,199

Total	—	—	381	381	72.7%	$83,382

The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2009, the Company owned 1,355 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, 13.6 million square feet of property. The Company’s investment in land held for development as of December 31, 2009 was $218.6 million.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent for 2.0 million square feet of commercial space and 2,750 homes, of which approximately 825,000 square feet of commercial space and 2,300 homes have now been completed.
Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 55 acres of land located at the Navy Yard in Philadelphia. The Company estimates that this 55 acres would support, as and when developed, 1.0 million square feet of property.

Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties that management believes will create shareholder value over the long-term.
During the year ended December 31, 2009, the Company did not acquire any properties.
The Company disposes of properties and land held for development that no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December
31, 2009, the Company sold 29 operating properties, which contained 2.3 million square feet and 15 acres of land, for aggregate proceeds of $178.4 million.
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
As of December 31, 2009, the Company had investments in and advances to unconsolidated joint ventures totaling $175.6 million (see Note 4 to the Company’s Consolidated Financial Statements).
Development
During the year ended December 31, 2009, unconsolidated joint ventures in which the Company held an interest completed one build-to-suit project and one inventory project totaling 725,000 square feet and representing a Total Investment of $36.0 million. As of December 31, 2009, these completed development properties were 71.9% leased.
As of December 31, 2009, unconsolidated joint ventures in which the Company held an interest had two JV Properties under Development which are expected to comprise, upon completion, 600,000 square feet and are expected to represent a Total Investment of $160.1 million. These JV Properties under Development were 11.0% pre-leased as of December 31, 2009.
As of December 31, 2009, unconsolidated joint ventures in which the Company held an interest owned 630 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings would support, as and when developed, 6.3 million square feet of property.
Acquisitions/Dispositions
During the year ended December 31, 2009, none of the unconsolidated joint ventures in which the Company held an interest acquired or disposed of any properties.
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
Risks Related to Our Business
Ongoing constraints in credit markets and the current economic downturn could adversely affect our business and financial condition.
The Company’s business is subject to the risks in this section. Current economic conditions have increased the probability the Company will experience these risks. Pressure on the global credit markets and declines and continuing weakness in the general economy have negatively impacted the Company’s normal business practices.

We have historically relied on access to the credit markets in the conduct of our business. In particular, we currently utilize a $600 million credit facility, and additionally, we have, as of December 31, 2009, $1.8 billion of senior unsecured debt and $474.0 million of secured debt. Our credit facility expires in January 2011. Although we are not aware of any instances in which banks participating in the credit facility have been unable or unwilling to participate in draws under the facility, it is possible that the financial issues confronting the banking industry could lead to such an occurrence. If such a circumstance occurred it is possible that the Company could not access the full amount which is supposed to be available under the credit facility. Additionally, if the financial issues confronting the banking industry persist it is possible that the amount and terms available for a renewal of the credit facility could be adversely impacted. Our secured and unsecured debt matures at various times between 2010 and 2018. Only a small portion of the principal of our debt is repaid prior to maturity. Therefore, we generally need to refinance our outstanding debt as it matures. In 2010, we have $169.7 million of senior unsecured debt and $11.2 million of secured debt maturing. We anticipate that the cost of borrowing under a renewal of the credit facility will be higher than the cost under the current credit facility.
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
The dramatic and pervasive nature of the economic downturn has resulted in substantial job losses and financial stress to the businesses which form our tenant base. Although the Company endeavors to lease to credit-worthy tenants and has historically experienced relatively few defaults due to tenant bankruptcy, in this economic environment the Company may sustain substantially increased tenant defaults due to bankruptcy or otherwise. Such losses may be greater than expected and may result in a material diminution in the income generated by the Company’s portfolio. As described more fully in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” during the year ended December 31, 2009, the Company recognized non-cash impairment charges due to a decline in fair market value of certain of the Company’s assets. There can be no assurance that the Company will not be required at a later point in time to recognize additional impairments to the Company’s assets.
Recent developments in the general economy have affected some of our existing tenants, and could have an adverse impact on our ability to collect rent or renew leases with these tenants, resulting in a negative effect on our cash flow from operations.
Recent developments in the general economy and the global credit markets have had a significant adverse effect on many companies in numerous industries. We have tenants in these and other industries which may be experiencing these adverse effects. Should any of our tenants that may experience a downturn in its business that weakens its financial condition, delay lease commencement, fail to make rental payments when due, become insolvent or declare bankruptcy, the result could be a termination of the tenant’s lease and material losses to us. Our cash flow from operations and our ability to make expected distributions to our shareholders and service our indebtedness could, in such a case, be adversely affected.
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
We acquire individual properties and portfolios of properties, in some cases through the acquisition of operating entities, and intend to continue to do so when circumstances warrant. Under current market conditions we expect growth in operating income from acquisitions to be limited at least in the near term.
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
In addition to the capital market constraints previously noted, our ability to access the public debt and equity markets depends on a variety of factors, including:
•	general economic conditions affecting these markets
•	our own financial structure and performance
•	the market’s opinion of REITs in general
•	the market’s opinion of REITs that own properties similar to ours
We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $600 million credit facility and $1.8 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, as does $128.9 million in outstanding mortgage indebtedness at December 31, 2009, which means that a default on one obligation may constitute a default on other obligations.

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
Our degree of leverage could limit our ability to obtain additional financing.
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
Real estate generally cannot be sold quickly. We may not be able to dispose of our Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code of 1986, as amended (the
“Code”), limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting our ability to meet our obligations to the holders of other securities.

We may experience economic harm if any damage to our Properties is not covered by insurance.
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2010. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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
For distributions with respect to a taxable year ending on or before December 31, 2011, Company stock may be used to meet these distribution requirements, subject to the requirements of Internal Revenue Service Revenue Procedure 2010-12, 2010-3 IRB. Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared with respect to a taxable year ending on or before December 31, 2011, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10% of aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration. Thus, if we were to elect to make distributions using our common shares, our shareholders may receive less cash than they might have preferred.
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

We have a staggered board and certain restrictive nominating procedures. Our Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class’ term expires. The terms of the Class I, Class II, and Class III trustees expire in 2010, 2011, and 2012, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders’ ability to take control of the Company, even if a change in control were in the shareholders’ interest.
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
The market value of the equity securities of a REIT may be based primarily upon the market’s perception of the REIT’s growth potential and its current and future cash distributions, and may be secondarily based upon factors such as the real estate market value of the underlying assets. The failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities. Our payment of future dividends will be at the discretion of our Board of Trustees and will depend on numerous factors including our cash flow, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as our Board of Trustees deems relevant, and we cannot assure you that our annual dividend rate will be maintained at its current level.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2009, consisted of 349 industrial and 290 office properties. Single tenants occupy 193 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 446 of the Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2009, the industrial Wholly Owned Properties in Operation were 89.1% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 123,000 square feet. As of December 31, 2009, the office Wholly Owned Properties in Operation were 90.3% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 74,000 square feet.
The JV Properties in Operation, as of December 31, 2009, consisted of 47 industrial and 49 office properties. Single tenants occupy 37 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 59 of the Company’s JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2009, the industrial JV Properties in Operation were 86.6% leased. The average building size for the industrial JV Properties in Operation was approximately 196,000 square feet. As of December 31, 2009, the office JV Properties in Operation were 90.0% leased. The average building size for the office JV Properties in Operation was approximately 93,000 square feet.

A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2009 (in thousands, except percentages).

	Type		Net Rent (1)	Square Feet	% Leased
Northeast	Industrial	-Distribution	$61,380	15,812	87.0%
		-Flex	32,468	3,761	92.6%
	Office		119,873	8,641	91.9%

	Total		213,721	28,214	89.3%

Midwest	Industrial	-Distribution	4,516	1,073	100.0%
		-Flex	17,702	2,344	83.3%
	Office		28,841	2,584	91.3%

	Total		51,059	6,001	89.7%

Mid-Atlantic	Industrial	-Distribution	32,387	8,582	91.9%
		-Flex	9,327	1,315	85.7%
	Office		55,054	4,459	88.4%

	Total		96,768	14,356	90.2%

South	Industrial	-Distribution	24,812	5,758	87.5%
		-Flex	30,341	3,779	90.4%
	Office		62,471	4,962	87.1%

	Total		117,624	14,499	88.1%

Philadelphia/D.C.	Industrial	-Distribution	—	346	100.0%
		-Flex	1,780	101	100.0%
	Office		11,259	733	99.5%

	Total		13,039	1,180	99.7%

United Kingdom	Industrial	-Distribution	—	—	—
		-Flex	1,272	44	100.0%
	Office		2,788	90	96.8%

	Total		4,060	134	97.8%

TOTAL	Industrial	-Distribution	123,095	31,571	89.0%
		-Flex	92,890	11,344	89.2%
	Office		280,286	21,469	90.3%

	Total		$496,271	64,384	89.5%

Joint Ventures (2)	Industrial	-Distribution	$33,263	9,041	86.4%
		-Flex	4,080	171	96.2%
	Office		101,808	4,574	90.0%

			$139,151	13,786	87.7%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant’s square feet leased at December 31, 2009 for tenants in occupancy. Net rent does not include the tenant’s obligation to pay property operating expenses and real estate taxes.

(2)	Joint Ventures represent the 96 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring square feet and annual rent by year for the Properties in Operation as of December 31, 2009 are as follows (in thousands):
Total Properties in Operation
Wholly Owned Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2010	3,283	$14,056	1,585	$14,236	2,297	$29,846	7,165	$58,138
2011	3,063	13,736	1,308	12,201	2,027	29,022	6,398	54,959
2012	4,839	22,457	1,599	15,175	2,278	38,289	8,716	75,921
2013	2,395	11,954	1,510	15,019	2,524	41,630	6,429	68,603
2014	2,666	13,728	999	10,509	2,804	43,520	6,469	67,757
2015	3,075	15,029	955	9,973	2,196	32,202	6,226	57,204
Thereafter	8,779	55,365	2,167	26,332	5,258	101,128	16,204	182,825

Total	28,100	$146,325	10,123	$103,445	19,384	$315,637	57,607	$565,407

Joint Venture Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2010	474	$2,559	24	$746	381	$8,468	879	$11,773
2011	1,060	4,011	11	304	452	11,546	1,523	15,861
2012	401	1,904	63	1,727	174	4,374	638	8,005
2013	896	3,466	—	—	153	3,761	1,049	7,227
2014	1,124	5,194	25	729	398	10,642	1,547	16,565
2015	956	4,459	—	—	194	4,657	1,150	9,116
Thereafter	2,899	15,493	41	1,161	2,363	77,261	5,303	93,915

Total	7,810	$37,086	164	$4,667	4,115	$120,709	12,089	$162,462

Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2010	3,757	$16,615	1,609	$14,982	2,678	$38,314	8,044	$69,911
2011	4,123	17,747	1,319	12,505	2,479	40,568	7,921	70,820
2012	5,240	24,361	1,662	16,902	2,452	42,663	9,354	83,926
2013	3,291	15,420	1,510	15,019	2,677	45,391	7,478	75,830
2014	3,790	18,922	1,024	11,238	3,202	54,162	8,016	84,322
2015	4,031	19,488	955	9,973	2,390	36,859	7,376	66,320
Thereafter	11,678	70,858	2,208	27,493	7,621	178,389	21,507	276,740

Total	35,910	$183,411	10,287	$108,112	23,499	$436,346	69,696	$727,869

The table below highlights, for the Properties in Operation, the Company’s top ten office tenants and top ten industrial tenants as of December 31, 2009. The table reflects, for the tenants in the JV Properties in Operation, the Company’s ownership percentage of the respective joint venture.

	Percentage		Percentage
Top 10 Office Tenants	of Net Rent	Top 10 Industrial Tenants	of Net Rent
The Vanguard Group, Inc.	4.1%	Kellogg USA, Inc.	1.3%
GlaxoSmithKline	2.2%	Home Depot U.S.A., Inc.	1.1%
United States of America	1.4%	Wakefern Food Corp.	1.0%
General Motors Acceptance Corporation	1.4%	United Parcel Services, Inc.	0.7%
Comcast Corporation	1.3%	Ozburn Hessey Logistics, L.L.C.	0.6%
Sanofi-Aventis U.S., Inc.	1.1%	Amazon.com	0.6%
PNC Bank, National Association	1.0%	The Dial Corporation	0.6%
WellCare Health Plans, Inc.	1.0%	Uline, Inc.	0.5%
United Healthcare Services, Inc.	1.0%	Broder Bros., Inc.	0.5%
Hartford Fire Insurance Company	1.0%	Foxconn Corporation	0.5%

	15.5%		7.4%

ITEM 3. LEGAL PROCEEDINGS
As a result of the Company’s acquisition of Republic Property Trust, a Maryland real estate investment trust, and Republic Property Limited Partnership, a Delaware limited partnership (together, “Republic”), in October, 2007 the Company was substituted for Republic as a party to certain ongoing litigation. The litigation is summarized below. The litigation arises out of disputes between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic (the “Grigg Parties”). The disputes include claims arising from the termination of an officer of Republic, the termination of a development arrangement in West Palm Beach, Florida and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation.
On November 17, 2006, Republic disclosed in a Form 8-K that Steven A. Grigg, its President and Chief Development Officer, had notified Republic that he was terminating his employment, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. The Company disagrees with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due and we have not remitted any such payments to Mr. Grigg under the terms of his employment agreement.
On December 22, 2006, Mr. Grigg filed a lawsuit against Republic in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) Republic breached his employment agreement, (ii) Republic breached its duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and Republic is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The Company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his complaint. Republic originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. Republic subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the litigation described below pending in the United States District Court for the District of Columbia. The Company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia Superior Court litigation. On March 30, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss these counterclaims. The Company seeks damages and other appropriate relief on these counterclaims. The litigation in this matter is continuing.
On March 28, 2007, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued by Republic Property Limited Partnership to Republic Properties Corporation in connection with a development agreement, the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by Republic as a result of the termination of a professional services agreement, the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with a previously-disclosed independent investigation, (iv) reimbursement for Republic’s expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On March 31, 2008, the Court granted a motion filed by the Grigg Parties to dismiss the Republic claims. We filed a motion for reconsideration of the grant of the motion to dismiss. On August 13, 2008, the Court denied the motion for reconsideration. The Company appealed the Court’s decision to the appropriate appellate court (the “Appellate Court”). On August 21, 2009, the Appellate Court issued its opinion reversing the Court and returning the case to the Court for further proceedings. The Grigg Parties have filed with the Appellate Court a motion for Rehearing En Banc. The Appellate Court has that motion under consideration.
On May 21, 2007, Republic proffered a lease (the “Lease”), to 25 Massachusetts Avenue Property LLC (“25 Mass”), for certain space in Republic Square I, an office building in Washington, D.C. (the “Option Property”). Two of Republic’s founders and trustees, Richard L. Kramer and Mr. Grigg, currently control 25 Mass. On May 22, 2007, 25 Mass rejected the proffer of the Lease. On May 29, 2007, Republic (i) re-tendered the Lease to 25 Mass for certain space at the Option Property and (ii) exercised its exclusive option to purchase the fee interest in the Option Property pursuant to the Option Agreement among 25 Mass, 660 North Capitol Street Property LLC and Republic dated as of November 28, 2005 (the “Option Agreement”). On May 30, 2007, 25 Mass rejected the Lease and claimed that “there has been no effective exercise of the option” under the Option Agreement.
In response to 25 Mass’s rejection, on June 15, 2007, Republic filed a lawsuit against 25 Mass in the Court of Chancery in the State of Delaware. 25 Mass counterclaimed against Republic for damages. On April 7, 2008, the Court of Chancery issued an opinion concluding that neither party was entitled to relief and ordering that the Lis Pendens on the property be lifted. On April 15, 2008, 25 Mass filed a notice of appeal from dismissal of its counterclaims. On November 25, 2008, the Delaware Supreme Court remanded the matter to the Court of Chancery in order for the Court of Chancery to consider 25 Mass’ claimed breach of the Option Agreement. On January 22, 2009, the Court of Chancery issued a Memorandum Opinion adhering to its original determination that 25 Mass’ counterclaim should be dismissed. On April 20, 2009, the Court issued its opinion dismissing 25 Mass’ claims. On April 24, 2009, 25 Mass filed a motion for Rehearing En Banc. On April 29, 2009, the Court denied 25 Mass’ motion for Rehearing En Banc.
On December 12, 2008, 25 Mass filed a complaint in the Superior Court for the District of Columbia, alleging that 25 Mass had entered a purchase and sale agreement with a third party for the sale of Republic Square I, and that Republic’s lawsuit and its Lis Pendens prevented a closing by which Republic Square I could be sold under the terms of that purchase and sale agreement. The December 12, 2008 lawsuit alleges that by so doing, Republic committed tortious interference with contract, tortious interference with prospective contractual relations, malicious prosecution, abuse of process and a violation of the Washington D.C. Lis Pendens statute. The filed complaint seeks “no less than $85 million” in compensatory damages, and “no less than $85 million” in punitive damages, and attorneys’ fees for an improperly filed Lis Pendens under Washington D.C. Code § 42-1207(d). In April 2009, following the decision of the Supreme Court of the State of Delaware, 25 Mass voluntarily dismissed with prejudice all of its claims in this matter with the exception of its claim based on a claim of malicious prosecution. On December 23, 2009, the Court dismissed the remaining claim of malicious prosecution. 25 Mass has informed the Company that it intends to appeal the Court’s decision.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

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

			Dividends
			Declared Per
	High	Low	Common Share
2009
Fourth Quarter	$33.05	$28.36	$0.475
Third Quarter	35.11	21.23	0.475
Second Quarter	25.61	18.93	0.475
First Quarter	23.32	16.90	0.475
2008
Fourth Quarter	$37.27	$12.93	$0.475
Third Quarter	40.89	31.43	0.625
Second Quarter	37.11	32.60	0.625
First Quarter	33.24	25.85	0.625
As of February 23, 2010, the Common Shares were held by 1,126 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
Although the Company currently anticipates that dividends at $0.475 per Common Share per quarter or a comparable rate will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company’s cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as the Board of Trustees deems relevant.
In December 2009, an individual acquired 6,000 Common Shares in exchange for the same number of Common Units. This person acquired these Common Units in connection with their contribution to the Operating Partnership of certain assets. The exchange of Common Shares for the Common Units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder.

The following line graph compares the cumulative total shareholder return on common shares for the period beginning December 31, 2004 and ended December 31, 2009 with the cumulative total return on the Standard and Poor’s 500 Stock Index (“S&P 500”) and the NAREIT Equity REIT Total Return Index (“NAREIT Index”) over the same period. Total return values for the S&P 500, the NAREIT Index and the Company’s common shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company’s common shares on December 31, 2004, and assuming reinvestment of dividends in all cases.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.
Liberty Property Trust

Operating Data	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Total operating revenue	$744,257	$731,352	$669,144	$590,001	$559,834
Income from continuing operations	$54,182	$149,560	$141,166	$153,455	$209,298
Net income	$78,992	$180,106	$190,310	$292,043	$272,316

Basic:
Income from continuing operations	$0.30	$1.31	$1.27	$1.50	$2.18
Income from discontinued operations	$0.22	$0.31	$0.54	$1.48	$0.69
Income per common share	$0.52	$1.62	$1.81	$2.98	$2.87
Diluted:
Income from continuing operations	$0.30	$1.31	$1.26	$1.48	$2.13
Income from discontinued operations	$0.22	$0.31	$0.54	$1.47	$0.69
Income per common share	$0.52	$1.62	$1.80	$2.95	$2.82

Distributions paid per common share	$1.900	$2.500	$2.485	$2.465	$2.445
Weighted average number of shares outstanding — basic (1)	107,550	93,615	91,197	89,361	87,215
Weighted average number of shares outstanding — diluted (2)	108,002	93,804	91,803	90,492	88,376

Balance Sheet Data	December 31,
(In thousands)	2009	2008	2007	2006	2005
Net real estate	$4,452,214	$4,485,095	$4,845,066	$4,258,265	$3,880,021
Total assets	5,227,421	5,217,035	5,643,937	4,910,911	4,500,322
Total indebtedness	2,456,875	2,590,167	3,021,129	2,387,938	2,249,178
Liberty Property Trust Shareholders’ equity	2,122,295	1,958,779	1,837,025	1,870,855	1,722,237

Other Data	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Cash provided by operating activities	$298,571	$265,949	$346,752	$324,573	$360,749
Cash (used in) provided by investing activities	(5,702)	52,553	(758,924)	(334,942)	(286,633)
Cash (used in) provided by financing activities	(74,033)	(331,314)	396,322	(327)	(39,470)
Funds from operations available to common shareholders (3)	222,106	313,910	305,216	294,801	293,973
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	64,384	63,799	62,079	59,160	60,613
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	13,786	13,069	11,462	6,172	3,758
Wholly Owned Properties in Operation at end of period	639	654	649	672	675
JV Properties in Operation at end of period	96	95	91	48	43
Wholly Owned Properties in Operation percentage leased at end of period	89%	91%	93%	94%	92%
JV Properties in Operation percentage leased at end of period	88%	92%	94%	95%	99%

Liberty Property Limited Partnership

Operating Data	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Total operating revenue	$744,257	$731,352	$669,144	$590,001	$559,834
Income from continuing operations	$54,182	$149,560	$141,166	$153,455	$209,298
Income available to common unitholders	$78,992	$180,106	$190,310	$292,043	$272,316

Basic:
Income from continuing operations	$0.30	$1.31	$1.27	$1.50	$2.18
Income from discontinued operations	$0.22	$0.31	$0.54	$1.48	$0.69
Income per common unit	$0.52	$1.62	$1.81	$2.98	$2.87
Diluted:
Income from continuing operations	$0.30	$1.31	$1.26	$1.48	$2.13
Income from discontinued operations	$0.22	$0.31	$0.54	$1.47	$0.69
Income per common unit	$0.52	$1.62	$1.80	$2.95	$2.82

Distributions paid per common unit	$1.900	$2.500	$2.485	$2.465	$2.445
Weighted average number of units outstanding — basic (1)	111,568	97,805	95,387	93,256	90,769
Weighted average number of units outstanding — diluted (2)	112,020	97,994	95,993	94,387	91,931

Balance Sheet Data	December 31,
(In thousands)	2009	2008	2007	2006	2005
Net real estate	$4,452,214	$4,485,095	$4,845,066	$4,258,265	$3,880,021
Total assets	5,227,421	5,217,035	5,643,937	4,910,911	4,500,322
Total indebtedness	2,456,875	2,590,167	3,021,129	2,387,938	2,249,178
Owners’ equity	2,483,169	1,945,516	1,800,969	1,752,478	1,626,919

Other Data	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Cash provided by operating activities	$298,571	$265,949	$346,752	$324,573	$360,749
Cash (used in) provided by investing activities	(5,702)	52,553	(758,924)	(334,942)	(286,633)
Cash (used in) provided by financing activities	(74,033)	(331,314)	396,322	(327)	(39,470)
Funds from operations available to common shareholders (3)	222,106	313,910	305,216	294,801	293,973
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	64,384	63,799	62,079	59,160	60,613
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	13,786	13,069	11,462	6,172	3,758
Wholly Owned Properties in Operation at end of period	639	654	649	672	675
JV Properties in Operation at end of period	96	95	91	48	43
Wholly Owned Properties in Operation percentage leased at end of period	89%	91%	93%	94%	92%
JV Properties in Operation percentage leased at end of period	88%	92%	94%	95%	99%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust)/Common Units (Liberty Property Limited Partnership) outstanding during the year.

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
As of December 31, 2009, the Company owned and operated 349 industrial and 290 office properties (the “Wholly Owned Properties in Operation”) totaling 64.4 million square feet. In addition, as of December 31, 2009, the Company owned three properties under development, which when completed are expected to comprise 381,000 square feet (the “Wholly Owned Properties under Development”) and 1,355 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2009, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 13.8 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), two properties under development, which when completed are expected to comprise 600,000 square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 630 acres of developable land, substantially all of which is zoned for commercial use.
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
Recent uncertainty in the global credit markets and declines and weakness in the general economy have negatively impacted the Company’s business practices. The credit markets have become considerably less favorable than in the period prior to the economic downturn. Additionally, uncertainty about the pricing of commercial real estate and the absence of available financing to facilitate transactions has dramatically reduced the Company’s ability to rely on the proceeds from the sale of real estate to provide proceeds to fund investment opportunities. Similarly, current market conditions are not favorable for acquisitions and development and consequently the potential for growth in operating income from acquisitions and development is anticipated to be limited in 2010.
Consistent with the dramatic recession in the United States and world economy, rental demand for the Properties in Operation declined for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Despite this trend, the Company successfully leased 15.5 million square feet during the year ended December 31, 2009 and attained occupancy of 89.5% for the Wholly Owned Properties in Operation and 87.7% for the JV Properties in Operation for a combined occupancy of 89.2% for the Properties in Operation as of that date. The reduction in rental demand for properties is reflected in a decline during the year ended December 31, 2009 of straight line rents on renewal and replacement leases of 5.9%. At December 31, 2008, occupancy for the Wholly Owned Properties in Operation was 91.1% and for the JV Properties in Operation was 92.2% for a combined occupancy for the Properties in Operation of 91.3%. The Company believes that straight line rents on renewal and replacement leases for 2010 will on average be 10% to 15% lower than rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2010 compared to 2009.
As described more fully below, during the year ended December 31, 2009, the Company recognized non-cash impairment charges due to a decline in fair market value below carrying value of certain of the Company’s assets.

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the year ended December 31, 2009, conditions for the acquisition of properties were unsettled primarily because of adverse events in the credit markets and a general downturn in the economy. The Company did not acquire any operating properties during the year ended December 31, 2009. For 2010, the Company anticipates that wholly owned property acquisitions will range from no acquisitions to acquisitions of up to $100 million.
Dispositions
During the year ended December 31, 2009, market conditions for dispositions were unsettled, which the Company again attributes to adverse events in the credit markets and a general downturn in the economy. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the year ended December 31, 2009, the Company realized proceeds of $178.4 million from the sale of 29 operating properties representing 2.3 million square feet and 15 acres of land. For 2010, the Company believes it will realize proceeds of approximately $75 million to $125 million from the sale of operating properties.
Development
During the year ended December 31, 2009, the Company brought into service 15 Wholly Owned Properties under Development representing 2.9 million square feet and a Total Investment, as defined below, of $299.9 million, and initiated $12.3 million in real estate development. As of December 31, 2009, the projected Total Investment of the Wholly Owned Properties under Development was $83.4 million. For 2010, the Company believes that it will bring into service from its development pipeline approximately $75 million to $100 million of Total Investment in operating real estate. Although the Company continues to pursue development opportunities, current market conditions are not generally favorable for speculative development. Any development starts for 2010 likely will be substantially pre-leased.
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
Acquisitions
During the year ended December 31, 2009, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. For 2010, the Company believes that none of the unconsolidated joint ventures in which the Company holds an interest will acquire any properties.
Dispositions
During the year ended December 31, 2009, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties. For 2010, the Company does not anticipate that any unconsolidated joint ventures in which it holds an interest will dispose of any operating properties.
Development
During the year ended December 31, 2009, joint ventures in which the Company held an interest brought into service two JV Properties under Development representing 725,000 square feet and a Total Investment of $36.0 million. As of December 31, 2009, the projected Total Investment of JV Properties under Development was $160.1 million. For 2010, the Company expects unconsolidated joint ventures in which it holds an interest to bring into service between $125 million and $175 million of Total Investment in operating properties.

Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates,” “estimates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify, and enter into agreements with suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company’s ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the current credit crisis and its impact on the availability and cost of capital; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
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
Capitalized Costs
Expenditures directly related to the acquisition or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $7.6 million, $20.0 million and $45.7 million, respectively. Effective January 1, 2009, acquisition related costs are expensed as incurred.
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
Allowance for Doubtful Accounts
The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2009 and 2008, the Company’s allowance for doubtful accounts totaled $11.1 million and $8.5 million, respectively. The Company’s bad debt expense for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $4.8 million and $3.4 million, respectively.

Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. Fair value is estimated based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2009, 2008 and 2007 the Company recognized impairment losses of $9.5 million, $3.1 million and $0.2 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows. The Company has evaluated each of its Properties and land held for development and has determined that there are no additional impairment charges that need to be recorded at December 31, 2009.
Intangibles
In accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations,” the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company’s estimate of the fair market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. The Company depreciates the amounts allocated to building and improvements over 40 years. The amounts allocated to the intangible relating to in-place leases, which are included in deferred financing and leasing costs or in other liabilities in the accompanying balance sheets, are amortized over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is written off.
The Company assesses goodwill for impairment annually in November and in interim periods if certain events occur indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with FASB ASC 350, “Intangibles — Goodwill and Other,” which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. During the year ended December 31, 2009, the Company determined that the $15.7 million related to its acquisition of Republic Property Trust in October 2007 was impaired. The Company recognized a $15.7 million impairment loss in 2009 in connection with the write off of this goodwill. No impairment losses were recognized during the years ended December 31, 2008 or 2007.
Investments in Unconsolidated Joint Ventures
The Company analyzes its investments in joint ventures under FASB ASC 810, “Consolidation,” to determine if the joint venture is considered a variable interest entity and would require consolidation. The Company does not have any interests in variable interest entities. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.
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

Management estimated the fair value of its ownership interest in the joint ventures considering the estimated fair value of the real estate assets owned by the joint ventures and the related indebtedness as well as the working capital assets and liabilities of the joint ventures and the terms of the related joint venture agreements. The Company’s estimates of fair value of the real estate assets are based on a discounted cash flow analysis incorporating a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. For these assumptions, the Company considered its experience and historical performance in the various markets and data provided by market research organizations. In assessing whether the impairment is other-than-temporary the Company considers several factors. The longevity and severity of the impairment are considered as well as the expected time for recovery of value to occur, if ever.
The Company developed the budgets for its unconsolidated joint ventures during the fourth quarter of 2009. For certain of the unconsolidated joint ventures, the budgets suggested a continuing situation of weak demand for space and intense competition for tenants leading to another year of stagnant rents. This continuing and sustained impairment in value as suggested by the 2010 budgets and the other assessment considerations described above caused the Company to conclude that the decline in value was other than temporary for four of the Company’s investments in unconsolidated joint ventures.
The Company’s investments in unconsolidated joint ventures as of December 31, 2009 before and after the impairment charge are as follows:

	December 31, 2009
	Before Impairment	Impairment	After Impairment
Liberty Venture I, LP	$11,238	—	$11,238
Kings Hill Unit Trust	3,198	—	3,198
Liberty Illinois, LP	26,531	6,964	19,567
Liberty AIPO LP	13,302	—	13,302
Silversword Properties, Ltd.	10,618	2,170	8,448
Cambridge Medipark Ltd.	6,618	—	6,618
Blythe Valley JV Sarl	8,991	5,608	3,383
Liberty Washington, LP	137,429	64,060	73,369
Liberty Commerz 1701 JFK Boulevard, LP	36,461	—	36,461

Total	$254,386	$78,802	$175,584

Determining values in the current market is inherently difficult and is based on the Company’s assessment of a number of factors which are difficult to predict. The market may continue to decline and future impairment charges may be needed.
No impairment losses were recognized during the years ended December 31, 2008 or 2007.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2009 with the results of operations of the Company for the year ended December 31, 2008, and the results of operations of the Company for the year ended December 31, 2008 with the results of operations of the Company for the year ended December 31, 2007. As a result of the varying level of development, acquisition and disposition activities by the Company in 2009, 2008 and 2007, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) results, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2009 increased to $5,032.6 million from $4,894.3 million for the year ended December 31, 2008. This increase in operating real estate owned resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.

Total operating revenue increased to $744.3 million for the year ended December 31, 2009 from $731.4 million for the year ended December 31, 2008. This $12.9 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. This increase was also due to an increase in “Termination Fees,” which totaled $4.5 million for the year ended December 31, 2009 as compared to $3.8 million for the year ended December 31, 2008. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations. See “Other,” below.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements for reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Year Ended December 31,		Percentage
	2009	2008	Increase (Decrease)
Northeast
— Southeastern PA	$124,298	$119,243	4.2%
— Lehigh/Central PA	73,372	70,793	3.6%
— New Jersey	18,365	19,640	(6.5	%)(1)
Midwest	51,124	51,704	(1.1%)
Mid-Atlantic	96,434	98,164	(1.8%)
South	123,704	113,946	8.6	%(2)
Philadelphia/D.C.	16,848	21,635	(22.1	%)(3)
United Kingdom	3,468	3,295	5.3%

Total property level operating income (4)	$507,613	$498,420	1.8%

(1)
The decrease was primarily due to a decrease in occupancy and a decrease in rental rates. This decrease was partially offset by an increase in average gross investment in operating real estate in 2009.

(2)	The increase was primarily due to an increase in average gross investment in operating real estate, an increase in occupancy, and an increase in rental rates.

(3)
The decrease was primarily due to the effect of changes in the Company’s interest in Comcast Center during the relevant periods. Comcast Center was a wholly owned 1.25 million square foot development property which came into service incrementally from the third quarter of 2007 through the first quarter of 2008. The property was transferred to an unconsolidated joint venture in which the Company holds in interest on March 31, 2008.

(4)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $481.3 million for the year ended December 31, 2009 from $478.6 million for the year ended December 31, 2008, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $468.9 million for the year ended December 31, 2009 from $467.1 million for the year ended December 31, 2008 on a cash basis. These increases of 0.6% and 0.4%, respectively, are primarily due to an increase in occupancy for office properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 610 properties totaling approximately 58.4 million square feet owned on January 1, 2008 and excluding properties sold through December 31, 2009.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2009 and 2008. Same Store property level income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended December 31,
	2009	2008
Same Store:
Rental revenue	$491,386	$488,334

Operating expenses:
Rental property expense	147,510	148,784
Real estate taxes	79,454	80,407
Operating expense recovery	(216,880)	(219,487)

Unrecovered operating expenses	10,084	9,704

Property level operating income	481,302	478,630
Less straight line rent	12,438	11,530

Cash basis property level operating income	$468,864	$467,100

Reconciliation of non-GAAP financial measure — Same Store:
Cash basis property level operating income	$468,864	$467,100
Straight line rent	12,438	11,530

Same Store property level operating income	481,302	478,630
Property level operating income — properties purchased or developed subsequent to January 1, 2008	21,852	16,017
Termination fees	4,459	3,773

Property level operating income	507,613	498,420
General and administrative expense	(51,250)	(54,467)
Depreciation and amortization expense	(170,764)	(169,190)
Other income (expense)	(136,519)	(136,935)
Gain on property dispositions	1,687	10,572
Income taxes	(494)	(1,645)
Equity in earnings of unconsolidated joint ventures	2,161	2,805
Impairment charges — investment in unconsolidated joint ventures and other	(82,552)	—
— goodwill	(15,700)	—
Discontinued operations	24,810	30,546

Net income	$78,992	$180,106

General and Administrative
General and administrative expenses decreased to $51.3 million for the year ended December 31, 2009 from $54.5 million for the year ended December 31, 2008. This decrease was primarily due to a decrease in number of employees and their corresponding compensation and decreases in cancelled projects and other discretionary expenses. The decreases were partially offset by increases in long term incentive compensation.
Depreciation and Amortization
Depreciation and amortization increased to $170.8 million for the year ended December 31, 2009 from $169.2 million for the year ended December 31, 2008. The increase was primarily due to the increase in average gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense decreased to $149.6 million for the year ended December 31, 2009 from $152.9 million for the year ended December 31, 2008. This decrease was related to a decrease in the average debt outstanding, which was $2,503.8 million for the year ended December 31, 2009, compared to $2,833.9 million for the year ended December 31, 2008. The effect of the decrease in the average debt outstanding was partially offset by an increase in the weighted average interest rate to 6.2% for the year ended December 31, 2009 from 6.1% for the year ended December 31, 2008. Partially offsetting the decrease in interest expense was the decrease in interest that was capitalized due to the decrease in development activity.
Interest expense allocated to discontinued operations for the years ended December 31, 2009 and 2008 was $2.2 million and $5.0 million, respectively. This decrease was due to the decrease in the level of dispositions in 2009 compared to 2008.

Other
Gain on property dispositions decreased to a gain of $1.7 million for the year ended December 31, 2009 from a gain of $10.6 million for the year ended December 31, 2008. The decrease was primarily due to the recognition in 2008 of gain on the sale of Comcast Center into a joint venture in which the Company retains an interest (see Note 4 to the Company’s Consolidated Financial Statements).
During the year ended December 31, 2009, the Company recognized an $82.6 million impairment charge for investment in unconsolidated joint ventures and other and it recognized a $15.7 million impairment charge for the write off of goodwill. There were no similar impairment charges in 2008. The impairment charges for 2009 primarily result from a $78.8 million impairment charge that the Company recognized in the fourth quarter of 2009 relating to the other-than-temporary decline in fair value below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. During the fourth quarter of 2009, the Company also wrote off the $15.7 million of goodwill and other intangibles relating to its October 2007 acquisition of Republic Property Trust. There were no similar impairment charges in 2008.
During the year ended December 31, 2009, the Company purchased $11.4 million of its 7.75% Senior Notes due April 2009, $6.9 million of its 8.50% Senior Notes due August 2010, $3.5 million of its 7.25% Senior Notes due March 2011, $4.9 million of its 6.375% Senior Notes due August 2012 and $3.5 million of its 6.625% Senior Notes due October 2017. These notes were purchased at an aggregate $1.5 million discount. During the year ended December 31, 2008, the Company purchased $23.4 million of its 8.50% Senior Notes due August 2010. These notes were purchased at a $2.5 million discount. These discounts are included in net income as debt extinguishment gains.
Income from discontinued operations decreased to $24.8 million from $30.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease is due to lower operating income and the decrease in gains recognized on sales (net of impairment charges) which were $17.9 million for the year ended December 31, 2009 compared to $23.5 million for the year ended December 31, 2008. These decreases were partially offset by termination fees in discontinued operations which equaled $4.8 million in 2009 and $94,000 in 2008.
As a result of the foregoing, the Company’s net income decreased to $79.0 million for the year ended December 31, 2009 from $180.1 million for the year ended December 31, 2008.
Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2008 increased to $4,894.3 million from $4,381.7 million for the year ended December 31, 2007. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $731.4 million for the year ended December 31, 2008 from $669.1 million for the year ended December 31, 2007. This $62.3 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the “Prior Year Same Store” (as defined below) group of properties, discussed below. These increases were partially offset by a decrease in Termination Fees, which totaled $3.8 million for the year ended December 31, 2008 as compared to $3.9 million for the year ended December 31, 2007. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s Consolidated Financial Statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Year Ended December 31,		Percentage
	2008	2007	Increase (Decrease)
Northeast
— Southeastern PA	$119,243	$114,090	4.5%
— Lehigh/Central PA	70,793	66,896	5.8	%(1)
— New Jersey	19,640	18,745	4.8%
Midwest	51,704	50,929	1.5%
Mid-Atlantic	98,164	87,197	12.6	%(2)
South	113,946	99,129	14.9	%(1)
Philadelphia/D.C.	21,635	18,326	18.1	%(3)
United Kingdom	3,295	2,680	22.9	%(4)

Total property level operating income (5)	$498,420	$457,992	8.8%

(1)
The increase was primarily due to an increase in average gross investment in operating real estate and an increase in rental rates. This increase was partially offset by a decrease in occupancy during 2008.

(2)	The increase was primarily due to an increase in average gross investment in operating real estate, an increase in occupancy and an increase in rental rates.

(3)
The increase was due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1.25 million square foot development property which came into service incrementally from the third quarter of 2007 through the first quarter of 2008.

(4)
The increase was primarily due to an increase in average gross investment in operating real estate. This increase was partially offset by a decrease in occupancy and a decrease in rental rates during 2008.

(5)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Prior Year Same Store properties decreased to $438.2 million for the year ended December 31, 2008 from $440.9 million for the year ended December 31, 2007, on a straight line basis and decreased to $433.1 million for the year ended December 31, 2008 from $433.9 million for the year ended December 31, 2007 on a cash basis. These decreases of 0.6% and 0.2%, respectively, were primarily due to a decrease in occupancy.
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 590 properties totaling approximately 53.4 million square feet owned on January 1, 2007 and excluding properties sold through December 31, 2008.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2008 and 2007. Prior Year Same Store property level income and Prior Year Same Store cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes, noncontrolling interest, and equity in earnings (loss) of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended December 31,
	2008	2007
Prior Year Same Store:
Rental revenue	$447,731	$448,489

Operating expenses:
Rental property expense	144,362	142,332
Real estate taxes	75,360	66,778
Operating expense recovery	(210,151)	(201,520)

Unrecovered operating expenses	9,571	7,590

Property level operating income	438,160	440,899
Less straight line rent	5,102	6,977

Cash basis property level operating income	$433,058	$433,922

Reconciliation of non-GAAP financial measure — Prior Year Same Store:
Cash basis property level operating income	$433,058	$433,922
Straight line rent	5,102	6,977

Same Store property level operating income	438,160	440,899
Property level operating income — properties purchased or developed subsequent to January 1, 2007	69,776	27,644
Less: Property level operating income — properties held for sale at December 31, 2008	(2,377)	(2,084)
Less: Property level operating income — 2009 discontinued operations	(10,912)	(12,401)
Termination fees	3,773	3,934

Property level operating income	498,420	457,992
General and administrative expense	(54,467)	(54,325)
Depreciation and amortization expense	(169,190)	(151,908)
Other income (expense)	(136,935)	(112,539)
Gain on property dispositions	10,572	1,633
Income taxes	(1,645)	709
Equity in earnings (loss) of unconsolidated joint ventures	2,805	(226)
Impairment charges — investment in unconsolidated joint ventures and other	—	(170)
Discontinued operations at December 31, 2008	26,081	42,938
2009 discontinued operations	4,465	6,206

Net income	$180,106	$190,310

General and Administrative
General and administrative expenses were relatively unchanged with an expense of $54.5 million for the year ended December 31, 2008 compared to $54.3 million for the year ended December 31, 2007. Minor increases in compensation expense were offset by minor decreases in expenses for marketing and consulting services.
Depreciation and Amortization
Depreciation and amortization increased to $169.2 million for the year ended December 31, 2008 from $151.9 million for the year ended December 31, 2007. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a relatively shorter period than buildings.
Interest Expense
Interest expense increased to $152.9 million for the year ended December 31, 2008 from $124.2 million for the year ended December 31, 2007. This increase was related to an increase in the average debt outstanding, which was $2,833.9 million for the year ended December 31, 2008, compared to $2,677.9 million for the year ended December 31, 2007. The effect of the increase in the average debt outstanding was partially offset by a decrease in the weighted average interest rate to 6.1% for the year ended December 31, 2008 from 6.5% for the year ended December 31, 2008. Also contributing to the increase in interest expense was the decrease in interest that was capitalized due to the decrease in development activity.
Interest expense allocated to discontinued operations for the years ended December 31, 2008 and 2007 was $5.0 million and $9.8 million, respectively. This decrease was due to the decrease in the level of dispositions in 2008 compared to 2007.

Other
Gain on property dispositions increased to $10.6 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007. The increase was due to a gain on sale of Comcast Center to an unconsolidated joint venture during the year ended December 31, 2008. There was no similar transaction in 2007.
During the year ended December 31, 2008, the Company purchased $23.4 million of its 8.50% Senior Notes due August 2010. These notes were purchased at a $2.5 million discount. The discount is included in net income as a debt extinguishment gain. There was no similar transaction in 2007.
Income from discontinued operations decreased to $30.5 million from $49.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease is due to lower operating income and the decrease in gains recognized on sales which were $23.5 million for the year ended December 31, 2008 compared to $33.6 million for the year ended December 31, 2007.
As a result of the foregoing, the Company’s net income decreased to $180.1 million for the year ended December 31, 2008 from $190.3 million for the year ended December 31, 2007.
Liquidity and Capital Resources
Overview
The Company anticipates that it will need approximately $50 million during 2010 to complete its December 31, 2009 development pipeline and to fund 2010 development starts. The Company’s 2010 debt maturities total approximately $180 million. The Company believes that proceeds from asset sales and its available cash will provide it with sufficient funds to satisfy these obligations. The Company expects to realize approximately $75 million to $125 million in proceeds from asset sales in 2010.
Activity
As of December 31, 2009, the Company had cash and cash equivalents of $279.7 million, including $42.2 million in restricted cash.
Net cash flow provided by operating activities increased to $298.6 million for the year ended December 31, 2009 from $265.9 million for the year ended December 31, 2008. This $32.7 million increase was primarily due to the fluctuation in accounts payable and a reduction in interest expense primarily due to the repayment of $287.2 million in notes from the proceeds of the issuance of Common Shares. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $5.7 million for the year ended December 31, 2009 compared to net cash provided of $52.6 million for the year ended December 31, 2008. The Company funded its development activity including investments in land held for development in 2009 and 2008 with proceeds from property dispositions. This net activity decreased by $5.0 million between 2009 and 2008. The primary reason for the decrease in the proceeds provided from investment activities was the $46.0 million decrease in distributions from unconsolidated joint ventures. During 2008 a joint venture in which the Company has an ownership interest repaid a $59 million note. No similar repayments were made in 2009.
Net cash used in financing activities was $74.0 million for the year ended December 31, 2009 compared to $331.3 million for the year ended December 31, 2008. This $257.3 million change was primarily due to increased proceeds from mortgage loans and from the sale of Common Shares for 2009 compared to 2008. These increased proceeds were used to reduce the Company’s outstanding debt and were the primary source of the $221.7 million increase in cash and cash equivalents. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2009, a portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. There was $140.0 million outstanding under the Credit Facility as of December 31, 2009. The Company has exercised its one year renewal option and the Credit Facility now expires in January 2011.

Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At December 31, 2009, all of a £7 million revolving credit facility was available to the Company. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2009 the Company’s debt to gross assets ratio was 38.9%, and for the year ended December 31, 2009, the fixed charge coverage ratio was 2.7x. Debt to gross assets equals total long-term debt including borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and impairment charges, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2009, $474.0 million in mortgage loans and $1,842.9 million in unsecured notes were outstanding with a weighted average interest rate of 6.5%. The interest rates on $2,153.6 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 8.8%. The weighted average remaining term for these mortgage loans and unsecured notes is 4.8 years.
The Company’s contractual obligations, as of December 31, 2009, are as follows (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt (1)	$3,118,969	$325,056	$1,048,222	$384,649	$1,361,042
Capital lease obligations	5,048	432	376	376	3,864
Operating lease obligations	18,519	1,209	1,753	1,215	14,342
Share of debt of unconsolidated joint ventures (1)	401,640	57,036	101,477	24,839	218,288
Property development commitments	16,668	16,668	—	—	—
Share of property development commitments of unconsolidated joint ventures	5,804	5,804	—	—	—
Joint venture capital commitments	4,235	—	4,235	—	—
Tenant contractual obligations	18,861	17,121	410	400	930
Share of tenant contractual obligations of unconsolidated joint ventures	1,825	1,796	—	29	—
Letter of credit	1,497	1,497	—	—	—
Share of letter of credit of unconsolidated joint ventures	1,250	1,250	—	—	—

Total	$3,594,316	$427,869	$1,156,473	$411,508	$1,598,466

(1)	Includes principal and interest payments. Interest payments assume $600 million Credit Facility borrowings and interest rates remain at the December 31, 2009 level until maturity.
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
In December 2008, the Company purchased $23.4 million of its 8.5% Senior Notes due August 2010. This purchase resulted in a $2.5 million debt extinguishment gain.
In January 2009, the Company satisfied a $20 million 8.125% medium term unsecured note.
During the period from January 1, 2009 through December 31, 2009 the Company purchased $11.4 million of its 7.75% Senior Notes due April 2009, $6.9 million of its 8.50% Senior Notes due August 2010, $3.5 million of its 7.25% Senior Notes due March 2011, $4.9 million of its 6.375% Senior Notes due August 2012 and $3.5 million of its 6.625% Senior Notes due October 2017. These purchases resulted in an aggregate $1.5 million loan extinguishment gain.
In April 2009, the Company repaid $238.6 million of 7.75% Senior Notes due April 2009.
During the period from January 1, 2009 through December 31, 2009, the Company closed on mortgages totaling $330.3 million bearing interest at an average rate of 7.1%. The net proceeds of the offering were used to pay outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
In December 2008, the Company commenced the sale of Common Shares pursuant to a continuous offering program. Through December 31, 2008, the Company sold 495,000 Common Shares as part of this program for net proceeds of $10.8 million. During the year ended December 31, 2009, the Company sold 12,821,000 shares as part of this program for net proceeds of $283.2 million. The Company has completed the sale of the $300 million authorized under this program.
In November 2008, the quarterly Common Share dividend was decreased to $0.475 per share from $0.625 per share. The Company’s annual Common Share dividend paid was $1.90 per share, $2.50 per share, and $2.485 per share in 2009, 2008, and 2007, respectively. In 2009, the Company’s dividend payout ratio was approximately 97.0% of Funds from operations (as defined below). Excluding the fourth quarter of 2009, $94.5 million non-cash impairment charge on unconsolidated investment in joint ventures and goodwill, the dividend payout ratio would have been 68.1% of Funds from operations.
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2009, the Company had investments in and advances to unconsolidated joint ventures totaling $175.6 million.
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

Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Reconciliation of net income to FFO — basic
Net income available to common shareholders (1)	$56,376	$151,942	$164,831

Basic — income available to common shareholders	56,376	151,942	164,831
Basic — income available to common shareholders per weighted average share	$0.52	$1.62	$1.81

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	16,180	16,235	6,494
Depreciation and amortization	170,633	173,400	162,833
Gain on property dispositions	(23,197)	(34,336)	(36,498)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(5,801)	(6,606)	(5,820)

Funds from operations available to common shareholders — basic	$214,191	$300,635	$291,840

Basic Funds from operations available to common shareholders per weighted average share	$1.99	$3.21	$3.20

Reconciliation of net income to FFO — diluted
Net income available to common shareholders (1)	$56,376	$151,942	$164,831

Diluted — income available to common shareholders	56,376	151,942	164,831
Diluted — income available to common shareholders per weighted average share	$0.52	$1.62	$1.80

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	16,180	16,235	6,494
Depreciation and amortization	170,633	173,400	162,833
Gain on property dispositions	(23,197)	(34,336)	(36,498)
Noncontrolling interest less preferred share distributions and excess of preferred unit redemption over carrying amount	2,114	6,669	7,556

Funds from operations available to common shareholders — diluted	$222,106	$313,910	$305,216

Diluted Funds from operations available to common shareholders per weighted average share	$1.98	$3.20	$3.18

Reconciliation of weighted average shares:
Weighted average Common Shares — all basic calculations	107,550	93,615	91,197
Dilutive shares for long term compensation plans	452	189	606

Diluted shares for net income calculations	108,002	93,804	91,803
Weighted average common units	4,018	4,190	4,190

Diluted shares for Funds from operations calculations	112,020	97,994	95,993

(1)
Includes non-cash impairment charges of $94.5 million for the year ended December 31, 2009 relating to the other-than-temporary decline in the fair values below the carrying values of certain of the Company’s investments in unconsolidated joint ventures and goodwill.

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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2009 for comparable loans, is less than the aggregate carrying value by approximately $33.5 million at December 31, 2009.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2009, the Company’s interest expense would have increased or decreased by $2.5 million. If the interest rate for the fixed rate debt maturing in 2010 was 100 basis points higher or lower than its current rate of 5.0%, the Company’s interest expense would have increased or decreased by $2.6 million.
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

Management’s Annual Report on Internal Control Over Financial Reporting
To the Shareholders of Liberty Property Trust:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Trustees regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
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
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited Liberty Property Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Liberty Property Trust and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 26, 2010

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AND UNIT AMOUNTS)

	December 31,
	2009	2008
ASSETS
Real estate:
Land and land improvements	$850,559	$801,763
Building and improvements	4,410,254	4,191,361
Less accumulated depreciation	(1,093,946)	(963,043)

Operating real estate	4,166,867	4,030,081

Development in progress	66,714	245,463

Land held for development	218,633	209,551

Net real estate	4,452,214	4,485,095

Cash and cash equivalents	237,446	15,794
Restricted cash	42,232	39,726
Accounts receivable	4,591	12,985
Deferred rent receivable	95,527	83,033
Deferred financing and leasing costs, net	134,309	132,627
Investments in and advances to unconsolidated joint ventures	175,584	266,602
Assets held for sale	—	98,706
Prepaid expenses and other assets	85,518	82,467

Total assets	$5,227,421	$5,217,035

LIABILITIES
Mortgage loans	$473,993	$198,560
Unsecured notes	1,842,882	2,131,607
Credit facility	140,000	260,000
Accounts payable	31,195	32,481
Accrued interest	31,251	36,474
Dividend and distributions payable	55,402	48,858
Other liabilities	169,529	182,549

Total liabilities	2,744,252	2,890,529

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 113,875,211 (includes 1,249,909 in treasury) and 100,034,404 (includes 1,249,909 in treasury) shares issued and outstanding as of December 31, 2009 and 2008, respectively	114	101
Additional paid-in capital	2,509,704	2,201,728
Accumulated other comprehensive income (loss)	2,339	(5,378)
Distributions in excess of net income	(337,911)	(185,721)

Common shares in treasury, at cost, 1,249,909 shares as of December 31, 2009 and 2008	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,122,295	1,958,779

Noncontrolling interest — operating partnership
4,011,354 and 4,074,967 common units outstanding as of December 31, 2009 and 2008, respectively December 31, 2008, respectively	72,294	78,638
9,740,000 preferred units outstanding as of December 31, 2009 and 2008	287,959	287,959
Noncontrolling interest — consolidated joint ventures	621	1,130

Total equity	2,483,169	2,326,506

Total liabilities and equity	$5,227,421	$5,217,035

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2009	2008	2007
OPERATING REVENUE
Rental	$519,928	$507,698	$467,093
Operating expense reimbursement	224,329	223,654	202,051

Total operating revenue	744,257	731,352	669,144

OPERATING EXPENSE
Rental property	149,968	149,170	140,350
Real estate taxes	86,676	83,762	70,802
General and administrative	51,250	54,467	54,325
Depreciation and amortization	170,764	169,190	151,908

Total operating expenses	458,658	456,589	417,385

Operating income	285,599	274,763	251,759

OTHER INCOME (EXPENSE)
Interest and other income	11,503	13,440	11,678
Debt extinguishment gain	1,547	2,521	—
Interest expense	(149,569)	(152,896)	(124,217)

Total other income (expense)	(136,519)	(136,935)	(112,539)

Income before property dispositions, income taxes, equity in earnings (loss) of unconsolidated joint ventures and impairment charges	149,080	137,828	139,220

Gain on property dispositions	1,687	10,572	1,633
Income taxes	(494)	(1,645)	709
Equity in earnings (loss) of unconsolidated joint ventures	2,161	2,805	(226)
Impairment charges — investment in unconsolidated joint ventures and other	(82,552)	—	(170)
— goodwill	(15,700)	—	—

Income from continuing operations	54,182	149,560	141,166

Discontinued operations (including net gain on property dispositions of $17,859, $23,519, and $33,611 for the years ended December 31, 2009, 2008 and 2007, respectively)	24,810	30,546	49,144

Net income	78,992	180,106	190,310

Noncontrolling interest-operating partnership	(23,125)	(27,681)	(25,378)
Noncontrolling interest-consolidated joint ventures	509	(483)	(101)

Net income available to common shareholders	$56,376	$151,942	$164,831

Earnings per share
Basic:
Income from continuing operations	$0.30	$1.31	$1.27
Income from discontinued operations	0.22	0.31	0.54

Income per common share — basic	$0.52	$1.62	$1.81

Diluted:
Income from continuing operations	$0.30	$1.31	$1.26
Income from discontinued operations	0.22	0.31	0.54

Income per common share — diluted	$0.52	$1.62	$1.80

Weighted average number of Common Shares outstanding
Basic	107,550	93,615	91,197
Diluted	108,002	93,804	91,803

Amounts attributable to common shareholders
Income from continuing operations	$32,444	$122,688	$117,840
Discontinued operations	23,932	29,254	46,991

Net income available to common shareholders	$56,376	$151,942	$164,831

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

			Accumulated			Total	Noncontroll-	Noncontroll-	Noncontroll-
	Common		Other			Liberty	ing interest-	ing interest-	ing Interest-
	Shares of	Additional	Comprehensive	Distributions	Common	Property Trust	operating	operating	consolidated
	Beneficial	Paid-In	Income	in Excess of	Shares Held	Shareholders’	partnership-	partnership-	joint
	Interest	Capital	(loss)	Net Income	in Treasury	Equity	Common	Preferred	ventures	Total Equity
Balance at January 1, 2007 (see note 8)	$91	$1,905,654	$20,323	$(53,886)	$(1,327)	$1,870,855	$87,097	$210,960	$419	$2,169,331
Net proceeds from the issuance of Common Shares	2	70,363	—	—	—	70,365	—	—	—	70,365
Net proceeds from the issuance of noncontrolling interest- preferred units	—	—	—	—	—	—	—	99,964	—	99,964
Net income	—	—	—	164,831	—	164,831	7,555	17,823	101	190,310
Distributions	—	—	—	(227,585)	—	(227,585)	(10,512)	(17,828)	(3)	(255,928)
Purchase of treasury shares	—	—	—	—	(50,624)	(50,624)	—	—	—	(50,624)
Noncash compensation	—	8,128	—	—	—	8,128	—	—	—	8,128
Foreign currency translation adjustment	—	—	1,055	—	—	1,055				1,055
Redemption of noncontrolling interest-preferred units	—	—	—	—	—	—	—	(22,959)	—	(22,959)

Balance at December 31, 2007 (see note 8)	93	1,984,145	21,378	(116,640)	(51,951)	1,837,025	84,140	287,960	517	2,209,642
Net proceeds from the issuance of Common Shares	8	206,215	—	—	—	206,223	—	—	—	206,223
Net income	—	—	—	151,942	—	151,942	6,669	21,012	483	180,106
Contributions	—	—	—	—	—	—	176	—	—	176
Distributions	—	—	—	(221,023)	—	(221,023)	(10,131)	(21,013)	130	(252,037)
Noncash compensation	—	9,152	—	—	—	9,152	—	—	—	9,152
Foreign currency translation adjustment	—	—	(26,756)	—	—	(26,756)	—	—	—	(26,756)
Redemption of noncontrolling interests — common units	—	2,216	—	—	—	2,216	(2,216)	—	—	—

Balance at December 31, 2008 (see note 8)	101	2,201,728	(5,378)	(185,721)	(51,951)	1,958,779	78,638	287,959	1,130	2,326,506
Net proceeds from the issuance of Common Shares	13	293,845	—	—	—	293,858	—	—	—	293,858
Net income	—	—	—	56,376	—	56,376	2,113	21,012	(509)	78,992
Distributions	—	—	—	(208,566)	—	(208,566)	(7,513)	(21,012)	—	(237,091)
Noncash compensation	—	12,905	—	—	—	12,905	—	—	—	12,905
Foreign currency translation Adjustment	—	—	7,717	—	—	7,717	282	—	—	7,999
Redemption of noncontrolling interests — common units	—	1,226	—	—	—	1,226	(1,226)	—	—	—

Balance at December 31, 2009	$114	$2,509,704	$2,339	$(337,911)	$(51,951)	$2,122,295	$72,294	$287,959	$621	$2,483,169

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$78,992	$180,106	$190,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,575	175,236	163,665
Amortization of deferred financing costs	5,101	4,429	4,137
Impairment charges — investment in unconsolidated joint ventures and other	104,156	3,076	170
Debt extinguishment gain	(1,547)	(2,521)	—
Equity in (earnings) loss of unconsolidated joint ventures	(2,161)	(2,805)	226
Distributions from unconsolidated joint ventures	663	1,660	3,550
Gain on property dispositions	(25,450)	(37,167)	(35,244)
Noncash compensation	12,905	9,152	8,128
Changes in operating assets and liabilities:
Restricted cash	(1,189)	(10,903)	26,211
Accounts receivable	8,238	(4,277)	4,634
Deferred rent receivable	(13,414)	(13,482)	(13,455)
Prepaid expenses and other assets	(19,539)	(26,326)	(14,145)
Accounts payable	(1,099)	(10,913)	3,974
Accrued interest	(5,223)	(3,251)	3,428
Other liabilities	(14,437)	3,935	1,163

Net cash provided by operating activities	298,571	265,949	346,752

INVESTING ACTIVITIES
Investment in properties	(73,078)	(60,078)	(307,846)
Cash paid for business, net of cash acquired	—	—	(626,007)
Investments in and advances to unconsolidated joint ventures	(5,132)	(8,410)	(227,975)
Distributions from unconsolidated joint ventures	20,721	66,660	590
Net proceeds from disposition of properties/land	181,537	382,956	996,474
Investment in development in progress	(69,410)	(247,393)	(417,877)
Investment in land held for development	(29,391)	(47,857)	(137,051)
Increase in deferred leasing costs	(30,949)	(33,325)	(39,232)

Net cash (used in) provided by investing activities	(5,702)	52,553	(758,924)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Shares	293,814	206,349	70,355
Purchase of treasury shares	—	—	(50,624)
Net proceeds from issuance of preferred units	—	—	99,958
Redemption of preferred units	—	—	(23,653)
Net proceeds from issuance of notes payable	—	—	415,063
Repayments of notes payable	—	—	(415,063)
Net proceeds from issuance of unsecured notes	—	—	446,205
Repayments of unsecured notes	(287,179)	(20,872)	(250,000)
Proceeds from mortgage loans	330,250	2,667	—
Repayments of mortgage loans	(54,864)	(46,452)	(16,365)
Proceeds from credit facility	199,150	572,300	1,363,050
Repayments on credit facility	(319,150)	(782,300)	(987,050)
Increase in deferred financing costs	(5,550)	(33)	(1,224)
Distributions paid on Common Shares	(201,984)	(231,325)	(226,718)
Distributions paid on units	(28,520)	(31,648)	(27,612)

Net cash (used in) provided by financing activities	(74,033)	(331,314)	396,322

Increase (decrease) in cash and cash equivalents	218,836	(12,812)	(15,850)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,816	(9,383)	102
Cash and cash equivalents at beginning of year	15,794	37,989	53,737

Cash and cash equivalents at end of year	$237,446	$15,794	$37,989

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at December 31, 2009. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
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
FASB Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to US GAAP in its financial statements issued beginning with the period ended September 30, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Capital improvements	15 – 20 years
Equipment	5 – 10 years
Tenant improvements	Term of the related lease
Expenditures directly related to acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. In accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), effective January 1, 2009, acquisition-related costs are expensed as incurred. Expenditures for maintenance and repairs are charged to operations as incurred.
In accordance with ASC 805, the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangibles relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases.

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
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investments is determined using a discounted cash flow model which is a Level III valuation under ASC 820. The Company considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized.
During the quarter ended December 31, 2009, the Company recognized impairment charges related to the decline in the fair values below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. The Company considered the decline in fair value below the carrying value of $78.8 million to be other-than-temporary. The investment in unconsolidated joint ventures was impaired for the following segments as of December 31, 2009:

Impairment
Segment	amount
Midwest	$6,963
Philadelphia/D.C.	64,060
United Kingdom	7,779

Total	$78,802

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

Accounts Receivable/Deferred Rent Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments due under the terms of tenant leases. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable and deferred rent receivable balances are collectible. Based on this review, accounts receivable and deferred rent receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance or the deferred rent receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance is written off.
The allowance for doubtful accounts at December 31, 2009 and 2008 was $11.1 million and $8.5 million, respectively. The Company’s bad debt expense for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $4.8 million and $3.4 million, respectively.
Goodwill
Goodwill represents the amounts paid in excess of the fair value of the net assets acquired in connection with the acquisition of Republic Property Trust in October 2007. Pursuant to FASB ASC 350, “Intangible — Goodwill and other” (“ASC 350”), goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic Property Trust, goodwill and other intangibles of $15.7 million were recorded. The goodwill was assigned to the Northern Virginia/Washington, D.C. operation (“reporting unit”) which is part of the Philadelphia/D.C. reportable segment and was included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company assesses goodwill for impairment annually in November and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with ASC 350, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. The estimated fair value of the reporting unit is determined using a discounted cash flow model which considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. An impairment loss of $15.7 million was recognized during the fourth quarter of the year ended December 31, 2009 and there is no longer any goodwill in the Company’s Consolidated Balance Sheet. No impairment losses were recognized during the years ended December 31, 2008 or 2007.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following conditions are met:
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
Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of noncontrolling interest-preferred units.
Subsequent events
Subsequent events have been evaluated through February 26, 2010, the date of issuance of these financial statements.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	2009			2008
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share

Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$32,444	107,550	$0.30	$122,688	93,615	$1.31
Dilutive shares for long-term compensation plans	—	452		—	189

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	32,444	108,002	$0.30	122,688	93,804	$1.31

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	23,932	107,550	$0.22	29,254	93,615	$0.31
Dilutive shares for long-term compensation plans	—	452		—	189

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	23,932	108,002	$0.22	29,254	93,804	$0.31

Basic income per common share
Net income available to common shareholders	56,376	107,550	$0.52	151,942	93,615	$1.62
Dilutive shares for long-term compensation plans	—	452		—	189

Diluted income per common share
Net income available to common shareholders and assumed conversions	$56,376	108,002	$0.52	$151,942	93,804	$1.62

	2007
		Weighted
		Average
	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$117,840	91,197	$1.27
Dilutive shares for long-term compensation plans	—	606

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	117,840	91,803	$1.26

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	46,991	91,197	$0.54
Dilutive shares for long-term compensation plans	—	606

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	46,991	91,803	$0.54

Basic income per common share
Net income available to common shareholders	164,831	91,197	$1.81
Dilutive shares for long-term compensation plans	—	606

Diluted income per common share
Net income available to common shareholders and assumed conversions	$164,831	91,803	$1.80

Dilutive shares for long-term compensation plans represent the vested and unvested Common Shares outstanding during the year as well as the dilutive effect of outstanding options. The anti-dilutive options that were excluded from the computation of diluted income per common share in 2009, 2008 and 2007 were 2,661,000, 1,145,000 and 629,000, respectively.
During the year ended December 31, 2009, 187,000 common shares were issued upon the exercise of options.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2009 for comparable loans, is less than the aggregate carrying value by approximately $33.5 million at December 31, 2009.
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
There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest or penalties deducted in the current period and no interest and penalties accrued at December 31, 2009 and December 31, 2008.

Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards available of approximately $18.8 million. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2006.
The Federal tax cost basis of the real estate at December 31, 2009 was $5.4 billion and at December 31, 2008 was $5.5 billion.
Share Based Compensation
Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive income (loss) consists solely of the foreign currency translation adjustments described above. Other comprehensive income (loss) was $8.0 million, ($26.8) million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest-common units.
Recently Issued Accounting Standards
Beginning in the first quarter of 2010, the Company will be required to conduct an ongoing assessment to determine whether each entity in which it has an equity interest is a variable interest entity that should be consolidated if certain qualitative factors indicate that the Company has the controlling interest. This accounting change is required to be retroactively applied for all periods presented. The adoption of this requirement is not expected to have a material impact on the Company’s financial statements.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2009 and 2008 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2009
Industrial properties	$377,201	$1,902,838	$2,280,039	$475,180
Office properties	473,358	2,507,416	2,980,774	618,766

2009 Total	$850,559	$4,410,254	$5,260,813	$1,093,946

2008
Industrial properties	$354,753	$1,795,335	$2,150,088	$423,415
Office properties	447,010	2,396,026	2,843,036	539,628

2008 Total	$801,763	$4,191,361	$4,993,124	$963,043

Depreciation expense was $144.5 million in 2009, $147.2 million in 2008 and $135.4 million in 2007.

As of December 31, 2009, the Company had commenced development on three properties, which upon completion are expected to comprise 381,000 square feet of leaseable space. As of December 31, 2009, $66.7 million had been expended for the development of these projects and an additional $16.7 million is estimated to be required for completion.
Additionally, unconsolidated joint ventures in which the Company had an interest had commenced development on two properties, which upon completion are expected to comprise 600,000 square feet of leaseable space. As of December 31, 2009, $133.6 million had been expended for the development of these projects and an additional $26.5 million is estimated to be required for completion.
Information on the operating properties the Company sold during the years ended December 31, 2009 and 2008 is as follows:

2009 Sales	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)

Northeast
Southeastern PA	8	595,712	$43,920
New Jersey	5	379,529	37,564
Midwest	3	338,690	17,540
Mid-Atlantic	9	671,633	51,263
Florida	4	296,540	15,275

Total	29	2,282,104	$165,562

2008 Sales	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)

Northeast
Southeastern PA	2	166,160	$33,557
New Jersey	5	159,989	15,100
Midwest	3	125,876	9,420
Mid-Atlantic	2	129,150	16,650
Florida	1	83,583	5,300

Total	13	664,758	$80,027

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
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company’s Northeast reportable segment.
As of December 31, 2009, the joint venture owned 24 industrial properties totaling 3.3 million square feet and 43 acres of developable land.
The Company recognized $682,000, $765,000 and $664,000 in fees for services during the years ended December 31, 2009, 2008 and 2007, respectively.
Kings Hill Unit Trust
The Company has a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company’s United Kingdom reportable segment.

As of December 31, 2009, the joint venture owned 10 office properties and five industrial properties totaling 536,000 square feet.
The Company holds a $4.5 million note receivable from Kings Hill Unit Trust. The note receivable bears interest at a 9% rate and is due in December 2010. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures the Company’s consolidated balance sheets.
Income from fees and interest was $492,000, $603,000 and $1.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was then developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition had not been met and the transaction was accounted for as a financing arrangement. This joint venture is part of the Company’s Philadelphia/D.C. reportable segment.
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
As of December 31, 2009, the Company had a $2.4 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet.
The Company recognized $1.9 million and $883,000 in fees for services during the years ended December 31, 2009 and 2008, respectively.
Liberty Illinois, LP
The Company has a 25% interest in Liberty Illinois, LP, an entity engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company’s Midwest reportable segment.
As of December 31, 2009, the joint venture owned 14 industrial properties totaling 4.6 million square feet and 346 acres of developable land, as well as a development property that, when completed, is expected to contain an additional 464,000 square feet of leaseable space. The Company has guaranteed cost overruns in excess of the approved project budget for the development property. The Company considers the likelihood of being required to make payments under the guarantee remote.
The Company recognized $890,000, $1.2 million and $791,000 in fees for services during the years ended December 31, 2009, 2008 and 2007, respectively.
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 483,000 square feet of office properties and 98 acres of developable land. This joint venture is part of the Company’s United Kingdom reportable segment.
The Company holds a $6.9 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture. The note receivable bears interest at a 10% rate and is due in December 2017. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures the Company’s consolidated balance sheets.
The Company recognized $376,000, $449,000 and $446,000 in fees for services during the years ended December 31, 2009, 2008 and 2007, respectively.

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
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio (“Republic Disposition”). The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. This joint venture is part of the Company’s Philadelphia/D.C. reportable segment.
The Company has a $900,000 note payable due to Liberty Washington, LP. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet.
The Company had a $59.5 million note receivable from Liberty Washington, LP that was repaid in 2008.
The Company recognized $4.1 million, $5.6 million and $2.1 million in interest and fees for services during the year ended December 31, 2009, 2008 and 2007, respectively.
Other Joint Ventures
As of December 31, 2009, the Company has a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has four operating properties and an investment in land held for development and is part of the Company’s Florida reportable segment. One of these joint ventures has one operating property, an investment in land held for development and a leasehold interest and is part of the Company’s United Kingdom reportable segment. The other joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company’s United Kingdom reportable segment.
The Company’s share of each of the joint venture’s earnings is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

The condensed balance sheets as of December 31, 2009 and 2008 and statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty Commerz 1701 JFK Boulevard, LP and other unconsolidated joint ventures for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):
Balance Sheets:

	December 31, 2009
				Blythe		Liberty Commerz
	Liberty	Kings Hill	Liberty	Valley JV	Liberty	1701 JFK
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Boulevard, LP	Other	Total

Real estate assets	$132,016	$190,110	$229,149	$209,869	$777,491	$493,119	$72,954	$2,104,708
Accumulated depreciation	(19,689)	(13,081)	(18,409)	(10,651)	(50,090)	(27,880)	(2,204)	(142,004)

Real estate assets, net	112,327	177,029	210,740	199,218	727,401	465,239	70,750	1,962,704

Development in progress	—	—	21,800	—	111,830	—	—	133,630
Land held for development	2,735	—	42,723	48,013	2,000	—	22,083	117,554
Other assets	11,755	9,855	11,993	12,667	52,722	46,821	34,698	180,511

Total assets	$126,817	$186,884	$287,256	$259,898	$893,953	$512,060	$127,531	$2,394,399

Debt	$76,765	$153,549	$151,270	$199,370	$347,046	$324,000	$54,935	$1,306,935
Other liabilities	2,104	41,826	6,786	51,262	31,706	10,478	17,149	161,311
Equity	47,948	(8,491)	129,200	9,266	515,201	177,582	55,447	926,153

Total liabilities and equity	$126,817	$186,884	$287,256	$259,898	$893,953	$512,060	$127,531	$2,394,399

Company’s net investment in unconsolidated joint ventures (1)	$11,238	$3,198	$19,567	$3,383	$73,369	$36,461	$28,368	$175,584

	December 31, 2008
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Real estate assets	$119,523	$170,521	$227,318	$189,256	$804,587	$492,189	$57,933	$2,061,327
Accumulated depreciation	(16,285)	(8,971)	(12,436)	(5,301)	(28,515)	(14,013)	(790)	(86,311)

Real estate assets, net	103,238	161,550	214,882	183,955	776,072	478,176	57,143	1,975,016

Development in progress	9,948	—	16,252	—	101,653	—	7,524	135,377
Land held for development	2,733	—	42,338	42,668	7,859	—	14,435	110,033
Other assets	13,585	10,481	9,506	10,353	58,485	65,495	31,654	199,559

Total assets	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Debt	$82,813	$138,634	$145,504	$180,004	$350,121	$324,000	$38,830	$1,259,906
Other liabilities	2,168	38,112	7,481	37,899	40,919	32,362	19,764	178,705
Equity	44,523	(4,715)	129,993	19,073	553,029	187,309	52,162	981,374

Total liabilities and equity	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Company’s net investment in unconsolidated joint ventures (1)	$10,355	$3,415	$26,583	$9,129	$138,102	$50,899	$28,119	$266,602

(1)
Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of impairments related to the Company’s investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) is typically depreciated over the life of the related asset.

Statements of Operations:

	Year Ended December 31, 2009
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$18,407	$16,197	$22,191	$13,325	$74,850	$61,094	$4,928	$210,992

Operating expense	6,559	2,649	8,350	6,120	26,159	21,170	2,435	73,442

	11,848	13,548	13,841	7,205	48,691	39,924	2,493	137,550

Interest	(4,992)	(7,674)	(7,469)	(13,084)	(17,086)	(20,455)	(2,915)	(73,675)
Depreciation and amortization	(4,255)	(4,559)	(7,117)	(5,576)	(30,727)	(15,498)	(1,594)	(69,326)
Other income/(expense)	131	(602)	(50)	(175)	280	(378)	156	(638)
Impairment charges	—	—	—	—	(39,380)	—	—	(39,380)

Net income (loss)	$2,732	$713	$(795)	$(11,630)	$(38,222)	$3,593	$(1,860)	$(45,469)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$905	$334	$181	$(1,318)	$1,649	$1,241	$(831)	$2,161

	Year Ended December 31, 2008
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$19,075	$18,057	$22,811	$15,386	$76,552	$43,607	$3,056	$198,544
Operating expense	7,074	2,490	7,003	2,377	24,440	15,080	709	59,173

	12,001	15,567	15,808	13,009	52,112	28,527	2,347	139,371

Interest	(4,522)	(9,900)	(7,833)	(14,253)	(17,670)	(15,454)	(2,057)	(71,689)
Depreciation and amortization	(4,162)	(5,272)	(7,378)	(5,911)	(34,951)	(10,941)	(862)	(69,477)
Other income/(expense)	2,473	(924)	195	(467)	722	191	(96)	2,094
Gain on sale	(3)	—	—	—	—	—	102	99

Net income (loss)	$5,787	$(529)	$792	$(7,622)	$213	$2,323	$(566)	$398

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,645	$167	$549	$(1,370)	$1,288	$685	$(159)	$2,805

	Year Ended December 31, 2007
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$18,457	$19,696	$17,360	$5,920	$18,203	$—	$397	$80,033
Operating expense	5,807	2,374	4,433	5,265	4,273	—	131	22,283

	12,650	17,322	12,927	655	13,930	—	266	57,750

Interest	(4,240)	(14,583)	(6,297)	(6,009)	(4,299)	—	(253)	(35,681)
Depreciation and amortization	(4,228)	(7,058)	(6,316)	(2,201)	(8,969)	—	(70)	(28,842)
Other income/(expense)	(76)	(645)	(266)	(220)	(1,337)	—	359	(2,185)
Gain on sale	524	—	—	—	—	—	867	1,391

Net income (loss)	$4,630	$(4,964)	$48	$(7,775)	$(675)	$—	$1,169	$(7,567)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,320	$(732)	$399	$(1,514)	$(232)	$—	$533	$(226)

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008

Deferred leasing costs	$188,043	$185,387
Deferred financing costs	40,952	39,972
In-place lease value and related intangible asset	38,743	46,346

	267,738	271,705

Accumulated amortization	(133,429)	(139,078)

Total	$134,309	$132,627

6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the credit facility. The weighted average interest rates for the years ended December 31, 2009, 2008 and 2007, were 6.2%, 6.1% and 6.5%, respectively. Interest costs during the years ended December 31, 2009, 2008 and 2007 in the amount of $7.6 million, $20.0 million and $45.7 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2009, 2008 and 2007, was $159.7 million, $177.0 million and $172.9 million, respectively.
During the year ended December 31, 2009, the Company satisfied a 7.75% senior unsecured note in full by paying $238.6 million in outstanding principal amount and satisfied an 8.125% medium term unsecured note in full by paying $20.0 million in outstanding principal amount.
During the year ended December 31, 2009, the Company purchased $11.4 million of its 7.75% Senior Notes due April 2009, $6.9 million of its 8.50% Senior Notes due August 2010, $3.5 million of its 7.25% Senior Notes due March 2011, $4.9 million of its 6.375% Senior Notes due August 2012 and $3.5 million of its 6.625% Senior Notes due October 2017. These notes were purchased at a $1.5 million aggregate discount. The discount is included in net income as a debt extinguishment gain.

During the year ended December 31, 2009, the Company closed on mortgages totaling $330.3 million bearing interest at an average rate of 7.1%. The net proceeds of these mortgages were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
During the year ended December 31, 2008, the Company purchased $23.4 million of its 8.5% Senior Notes due August 2010. These notes were purchased at a $2.5 million discount. The discount is included in net income as a debt extinguishment gain.
During the year ended December 31, 2007, the Company satisfied a 7.25% senior unsecured note with an original principal amount of $100 million and issued a $300 million original principal amount 6.625% senior unsecured note due October 1, 2017. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” In addition to the covenants listed below the Company’s credit facility also contained a financial covenant that restricted distributions to common share and common unit holders to 90% of Funds from Operations (as defined by the National Association of Real Estate Investment Trusts, which definition includes non-cash impairment charges.) As of December 31, 2009, the Company was not in compliance with this covenant. The Company obtained a waiver of this covenant from the participating banks in the credit facility through September 30, 2010. As of December 31, 2009, the Company was in compliance with all other financial covenants.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2010 to 2017 are collateralized by and in some instances cross-collateralized by properties with a net book value of $805.9 million.
The interest rates on $2,153.6 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.8 years.
Credit Facility
$600 Million Unsecured Revolving Credit Facility
The Company has a $600 million unsecured revolving credit facility (the “$600 million Credit Facility”). Based on the Company’s present ratings, borrowings under the $600 million Credit Facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $140.0 million of borrowings outstanding as of December 31, 2009 was 0.88%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB+ from Moody’s, S&P and Fitch, respectively. There is also a 15 basis point annual facility fee on the current borrowing capacity. The Company has exercised its one year renewal option and the Credit Facility now expires in January 2011. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
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

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the $600 million Credit Facility and the related weighted average interest rates are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal		Unsecured	Credit		Interest
	Amortization	Maturities		Notes	Facility	Total	Rate
2010	$6,416	$4,736		$169,739	$—	$180,891	8.34%
2011	6,753	10,741		246,500	140,000	403,994	4.74%
2012	4,643	190,349	(1)	230,100	—	425,092	6.65%
2013	3,858	4,511		—	—	8,369	5.79%
2014	4,352	2,684		200,000	—	207,036	5.67%
2015	3,932	44,469		300,000	—	348,401	5.25%
2016	2,461	182,318		300,000	—	484,779	6.11%
2017	1,770	—		296,543	—	298,313	6.62%
2018 & thereafter	—	—		100,000	—	100,000	7.50%

	$34,185	$439,808		$1,842,882	$140,000	$2,456,875	6.15%

(1)	There are two one-year extensions for $160,456 of mortgages.
7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$478,755
2011	433,482
2012	378,623
2013	318,552
2014	251,582
Thereafter	841,383

TOTAL	$2,702,377

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. SHAREHOLDERS’ EQUITY
Common Shares
The Company paid to holders of its Common Shares and holders of its common units distributions of $209.6 million, $241.8 million and $237.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $1.90, $2.50 and $2.485 during the years ended December 31, 2009, 2008 and 2007, respectively.
The following table summarizes the taxability of common share distributions (taxability for 2009 is estimated):

	2009	2008	2007

Ordinary dividend	$1.6772	$2.0186	$1.6771
Qualified dividend	—	0.3422	0.0904
Capital gain — 15%	0.0976	0.0664	0.3543
IRC Sec 1250 recapture gain — 25%	0.1252	0.0728	0.3632
Return of capital	—	—	—

Total	$1.9000	$2.5000	$2.4850

The Company’s tax return for the year ended December 31, 2009 has not been filed. The taxability information presented for the 2009 distributions is based upon the best available data. The Company’s prior federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Common Shares Held in Treasury
The Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company’s Common Shares and preferred shares (as defined below).
During the year ended December 31, 2007, the Company purchased 1,190,809 Common Shares for $50.6 million as part of the share repurchase plan. The Company purchased no Common Shares under the share repurchase plan during 2009 or 2008.
Common Units
The common units outstanding as of December 31, 2009 have the same economic characteristics as common shares of the Trust. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 4,011,354 common units of the Operating Partnership not held by the Trust based on the closing price of the shares of the Company at December 31, 2009 was $128.4 million.
No common units were issued in connection with acquisitions during 2009, 2008 or 2007. A reclassification from noncontrolling interests — common units to additional paid in capital was made reflecting the effect of the cumulative redemption of common units to common shares in the amount of $38.9 million, $36.7 million and $118.8 million at December 31, 2008, 2007 and 2006, respectively.
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
During the year ended December 31, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs, which was recorded in noncontrolling interest-operating partnership in the accompanying consolidated financial statements.

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2009	2008	2007
Distributions (in millions)	$21.0	$21.0	$17.1
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series D	—	—	$1.74
Series E	$3.50	$3.50	$3.50
Series F	$3.33	$3.33	$3.33
Series G	$3.35	$3.35	$3.35
Series H	$1.85	$1.85	$0.67
As of December 31, 2009, the Company has 6,273,000 authorized but unissued preferred shares.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of Common Shares may elect to automatically reinvest their distributions in additional Common Shares and may make optional cash payments for additional Common Shares. The Company may issue additional Common Shares or repurchase Common Shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2009, 2008, and 2007, 304,587, 1,328,376, and 1,366,066 Common Shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
Continuous Equity Offering
During the years ended December 31, 2009 and 2008, the Company sold common shares pursuant to its continuous offering program. During the years ended December 31, 2009 and 2008, the Company sold 12.8 million and 495,000 common shares, respectively, through this program. The net proceeds from the offering of $283.2 million and $10.8 million for the years ended December 31, 2009 and 2008, respectively, were used for general corporate purposes, including the funding of maturing senior note obligations.
Sale of Common Shares
In October 2008, the Company sold 4,750,000 Common Shares. The net proceeds of the offering of $149.5 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
9. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3% of the employees’ salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $802,000, $1.4 million and $912,000 for the years ended December 31 2009, 2008 and 2007, respectively.
10. SHARE BASED COMPENSATION
2008 Plan
In March 2008, the Compensation Committee of the Board of Trustees (the “Board”) adopted a 2008 Long-Term Incentive Plan (the “2008 Plan”) which is applicable to the Company’s executive officers. Pursuant to the 2008 Plan grants of stock options and restricted stock units were made.
Options
The Company has authorized the grant of options under the share-based employee compensation plan (the “Plan”) and the 2008 Plan to executive officers, other key employees, non-employee trustees and consultants of up to 21.1 million Common Shares of the Company. All options granted have 10-year terms and most options vest and are expensed over a three-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $1.0 million and $904,000, respectively.

The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.6%	2.7%	4.6%
Dividend yield	8.5%	7.0%	5.1%
Volatility factor	0.325	0.221	0.183
Weighted-average expected life	5 years	5 years	5 years
A summary of the Company’s share option activity, and related information for the year ended December 31, 2009 follows:

		Weighted
		Average
	Options	Exercise
	(000s)	Price
Outstanding at January 1, 2009	2,892	$34.09
Granted	514	20.44
Exercised	(187)	22.79
Forfeited	(35)	28.07

Outstanding at December 31, 2009	3,184	$32.61

Exercisable at December 31, 2009	1,950	$35.21
The weighted average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.30, $2.64 and $5.60, respectively. Exercise prices for options outstanding as of December 31, 2009 ranged from $20.32 to $49.74. The weighted average remaining contractual life of the options outstanding and exercisable at December 31, 2009 was 5.7 years and 3.8 years, respectively.
During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $1.7 million, $2.6 million and $7.7 million, respectively. As of December 31, 2009, 800,000 of the options outstanding and exercisable had an exercise price higher than the closing price of the Company’s Common Shares and are considered to have no intrinsic value. As of December 31, 2009, 1.2 million options outstanding and exercisable had an exercise price lower than the closing price of the Company’s Common Shares. The aggregate intrinsic value of these options was $2.6 million. The total cash received from the exercise of options for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $6.5 million and $8.7 million, respectively. The Company has historically issued new shares to satisfy share option exercises.
As of December 31, 2009, there was $1.2 million of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.
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
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2009, 2008 and 2007 were $8.1 million, $4.4 million and $3.8 million, respectively.

The following table shows a summary of the Company’s restricted LTI share activity for the year ended December 31, 2009:

		Weighted Avg
	Shares	Grant Date
	(000s)	Fair value
Nonvested at January 1, 2009	358	$39.13
Granted	345	20.52
Vested	(107)	41.48

Nonvested at December 31, 2009	596	$27.94

The weighted average fair value of restricted shares granted during the years ended December 31, 2009, 2008 and 2007 was $20.52 per share, $31.04 per share and $49.53 per share. As of December 31, 2009, there was $9.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of restricted shares vested during the years ended December 31, 2009, 2008 and 2007 was $4.4 million, $3.5 million and $2.4 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of Common Shares in lieu of cash (“Bonus Shares”). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2009, 2008 and 2007 were 80,187, 83,015 and 64,755, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2009, 2008 and 2007 was $1.7 million, $2.6 million and $2.9 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of Common Shares depending on Company performance. Shares issued in conjunction with the profit sharing plan for the years ended December 31, 2009, 2008 and 2007 were 23,849, 15,517 and 3,457 shares, respectively.
An additional 9,142,276, 1,751,912 and 2,738,176 Common Shares were reserved for issuance for future grants under the Share Incentive Plan at December 31, 2009, 2008 and 2007, respectively.
Employee Share Purchase Plan
The Company registered 750,000 Common Shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. There were 19,137, 17,618 and 13,414 shares issued, in accordance with the ESPP, during the years ended December 31, 2009, 2008 and 2007, respectively.
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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.2 million. The Company has not guaranteed any of the debt of the unconsolidated joint ventures.
The Company has guaranteed the interest payments under its mortgage loan for its unconsolidated joint venture Blythe Valley JV Sarl for a maximum of $1.3 million.
The Company has letter of credit obligations of $1.5 million related to development requirements. It is remote that there will be a draw upon these letter of credit obligations.

The Company is obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $18.9 million.
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
In accordance with ASC 450 “Contingencies,” the Company will record a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcome of any litigation is uncertain, the Company believes that such legal actions will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2009 and 2008 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2009	2008	2008	2008	2008

Operating revenue	$187,577	$187,295	$183,967	$185,418	$184,767	$182,360	$178,412	$185,813

Income from continuing operations	(57,586)	39,958	38,728	33,082	47,958	33,831	33,823	33,948

Discontinued operations	8,780	10,786	4,484	760	11,421	12,122	4,555	2,448

Net Income	(48,806)	50,744	43,212	33,842	59,379	45,953	38,378	36,396

Income per common share — basic (1)	(0.46)	0.39	0.35	0.28	0.53	0.41	0.34	0.33

Income per common share — diluted (1)	(0.46)	0.39	0.35	0.28	0.53	0.41	0.34	0.33

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

13. SEGMENT INFORMATION
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia/D.C.	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
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
The operating information by segment is as follows (in thousands):
YEAR ENDED DECEMBER 31, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New				phila-	united
	PA	PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$183,794	$100,746	$31,089	$82,817	$136,607	$182,740	$22,061	$4,403	$744,257
Rental property expenses and real estate taxes	59,496	27,374	12,724	31,693	40,173	59,036	5,213	935	236,644

Property level operating income	$124,298	$73,372	$18,365	$51,124	$96,434	$123,704	$16,848	$3,468	$507,613

Interest and other income									11,503
Debt extinguishment gain									1,547
Interest expense									(149,569)
General and administrative									(51,250)
Depreciation and amortization									(170,764)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges									149,080
Gain on property dispositions									1,687
Income taxes									(494)
Equity in earnings of unconsolidated joint ventures									2,161
Impairment charges — investment in unconsolidated joint ventures and other									(82,552)
— goodwill									(15,700)
Discontinued operations									24,810

Net income									$78,992

YEAR ENDED DECEMBER 31, 2008

	Northeast
	Southeastern	Lehigh/ Central	New		mid-		phila-	united
	PA	PA	Jersey	Midwest	atlantic	South	delphia	kingdom	total
Operating revenue	$176,494	$97,066	$32,528	$81,715	$138,646	$171,138	$29,426	$4,339	$731,352
Rental property expenses and real estate taxes	57,251	26,273	12,888	30,011	40,482	57,192	7,791	1,044	232,932

Property level operating income	$119,243	$70,793	$19,640	$51,704	$98,164	$113,946	$21,635	$3,295	$498,420

Interest and other income									13,440
Debt extinguishment gain									2,521
Interest expense									(152,896)
General and administrative									(54,467)
Depreciation and amortization									(169,190)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									137,828

Gain on property dispositions									10,572
Income taxes									(1,645)
Equity in earnings of unconsolidated joint ventures									2,805
Discontinued operations									30,546

Net income									$180,106

YEAR ENDED DECEMBER 31, 2007

	Northeast
		Lehigh/ Central					phila-
	Southeastern PA	PA	New Jersey	Midwest	mid-atlantic	South	delphia	united kingdom	total
Operating revenue	$170,507	$89,940	$30,684	$77,980	$124,539	$148,816	$23,963	$2,715	$669,144
Rental property expenses and real estate taxes	56,417	23,044	11,939	27,051	37,342	49,687	5,637	35	211,152

Property level operating income	$114,090	$66,896	$18,745	$50,929	$87,197	$99,129	$18,326	$2,680	$457,992

Interest and other income									11,678
Interest expense									(124,217)
General and administrative									(54,325)
Depreciation and amortization									(151,908)

Income before property dispositions, income taxes, equity in loss of of unconsolidated joint ventures and impairment charges									139,220
Gain on property dispositions									1,633
Income taxes									709
Equity in loss of unconsolidated joint ventures									(226)
Impairment charges — investment in unconsolidated joint ventures and other									(170)
Discontinued operations									49,144

Net income									$190,310

	Real Estate Related Revenues
	Year Ended December 31,
Product Type Information	2009	2008	2007
Industrial	$301,781	$291,775	$265,279
Office	442,476	439,577	403,865

Total operating revenue	$744,257	$731,352	$669,144

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/
	Southeaste	Central			Mid-		Phila-	United
	rn PA	PA	New Jersey	Midwest	Atlantic	South	Delphia	Kingdom (1)	Total

January 1, 2009	$1,112,233	$727,520	$189,010	$541,836	$983,588	$1,290,144	$110,380	$38,413	$4,993,124
Additions	10,976	99,544	3,754	11,449	63,173	96,345	36,299	4,088	325,628
Dispositions	(2,131)	(4,855)	(16,125)	(7,353)	(17,759)	(9,716)	—	—	(57,939)

December 31, 2009	$1,121,078	$822,209	$176,639	$545,932	$1,029,002	$1,376,773	$146,679	$42,501	5,260,813

Accumulated depreciation									(1,093,946)
Development in progress									66,714
Land held for development									218,633
Other assets									775,207

Total assets at December 31, 2009									$5,227,421

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/
	Southeastern	Central					Phila-	United
	PA	PA	New Jersey	Midwest	Mid-Atlantic	South	Delphia	Kingdom (1)	Total
January 1, 2008	$1,095,369	$655,619	$177,218	$543,445	$948,115	$1,184,349	$470,548	$51,532	$5,126,195
Additions	40,096	71,901	22,713	7,319	50,811	109,095	7,729	(13,119)	296,545
Dispositions	(23,232)	—	(10,921)	(8,928)	(15,338)	(3,300)	(367,897)	—	(429,616)

December 31, 2008	$1,112,233	$727,520	$189,010	$541,836	$983,588	$1,290,144	$110,380	$38,413	4,993,124

Accumulated depreciation									(963,043)
Development in progress									245,463
Land held for development									209,551
Assets held for sale									98,706
Other assets									633,234

Total assets at December 31, 2008									$5,217,035

(1)	United Kingdom additions are impacted by foreign currency translation gain or loss.

14. ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
Discontinued Operations
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $165.6 million, $80.0 million and $369.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues	$15,491	$30,531	$61,067
Operating expenses	(3,833)	(11,462)	(22,358)
Interest expense	(2,195)	(4,982)	(9,798)
Depreciation and amortization	(2,512)	(7,060)	(13,378)

Income before property dispositions and impairment charges	$6,951	$7,027	$15,533

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the years ended December 31, 2009, 2008 and 2007, the Company recognized impairment losses of $9.5 million (excludes $94.5 million non-cash impairment charges. See Note 2), $3.1 million and $0.2 million, respectively. The impairment losses are for operating properties or land parcels and were in the segments and for the amounts as indicated below (amounts in thousands):

	Year Ended December 31,
Segment	2009	2008	2007
Northeast	$1,251	$957	$39
Midwest	837	1,490	131
Mid-Atlantic	3,992	629	—
Florida	292	—	—
Philadelphia/D.C.	3,137	—	—

Total	$9,509	$3,076	$170

Impairment losses of $280,000 were recognized in the fourth quarter of 2009.
For the year ended December 31, 2009, $5.8 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations and $3.7 million in impairment was included in the caption impairment charges — investment in unconsolidated joint ventures and other in the Company’s statement of operations. For the year ended December 31, 2008, $3.1 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations. For the year ended December 31, 2007, $0.2 million in impairment was included in the caption impairment charges — investment in unconsolidated joint ventures and other in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2009.

15. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Write-off of fully depreciated property and deferred costs	$76,714	$31,421	$102,902
Acquisition of properties	—	—	(73,556)
Assumption of mortgage loans	—	—	73,556
Increase in investment in unconsolidated joint ventures	—	(35,172)	—
Disposition of properties/development in progress	—	173,624	—
Disposition of deferred leasing/financing costs	—	12,526	—
Reduction of accounts receivable	—	7,854	—
Reduction of deferred rent receivable	—	6,580	—
Reduction of prepaid and other assets	—	38,486	—
Reduction of Credit Facility	—	(152,960)	—
Reduction of other liabilities	—	(50,938)	—

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	4,804,279	5,816,839	23,674,823	29,491,662	2,192,955	2005	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,377,970	107,307	1,371,822	1,479,129	864,539	1980	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	919,724	1981	40 yrs.
7437 Industrial Boulevard	Allentown, PA	*	717,488	5,022,413	3,000,614	726,651	8,013,864	8,740,515	3,362,998	1976	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	7,309,880	1,197,447	7,300,209	8,497,656	2,749,783	1996	40 yrs.
400 Nestle Way	Allentown, PA	19,993,555	8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	9,791,909	1997	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	4,089,940	2,670,673	17,397,523	20,068,197	5,075,727	1988	40 yrs.
700 Nestle Way	Allentown, PA	*	3,473,120	—	20,083,721	4,174,970	19,381,870	23,556,841	6,104,911	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	213,047	269,614	1,057,116	1,326,730	354,746	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	436,346	463,123	1,885,196	2,348,319	736,944	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	314,252	489,749	1,972,343	2,462,092	640,184	1998	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,183,790	1,147,541	7,271,832	8,419,373	2,526,061	1985	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	660,579	1,127,805	3,969,711	5,097,516	1,163,852	1993	40 yrs.
8014 Industrial Boulevard	Allentown, PA	*	4,019,258	—	9,764,774	3,645,117	10,138,915	13,784,032	3,341,045	1999	40 yrs.
705 Boulder Drive	Allentown, PA	*	4,484,096	—	15,194,668	4,486,836	15,191,928	19,678,764	3,524,004	2001	40 yrs.
651 Boulder Drive	Allentown, PA	—	4,308,646	—	18,056,549	4,308,646	18,056,549	22,365,194	3,827,258	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	*	2,564,167		8,911,345	2,571,466	8,904,047	11,475,513	2,171,847	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	*	1,025,667		5,346,179	1,035,854	5,335,991	6,371,846	1,109,398	2002	40 yrs.
650 Boulder Drive	Allentown, PA	*	5,208,248		31,405,185	9,961,788	26,651,645	36,613,433	4,756,705	2002	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	1,016,649	2002	40 yrs.
200 Boulder Drive	Allentown, PA	*	4,722,683	18,922,645	541,304	4,722,683	19,463,949	24,186,632	2,588,889	2004	40 yrs.
250 Boulder Drive	Allentown, PA	*	3,599,936	12,099,145	2,087,298	3,717,733	14,068,646	17,786,379	2,088,906	2004	40 yrs.
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,103,907	7,521,211	26,308,644	33,829,856	2,205,417	2005	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,833,097	458,945	2,832,433	3,291,378	1,466,473	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,744,192	541,459	3,743,528	4,284,987	1,868,661	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,765,090	707,867	2,764,425	3,472,293	1,512,805	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,885,003	560,691	3,684,339	4,245,030	1,677,570	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,920,859	532,047	4,920,080	5,452,127	2,774,933	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,475,773	389,081	3,475,020	3,864,101	1,839,464	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,893,307	422,730	3,892,620	4,315,349	2,134,789	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,556,174	144,248	2,555,426	2,699,674	1,496,730	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	2,126,673	139,480	2,126,009	2,265,489	1,330,273	1985	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	876,165	141,746	875,488	1,017,234	514,307	1985	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,196,420	98,986	1,196,420	1,295,406	806,648	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,918,272	129,142	1,917,583	2,046,726	1,333,081	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,347,075	104,453	1,346,288	1,450,740	689,811	1981	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	502,487	163,735	2,232,752	2,396,487	961,223	1986	40 yrs.
744 Roble Road	Allentown, PA	—	159,771	1,734,229	271,718	161,371	2,004,347	2,165,718	818,827	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	610,844	119,711	2,045,133	2,164,844	829,879	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,791,480	484,361	1,760,434	2,244,795	793,672	1996	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	313,180	213,879	1,408,117	1,621,996	449,416	1990	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	369,187	1,093,724	4,218,725	5,312,449	1,670,086	1990	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	23,630,722	3,752,293	23,548,685	27,300,978	11,414,778	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	660,865	1985	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	4,243,453	545,172	4,368,571	4,913,743	2,063,867	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	4,293,944	190,728	4,462,216	4,652,944	1,742,947	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,224,548	188,896	2,394,651	2,583,548	1,088,139	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,557,966	188,721	2,728,245	2,916,966	973,259	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	572,057	212,744	1,391,102	1,603,845	620,455	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	208,645	237,078	1,196,225	1,433,303	413,134	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	273,052	253,886	1,335,933	1,589,818	500,341	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,022,399	367,706	1,974,693	2,342,399	873,636	1998	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,944,965	804,104	7,616,547	8,420,651	2,560,117	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127		13,874,303	1,099,079	13,871,351	14,970,430	4,026,880	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751		11,561,580	1,766,196	10,525,135	12,291,331	2,839,400	2000	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	4,922,712	435,303	4,922,049	5,357,352	2,343,238	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	4,267,425	197,700	4,266,679	4,464,379	1,916,177	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,635,199	240,732	4,634,536	4,875,268	2,496,299	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,833,455	312,873	3,832,791	4,145,664	2,071,654	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,029,231	212,492	3,028,486	3,240,978	1,568,618	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	883,806	395,459	3,580,347	3,975,806	1,608,633	1986	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	39,279,236	2,310,246	39,232,050	41,542,296	10,965,582	1998	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	881,878	709,961	4,223,897	4,933,858	1,064,619	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577		4,108,623	786,382	4,106,818	4,893,200	1,386,052	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,331,114	2,060,644	7,172,136	9,232,780	3,194,662	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	2,387,584	1,264,758	4,746,834	6,011,592	1,422,994	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,086,930	1,264,758	3,446,180	4,710,938	775,156	2002	40 yrs.
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	5,520,730	2,148,571	5,485,383	7,633,953	546,531	2001	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,317,936	1,430,937	4,361,436	5,792,373	1,299,605	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	2,333,187	1,426,251	8,432,138	9,858,389	2,931,424	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	6,471,449	4,501,247	22,148,796	26,650,043	7,122,323	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	686,050	1,065,068	5,167,695	6,232,763	1,810,278	1986	40 yrs.
750 Park of Commerce Boulevard	Boca Raton, FL	—	2,430,000	—	20,370,688	2,473,406	20,327,282	22,800,688	250,145	2007	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
400 Boulder Drive	Breinigsville, PA	—	—		13,408,721	2,865,575	10,543,146	13,408,721	1,421,657	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	6,680,031	8,118,881	25,565,517	33,684,398	2,698,563	2004	40 yrs.
8201 Industrial Boulevard	Breinigsville, PA	*	2,089,719	—	8,328,910	2,222,168	8,196,461	10,418,629	674,780	2006	40 yrs.
8500 Industrial Bouldvard	Breinigsville, PA	—	8,752,708	—	37,189,227	11,511,499	34,430,436	45,941,935	850,293	2007	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	659,860	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	4,083,791	577,067	9,281,694	9,858,761	2,873,511	1984	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,539,600	1,306,811	9,650,028	10,956,839	2,384,910	1994	40 yrs.
20700 Swenson Drive	Brookfield, WI	5,102,070	830,008	12,276,445	679,246	830,999	12,954,700	13,785,698	1,657,012	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	4,412,013	1,023,466	10,729,219	1,046,655	1,025,082	11,774,257	12,799,339	1,619,160	2005	40 yrs.
20935 Swenson Drive	Brookfield, WI	3,848,454	571,389	10,238,547	765,002	572,158	11,002,779	11,574,937	1,443,181	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	5,162,022	675,422	8,910,651	1,060,006	678,637	9,967,442	10,646,079	1,592,010	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,640,734	223,470	646,518	3,862,251	4,508,768	518,526	2006	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	2,241,825	4,095,262	16,282,471	20,377,733	2,053,822	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108		7,671,741	794,874	7,614,974	8,409,848	2,256,384	2001	40 yrs.
95 Kriner Road	Chambersburg, PA	—	8,695,501	—	28,492,075	9,407,871	27,779,705	37,187,576	861,982	2006	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125		5,090,506	955,374	5,061,257	6,016,631	1,120,006	2001	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020		4,929,744	1,129,850	4,660,913	5,790,763	1,086,271	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	887,713	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	—	864,150	4,427,285	114,510	866,609	4,539,337	5,405,945	734,360	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,374,921	1,950,375	7,236,994	651,092	1,951,135	7,887,326	9,838,461	1,491,629	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	—	1,202,556	5,975,538	1,239,033	1,292,273	7,124,854	8,417,127	905,439	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	4,823,203	1,292,062	6,456,515	1,326,852	1,292,254	7,783,173	9,075,428	1,103,228	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	969,751	2,014,689	8,514,094	10,528,783	1,135,223	2005	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,176,380	997,570	5,178,810	6,176,380	564,740	2005	40 yrs.
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	9,591,486	1,562,903	9,555,887	11,118,790	111,001	2006	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,926,845	2,746,455	8,184,465	10,930,920	1,220,442	2004	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	4,775,935	765,952	4,768,933	5,534,886	2,520,185	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	6,544,198	920,439	6,523,913	7,444,352	4,134,716	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	2,222,793	1,571,105	7,007,812	8,578,917	3,367,771	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,335,308	341,663	4,368,617	4,710,280	1,505,696	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	425,260	218,542	2,365,896	2,584,438	757,810	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	332,248	243,791	2,496,342	2,740,132	906,547	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	1,069,980	266,684	3,436,881	3,703,565	1,175,589	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	535,532	299,099	3,189,601	3,488,700	1,102,330	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	789,527	237,779	2,900,362	3,138,141	1,017,589	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	644,838	296,262	3,273,771	3,570,033	1,024,134	1986	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	1,892,483	2,427,065	9,387,953	11,815,018	2,939,518	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,788,070	1,295,000	3,451,175	4,746,175	948,964	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105		3,746,375	1,295,000	3,409,480	4,704,480	842,908	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105		3,931,442	1,307,300	3,582,247	4,889,547	988,688	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		4,256,633	1,599,259	3,615,480	5,214,738	700,113	2000	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	16,219,721	1,458,302	3,922,382	17,672,735	21,595,117	2,957,545	2006	40 yrs.
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	7,741,067	3,166,951	8,439,964	11,606,915	605,197	2006	40 yrs.
1250 Hall Court	Deer Park, TX	2,936,922	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	405,300	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	126,879	598,918	3,770,065	4,368,983	438,211	2006	40 yrs.
190 Parkway West	Duncan, SC	—	551,663	3,463,858	135,431	552,211	3,598,741	4,150,952	448,138	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	770,932	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	6,149,465	34,259	976,393	6,182,764	7,159,157	871,435	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,366,266	1,103,860	3,393,423	4,497,283	933,699	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	930,856	462,876	5,082,646	5,545,522	1,617,278	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	3,303,240	1,289,215	7,697,908	8,987,123	3,292,622	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	1,062,477	767,703	2,252,783	3,020,486	606,970	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	380,382	118,300	1,467,930	1,586,230	439,102	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	379,731	142,399	1,688,230	1,830,628	719,514	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	128,275	108,610	1,126,279	1,234,889	387,242	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	449,591	270,584	2,936,576	3,207,160	1,022,110	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	364,782	285,464	2,988,589	3,274,053	1,046,895	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	794,424	264,419	3,222,941	3,487,360	1,075,402	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	1,616,449	336,481	4,708,856	5,045,337	1,824,139	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	23,586,267	2,938,372	23,560,286	26,498,658	8,105,637	1999	40 yrs.
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,987,320	1,916,609	5,571,353	7,487,962	514,302	2006	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	625,146	760,525	3,879,903	4,640,429	1,332,387	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	243,378	2,188,525	4,032,139	6,220,664	1,264,551	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	2,051,136	1,230,965	6,125,200	7,356,165	1,695,683	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,496,859	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	1,021,055	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,176,757	993,101	3,313,619	4,306,720	931,410	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829		4,287,274	1,739,966	3,873,137	5,613,103	971,715	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517		8,665,025	3,000,555	6,675,988	9,676,542	1,941,114	2001	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	678,387	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687		3,634,580	1,718,407	2,832,859	4,551,267	613,925	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925		5,226,016	1,599,757	5,027,185	6,626,941	709,335	2000	40 yrs.
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	53,337	10,243,977	10,898,042	21,142,019	773,205	2007	40 yrs.
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	7,054,722	3,023,417	5,928,349	8,951,766	440,333	2006	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
180 Sheree Boulevard	Exton, PA	5,039,159	2,647,861	11,334,403	2,299,569	2,649,426	13,632,407	16,281,833	1,695,864	2007	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	292,813	524,390	1,248,175	1,772,565	408,740	1982	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,290,952	2,826,994	8,230,889	11,057,884	813,116	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	325,875	1,267,937	2,542,591	3,810,529	321,768	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	7,428,042	1,790,041	9,574,750	11,364,791	490,833	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	468,379	1,650,703	2,385,416	4,036,119	306,886	2005	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	22,612,437	—	55,809,125	23,339,943	55,081,619	78,421,562	2,161,520	2006	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	13,007,509	11,480,744	65,283	13,035,013	11,518,523	24,553,536	2,967,041	2006	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	474,871	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,502,466	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	10,558,425	3,414,989	12,958,163	16,373,152	2,740,091	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,292,009	625,111	5,446,912	6,072,023	1,853,206	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	460,723	—	3,514,130	3,514,130	1,265,024	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	790,582	—	3,845,146	3,845,146	1,261,376	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	3,058,575	743,898	7,558,382	8,302,280	2,177,079	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	315,963	771,029	4,000,396	4,771,425	1,437,068	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,546,671	483,263	3,506,893	3,990,156	1,507,055	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,384,753	1,075,620	10,382,029	11,457,649	3,732,026	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	1,387,745	670,292	5,226,990	5,897,282	1,816,101	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	2,030,095	1,010,044	9,181,804	10,191,848	3,379,930	1990	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	974,853	1,083,006	7,010,507	8,093,513	1,219,324	2004	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911		6,273,615	515,542	6,270,984	6,786,525	948,767	2003	40 yrs.
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,548,088	825,529	3,540,673	4,366,202	206,081	2006	40 yrs.
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	13,304,806	3,712,683	11,139,934	14,852,617	414,238	2006	40 yrs.
7 Research Drive	Greenville, SC	—	—	17,091,882	4,405	—	17,096,287	17,096,287	1,236,986	2007	40 yrs.
1487 South Highway 101	Greer, SC	—	464,237	—	5,173,211	1,301,738	4,335,710	5,637,447	121,276	2007	40 yrs.
11841 Newgate Boulevard	Hagerstown, MD	*	3,356,207	—	30,313,897	9,741,685	23,928,419	33,670,104	196,321	2008	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,455,957	974,675	7,035,826	8,010,501	2,519,411	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	1,350,708	1,097,368	8,111,486	9,208,854	2,687,716	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,663,695	212,694	1,658,368	1,871,063	579,741	1999	40 yrs.
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	7,816,239	1,128,829	8,337,834	9,466,663	770,441	2006	40 yrs.
21 Enterprise Parkway	Hampton, VA	—	263,668	8,167,118	449,586	265,719	8,614,653	8,880,372	2,061,870	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	259,460	710,486	3,210,892	3,921,378	570,931	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	96,894	1,104,359	2,056,565	3,160,924	620,218	1983	40 yrs.
7361 Coca Cola Drive	Hanover, MD	—	2,245,187	—	9,441,500	3,822,710	7,863,977	11,686,687	134,941	2004	40 yrs.
600 Industrial Drive	Harrisburg, PA	*	7,743,800	—	28,472,202	9,368,557	26,847,444	36,216,001	2,552,297	2005	40 yrs.
500 McCarthy Drive	Harrisburg, PA	*	5,194,872	19,991,436	4,234,765	5,687,013	23,734,060	29,421,073	3,921,491	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,210,943	373,502	1,981,140	2,354,642	711,419	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,835,505	315,614	1,641,220	1,956,834	621,236	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	20,713,945	2,042,159	19,473,688	21,515,847	6,178,788	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	3,122,737	235,698	3,121,604	3,357,301	1,414,355	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,686,364	320,450	2,685,203	3,005,653	1,386,394	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,355,911	231,692	2,354,841	2,586,533	1,254,192	1989	40 yrs.
2427 Penny Road	High Point, NC	—	1,165,664	—	3,476,301	655,240	3,986,724	4,641,965	1,891,247	1990	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,445,555	183,888	2,444,476	2,628,365	1,270,718	1989	40 yrs.
4328, 4336 Federal Drive	High Point, NC	3,658,438	521,122	—	7,325,519	825,092	7,021,548	7,846,641	4,189,175	1995	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,790,986	173,623	3,101,365	3,274,988	1,314,647	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	969,656	597,368	5,790,788	6,388,156	2,324,634	1989	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,214,882	283,368	2,214,510	2,497,878	921,865	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,210,692	132,655	1,221,699	1,354,353	518,446	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,361,383	545,627	3,101,638	3,647,265	1,133,220	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,610,977	265,991	2,447,358	2,713,349	918,202	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,505,844	173,889	2,398,686	2,572,575	1,000,575	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,168,281	276,038	2,156,281	2,432,318	537,397	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,498,674	500,980	3,497,193	3,998,174	1,032,962	2000	40 yrs.
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	5,905,625	791,880	5,208,019	5,999,899	361,496	2005	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203		3,982,978	526,266	3,578,915	4,105,181	1,575,427	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106		3,430,006	431,106	3,099,006	3,530,112	966,013	2001	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232		1,682,549	378,101	1,398,680	1,776,781	409,736	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320		7,251,365	984,672	6,439,013	7,423,685	1,628,906	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943		3,114,814	611,166	2,721,590	3,332,756	661,029	2002	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,787,760	511,869	2,785,890	3,297,759	370,527	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,394,903	505,700	2,996,790	3,502,490	401,761	2004	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,909,540	665,239	1,244,301	1,909,540	113,838	2004	40 yrs.
4475 Premier Drive	High Point, NC	—	748,693	—	6,775,441	1,525,421	5,998,713	7,524,134	224,143	2006	40 yrs.
100 Witmer Road	Horsham, PA	—	3,102,784	—	20,117,703	3,764,784	19,455,704	23,220,487	4,115,212	1996	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,692,880	1,408,041	4,618,480	6,026,521	1,870,853	1998	40 yrs.
300 Welsh Road - Building 3	Horsham, PA	—	180,459	1,441,473	375,923	180,459	1,817,396	1,997,855	709,249	1983	40 yrs.
300 Welsh Road - Building 4	Horsham, PA	—	282,493	2,256,508	2,017,673	282,493	4,274,180	4,556,674	1,477,035	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,961,590	1,265,363	9,745,470	11,010,834	3,753,210	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	10,193,519	1,939,712	9,319,758	11,259,470	2,570,870	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,946,390	638,513	7,757,713	8,396,226	3,101,363	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,455,917	629,944	7,189,145	7,819,089	2,833,488	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,916,405	629,944	7,649,639	8,279,583	3,173,063	1990	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	2,488,780	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,439,135	1982	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	594,916	330,111	3,576,586	3,906,696	1,088,841	1974	40 yrs.
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,398,815	393,019	4,709,833	5,102,852	1,353,048	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,369,615	489,032	5,495,766	5,984,798	1,933,325	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	987,299	294,673	3,651,020	3,945,694	1,227,806	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	824,142	270,906	3,272,641	3,543,547	1,363,221	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	1,804,841	464,871	5,756,812	6,221,683	1,457,282	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,935,505	270,282	4,376,781	4,647,063	1,454,128	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	1,147,911	436,952	5,096,874	5,533,826	1,709,544	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	108,399	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,561,785	732,552	7,370,212	8,102,764	2,550,394	1977	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	894,621	208,140	1,790,091	1,998,231	496,271	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	808,823	451,731	3,879,164	4,330,896	1,131,114	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	1,135,637	452,251	4,200,336	4,652,587	1,401,775	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	2,423,031	558,142	7,228,546	7,786,688	2,194,203	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,608,934	673,041	8,385,303	9,058,344	2,845,532	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	712,712	255,528	2,860,210	3,115,738	1,042,640	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	2,418,467	502,705	6,959,064	7,461,769	1,999,639	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,872,188	376,475	5,203,948	5,580,424	2,151,857	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,760,384	583,628	7,630,610	8,214,238	2,685,264	1981	40 yrs.
104 Witmer Road	Horsham, PA	—	1,248,148	—	1,133,749	189,793	2,192,104	2,381,897	1,009,111	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	2,058,038	380,802	5,490,796	5,871,598	1,787,473	1983	40 yrs.
719 Dresher Road	Horsham, PA	—	493,426	2,812,067	251,335	495,112	3,061,716	3,556,828	939,815	1987	40 yrs.
4 Walnut Grove	Horsham, PA	—	2,515,115	—	10,812,179	2,515,115	10,812,179	13,327,294	2,400,131	1999	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	1,239,300	1985	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,696,950	2,565,140	7,704,225	10,269,365	4,060,756	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151		18,677,374	4,138,577	18,065,948	22,204,525	3,757,078	2001	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	756,703	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,752,074	182,400	8,569,674	8,752,074	1,361,879	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	606,764	1,140,597	2,627,669	3,768,266	487,540	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	435,914	471,171	1,346,586	1,817,757	328,082	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,927,940	1,322,317	4,460,083	5,782,400	1,309,097	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	481,187	709,967	1,852,291	2,562,258	383,140	2003	40 yrs.
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,587,720	2,631,956	18,587,460	21,219,416	1,100,184	2006	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	5,309,144	1,607,977	5,308,405	6,916,382	2,907,306	1988	40 yrs.
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,818,780	1,131,380	14,136,400	15,267,780	5,036,818	1988	40 yrs.
767 Electronic Drive	Horsham, PA	—	1,229,685	—	3,430,171	1,241,970	3,417,886	4,659,856	1,857,945	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	*	363,339	2,509,186	683,016	363,339	3,192,202	3,555,541	1,303,915	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	*	438,853	3,030,396	438,371	438,853	3,468,766	3,907,619	1,167,865	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	*	289,000	3,559,857	393,346	289,000	3,953,204	4,242,204	1,157,287	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	*	293,534	3,036,269	201,651	306,147	3,225,306	3,531,453	836,323	1999	40 yrs.
16680 Central Green Boulevard	Houston, TX	*	311,952	—	3,938,479	492,869	3,757,561	4,250,431	207,229	2001	40 yrs.
16605 Air Center Boulevard	Houston, TX	*	298,999		3,770,315	496,186	3,573,128	4,069,314	1,061,169	2002	40 yrs.
10739 West Little York Road	Houston, TX	*	797,931	5,950,894	323,654	799,560	6,272,919	7,072,479	1,323,723	1999	40 yrs.
10735 West Little York Road	Houston, TX	*	1,110,988	6,351,946	1,726,247	1,135,483	8,053,699	9,189,181	1,378,273	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	*	2,290,001	15,297,141	1,590,836	2,290,002	16,887,976	19,177,978	2,877,924	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	*	—	—	2,966,702	414,691	2,552,011	2,966,702	429,005	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	*	638,453	3,258,815	582,362	638,477	3,841,152	4,479,629	699,465	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	*	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	730,415	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	*	2,774,995	6,364,767	1,142,324	2,775,021	7,507,064	10,282,085	1,230,012	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	*	284,403	—	4,495,522	503,779	4,276,146	4,779,925	460,256	2005	40 yrs.
1646 Rankin Road	Houston, TX	*	329,961	—	4,895,132	592,234	4,632,859	5,225,093	585,133	2005	40 yrs.
8301 Fallbrook Drive	Houston, TX	*	4,515,862	—	23,926,947	5,877,884	22,564,925	28,442,809	977,364	2006	40 yrs.
5200 N. Sam Houston Parkway	Houston, TX	*	1,519,458	7,135,548	3,481,858	1,520,074	10,616,789	12,136,864	696,249	2007	40 yrs.
5250 N. Sam Houston Parkway	Houston, TX	*	2,173,287	8,868,256	2,128,750	2,173,942	10,996,351	13,170,293	651,494	2007	40 yrs.
11201 Greens Crossing Boulevard	Houston, TX	*	1,006,194	5,412,584	2,705,249	1,008,542	8,115,484	9,124,026	567,219	2007	40 yrs.
850 Greens Parkway	Houston, TX	*	2,893,405	11,593,197	2,680,294	2,899,861	14,267,034	17,166,895	731,389	2007	40 yrs.
860 Greens Parkway	Houston, TX	*	1,399,365	6,344,650	1,524,550	1,374,012	7,894,553	9,268,565	418,052	2007	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,655,473	1,861,025	9,000,393	10,861,418	2,380,099	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	1,883,314	3,269,948	15,434,685	18,704,632	2,663,009	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	1,225,169	2,077,949	9,995,736	12,073,685	1,993,397	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	1,280,519	2,211,969	9,096,561	11,308,530	1,285,453	2003	40 yrs.
307 International Circle	Hunt Valley, MD	*	3,538,319	14,190,832	13,368,168	3,542,881	27,554,438	31,097,319	3,743,213	2004	40 yrs.
309 International Circle	Hunt Valley, MD	*	613,667	2,458,204	679,691	615,096	3,136,465	3,751,561	402,044	2004	40 yrs.
311 International Circle	Hunt Valley, MD	*	313,365	1,281,093	76,921	314,572	1,356,807	1,671,380	145,187	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	10,034,270	913,013	10,028,061	10,941,074	2,909,435	1989	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	6,075,311	974,959	6,066,904	7,041,863	3,294,103	1987	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	3,567,137	774,020	9,350,117	10,124,137	4,638,843	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	3,680,061	827,420	9,539,641	10,367,061	4,765,479	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,777,554	749,811	2,426,001	3,175,811	1,214,889	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	3,572,340	853,981	3,425,294	4,279,274	1,605,490	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	1,156,658	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,791,159	418,093	8,373,065	8,791,159	2,969,981	1998	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,189,647	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,696,827	846,461	4,691,362	5,537,823	2,333,168	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,602,358	780,486	3,396,071	4,176,556	1,476,284	1999	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	1,153,152	1,002,704	5,204,607	6,207,311	1,915,020	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	791,829	624,215	3,778,080	4,402,294	1,661,369	1987	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	1,358,664	554,542	4,352,392	4,906,935	1,825,339	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	367,780	370,039	2,363,276	2,733,315	839,828	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	1,007,513	370,039	4,052,807	4,422,846	1,456,749	1990	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	299,475	388,541	2,394,745	2,783,287	873,392	1993	40 yrs.
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	487,719	296,032	2,084,049	2,380,080	707,731	1993	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	525,120	251,627	1,881,955	2,133,582	875,382	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	274,915	407,043	2,469,503	2,876,546	884,847	1994	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	409,677	366,339	2,385,048	2,751,387	957,180	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	517,998	462,549	3,012,368	3,474,917	1,129,349	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	293,842	601,401	3,536,210	4,137,611	1,251,803	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	820,156	555,213	3,513,246	4,068,459	1,205,275	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	141,559	551,250	3,269,920	3,821,170	971,950	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	2,855,528	877,964	5,216,270	6,094,234	2,318,349	1986	40 yrs.
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	13,024,417	2,287,152	12,826,612	15,113,764	458,489	1998	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	8,309,407	1,168,062	8,440,546	9,608,608	2,594,666	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,591,758	641,272	3,588,640	4,229,912	1,171,589	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,692,889	662,559	3,030,330	3,692,889	951,180	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	1,033,033	853,704	4,542,862	5,396,566	1,409,981	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202		8,574,178	1,665,915	8,207,465	9,873,380	2,286,512	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060		2,975,836	680,766	2,687,129	3,367,896	860,736	2002	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,433,694	4,269,346	21,000,880	25,270,226	2,819,774	2005	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	7,128,297	1,210,137	6,846,797	8,056,934	3,078,888	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	3,277,517	717,001	8,093,638	8,810,639	3,465,059	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,352,234	705,317	9,089,721	9,795,038	2,834,850	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	7,249,070	1,187,900	14,217,122	15,405,022	698,402	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,681,788	350,874	1,728,092	2,078,966	782,634	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	2,123,681	815,855	2,097,235	2,913,090	918,405	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	9,576,831	952,911	16,299,660	17,252,571	7,525,322	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,410,333	952,361	15,133,163	16,085,524	6,945,099	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	784,645	236,432	2,640,897	2,877,328	896,665	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	743,156	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	4,242,712	867,815	4,139,267	5,007,082	1,547,359	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,189,870	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,866,474	592,886	2,783,167	3,376,054	1,185,302	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	1,055,823	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,339,057	1,132,519	9,316,649	10,449,169	3,220,016	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	1,276,655	776,496	4,415,723	5,192,219	1,461,489	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	6,992,308	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	5,642,845	978,402	5,684,443	6,662,845	2,310,526	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	18,897,792	2,413,514	16,484,278	18,897,792	4,481,326	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	1,058,801	2000	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	3,987,694	458,232	7,214,662	7,672,894	3,838,961	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,647,906	461,909	4,900,797	5,362,706	2,574,166	1980	40 yrs.
3100 Horizon Drive	King of Prussia, PA	—	601,956	—	2,068,047	611,436	2,058,568	2,670,003	888,193	1995	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,830,229	1,223,875	2,811,193	4,035,068	894,706	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	752,190	1997	40 yrs.
11425 State Highway 225	LaPorte, TX	*	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	377,496	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	*	2,561,931	9,779,023	58,113	2,566,047	9,833,020	12,399,067	892,645	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,510,455	779,330	5,624,567	6,403,897	793,173	2004	40 yrs.
8500 Willard Drive	Lehigh, PA	*	6,398,815	—	21,793,887	7,627,526	20,565,176	28,192,702	798,189	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	*	11,249,550	—	44,324,333	11,254,716	44,319,167	55,573,883	4,658,718	2005	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(649,436)	373,203	1,175,284	1,548,487	554,044	1988	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	(157,899)	302,567	1,055,333	1,357,900	368,889	1980	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	2,096,608	6,083,206	14,440,761	20,523,967	4,237,197	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,199,957	795,831	4,199,269	4,995,100	2,526,279	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	10,652,315	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,545,542	449,447	2,544,870	2,994,317	1,751,421	1977	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	1,004,647	406,421	4,598,226	5,004,647	2,016,903	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	649,407	588,384	3,296,009	3,884,393	2,224,454	1989	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,051,932	1,337,076	12,564,432	13,901,508	5,518,067	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	387,643	419,460	4,180,212	4,599,673	1,380,874	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,790,158	684,200	7,971,819	8,656,019	2,635,603	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,081,159	1,676,470	15,841,503	17,517,973	6,378,790	1998	40 yrs.
3 Country View Road	Malvern, PA	—	814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	1,348,720	1998	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	2,112,927	321,473	1,982,568	2,304,041	975,001	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	2,018,620	234,922	1,974,811	2,209,734	861,726	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,316,168	4,749,748	14,946,641	19,696,389	6,029,564	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,709,379	1,451,139	6,578,865	8,030,004	2,835,554	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,848	2,171,080	8,098,519	10,269,598	3,284,977	1999	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,216,674	2,158,337	8,072,087	10,230,424	3,257,665	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	1,130,011	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924	708,331	3,014,890	3,723,221	878,827	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	6,618,672	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,635,939	5,405,042	11,635,938	17,040,980	1,634,494	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	314,007	832,244	1,646,678	2,478,922	310,042	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,760,414	724,846	5,759,626	6,484,472	2,977,810	1985	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	7,344,363	1,055,243	7,343,538	8,398,781	3,826,144	1989	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	6,022,257	643,892	6,042,647	6,686,539	3,324,222	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,323,124	519,742	3,275,746	3,795,488	1,874,387	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,742,350	1,012,843	5,666,719	6,679,562	3,163,440	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,188,934	325,775	3,186,076	3,511,852	1,831,167	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,160,049	323,792	3,160,228	3,484,020	1,605,754	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,707,476	466,413	5,706,602	6,173,015	3,536,207	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,316,828	505,458	5,315,981	5,821,439	3,490,013	1983	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,345,599	374,497	1,339,728	1,714,225	801,016	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,705,538	531,534	2,704,733	3,236,267	1,616,903	1984	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,911,205	397,948	2,910,388	3,308,336	1,701,491	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	5,165,883	177,317	5,165,002	5,342,318	3,316,078	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,393,160	215,818	4,392,348	4,608,165	2,499,992	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	7,203,727	382,361	7,202,910	7,585,271	4,639,975	1983	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	2,036,104	332,216	2,035,280	2,367,496	1,385,015	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	3,142,498	509,899	3,141,674	3,651,573	1,955,051	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,725,062	524,230	3,724,362	4,248,592	1,837,667	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	385,634	128,783	384,977	513,760	338,175	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	183,574	143,074	—	888,076	143,811	887,338	1,031,150	675,263	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	6,012,716	888,359	6,012,021	6,900,380	4,025,390	1978	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	11,239,206	1,369,003	11,238,462	12,607,465	7,641,055	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,560,924	128,767	1,562,846	1,691,613	1,056,108	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,748,600	1981	40 yrs.
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	637,559	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	5,058,435	884,974	14,323,885	15,208,859	7,930,300	1989	40 yrs.
5 Country View Road	Malvern, PA	—	785,168	4,678,632	1,056,753	786,235	5,734,318	6,520,553	2,424,679	1985	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	546,956	513,250	3,448,862	3,962,112	1,042,222	1989	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	4,173,767	271,743	7,938,411	8,210,154	4,179,780	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	941,834	96,161	2,258,622	2,354,783	863,263	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402		3,782,573	317,799	3,534,176	3,851,975	1,284,245	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	1,303,270	327,554	2,837,042	3,164,596	1,336,940	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,780,269	1,069,838	6,560,431	7,630,269	2,766,097	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	3,065,675	1,069,838	7,845,838	8,915,675	3,514,502	1988	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	946,618	334,411	3,679,932	4,014,343	1,416,756	1985	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,510,660	430,909	2,499,482	2,930,392	434,124	2003	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,905,475	506,318	2,956,332	3,462,650	373,054	2004	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	600,888	1,711,964	7,448,745	9,160,709	2,328,304	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	595,440	394,938	2,932,434	3,327,371	1,051,342	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	348,421	443,101	2,702,819	3,145,919	773,558	1986	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	979,214	385,305	3,326,784	3,712,089	1,431,200	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	123,888	619,465	2,745,357	3,364,821	748,549	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,884,459	350,628	4,278,572	4,629,199	1,525,087	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443		10,713,613	491,531	10,456,526	10,948,057	3,477,102	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	417,634	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	572,084	532,370	3,813,573	4,345,943	1,274,986	1984	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000		7,542,950	1,801,024	7,541,926	9,342,950	1,630,363	2003	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,816,745	914,760	2,901,985	3,816,745	248,548	2005	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	2,262,534	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558		6,683,083	1,038,197	6,708,444	7,746,641	2,547,169	2002	40 yrs.
4700 Nathan Lane N - Expansion	Minneapolis, MN	—	—	—	12,944,766	—	12,944,766	12,944,766	34,909	2008	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,485,094	2,177,953	11,430,435	13,608,388	1,898,424	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	2,196,059	829,263	9,594,854	10,424,117	3,766,702	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,285,978	883,895	10,269,323	11,153,218	3,604,910	1985	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,674,282	2,022,153	13,020,162	15,042,316	4,222,510	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,688,791	2,022,152	14,045,934	16,068,086	4,862,162	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	20,110,108	2,980,689	20,089,929	23,070,619	6,752,891	2000	40 yrs.
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	15,426,913	6,265,000	15,366,320	21,631,320	102,255	2007	40 yrs.
324 Park Knoll Drive	Morrisville, NC	*	1,449,092	4,424,932	329,062	1,449,450	4,753,636	6,203,086	391,881	2007	40 yrs.
619 Distribution Drive	Morrisville, NC	*	1,031,430	5,655,167	397,507	1,031,685	6,052,419	7,084,104	467,841	2007	40 yrs.
627 Distribution Drive	Morrisville, NC	*	1,061,370	5,152,110	239,352	1,061,632	5,391,200	6,452,832	416,302	2007	40 yrs.
701 Distribution Drive	Morrisville, NC	*	1,300,889	5,313,226	217,183	1,301,211	5,530,088	6,831,298	418,018	2007	40 yrs.
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	16,547,531	3,758,270	16,519,832	20,278,101	592,707	2006	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,350,519	1,098,904	6,251,616	7,350,519	1,048,038	2004	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,933,420	539,060	3,906,480	4,445,540	512,893	2001	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	2,157,858	2003	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	4,586,406	2,970,687	6,025,489	8,996,176	607,547	2006	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	5,277,156	512,018	9,765,138	10,277,156	4,781,541	1987	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	1,244,385	311,950	5,637,920	5,949,870	2,639,001	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	1,026,601	362,855	4,311,362	4,674,218	1,911,583	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	1,334,707	290,545	3,846,545	4,137,090	1,535,623	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	2,372,243	450,558	5,445,935	5,896,493	2,208,055	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	914,135	234,151	2,936,818	3,170,969	1,247,404	1985	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	530,452	234,814	2,525,550	2,760,364	786,791	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	1,252,945	286,587	3,727,765	4,014,352	1,365,052	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,526,570	288,577	4,073,106	4,361,684	1,902,450	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	—	430,990	3,714,828	1,255,822	430,990	4,970,650	5,401,640	1,959,916	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,167,284	569,184	3,092,435	3,661,618	1,120,929	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,922,589	310,831	5,720,333	6,031,164	2,767,570	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	1,670,366	1,057,763	5,862,194	6,919,956	1,888,600	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,474,270	701,705	5,979,922	6,681,628	2,675,653	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,673,872	470,659	3,560,200	4,030,859	1,216,636	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515		3,458,166	144,515	3,458,166	3,602,681	1,111,054	2001	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	1,030,179	622,205	3,258,853	3,881,058	1,306,838	1981	40 yrs.
27th Street	Oak Creek, WI	—	348,280	—	4,290,480	696,690	3,942,070	4,638,760	48,139	2007	40 yrs.
Corporate Preserve Drive	Oak Creek, WI	—	516,016	—	3,935,631	654,271	3,797,376	4,451,647	46,477	2007	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	623,102	766,390	4,111,000	4,877,390	1,261,323	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	*	1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	1,440,507	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	*	1,778,400	7,289,165	1,867,935	1,809,927	9,125,573	10,935,500	1,211,671	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	*	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	443,433	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	*	405,362	1,146,546	350,999	405,362	1,497,545	1,902,907	515,113	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	*	523,512	3,191,790	1,010,913	538,512	4,187,703	4,726,215	1,461,540	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,408,974	587,319	2,396,486	2,983,805	785,602	1999	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	517,132	522,991	3,079,881	3,602,872	1,099,581	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	*	518,043	2,561,938	862,155	518,043	3,424,093	3,942,136	1,129,366	1962	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	127,019	453,918	2,699,221	3,153,139	751,320	1998	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,409,852	642,427	2,153,389	2,795,816	567,875	2001	40 yrs.
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,427	830,953	3,863,175	4,694,128	349,074	2006	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,660,761	925,671	5,638,790	6,564,462	1,164,127	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964		3,175,219	704,800	3,006,382	3,711,182	1,033,173	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	*	664,605		2,362,814	685,383	2,342,035	3,027,419	475,231	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,242,546	680,312	3,363,300	4,043,612	754,032	2003	40 yrs.
1090 Gills Drive	Orlando, FL	*	878,320	2,558,833	1,371,034	878,320	3,929,867	4,808,187	632,945	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,631,110	1,283,713	5,347,397	6,631,110	1,326,244	2004	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,084,539	767,953	4,155,440	4,923,392	429,594	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	*	1,931,697	6,388,203	2,135,046	1,932,004	8,522,943	10,454,946	1,613,819	2004	40 yrs.
2351 Investors Row	Orlando, FL	*	2,261,924	7,496,249	411,516	2,263,211	7,906,478	10,169,689	1,000,901	2004	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,666	825,673	2,136,290	2,961,963	305,135	2005	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	1,365,023	2,583,667	18,833,702	21,417,369	2,373,789	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	8,841,420	2,583,216	20,039,102	22,622,318	2,584,385	2005	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,423,584	6,399,510	65,322	1,435,301	6,453,115	7,888,416	765,838	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,845,559	560,522	1,457,286	7,392,306	8,849,592	841,748	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	7,948,341	472,409	1,445,807	8,406,432	9,852,239	851,913	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,301,499	859,475	1,570,863	6,143,648	7,714,511	610,819	2006	40 yrs.
851 Gills Drive	Orlando, FL	—	332,992	—	2,645,422	373,500	2,604,914	2,978,414	102,303	2006	40 yrs.
950 Gills Drive	Orlando, FL	—	443,989	—	2,650,065	464,800	2,629,255	3,094,055	95,209	2006	40 yrs.
1000 Gills Drive	Orlando, FL	—	415,906	—	2,713,451	435,400	2,693,957	3,129,357	115,315	2006	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	16,727,545	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	8,645,955	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,753,197	1,022,081	7,056,006	8,078,087	1,197,497	2003	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	14,677,869	347,892	14,897,257	15,245,149	1,401,391	2004	40 yrs.
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,757,514	366,982	6,282,425	6,649,406	343,670	2006	40 yrs.
4300 South 26th Street	Philadelphia, PA	—	402,673	—	35,597,396	412,454	35,587,615	36,000,069	250,499	2008	40 yrs.
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	5,587,577	4,765,172	16,140,451	20,905,624	796,915	2007	40 yrs.
4750 S. 44th Place	Phoenix, AZ	—	3,756,307	8,336,400	3,625,155	3,761,587	11,956,275	15,717,862	551,205	2007	40 yrs.
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	2,166,648	1,911,045	4,120,208	6,031,253	309,862	2007	40 yrs.
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,096,836	1,410,248	5,777,305	7,187,552	655,667	2007	40 yrs.
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	7,922,480	10,045,599	2,743,402	6,690,321	14,021,160	20,711,481	1,032,405	2007	40 yrs.
4425 E. Cotton Center Boulvard	Phoenix, AZ	*	7,318,457	24,549,401	28,556	7,318,457	24,577,957	31,896,413	2,033,420	2007	40 yrs.
4415 E. Cotton Center Boulevard	Phoenix, AZ	*	1,749,957	3,767,213	7,595	1,749,957	3,774,808	5,524,765	426,738	2007	40 yrs.
4405 E. Cotton Center Boulevard	Phoenix, AZ	*	2,646,318	9,697,439	103,051	2,646,318	9,800,490	12,446,808	741,776	2007	40 yrs.
4313 E. Cotton Center Boulevard	Phoenix, AZ	*	3,895,539	16,724,283	1,400,711	3,895,539	18,124,995	22,020,533	1,565,576	2007	40 yrs.
4303 E. Cotton Center Boulvard	Phoenix, AZ	*	2,619,964	9,675,711	11,076	2,619,964	9,686,787	12,306,751	814,561	2007	40 yrs.
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	5,704,330	6,827,288	5,416,351	12,243,639	56,986	2007	40 yrs.
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	4,233,556	5,617,939	3,996,590	9,614,529	46,491	2007	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	250,974	1,689,726	8,188,119	9,877,845	2,255,399	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	3,113,293	1,032,507	12,272,192	13,304,699	4,202,704	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,995,401	516,920	6,641,743	7,158,663	2,797,012	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	1,166,443	395,366	4,720,955	5,116,321	1,856,676	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	508,272	151,238	1,878,412	2,029,650	805,046	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	708,249	384,235	4,149,718	4,533,953	1,436,468	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	782,928	198,205	2,576,350	2,774,555	991,926	1978	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,020,792	332,317	4,098,612	4,430,929	1,667,000	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	465,078	972,232	4,357,163	5,329,395	1,366,685	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	129,136	203,247	940,230	1,143,477	361,523	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	402,780	203,247	1,213,873	1,417,120	490,850	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	402,183	203,247	1,213,276	1,416,523	268,889	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	422,912	1,157,049	5,043,868	6,200,917	1,582,490	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	198,906	392,138	1,764,694	2,156,832	582,973	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	442,709	359,933	1,879,825	2,239,758	524,379	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	173,030	164,413	828,963	993,375	304,796	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	257,273	310,178	1,496,197	1,806,375	499,137	1965	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	185,894	659,456	5,021,904	5,681,360	1,803,441	1989	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	335,923	489,941	3,928,823	4,418,764	1,546,138	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	248,946	644,384	4,274,426	4,918,810	1,731,605	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	820,296	408,729	3,517,644	3,926,373	1,420,090	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	878,915	310,854	3,158,512	3,469,366	1,072,790	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,740,857	693,203	6,824,350	7,517,553	2,502,871	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	2,130,737	256,203	4,680,386	4,936,589	1,628,219	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,688,102	223,696	4,328,537	4,552,233	1,138,083	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,682,650	325,303	4,068,207	4,393,510	1,705,697	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	493,767	486,166	4,058,978	4,545,144	1,505,148	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	835,568	474,360	4,314,214	4,788,574	1,526,168	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	622,565	652,455	5,407,240	6,059,695	2,233,976	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	1,252,655	404,616	4,219,842	4,624,458	2,036,874	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	503,034	454,056	3,232,776	3,686,832	1,232,056	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	476,720	615,038	4,986,992	5,602,030	1,859,918	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	427,900	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,904,209	720,100	4,889,769	5,609,870	2,070,111	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,822,772	687,898	4,811,535	5,499,433	1,662,704	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	756,131	452,263	4,048,011	4,500,274	1,772,055	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,656,984	91,599	1,656,861	1,748,460	576,593	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	608,236	262,210	2,718,861	2,981,071	1,025,493	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	397,629	486,598	4,480,731	4,967,329	1,596,479	1989	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,851,949	700,503	5,846,090	6,546,593	2,115,132	1998	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	3,129,801	334,772	3,061,912	3,396,684	1,376,494	1999	40 yrs.
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,486,258	901,666	7,457,493	8,359,159	322,546	1997	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	979,890	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	3,483,362	2000	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	10,062,785	1,456,084	9,849,173	11,305,257	1,988,948	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612		6,035,700	1,072,797	6,586,515	7,659,312	1,594,917	2002	40 yrs.
3901 Westerre Parkway	Richmond, VA	—	634,231	—	11,848,089	1,508,459	10,973,862	12,482,320	182,397	2003	40 yrs.
3900 Westerre Parkway	Richmond, VA	—	392,184	—	11,786,392	1,100,000	11,078,576	12,178,576	1,188,362	2005	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	1,613,952	2,079,643	7,242,844	9,322,487	1,053,088	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	1,171,471	810,743	8,443,158	9,253,901	1,147,415	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	1,527,052	1,280,662	13,575,518	14,856,181	1,611,392	2005	40 yrs.
540 Eastpark Court	Richmond, VA	—	742,300	—	5,447,660	1,066,839	5,123,121	6,189,960	71,537	2007	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	1,316,539	2006	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	4,169,001	399,988	4,123,916	4,523,904	1,285,673	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,805,262	335,061	4,776,022	5,111,083	1,277,812	1999	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	3,278,438	2005	40 yrs.
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	21,894,843	2,487,293	21,891,999	24,379,292	1,518,200	2006	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,209,197	794,848	6,344,194	7,139,041	750,153	2004	40 yrs.
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	8,372,404	807,006	8,469,451	9,276,456	559,808	2006	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	57,522	558,251	2,229,424	2,787,675	741,928	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	773,154	659,825	3,369,400	4,029,226	1,403,936	1991	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	7,763,083	5,100,791	31,982,409	37,083,200	2,392,517	2006	40 yrs.
13621 NW 12th Street	Sunrise, FL	—	5,570,820	9,454,900	1,506,186	5,570,820	10,961,086	16,531,906	1,389,397	2008	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	1,010,318	262,416	2,522,902	2,785,318	866,780	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	256,771	181,923	2,069,268	2,251,191	748,165	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,689,682	503,767	4,477,267	4,981,034	2,021,569	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	2,545,846	769,789	7,020,356	7,790,145	3,007,157	1986	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	660,118	359,540	2,121,968	2,481,508	903,625	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—	1,408,478	5,247,246	1,250,781	1,408,478	6,498,027	7,906,505	2,318,928	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	—	1,082,648	2,445,444	23,564	1,082,648	2,469,008	3,551,656	783,286	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	—	399,088	2,868,834	514,344	399,088	3,383,177	3,782,266	1,294,160	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	—	513,263	3,230,239	658,168	513,263	3,888,408	4,401,670	1,276,041	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	—	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	739,066	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,455,291	559,527	4,407,227	4,966,754	2,248,230	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,344,228	235,894	2,344,227	2,580,121	879,707	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,820,324	506,949	2,670,740	3,177,688	1,253,438	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,835,448	506,949	2,685,864	3,192,812	1,239,791	1999	40 yrs.
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	972,276	254,493	2,006,034	2,260,527	623,628	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,671,277	952,860	3,671,277	4,624,137	1,128,640	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,337,965	771,501	3,119,798	3,891,300	815,715	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,483,850	438,061	2,396,196	2,834,256	798,804	1999	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,806,438	1,560,099	12,189,508	13,749,607	3,139,434	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,840,421	661,680	3,598,424	4,260,104	1,477,773	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,966,722	1,071,535	3,895,187	4,966,722	778,257	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,877,914	364,514	1,723,242	2,087,756	508,409	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,258,452	556,887	3,200,163	3,757,050	857,291	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	251,906	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391		4,041,019	840,314	3,701,097	4,541,411	1,299,162	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—		3,519,280	619,913	2,899,367	3,519,280	664,756	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—		3,361,805	716,594	2,645,211	3,361,805	916,534	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—		2,840,466	686,594	2,153,872	2,840,466	581,398	2002	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	215,590	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	393,181	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,498,107	900,508	3,496,483	4,396,991	770,694	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	4,101,564	899,284	3,694,600	4,593,884	1,031,820	2004	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,268,278	978,019	3,827,454	4,805,472	914,892	2005	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,670,597	933,362	3,067,332	4,000,694	619,636	2005	40 yrs.
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,214,583	628,237	2,788,117	3,416,354	409,542	2006	40 yrs.
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,545,710	1,181,609	4,767,643	5,949,251	904,127	2006	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	129,785	3,167,958	19,255,933	22,423,890	2,543,652	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	1,046,247	3,166,300	19,781,650	22,947,951	2,599,511	2006	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	728,531	4,304,102	24,416,708	28,720,810	3,728,450	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	249,567	3,344,090	18,574,986	21,919,076	2,112,058	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	418,415	2,050,548	11,591,314	13,641,862	1,480,855	2006	40 yrs.
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	13,298,956	1,908,792	12,843,530	14,752,323	329,310	2006	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	144,326	548,905	2,385,953	2,934,858	253,078	2006	40 yrs.
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,303,369	486,004	3,267,805	3,753,809	135,961	2007	40 yrs.
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	3,075,248	2,295,090	12,155,059	14,450,150	793,993	2007	40 yrs.
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	10,685,588	901,968	10,862,294	11,764,262	1,054,794	2005	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,502,624	953,590	7,645,366	8,598,956	2,534,815	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,543,539	1,116,693	8,314,019	9,430,712	2,798,538	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,507,936	965,177	8,236,653	9,201,830	2,853,671	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	709,459	891,753	4,317,349	5,209,101	1,422,791	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	305,932	371,694	2,414,029	2,785,723	826,635	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	2,232,972	700,564	11,825,241	12,525,805	4,189,385	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	824,754	474,746	3,486,743	3,961,488	781,667	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	2,681,255	122,541	464,246	2,803,796	3,268,042	757,608	1985	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	4,495,234	5,539,281	20,671,785	26,211,066	4,607,661	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555		31,726,499	11,636,499	28,377,555	40,014,054	7,289,598	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667		8,788,935	5,223,660	9,780,941	15,004,601	3,423,161	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	—	500,565	1,591,678	648,475	505,972	2,234,745	2,740,718	379,319	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	—	660,068	4,640,578	87,815	663,766	4,724,696	5,388,462	538,292	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	104,569	350,008	2,160,190	2,510,198	244,432	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	613,213	845,846	7,422,238	8,268,084	2,281,278	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	869,926	664,899	6,222,336	6,887,235	2,096,894	1988	40 yrs.
42 Kings Hill Avenue	West Malling, UK	—	—	—	18,481,816	4,390,722	14,091,094	18,481,816	959,157	2005	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	3,777,484	1,163,073	8,287,903	9,450,976	941,450	2006	40 yrs.
1 Kings Hill Aveune	West Malling, UK	—	—	—	14,518,282	4,044,407	10,473,876	14,518,282	809,712	2006	40 yrs.
Liberty Square	West Malling, UK	—	—	—	50,399	—	50,399	50,399	(177)	2006	40 yrs.
Liberty Property Trust UK	West Malling, UK	—	—	—	0	0	—	0	—	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,722,994	887,234	4,835,761	5,722,994	654,585	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834		10,283,324	1,385,739	10,177,420	11,563,158	3,236,361	2002	40 yrs.

Subtotal Operating Real Estate		$61,534,331	$766,325,397	$1,745,242,823	$2,749,244,547	$850,559,356	$4,410,253,412	$5,260,812,768	$1,093,945,545

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
DEVELOPMENT PROPERTIES
180 South Warner Drive	King of Prussia, PA	—	—	—	8,312,848	—	8,312,848	8,312,848	—	2009	N/A
201 Summit Park Drive	Orlando, FL	—	4,435,921	—	34,090,113	—	38,526,034	38,526,034	—	2008	N/A
3 Crescent Drive	Philadelphia, PA	—	214,726	—	19,660,622	—	19,875,348	19,875,348	—	2008	N/A

Subtotal Development in Progress		$—	$4,650,646	$—	$62,063,583	$—	$66,714,230	$66,714,230	$—

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
Perryman Road Land	Aberdeen, MD	—	12,052,635	—	277,800	12,330,435	—	12,330,435	—	2005	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667	—	12,516	5,809,183	—	5,809,183	—	2007	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	566,124	2,605,859	—	2,605,859	—	1998	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	23,215	2,074,846	—	2,074,846	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,563,560	20,421,116	—	20,421,116	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,896,157	3,460,692	—	3,460,692	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	1,308,325	—	709,134	2,017,459	—	2,017,459	—	1998	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492	—	3,562,592	5,860,084	—	5,860,084	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,349,958	13,839,544	—	13,839,544	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	229,953	138,101	—	100,882	238,983	—	238,983	—	2001	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	452,209	3,823,392	—	3,823,392	—	2008	N/A
Mendenhall Land	High Point, NC	—	1,757,675	—	1,647,250	3,404,925	—	3,404,925	—	1995	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	908,071	1,821,347	—	1,821,347	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	25,160	3,069,098	—	3,069,098	—	2005	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634	—	13,656	1,086,290	—	1,086,290	—	2007	N/A
Central Green Land - Tract 5	Houston, TX	—	4,169,183	—	583,728	4,752,911	—	4,752,911	—	2007	N/A
Greens Crossing Land	Houston, TX	—	2,476,892	—	14,369	2,491,261	—	2,491,261	—	2007	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	102,762	5,859,627	—	5,859,627	—	2007	N/A
Hollister Beltway 8 Land	Houston, TX	—	6,282,232	—	174,962	6,457,193	—	6,457,193	—	2008	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690	—	1,173	2,041,863	—	2,041,863	—	2001	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269	—	82,545	538,814	—	538,814	—	1995	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448	—	73,504	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	492,908	—	87,504	580,412	—	580,412	—	1998	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337	—	205,780	1,608,117	—	1,608,117	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790	—	1,230,716	3,526,506	—	3,526,506	—	2005	N/A
Imeson Road Land	Jacksonville, FL	—	4,153,948	—	363,592	4,517,540	—	4,517,540	—	2008	N/A
Kent County, UK	Kent County, UK	—	—	—	14,158,901	14,158,901	—	14,158,901
Commodore Business Park	Logan, NJ	—	792,118	—	723,124	1,515,242	—	1,515,242	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994	—	4,961,007	9,736,001	—	9,736,001	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	1,290,032	—	2,230,261	3,520,293	—	3,520,293	—	1999	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	413,926	6,499,264	—	6,499,264	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,811,893	4,981,125	—	4,981,125	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	—	365,230	—	365,230	—	2006	N/A
26th Street North Land	Philadelphia, PA	—	235,168	—	1,840,467	2,075,635	—	2,075,635	—	2009	N/A
Cotton Center Land	Phoenix, AZ	—	1,359,134	—	18,970,703	20,329,837	—	20,329,837	—	2007	N/A
Eastport VIII	Richmond, VA	—	382,698	—	3,325	386,023	—	386,023	—	1997	N/A
Eastport IX	Richmond, VA	—	211,627	—	3,325	214,952	—	214,952	—	1997	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,717	170,031	—	170,031	—	1996	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686	—	2,934,248	11,256,935	—	11,256,935	—	2007	N/A
Bridgeway II Land	Suffolk, VA	—	603,391	—	2,025,374	2,628,766	—	2,628,766	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	675,954	3,391,668	—	3,391,668	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,500	210,635	—	210,635	—	2000	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826	—	1,174,753	11,533,579	—	11,533,579	—	2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	219,098	2,214,473	—	2,214,473	—	2007	N/A

Subtotal Land Held for Development		$229,953	$137,200,008	$—	$81,432,094	$218,632,101	$—	$218,632,100	$—

Total All Properties		$61,764,284	$908,176,051	$1,745,242,823	$2,892,740,224	$1,069,191,456	$4,476,967,642	$5,546,159,097	$1,093,945,545

*
Denotes property is collateralized under mortgages with USG Annuity and Life, Metropolitan Life, LaSalle Bank, Allianz, John Hancock, Jackson National, Mutual of Omaha, and Capmark totaling $412.3 million.

SCHEDULE III
LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2009	2008	2007
REAL ESTATE:
Balance at beginning of year	$5,448,138	$5,686,713	$5,025,944
Additions	163,005	328,673	935,962
Disposition of property	(64,983)	(567,248)	(275,193)

Balance at end of year	$5,546,160	$5,448,138	$5,686,713

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$963,043	$841,647	$767,679
Depreciation expense	144,694	138,878	124,899
Disposition of property	(13,791)	(17,482)	(50,931)

Balance at end of year	$1,093,946	$963,043	$841,647

Management’s Annual Report on Internal Control Over Financial Reporting
To the Partners of Liberty Property Limited Partnership:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15 (f) and 15d–15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
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
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited Liberty Property Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Liberty Property Limited Partnership and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 26, 2010

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS EXCEPT UNIT AMOUNTS)

	December 31,
	2009	2008
ASSETS
Real estate:
Land and land improvements	$850,559	$801,763
Buildings and improvements	4,410,254	4,191,361
Less accumulated depreciation	(1,093,946)	(963,043)

Operating real estate	4,166,867	4,030,081

Development in progress	66,714	245,463
Land held for development	218,633	209,551

Net real estate	4,452,214	4,485,095

Cash and cash equivalents	237,446	15,794
Restricted cash	42,232	39,726
Accounts receivable, net	4,591	12,985
Deferred rent receivable	95,527	83,033
Deferred financing and leasing costs, net	134,309	132,627
Investments in and advances to unconsolidated joint ventures	175,584	266,602
Assets held for sale	—	98,706
Prepaid expenses and other assets	85,518	82,467

Total assets	$5,227,421	$5,217,035

LIABILITIES
Mortgage loans	$473,993	$198,560
Unsecured notes	1,842,882	2,131,607
Credit facility	140,000	260,000
Accounts payable	31,195	32,481
Accrued interest	31,251	36,474
Distributions payable	55,402	48,858
Other liabilities	169,529	182,549

Total liabilities	2,744,252	2,890,529

Limited partners’ equity – 4,074,967 common units outstanding	—	93,031
– 9,740,000 preferred units outstanding	—	287,959

OWNERS’ EQUITY
General partner’s equity – common units, 113,875,211 and 100,034,404 units outstanding as of December 31, 2009 and 2008, respectively	2,122,295	1,944,386

Limited partners’ equity – 4,011,354 common units outstanding	72,294	—
– 9,740,000 preferred units outstanding	287,959	—
Noncontrolling interest – consolidated joint ventures	621	1,130

Total owners’ equity	2,483,169	1,945,516

Total liabilities and owners’ equity	$5,227,421	$5,217,035

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Year Ended December 31,
	2009	2008	2007
OPERATING REVENUE
Rental	$519,928	$507,698	$467,093
Operating expense reimbursement	224,329	223,654	202,051

Total operating revenue	744,257	731,352	669,144

OPERATING EXPENSES
Rental property	149,968	149,170	140,350
Real estate taxes	86,676	83,762	70,802
General and administrative	51,250	54,467	54,325
Depreciation and amortization	170,764	169,190	151,908

Total operating expenses	458,658	456,589	417,385

Operating income	285,599	274,763	251,759

OTHER INCOME (EXPENSE)
Interest and other income	11,503	13,440	11,678
Debt extinguishment gain	1,547	2,521	—
Interest expense	(149,569)	(152,896)	(124,217)

Total other income(expense)	(136,519)	(136,935)	(112,539)

Income before property dispositions, income taxes, equity in earnings (loss) of unconsolidated joint ventures and impairment charges	149,080	137,828	139,220

Gain on property dispositions	1,687	10,572	1,633
Income taxes	(494)	(1,645)	709
Equity in earnings (loss) of unconsolidated joint ventures	2,161	2,805	(226)
Impairment charges – investment in unconsolidated joint ventures and other	(82,552)	—	(170)
– goodwill	(15,700)	—	—

Income from continuing operations	54,182	149,560	141,166

Discontinued operations (including net gain on property dispositions of $17,859, $23,519 and $33,611 for the years ended December 31, 2009, 2008 and 2007, respectively)	24,810	30,546	49,144

Net income	78,992	180,106	190,310
Noncontrolling interest-consolidated joint venture	509	(483)	(101)
Preferred unit distributions	(21,012)	(21,012)	(17,126)
Excess of preferred unit redemption over carrying amount	—	—	(696)

Income available to common unitholders	$58,489	$158,611	$172,387

Earnings per common unit
Basic:
Income from continuing operations	$0.30	$1.31	$1.27
Income from discontinued operations	0.22	0.31	0.54

Income per common unit – basic	$0.52	$1.62	$1.81

Diluted:
Income from continuing operations	$0.30	$1.31	$1.26
Income from discontinued operations	0.22	0.31	0.54

Income per common unit – diluted	$0.52	$1.62	$1.80

Weighted average number of common units outstanding
Basic	111,568	97,805	95,387
Diluted	112,020	97,994	95,993

Net income allocated to general partners	$56,376	$151,942	$164,831
Net income allocated to limited partners	23,125	27,681	25,378
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

		Limited	Limited
		Partners’	Partners’	Noncontrolling
	General	Equity –	Equity –	Interest –
	Partner’s	Common	Preferred	Consolidated
	Equity	Units	Units	Joint Ventures	Total Equity

Balance at January 1, 2007	$1,752,059	$—	$—	$419	$1,752,478
Contributions from partners	78,493	—	—	—	78,493
Distributions to partners	(278,209)	—	—	(3)	(278,212)
Foreign currency translation adjustment	1,055	—	—	—	1,055
Net income (does not include $25,378 related to limited partners’ equity)	164,831	—	—	101	164,932
Redemption of limited partners common units for common shares	82,223	—	—	—	82,223

Balance at December 31, 2007 (see note 8)	1,800,452	—	—	517	1,800,969

Contributions from partners	215,375	—	—	—	215,375
Distributions to partners	(221,023)	—	—	130	(220,893)
Foreign currency translation adjustment	(26,756)	—	—	—	(26,756)
Net income (does not include $27,681 related to limited partners’ equity)	151,942	—	—	483	152,425

Redemption of limited partners common units for common shares	24,396	—	—	—	24,396

Balance at December 31, 2008 (see note 8)	1,944,386	—	—	1,130	1,945.516

Transfer of noncontrolling interests to permanent equity	—	93,031	287,959	—	380,990
Contributions from partners	306,763	—	—	—	306,763
Distributions to partners	(208,566)	(7,513)	(21,012)	—	(237,091)
Foreign currency translation adjustment	7,717	282	—	—	7,999
Net income	56,376	2,113	21,012	(509)	78,992

Redemption of limited partners common units for common shares	15,619	(15,619)	—	—	—

Balance at December 31, 2009	$2,122,295	$72,294	$287,959	$621	$2,483,169

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$78,992	$180,106	$190,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,575	175,236	163,665
Amortization of deferred financing costs	5,101	4,429	4,137
Impairment charges – investment in unconsolidated joint ventures and other	104,156	3,076	170
Debt extinguishment gain	(1,547)	(2,521)	—
Equity in (earnings) loss of unconsolidated joint ventures	(2,161)	(2,805)	226
Distributions from unconsolidated joint ventures	663	1,660	3,550
Gain on property dispositions	(25,450)	(37,167)	(35,244)
Noncash compensation	12,905	9,152	8,128
Changes in operating assets and liabilities:
Restricted cash	(1,189)	(10,903)	26,211
Accounts receivable	8,238	(4,277)	4,634
Deferred rent receivable	(13,414)	(13,482)	(13,455)
Prepaid expenses and other assets	(19,539)	(26,326)	(14,145)
Accounts payable	(1,099)	(10,913)	3,974
Accrued interest	(5,223)	(3,251)	3,428
Other liabilities	(14,437)	3,935	1,163

Net cash provided by operating activities	298,571	265,949	346,752

INVESTING ACTIVITIES
Investment in properties	(73,078)	(60,078)	(307,846)
Cash paid for business, net of cash acquired	–	–	(626,007)
Investments in and advances to unconsolidated joint ventures	(5,132)	(8,410)	(227,975)
Distributions from unconsolidated joint ventures	20,721	66,660	590
Net proceeds from disposition of properties/land	181,537	382,956	996,474
Investment in development in progress	(69,410)	(247,393)	(417,877)
Increase in land held for development	(29,391)	(47,857)	(137,051)
Increase in deferred leasing costs	(30,949)	(33,325)	(39,232)

Net cash (used in) provided by investing activities	(5,702)	52,553	(758,924)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	–	–	415,063
Redemption of notes payable	–	–	(415,063)
Net proceeds from issuance of unsecured notes	–	–	446,205
Repayment of unsecured notes	(287,179)	(20,872)	(250,000)
Proceeds from mortgage loans	330,250	2,667	–
Repayments of mortgage loans	(54,864)	(46,452)	(16,365)
Proceeds from credit facility	199,150	572,300	1,363,050
Repayments on credit facility	(319,150)	(782,300)	(987,050)
Increase in deferred financing costs	(5,550)	(33)	(1,224)
Capital contributions	293,814	206,349	170,313
Distributions to partners	(230,504)	(262,973)	(328,607)

Net cash (used in) provided by financing activities	(74,033)	(331,314)	396,322

Increase (decrease) in cash and cash equivalents	218,836	(12,812)	(15,850)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,816	(9,383)	102
Cash and cash equivalents at beginning of year	15,794	37,989	53,737

Cash and cash equivalents at end of year	$237,446	$15,794	$37,989

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at December 31, 2009. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
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
Principles of Consolidation
The consolidated financial statements of the Company include the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the noncontrolling unitholders. All significant intercompany transactions and accounts have been eliminated.
Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation.
FASB Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to US GAAP in its financial statements issued beginning with the period ended September 30, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated lives are as follows:

Building and Improvements	40 years (blended)
Capital improvements	15 – 20 years
Equipment	5 – 10 years
Tenant improvements	Term of the related lease
Expenditures directly related to acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. In accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), effective January 1, 2009, acquisition-related costs are expensed as incurred. Expenditures for maintenance and repairs are charged to operations as incurred.

In accordance with ASC 805, the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangibles relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investments is determined using a discounted cash flow model which is a Level III valuation under ASC 820. The Company considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized.
During the quarter ended December 31, 2009, the Company recognized impairment charges related to the decline in the fair values below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. The Company considered the decline in fair value below the carrying value of $78.8 million to be other-than-temporary. The investment in unconsolidated joint ventures was impaired for the following segments as of December 31, 2009:

Impairment
Segment	amount
Midwest	$6,963
Philadelphia/D.C.	64,060
United Kingdom	7,779

Total	$78,802

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

Accounts Receivable/Deferred Rent Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments due under the terms of tenant leases. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable and deferred rent receivable balances are collectible. Based on this review, accounts receivable and deferred rent receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance or the deferred rent receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance is written off.
The allowance for doubtful accounts at December 31, 2009 and 2008 was $11.1 million and $8.5 million, respectively. The Company’s bad debt expense for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $4.8 million and $3.4 million, respectively.
Goodwill
Goodwill represents the amounts paid in excess of the fair value of the net assets acquired in connection with the acquisition of Republic Property Trust in October 2007. Pursuant to FASB ASC 350, “Intangible – Goodwill and other” (“ASC 350”), goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic Property Trust, goodwill and other intangibles of $15.7 million were recorded. The goodwill was assigned to the Northern Virginia/Washington, D.C. operation (“reporting unit”) which is part of the Philadelphia/D.C. reportable segment and was included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company assesses goodwill for impairment annually in November and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with ASC 350, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. The estimated fair value of the reporting unit is determined using a discounted cash flow model which considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. An impairment loss of $15.7 million was recognized during the fourth quarter of the year ended December 31, 2009 and there is no longer any goodwill in the Company’s Consolidated Balance Sheet. No impairment losses were recognized during the years ended December 31, 2008 or 2007.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following conditions are met:
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
Subsequent events
Subsequent events have been evaluated through February 26, 2010, the date of issuance of these financial statements.
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	2009			2008
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations net of	$54,691			$149,077
noncontrolling interest
Less: Preferred unit distributions	(21,012)			(21,012)

Basic income from continuing operations
Income from continuing operations available to common unitholders	33,679	111,568	$0.30	128,065	97,805	$1.31

Dilutive units for long-term compensation plans	—	452		—	189

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	33,679	112,020	$0.30	128,065	97,994	$1.31

Basic income from discontinued operations
Discontinued operations	24,810	111,568	$0.22	30,546	97,805	$0.31

Dilutive units for long-term compensation plans	—	452		—	189

Diluted income from discontinued operations
Discontinued operations	24,810	112,020	$0.22	30,546	97,994	$0.31

Basic income per common unit
Income available to common unitholders	58,489	111,568	$0.52	158,611	97,805	$1.62

Dilutive units for long-term compensation plans	—	452		—	189

Diluted income per common unit
Income available to common unitholders and assumed conversions	$58,489	112,020	$0.52	$158,611	97,994	$1.62

	2007
		Weighted
		Average
	Income	Units	Per
	(Numerator)	(Denominator)	Unit
Income from continuing operations net of noncontrolling interest	$141,065
Less: Preferred unit distributions	(17,126)
Less: Excess of preferred unit redemption over carrying amount	(696)

Basic income from continuing operations
Income from continuing operations available to common unitholders	123,243	95,387	$1.27

Dilutive units for long-term compensation plans	—	606

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	123,243	95,993	$1.26

Basic income from discontinued operations
Discontinued operations	49,144	95,387	$0.54
Dilutive units for long-term compensation plans	—	606

Diluted income from discontinued operations
Discontinued operations	49,144	95,993	$0.54

Basic income per common unit
Income available to common unitholders	172,387	95,387	$1.81

Dilutive units for long-term compensation plans	—	606

Diluted income per common unit
Income available to common unitholders and assumed Conversions	$172,387	95,993	$1.80

Dilutive units for long-term compensation plans represent the vested and unvested Common Units outstanding during the year as well as the dilutive effect of outstanding options. The anti-dilutive options that were excluded from the computation of diluted income per common unit in 2009, 2008 and 2007 were 2,661,000, 1,145,000 and 629,000, respectively.
During the year ended December 31, 2009, 187,000 common units were issued upon the exercise of options.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2009 for comparable loans, is less than the aggregate carrying value by approximately $33.5 million at December 31, 2009.
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
There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest or penalties deducted in the current period and no interest and penalties accrued at December 31, 2009 and December 31, 2008.
Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards available of approximately $18.8 million. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2006.
The Federal tax cost basis of the real estate at December 31, 2009 was $5.4 billion and at December 31, 2008 was $5.5 billion.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units and limited partners’ equity-common units. Other comprehensive income (loss) was $8.0 million, ($26.8) million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in limited partners’ equity-common units.
Recently Issued Accounting Standards
Beginning in the first quarter of 2010, the Company will be required to conduct an ongoing assessment to determine whether each entity in which it has an equity interest is a variable interest entity that should be consolidated if certain qualitative factors indicate that the Company has the controlling interest. This accounting change is required to be retroactively applied for all periods presented. The adoption of this requirement is not expected to have a material impact on the Company’s financial statements.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2009 and 2008 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2009
Industrial properties	$377,201	$1,902,838	$2,280,039	$475,180
Office properties	473,358	2,507,416	2,980,774	618,766

2009 Total	$850,559	$4,410,254	$5,260,813	$1,093,946

2008
Industrial properties	$354,753	$1,795,335	$2,150,088	$423,415
Office properties	447,010	2,396,026	2,843,036	539,628

2008 Total	$801,763	$4,191,361	$4,993,124	$963,043

Depreciation expense was $144.5 million in 2009, $147.2 million in 2008 and $135.4 million in 2007.
As of December 31, 2009, the Company had commenced development on three properties, which upon completion are expected to comprise 381,000 square feet of leaseable space. As of December 31, 2009, $66.7 million had been expended for the development of these projects and an additional $16.7 million is estimated to be required for completion.
Additionally, unconsolidated joint ventures in which the Company had an interest had commenced development on two properties, which upon completion are expected to comprise 600,000 square feet of leaseable space. As of December 31, 2009, $133.6 million had been expended for the development of these projects and an additional $26.5 million is estimated to be required for completion.

Information on the operating properties the Company sold during the years ended December 31, 2008 and 2007 is as follows:
2009 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)

Northeast
Southeastern PA	8	595,712	$43,920
New Jersey	5	379,529	37,564
Midwest	3	338,690	17,540
Mid-Atlantic	9	671,633	51,263
Florida	4	296,540	15,275

Total	29	2,282,104	$165,562

2008 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)

Northeast
Southeastern PA	2	166,160	$33,557
New Jersey	5	159,989	15,100
Midwest	3	125,876	9,420
Mid-Atlantic	2	129,150	16,650
Florida	1	83,583	5,300

Total	13	664,758	$80,027

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
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company’s Northeast reportable segment.
As of December 31, 2009, the joint venture owned 24 industrial properties totaling 3.3 million square feet and 43 acres of developable land.
The Company recognized $682,000, $765,000 and $664,000 in fees for services during the years ended December 31, 2009, 2008 and 2007, respectively.
Kings Hill Unit Trust
The Company has a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company’s United Kingdom reportable segment.
As of December 31, 2009, the joint venture owned 10 office properties and five industrial properties totaling 536,000 square feet.
The Company holds a $4.5 million note receivable from Kings Hill Unit Trust. The note receivable bears interest at a 9% rate and is due in December 2010. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures the Company’s consolidated balance sheets.

Income from fees and interest was $492,000, $603,000 and $1.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was then developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition had not been met and the transaction was accounted for as a financing arrangement. This joint venture is part of the Company’s Philadelphia/D.C. reportable segment.
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
As of December 31, 2009, the Company had a $2.4 million receivable from this joint venture.  This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet.
The Company recognized $1.9 million and $883,000 in fees for services during the years ended December 31, 2009 and 2008, respectively.
Liberty Illinois, LP
The Company has a 25% interest in Liberty Illinois, LP, an entity engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company’s Midwest reportable segment.
As of December 31, 2009, the joint venture owned 14 industrial properties totaling 4.6 million square feet and 346 acres of developable land, as well as a development property that, when completed, is expected to contain an additional 464,000 square feet of leaseable space. The Company has guaranteed cost overruns in excess of the approved project budget for the development property. The Company considers the likelihood of being required to make payments under the guarantee remote.
The Company recognized $890,000, $1.2 million and $791,000 in fees for services during the years ended December 31, 2009, 2008 and 2007, respectively.
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 483,000 square feet of office properties and 98 acres of developable land. This joint venture is part of the Company’s United Kingdom reportable segment.
The Company holds a $6.9 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture. The note receivable bears interest at a 10% rate and is due in December 2017. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures the Company’s consolidated balance sheets.
The Company recognized $376,000, $449,000 and $446,000 in fees for services during the years ended December 31, 2009, 2008 and 2007, respectively.

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
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio (“Republic Disposition”). The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. This joint venture is part of the Company’s Philadelphia/D.C. reportable segment.
The Company has a $900,000 note payable due to Liberty Washington, LP. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet.
The Company had a $59.5 million note receivable from Liberty Washington, LP that was repaid in 2008.
The Company recognized $4.1 million, $5.6 million and $2.1 million in interest and fees for services during the year ended December 31, 2009, 2008 and 2007, respectively.
Other Joint Ventures
As of December 31, 2009, the Company has a 50% ownership interest in three additional unconsolidated joint ventures.  One of these joint ventures has four operating properties and an investment in land held for development and is part of the Company’s Florida reportable segment.  One of these joint ventures has one operating property, an investment in land held for development and a leasehold interest and is part of the Company’s United Kingdom reportable segment.  The other joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company’s United Kingdom reportable segment.
The Company’s share of each of the joint venture’s earnings is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

The condensed balance sheets as of December 31, 2009 and 2008 and statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty Commerz 1701 JFK Boulevard, LP and other unconsolidated joint ventures for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):
Balance Sheets:

	December 31, 2009
	Liberty			Blythe		Liberty Commerz
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty	1701 JFK
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Boulevard, LP	Other	Total

Real estate assets	$132,016	$190,110	$229,149	$209,869	$777,491	$493,119	$72,954	$2,104,708
Accumulated depreciation	(19,689)	(13,081)	(18,409)	(10,651)	(50,090)	(27,880)	(2,204)	(142,004)

Real estate assets, net	112,327	177,029	210,740	199,218	727,401	465,239	70,750	1,962,704

Development in progress	—	—	21,800	—	111,830	—	—	133,630
Land held for development	2,735	—	42,723	48,013	2,000	—	22,083	117,554
Other assets	11,755	9,855	11,993	12,667	52,722	46,821	34,698	180,511

Total assets	$126,817	$186,884	$287,256	$259,898	$893,953	$512,060	$127,531	$2,394,399

Debt	$76,765	$153,549	$151,270	$199,370	$347,046	$324,000	$54,935	$1,306,935
Other liabilities	2,104	41,826	6,786	51,262	31,706	10,478	17,149	161,311
Equity	47,948	(8,491)	129,200	9,266	515,201	177,582	55,447	926,153

Total liabilities and equity	$126,817	$186,884	$287,256	$259,898	$893,953	$512,060	$127,531	$2,394,399

Company’s net investment in unconsolidated joint ventures (1)	$11,238	$3,198	$19,567	$3,383	$73,369	$36,461	$28,368	$175,584

	December 31, 2008
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Real estate assets	$119,523	$170,521	$227,318	$189,256	$804,587	$492,189	$57,933	$2,061,327
Accumulated depreciation	(16,285)	(8,971)	(12,436)	(5,301)	(28,515)	(14,013)	(790)	(86,311)

Real estate assets, net	103,238	161,550	214,882	183,955	776,072	478,176	57,143	1,975,016

Development in progress	9,948	—	16,252	—	101,653	—	7,524	135,377
Land held for development	2,733	—	42,338	42,668	7,859	—	14,435	110,033
Other assets	13,585	10,481	9,506	10,353	58,485	65,495	31,654	199,559

Total assets	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Debt	$82,813	$138,634	$145,504	$180,004	$350,121	$324,000	$38,830	$1,259,906
Other liabilities	2,168	38,112	7,481	37,899	40,919	32,362	19,764	178,705
Equity	44,523	(4,715)	129,993	19,073	553,029	187,309	52,162	981,374

Total liabilities and equity	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Company’s net investment in unconsolidated joint ventures (1)	$10,355	$3,415	$26,583	$9,129	$138,102	$50,899	$28,119	$266,602

(1)
Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of impairments related to the Company’s investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) is typically depreciated over the life of the related asset.

Statements of Operations:

	Year Ended December 31, 2009
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$18,407	$16,197	$22,191	$13,325	$74,850	$61,094	$4,928	$210,992

Operating expense	6,559	2,649	8,350	6,120	26,159	21,170	2,435	73,442

	11,848	13,548	13,841	7,205	48,691	39,924	2,493	137,550

Interest	(4,992)	(7,674)	(7,469)	(13,084)	(17,086)	(20,455)	(2,915)	(73,675)
Depreciation and amortization	(4,255)	(4,559)	(7,117)	(5,576)	(30,727)	(15,498)	(1,594)	(69,326)
Other income/(expense)	131	(602)	(50)	(175)	280	(378)	156	(638)
Impairment charges	—	—	—	—	(39,380)	—	—	(39,380)

Net income (loss)	$2,732	$713	$(795)	$(11,630)	$(38,222)	$3,593	$(1,860)	$(45,469)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$905	$334	$181	$(1,318)	$1,649	$1,241	$(831)	$2,161

	Year Ended December 31, 2008
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$19,075	$18,057	$22,811	$15,386	$76,552	$43,607	$3,056	$198,544
Operating expense	7,074	2,490	7,003	2,377	24,440	15,080	709	59,173

	12,001	15,567	15,808	13,009	52,112	28,527	2,347	139,371

Interest	(4,522)	(9,900)	(7,833)	(14,253)	(17,670)	(15,454)	(2,057)	(71,689)
Depreciation and amortization	(4,162)	(5,272)	(7,378)	(5,911)	(34,951)	(10,941)	(862)	(69,477)
Other income/(expense)	2,473	(924)	195	(467)	722	191	(96)	2,094
Gain on sale	(3)	—	—	—	—	—	102	99

Net income (loss)	$5,787	$(529)	$792	$(7,622)	$213	$2,323	$(566)	$398

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,645	$167	$549	$(1,370)	$1,288	$685	$(159)	$2,805

	Year Ended December 31, 2007
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$18,457	$19,696	$17,360	$5,920	$18,203	$—	$397	$80,033
Operating expense	5,807	2,374	4,433	5,265	4,273	—	131	22,283

	12,650	17,322	12,927	655	13,930	—	266	57,750

Interest	(4,240)	(14,583)	(6,297)	(6,009)	(4,299)	—	(253)	(35,681)
Depreciation and amortization	(4,228)	(7,058)	(6,316)	(2,201)	(8,969)	—	(70)	(28,842)
Other income/(expense)	(76)	(645)	(266)	(220)	(1,337)	—	359	(2,185)
Gain on sale	524	—	—	—	—	—	867	1,391

Net income (loss)	$4,630	$(4,964)	$48	$(7,775)	$(675)	$—	$1,169	$(7,567)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,320	$(732)	$399	$(1,514)	$(232)	$—	$533	$(226)

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred leasing costs	$188,043	$185,387
Deferred financing costs	40,952	39,972
In-place lease value and related intangible asset	38,743	46,346

	267,738	271,705

Accumulated amortization	(133,429)	(139,078)

Total	$134,309	$132,627

6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the credit facility. The weighted average interest rates for the years ended December 31, 2009, 2008 and 2007, were 6.2%, 6.1% and 6.5%, respectively. Interest costs during the years ended December 31, 2009, 2008 and 2007 in the amount of $7.6 million, $20.0 million and $45.7 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2009, 2008 and 2007, was $159.7 million, $177.0 million and $172.9 million, respectively.
During the year ended December 31, 2009, the Company satisfied a 7.75% senior unsecured note in full by paying $238.6 million in outstanding principal amount and satisfied an 8.125% medium term unsecured note in full by paying $20.0 million in outstanding principal amount.
During the year ended December 31, 2009, the Company purchased $11.4 million of its 7.75% Senior Notes due April 2009, $6.9 million of its 8.50% Senior Notes due August 2010, $3.5 million of its 7.25% Senior Notes due March 2011, $4.9 million of its 6.375% Senior Notes due August 2012 and $3.5 million of its 6.625% Senior Notes due October 2017. These notes were purchased at a $1.5 million aggregate discount. The discount is included in net income as a debt extinguishment gain.

During the year ended December 31, 2009, the Company closed on mortgages totaling $330.3 million bearing interest at an average rate of 7.1%. The net proceeds of these mortgages were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
During the year ended December 31, 2008, the Company purchased $23.4 million of its 8.5% Senior Notes due August 2010. These notes were purchased at a $2.5 million discount. The discount is included in net income as a debt extinguishment gain.
During the year ended December 31, 2007, the Company satisfied a 7.25% senior unsecured note with an original principal amount of $100 million and issued a $300 million original principal amount 6.625% senior unsecured note due October 1, 2017. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.”  In addition to the covenants listed below the Company’s credit facility also contained a financial covenant that restricted distributions to common share and common unit holders to 90% of Funds from Operations (as defined by the National Association of Real Estate Investment Trusts, which definition includes non-cash impairment charges.) As of December 31, 2009, the Company was not in compliance with this covenant. The Company obtained a waiver of this covenant from the participating banks in the credit facility through September 30, 2010.  As of December 31, 2009, the Company was in compliance with all other financial covenants.
Mortgage Loans, Unsecured Note
Mortgage loans with maturities ranging from 2010 to 2017 are collateralized by and in some instances cross-collateralized by properties with a net book value of $805.9 million.
The interest rates on $2,153.6 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.8 years.
Credit Facility
$600 Million Unsecured Revolving Credit Facility
The Company has a $600 million unsecured revolving credit facility (the “$600 million Credit Facility”). Based on the Company’s present ratings, borrowings under the $600 million Credit Facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $140.0 million of borrowings outstanding as of December 31, 2009 was 0.88%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB+ from Moody’s, S&P and Fitch, respectively. There is also a 15 basis point annual facility fee on the current borrowing capacity. The Company has exercised its one year renewal option and the Credit Facility now expires in January 2011. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
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

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the $600 million Credit Facility and the related weighted average interest rates are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal		Unsecured	Credit		Interest
	Amortization	Maturities		Notes	Facility	Total	Rate
2010	$6,416	$4,736		$169,739	$–	$180,891	8.34%
2011	6,753	10,741		246,500	140,000	403,994	4.74%
2012	4,643	190,349	(1)	230,100	–	425,092	6.65%
2013	3,858	4,511		—	–	8,369	5.79%
2014	4,352	2,684		200,000	–	207,036	5.67%
2015	3,932	44,469		300,000	–	348,401	5.25%
2016	2,461	182,318		300,000	–	484,779	6.11%
2017	1,770	—		296,543	–	298,313	6.62%
2018 & thereafter	—	—		100,000	—	100,000	7.50%

	$34,185	$439,808		$1,842,882	$140,000	$2,456,875	6.15%

(1)	There are two one-year extensions for $160,456 of mortgages.
7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$478,755
2011	433,482
2012	378,623
2013	318,552
2014	251,582
Thereafter	841,383

TOTAL	$2,702,377

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. OWNERS’ EQUITY
Common Units
General and Limited partners’ equity – common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. The common units outstanding as of December 31, 2009 have the same economic characteristics as common shares of the Trust. The 4,011,354 common units are the limited partners’ equity — common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 4,011,354 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 4,011,354 common units at December 31, 2009 based on the closing price of the shares of the Company at December 31, 2009 was $128.4 million.

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
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2009	2008	2007
Distributions (in millions)	$21.0	$21.0	$17.1
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series D	—	—	$1.74
Series E	$3.50	$3.50	$3.50
Series F	$3.33	$3.33	$3.33
Series G	$3.35	$3.35	$3.35
Series H	$1.85	$1.85	$0.67

Limited Partners’ Equity
Limited partners’ equity in the accompanying financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. For the years ended December 31, 2008 and prior, these interests were classified in the mezzanine section of the Company’s Consolidated Balance Sheets. In 2009, the Trust and the Operating Partnership entered into an indemnification agreement which requires the Trust to hold the Operating Partnership harmless in connection with the conversion of any common units or preferred units. The noncontrolling interests – common units and preferred units were therefore transferred to owners’ equity.
A reclassification from limited partners’ equity – common units to general partner’s equity was made reflecting the effect of the cumulative redemption of common units to common shares in the amount of $24.5 million and $119,000 at December 31, 2008 and 2007, respectively.
The following details the change in limited partners’ equity for the years ended December 31, 2007 and 2008. For the year ended December 31, 2009, see the Company’s Consolidated Statements of Owners’ Equity.

	Limited partners’	Limited partners’
	equity –	equity –
	common units	preferred units
Balance at January 1, 2007	$205,893	$210,960
Distributions to partners	(10,512)	(17,828)
Issuance of preferred units	—	99,964
Redemption of preferred units	—	(22,959)
Net income	7,555	17,823
Redemption of limited partners common units for common shares	(82,223)	—

Balance at December 31, 2007	120,713	287,960
Contributions from partners	176	—
Distributions to partners	(10,131)	(21,013)
Issuance of operating partnership units	—	—
Net income	6,669	21,012
Redemption of limited partners common units for common shares	(24,396)	—

Balance at December 31, 2008	$93,031	$287,959

Continuous Equity Offering
During the years ended December 31, 2009 and 2008, the Company sold Common Units pursuant to its continuous offering program. During the years ended December 31, 2009 and 2008, the Company sold 12.8 million and 495,000 common units, respectively, through this program. The net proceeds from the offering of $283.2 million and $10.8 million for the years ended December 31, 2009 and 2008, respectively, were used for general corporate purposes, including the funding of maturing senior note obligations.
Sale of Common Units
In October 2008, the Company sold 4,750,000 Common Units. The net proceeds of the offering of $149.5 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
Noncontrolling Interest – Consolidated Joint Ventures
Noncontrolling interest – consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.

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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.2 million. The Company has not guaranteed any of the debt of the unconsolidated joint ventures.
The Company has letter of credit obligations of $1.5 million related to development requirements. It is remote that there will be a draw upon these letter of credit obligations.
The Company has guaranteed the interest payments under its mortgage loan for its unconsolidated joint venture Blythe Valley JV Sarl for a maximum of $1.3 million.
The Company is obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $18.9 million.
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
In accordance with ASC 450 “Contingencies,” the Company will record a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcome of any litigation is uncertain, the Company believes that such legal actions will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2009 and 2008 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per unit amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2009	2008	2008	2008	2008
Operating revenue	$187,577	$187,295	$183,967	$185,418	$184,767	$182,360	$178,412	$185,813

Income from continuing operations	(57,586)	39,958	38,728	33,082	47,958	33,831	33,823	33,948

Discontinued operations	8,780	10,786	4,484	760	11,421	12,122	4,555	2,448

Income available to common unitholders	(48,806)	50,744	43,212	33,842	59,379	45,953	38,378	36,396

Income per common unit – basic (1)	(0.46)	0.39	0.35	0.28	0.53	0.41	0.34	0.33

Income per common unit – diluted (1)	(0.46)	0.39	0.35	0.28	0.53	0.41	0.34	0.33

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

11. SEGMENT INFORMATION
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia/D.C.	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
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
The operating information by segment is as follows (in thousands):
YEAR ENDED DECEMBER 31, 2009

	Northeast
		Lehigh/
	Southeastern	Central	New		mid-		phila-	united
	PA	PA	Jersey	Midwest	atlantic	South	delphia	kingdom	total
Operating revenue	$183,794	$100,746	$31,089	$82,817	$136,607	$182,740	$22,061	$4,403	$744,257
Rental property expenses and real estate taxes	59,496	27,374	12,724	31,693	40,173	59,036	5,213	935	236,644

Property level operating income	$124,298	73,372	18,365	$51,124	$96,434	123,704	16,848	$3,468	507,613

Interest and other income									11,503
Debt extinguishment gain									1,547
Interest expense									(149,569)
General and administrative									(51,250)
Depreciation and amortization									(170,764)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges									149,080
Gain on property dispositions									1,687
Income taxes									(494)
Equity in earnings of unconsolidated joint ventures									2,161
Impairment charges – investment in unconsolidated joint ventures and other									(82,552)
– goodwill									(15,700)
Discontinued operations									24,810

Net income									$78,992

YEAR ENDED DECEMBER 31, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New		mid-		phila-	united
	PA	PA	Jersey	Midwest	atlantic	South	delphia	kingdom	total
Operating revenue	$176,494	$97,066	$32,528	$81,715	$138,646	$171,138	29,426	$4,339	$731,352
Rental property expenses and real estate taxes	57,251	26,273	12,888	30,011	40,482	57,192	7,791	1,044	232,932

Property level operating income	$119,243	$70,793	$19,640	$51,704	$98,164	$113,946	$21,635	$3,295	$498,420

Interest and other income									13,440
Debt extinguishment gain									2,521
Interest expense									(152,896)
General and administrative									(54,467)
Depreciation and amortization									(169,190)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									137,828
Gain on property dispositions									10,572
Income taxes									(1,645)
Equity in earnings of unconsolidated joint ventures									2,805
Discontinued operations									30,546

Net income									$180,106

YEAR ENDED DECEMBER 31, 2007

	Northeast
		Lehigh/
	Southeastern	Central	New		mid-		phila-	united
	PA	PA	Jersey	Midwest	atlantic	South	delphia	kingdom	total
Operating revenue	$170,507	$89,940	$30,684	$77,980	$124,539	$148,816	$23,963	$2,715	$669,144
Rental property expenses and real estate taxes	56,417	23,044	11,939	27,051	37,342	49,687	5,637	35	211,152

Property level operating income	$114,090	$66,896	$18,745	$50,929	$87,197	99,129	$18,326	$2,680	$457,992

Interest and other income									11,678
Interest expense									(124,217)
General and administrative									(54,325)
Depreciation and amortization									(151,908)

Income before property dispositions, income taxes, equity in loss of unconsolidated joint ventures and impairment charges									139,220
Gain on property dispositions									1,633
Income taxes									709
Equity in loss of unconsolidated joint ventures									(226)
Impairment charges – investment in unconsolidated joint ventures and other									(170)
Discontinued operations									49,144

Net income									$190,310

	Real Estate Related Revenues
	Year Ended December 31,
Product Type Information	2009	2008	2007
Industrial	$301,781	$291,775	$265,279
Office	442,476	439,577	403,865

Total operating revenue	$744,257	$731,352	$669,144

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast							United
	Southeastern	Lehigh/			Mid-		Phila-	Kingdom
	PA	Central PA	New Jersey	Midwest	Atlantic	South	Delphia	(1)	Total
January 1, 2009	$1,112,233	$727,520	$189,010	$541,836	$983,588	$1,290,144	$110,380	$38,413	$4,993,124
Additions	10,976	99,544	3,754	11,449	63,173	96,345	36,299	4,088	325,628
Dispositions	(2,131)	(4,855)	(16,125)	(7,353)	(17,759)	(9,716)	—	—	(57,939)

December 31, 2009	$1,121,078	$822,209	$176,639	$545,932	$1,029,002	$1,376,773	$146,679	$42,501	5,260,813

Accumulated depreciation									(1,093,946)
Development in progress									66,714
Land held for development									218,633
Other assets									775,207

Total assets at December 31, 2009									$5,227,421

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/						United
	Southeastern	Central			Mid-		Phila-	Kingdom
	PA	PA	New Jersey	Midwest	Atlantic	South	Delphia	(1)	Total

January 1, 2008	$1,095,369	$655,619	$177,218	$543,445	$948,115	$1,184,349	$470,548	$51,532	$5,126,195
Additions	40,096	71,901	22,713	7,319	50,811	109,095	7,729	(13,119)	296,545

Dispositions	(23,232)	—	(10,921)	(8,928)	(15,338)	(3,300)	(367,897)	—	(429,616)

December 31, 2008	$1,112,233	$727,520	$189,010	$541,836	$983,588	$1,290,144	$110,380	$38,413	4,993,124

Accumulated depreciation									(963,043)
Development in progress									245,463
Land held for development									209,551
Assets held for sale									98,706
Other assets									633,234

Total assets at December 31, 2008									$5,217,035

(1)	United Kingdom additions are impacted by foreign currency translation gain or loss.

12. ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
Discontinued Operations

The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $165.6 million, $80.0 million and $369.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues	$15,491	$30,531	$61,067
Operating expenses	(3,833)	(11,462)	(22,358)
Interest expense	(2,195)	(4,982)	(9,798)
Depreciation and amortization	(2,512)	(7,060)	(13,378)

Income before property dispositions and impairment charges	$6,951	$7,027	$15,533

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the years ended December 31, 2009, 2008 and 2007, the Company recognized impairment losses of $9.5 million, $3.1 million and $0.2 million, respectively. The impairment losses are for operating properties or land parcels and were in the segments and for the amounts as indicated below (amounts in thousands):

	Year Ended December 31,
Segment	2009	2008	2007
Northeast	$1,251	$957	$39
Midwest	837	1,490	131
Mid-Atlantic	3,992	629	—
Florida	292	—	—
Philadelphia/D.C.	3,137	—	—

Total	$9,509	$3,076	$170

Impairment losses of $280,000 were recognized in the fourth quarter of 2009.
For the year ended December 31, 2009, $5.8 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations and $3.7 million in impairment was included in the caption impairment charges – investment in unconsolidated joint ventures and other in the Company’s statement of operations. For the year ended December 31, 2008, $3.1 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations. For the year ended December 31, 2007, $0.2 million in impairment was included in the caption impairment charges – investment in unconsolidated joint ventures and other in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2009.

13. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Write-off of fully depreciated property and deferred costs	$76,714	$31,421	$102,902
Acquisition of properties	–	–	(73,556)
Assumption of mortgage loans	–	–	73,556
Increase in investment in unconsolidated joint ventures	—	(35,172)	—
Disposition of properties/development in progress	—	173,624	—
Disposition of deferred leasing/financing costs	—	12,526	—
Reduction of accounts receivable	—	7,854	—
Reduction of deferred rent receivable	—	6,580	—
Reduction of prepaid and other assets	—	38,486	—
Reduction of Credit Facility	—	(152,960)	—
Reduction of other liabilities	—	(50,938)	—

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	4,804,279	5,816,839	23,674,823	29,491,662	2,192,955	2005	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,377,970	107,307	1,371,822	1,479,129	864,539	1980	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	919,724	1981	40 yrs.
7437 Industrial Boulevard	Allentown, PA	*	717,488	5,022,413	3,000,614	726,651	8,013,864	8,740,515	3,362,998	1976	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	7,309,880	1,197,447	7,300,209	8,497,656	2,749,783	1996	40 yrs.
400 Nestle Way	Allentown, PA	19,993,555	8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	9,791,909	1997	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	4,089,940	2,670,673	17,397,523	20,068,197	5,075,727	1988	40 yrs.
700 Nestle Way	Allentown, PA	*	3,473,120	—	20,083,721	4,174,970	19,381,870	23,556,841	6,104,911	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	213,047	269,614	1,057,116	1,326,730	354,746	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	436,346	463,123	1,885,196	2,348,319	736,944	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	314,252	489,749	1,972,343	2,462,092	640,184	1998	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,183,790	1,147,541	7,271,832	8,419,373	2,526,061	1985	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	660,579	1,127,805	3,969,711	5,097,516	1,163,852	1993	40 yrs.
8014 Industrial Boulevard	Allentown, PA	*	4,019,258	—	9,764,774	3,645,117	10,138,915	13,784,032	3,341,045	1999	40 yrs.
705 Boulder Drive	Allentown, PA	*	4,484,096	—	15,194,668	4,486,836	15,191,928	19,678,764	3,524,004	2001	40 yrs.
651 Boulder Drive	Allentown, PA	—	4,308,646	—	18,056,549	4,308,646	18,056,549	22,365,194	3,827,258	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	*	2,564,167		8,911,345	2,571,466	8,904,047	11,475,513	2,171,847	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	*	1,025,667		5,346,179	1,035,854	5,335,991	6,371,846	1,109,398	2002	40 yrs.
650 Boulder Drive	Allentown, PA	*	5,208,248		31,405,185	9,961,788	26,651,645	36,613,433	4,756,705	2002	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	1,016,649	2002	40 yrs.
200 Boulder Drive	Allentown, PA	*	4,722,683	18,922,645	541,304	4,722,683	19,463,949	24,186,632	2,588,889	2004	40 yrs.
250 Boulder Drive	Allentown, PA	*	3,599,936	12,099,145	2,087,298	3,717,733	14,068,646	17,786,379	2,088,906	2004	40 yrs.
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,103,907	7,521,211	26,308,644	33,829,856	2,205,417	2005	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,833,097	458,945	2,832,433	3,291,378	1,466,473	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,744,192	541,459	3,743,528	4,284,987	1,868,661	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,765,090	707,867	2,764,425	3,472,293	1,512,805	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,885,003	560,691	3,684,339	4,245,030	1,677,570	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,920,859	532,047	4,920,080	5,452,127	2,774,933	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,475,773	389,081	3,475,020	3,864,101	1,839,464	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,893,307	422,730	3,892,620	4,315,349	2,134,789	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,556,174	144,248	2,555,426	2,699,674	1,496,730	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	2,126,673	139,480	2,126,009	2,265,489	1,330,273	1985	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	876,165	141,746	875,488	1,017,234	514,307	1985	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,196,420	98,986	1,196,420	1,295,406	806,648	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,918,272	129,142	1,917,583	2,046,726	1,333,081	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,347,075	104,453	1,346,288	1,450,740	689,811	1981	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	502,487	163,735	2,232,752	2,396,487	961,223	1986	40 yrs.
744 Roble Road	Allentown, PA	—	159,771	1,734,229	271,718	161,371	2,004,347	2,165,718	818,827	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	610,844	119,711	2,045,133	2,164,844	829,879	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,791,480	484,361	1,760,434	2,244,795	793,672	1996	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	313,180	213,879	1,408,117	1,621,996	449,416	1990	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	369,187	1,093,724	4,218,725	5,312,449	1,670,086	1990	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	23,630,722	3,752,293	23,548,685	27,300,978	11,414,778	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	660,865	1985	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	4,243,453	545,172	4,368,571	4,913,743	2,063,867	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	4,293,944	190,728	4,462,216	4,652,944	1,742,947	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,224,548	188,896	2,394,651	2,583,548	1,088,139	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,557,966	188,721	2,728,245	2,916,966	973,259	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	572,057	212,744	1,391,102	1,603,845	620,455	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	208,645	237,078	1,196,225	1,433,303	413,134	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	273,052	253,886	1,335,933	1,589,818	500,341	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,022,399	367,706	1,974,693	2,342,399	873,636	1998	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,944,965	804,104	7,616,547	8,420,651	2,560,117	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127		13,874,303	1,099,079	13,871,351	14,970,430	4,026,880	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751		11,561,580	1,766,196	10,525,135	12,291,331	2,839,400	2000	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	4,922,712	435,303	4,922,049	5,357,352	2,343,238	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	4,267,425	197,700	4,266,679	4,464,379	1,916,177	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,635,199	240,732	4,634,536	4,875,268	2,496,299	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,833,455	312,873	3,832,791	4,145,664	2,071,654	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,029,231	212,492	3,028,486	3,240,978	1,568,618	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	883,806	395,459	3,580,347	3,975,806	1,608,633	1986	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	39,279,236	2,310,246	39,232,050	41,542,296	10,965,582	1998	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	881,878	709,961	4,223,897	4,933,858	1,064,619	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577		4,108,623	786,382	4,106,818	4,893,200	1,386,052	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,331,114	2,060,644	7,172,136	9,232,780	3,194,662	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	2,387,584	1,264,758	4,746,834	6,011,592	1,422,994	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,086,930	1,264,758	3,446,180	4,710,938	775,156	2002	40 yrs.
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	5,520,730	2,148,571	5,485,383	7,633,953	546,531	2001	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,317,936	1,430,937	4,361,436	5,792,373	1,299,605	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	2,333,187	1,426,251	8,432,138	9,858,389	2,931,424	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	6,471,449	4,501,247	22,148,796	26,650,043	7,122,323	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	686,050	1,065,068	5,167,695	6,232,763	1,810,278	1986	40 yrs.
750 Park of Commerce Boulevard	Boca Raton, FL	—	2,430,000	—	20,370,688	2,473,406	20,327,282	22,800,688	250,145	2007	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
400 Boulder Drive	Breinigsville, PA	—	—		13,408,721	2,865,575	10,543,146	13,408,721	1,421,657	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	6,680,031	8,118,881	25,565,517	33,684,398	2,698,563	2004	40 yrs.
8201 Industrial Boulevard	Breinigsville, PA	*	2,089,719	—	8,328,910	2,222,168	8,196,461	10,418,629	674,780	2006	40 yrs.
8500 Industrial Bouldvard	Breinigsville, PA	—	8,752,708	—	37,189,227	11,511,499	34,430,436	45,941,935	850,293	2007	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	659,860	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	4,083,791	577,067	9,281,694	9,858,761	2,873,511	1984	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,539,600	1,306,811	9,650,028	10,956,839	2,384,910	1994	40 yrs.
20700 Swenson Drive	Brookfield, WI	5,102,070	830,008	12,276,445	679,246	830,999	12,954,700	13,785,698	1,657,012	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	4,412,013	1,023,466	10,729,219	1,046,655	1,025,082	11,774,257	12,799,339	1,619,160	2005	40 yrs.
20935 Swenson Drive	Brookfield, WI	3,848,454	571,389	10,238,547	765,002	572,158	11,002,779	11,574,937	1,443,181	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	5,162,022	675,422	8,910,651	1,060,006	678,637	9,967,442	10,646,079	1,592,010	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,640,734	223,470	646,518	3,862,251	4,508,768	518,526	2006	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	2,241,825	4,095,262	16,282,471	20,377,733	2,053,822	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108		7,671,741	794,874	7,614,974	8,409,848	2,256,384	2001	40 yrs.
95 Kriner Road	Chambersburg, PA	—	8,695,501	—	28,492,075	9,407,871	27,779,705	37,187,576	861,982	2006	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125		5,090,506	955,374	5,061,257	6,016,631	1,120,006	2001	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020		4,929,744	1,129,850	4,660,913	5,790,763	1,086,271	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	887,713	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	—	864,150	4,427,285	114,510	866,609	4,539,337	5,405,945	734,360	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,374,921	1,950,375	7,236,994	651,092	1,951,135	7,887,326	9,838,461	1,491,629	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	—	1,202,556	5,975,538	1,239,033	1,292,273	7,124,854	8,417,127	905,439	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	4,823,203	1,292,062	6,456,515	1,326,852	1,292,254	7,783,173	9,075,428	1,103,228	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	969,751	2,014,689	8,514,094	10,528,783	1,135,223	2005	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,176,380	997,570	5,178,810	6,176,380	564,740	2005	40 yrs.
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	9,591,486	1,562,903	9,555,887	11,118,790	111,001	2006	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,926,845	2,746,455	8,184,465	10,930,920	1,220,442	2004	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	4,775,935	765,952	4,768,933	5,534,886	2,520,185	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	6,544,198	920,439	6,523,913	7,444,352	4,134,716	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	2,222,793	1,571,105	7,007,812	8,578,917	3,367,771	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,335,308	341,663	4,368,617	4,710,280	1,505,696	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	425,260	218,542	2,365,896	2,584,438	757,810	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	332,248	243,791	2,496,342	2,740,132	906,547	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	1,069,980	266,684	3,436,881	3,703,565	1,175,589	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	535,532	299,099	3,189,601	3,488,700	1,102,330	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	789,527	237,779	2,900,362	3,138,141	1,017,589	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	644,838	296,262	3,273,771	3,570,033	1,024,134	1986	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	1,892,483	2,427,065	9,387,953	11,815,018	2,939,518	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,788,070	1,295,000	3,451,175	4,746,175	948,964	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105		3,746,375	1,295,000	3,409,480	4,704,480	842,908	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105		3,931,442	1,307,300	3,582,247	4,889,547	988,688	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		4,256,633	1,599,259	3,615,480	5,214,738	700,113	2000	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	16,219,721	1,458,302	3,922,382	17,672,735	21,595,117	2,957,545	2006	40 yrs.
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	7,741,067	3,166,951	8,439,964	11,606,915	605,197	2006	40 yrs.
1250 Hall Court	Deer Park, TX	2,936,922	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	405,300	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	126,879	598,918	3,770,065	4,368,983	438,211	2006	40 yrs.
190 Parkway West	Duncan, SC	—	551,663	3,463,858	135,431	552,211	3,598,741	4,150,952	448,138	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	770,932	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	6,149,465	34,259	976,393	6,182,764	7,159,157	871,435	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,366,266	1,103,860	3,393,423	4,497,283	933,699	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	930,856	462,876	5,082,646	5,545,522	1,617,278	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	3,303,240	1,289,215	7,697,908	8,987,123	3,292,622	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	1,062,477	767,703	2,252,783	3,020,486	606,970	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	380,382	118,300	1,467,930	1,586,230	439,102	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	379,731	142,399	1,688,230	1,830,628	719,514	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	128,275	108,610	1,126,279	1,234,889	387,242	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	449,591	270,584	2,936,576	3,207,160	1,022,110	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	364,782	285,464	2,988,589	3,274,053	1,046,895	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	794,424	264,419	3,222,941	3,487,360	1,075,402	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	1,616,449	336,481	4,708,856	5,045,337	1,824,139	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	23,586,267	2,938,372	23,560,286	26,498,658	8,105,637	1999	40 yrs.
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,987,320	1,916,609	5,571,353	7,487,962	514,302	2006	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	625,146	760,525	3,879,903	4,640,429	1,332,387	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	243,378	2,188,525	4,032,139	6,220,664	1,264,551	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	2,051,136	1,230,965	6,125,200	7,356,165	1,695,683	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,496,859	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	1,021,055	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,176,757	993,101	3,313,619	4,306,720	931,410	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829		4,287,274	1,739,966	3,873,137	5,613,103	971,715	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517		8,665,025	3,000,555	6,675,988	9,676,542	1,941,114	2001	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	678,387	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687		3,634,580	1,718,407	2,832,859	4,551,267	613,925	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925		5,226,016	1,599,757	5,027,185	6,626,941	709,335	2000	40 yrs.
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	53,337	10,243,977	10,898,042	21,142,019	773,205	2007	40 yrs.
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	7,054,722	3,023,417	5,928,349	8,951,766	440,333	2006	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
180 Sheree Boulevard	Exton, PA	5,039,159	2,647,861	11,334,403	2,299,569	2,649,426	13,632,407	16,281,833	1,695,864	2007	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	292,813	524,390	1,248,175	1,772,565	408,740	1982	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,290,952	2,826,994	8,230,889	11,057,884	813,116	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	325,875	1,267,937	2,542,591	3,810,529	321,768	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	7,428,042	1,790,041	9,574,750	11,364,791	490,833	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	468,379	1,650,703	2,385,416	4,036,119	306,886	2005	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	22,612,437	—	55,809,125	23,339,943	55,081,619	78,421,562	2,161,520	2006	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	13,007,509	11,480,744	65,283	13,035,013	11,518,523	24,553,536	2,967,041	2006	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	474,871	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,502,466	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	10,558,425	3,414,989	12,958,163	16,373,152	2,740,091	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,292,009	625,111	5,446,912	6,072,023	1,853,206	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	460,723	—	3,514,130	3,514,130	1,265,024	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	790,582	—	3,845,146	3,845,146	1,261,376	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	3,058,575	743,898	7,558,382	8,302,280	2,177,079	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	315,963	771,029	4,000,396	4,771,425	1,437,068	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,546,671	483,263	3,506,893	3,990,156	1,507,055	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,384,753	1,075,620	10,382,029	11,457,649	3,732,026	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	1,387,745	670,292	5,226,990	5,897,282	1,816,101	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	2,030,095	1,010,044	9,181,804	10,191,848	3,379,930	1990	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	974,853	1,083,006	7,010,507	8,093,513	1,219,324	2004	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911		6,273,615	515,542	6,270,984	6,786,525	948,767	2003	40 yrs.
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,548,088	825,529	3,540,673	4,366,202	206,081	2006	40 yrs.
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	13,304,806	3,712,683	11,139,934	14,852,617	414,238	2006	40 yrs.
7 Research Drive	Greenville, SC	—	—	17,091,882	4,405	—	17,096,287	17,096,287	1,236,986	2007	40 yrs.
1487 South Highway 101	Greer, SC	—	464,237	—	5,173,211	1,301,738	4,335,710	5,637,447	121,276	2007	40 yrs.
11841 Newgate Boulevard	Hagerstown, MD	*	3,356,207	—	30,313,897	9,741,685	23,928,419	33,670,104	196,321	2008	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,455,957	974,675	7,035,826	8,010,501	2,519,411	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	1,350,708	1,097,368	8,111,486	9,208,854	2,687,716	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,663,695	212,694	1,658,368	1,871,063	579,741	1999	40 yrs.
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	7,816,239	1,128,829	8,337,834	9,466,663	770,441	2006	40 yrs.
21 Enterprise Parkway	Hampton, VA	—	263,668	8,167,118	449,586	265,719	8,614,653	8,880,372	2,061,870	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	259,460	710,486	3,210,892	3,921,378	570,931	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	96,894	1,104,359	2,056,565	3,160,924	620,218	1983	40 yrs.
7361 Coca Cola Drive	Hanover, MD	—	2,245,187	—	9,441,500	3,822,710	7,863,977	11,686,687	134,941	2004	40 yrs.
600 Industrial Drive	Harrisburg, PA	*	7,743,800	—	28,472,202	9,368,557	26,847,444	36,216,001	2,552,297	2005	40 yrs.
500 McCarthy Drive	Harrisburg, PA	*	5,194,872	19,991,436	4,234,765	5,687,013	23,734,060	29,421,073	3,921,491	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,210,943	373,502	1,981,140	2,354,642	711,419	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,835,505	315,614	1,641,220	1,956,834	621,236	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	20,713,945	2,042,159	19,473,688	21,515,847	6,178,788	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	3,122,737	235,698	3,121,604	3,357,301	1,414,355	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,686,364	320,450	2,685,203	3,005,653	1,386,394	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,355,911	231,692	2,354,841	2,586,533	1,254,192	1989	40 yrs.
2427 Penny Road	High Point, NC	—	1,165,664	—	3,476,301	655,240	3,986,724	4,641,965	1,891,247	1990	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,445,555	183,888	2,444,476	2,628,365	1,270,718	1989	40 yrs.
4328, 4336 Federal Drive	High Point, NC	3,658,438	521,122	—	7,325,519	825,092	7,021,548	7,846,641	4,189,175	1995	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,790,986	173,623	3,101,365	3,274,988	1,314,647	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	969,656	597,368	5,790,788	6,388,156	2,324,634	1989	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,214,882	283,368	2,214,510	2,497,878	921,865	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,210,692	132,655	1,221,699	1,354,353	518,446	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,361,383	545,627	3,101,638	3,647,265	1,133,220	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,610,977	265,991	2,447,358	2,713,349	918,202	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,505,844	173,889	2,398,686	2,572,575	1,000,575	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,168,281	276,038	2,156,281	2,432,318	537,397	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,498,674	500,980	3,497,193	3,998,174	1,032,962	2000	40 yrs.
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	5,905,625	791,880	5,208,019	5,999,899	361,496	2005	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203		3,982,978	526,266	3,578,915	4,105,181	1,575,427	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106		3,430,006	431,106	3,099,006	3,530,112	966,013	2001	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232		1,682,549	378,101	1,398,680	1,776,781	409,736	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320		7,251,365	984,672	6,439,013	7,423,685	1,628,906	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943		3,114,814	611,166	2,721,590	3,332,756	661,029	2002	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,787,760	511,869	2,785,890	3,297,759	370,527	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,394,903	505,700	2,996,790	3,502,490	401,761	2004	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,909,540	665,239	1,244,301	1,909,540	113,838	2004	40 yrs.
4475 Premier Drive	High Point, NC	—	748,693	—	6,775,441	1,525,421	5,998,713	7,524,134	224,143	2006	40 yrs.
100 Witmer Road	Horsham, PA	—	3,102,784	—	20,117,703	3,764,784	19,455,704	23,220,487	4,115,212	1996	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,692,880	1,408,041	4,618,480	6,026,521	1,870,853	1998	40 yrs.
300 Welsh Road - Building 3	Horsham, PA	—	180,459	1,441,473	375,923	180,459	1,817,396	1,997,855	709,249	1983	40 yrs.
300 Welsh Road - Building 4	Horsham, PA	—	282,493	2,256,508	2,017,673	282,493	4,274,180	4,556,674	1,477,035	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,961,590	1,265,363	9,745,470	11,010,834	3,753,210	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	10,193,519	1,939,712	9,319,758	11,259,470	2,570,870	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,946,390	638,513	7,757,713	8,396,226	3,101,363	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,455,917	629,944	7,189,145	7,819,089	2,833,488	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,916,405	629,944	7,649,639	8,279,583	3,173,063	1990	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	2,488,780	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,439,135	1982	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	594,916	330,111	3,576,586	3,906,696	1,088,841	1974	40 yrs.
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,398,815	393,019	4,709,833	5,102,852	1,353,048	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,369,615	489,032	5,495,766	5,984,798	1,933,325	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	987,299	294,673	3,651,020	3,945,694	1,227,806	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	824,142	270,906	3,272,641	3,543,547	1,363,221	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	1,804,841	464,871	5,756,812	6,221,683	1,457,282	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,935,505	270,282	4,376,781	4,647,063	1,454,128	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	1,147,911	436,952	5,096,874	5,533,826	1,709,544	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	108,399	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,561,785	732,552	7,370,212	8,102,764	2,550,394	1977	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	894,621	208,140	1,790,091	1,998,231	496,271	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	808,823	451,731	3,879,164	4,330,896	1,131,114	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	1,135,637	452,251	4,200,336	4,652,587	1,401,775	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	2,423,031	558,142	7,228,546	7,786,688	2,194,203	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,608,934	673,041	8,385,303	9,058,344	2,845,532	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	712,712	255,528	2,860,210	3,115,738	1,042,640	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	2,418,467	502,705	6,959,064	7,461,769	1,999,639	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,872,188	376,475	5,203,948	5,580,424	2,151,857	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,760,384	583,628	7,630,610	8,214,238	2,685,264	1981	40 yrs.
104 Witmer Road	Horsham, PA	—	1,248,148	—	1,133,749	189,793	2,192,104	2,381,897	1,009,111	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	2,058,038	380,802	5,490,796	5,871,598	1,787,473	1983	40 yrs.
719 Dresher Road	Horsham, PA	—	493,426	2,812,067	251,335	495,112	3,061,716	3,556,828	939,815	1987	40 yrs.
4 Walnut Grove	Horsham, PA	—	2,515,115	—	10,812,179	2,515,115	10,812,179	13,327,294	2,400,131	1999	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	1,239,300	1985	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,696,950	2,565,140	7,704,225	10,269,365	4,060,756	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151		18,677,374	4,138,577	18,065,948	22,204,525	3,757,078	2001	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	756,703	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,752,074	182,400	8,569,674	8,752,074	1,361,879	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	606,764	1,140,597	2,627,669	3,768,266	487,540	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	435,914	471,171	1,346,586	1,817,757	328,082	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,927,940	1,322,317	4,460,083	5,782,400	1,309,097	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	481,187	709,967	1,852,291	2,562,258	383,140	2003	40 yrs.
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,587,720	2,631,956	18,587,460	21,219,416	1,100,184	2006	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	5,309,144	1,607,977	5,308,405	6,916,382	2,907,306	1988	40 yrs.
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,818,780	1,131,380	14,136,400	15,267,780	5,036,818	1988	40 yrs.
767 Electronic Drive	Horsham, PA	—	1,229,685	—	3,430,171	1,241,970	3,417,886	4,659,856	1,857,945	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	*	363,339	2,509,186	683,016	363,339	3,192,202	3,555,541	1,303,915	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	*	438,853	3,030,396	438,371	438,853	3,468,766	3,907,619	1,167,865	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	*	289,000	3,559,857	393,346	289,000	3,953,204	4,242,204	1,157,287	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	*	293,534	3,036,269	201,651	306,147	3,225,306	3,531,453	836,323	1999	40 yrs.
16680 Central Green Boulevard	Houston, TX	*	311,952	—	3,938,479	492,869	3,757,561	4,250,431	207,229	2001	40 yrs.
16605 Air Center Boulevard	Houston, TX	*	298,999		3,770,315	496,186	3,573,128	4,069,314	1,061,169	2002	40 yrs.
10739 West Little York Road	Houston, TX	*	797,931	5,950,894	323,654	799,560	6,272,919	7,072,479	1,323,723	1999	40 yrs.
10735 West Little York Road	Houston, TX	*	1,110,988	6,351,946	1,726,247	1,135,483	8,053,699	9,189,181	1,378,273	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	*	2,290,001	15,297,141	1,590,836	2,290,002	16,887,976	19,177,978	2,877,924	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	*	—	—	2,966,702	414,691	2,552,011	2,966,702	429,005	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	*	638,453	3,258,815	582,362	638,477	3,841,152	4,479,629	699,465	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	*	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	730,415	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	*	2,774,995	6,364,767	1,142,324	2,775,021	7,507,064	10,282,085	1,230,012	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	*	284,403	—	4,495,522	503,779	4,276,146	4,779,925	460,256	2005	40 yrs.
1646 Rankin Road	Houston, TX	*	329,961	—	4,895,132	592,234	4,632,859	5,225,093	585,133	2005	40 yrs.
8301 Fallbrook Drive	Houston, TX	*	4,515,862	—	23,926,947	5,877,884	22,564,925	28,442,809	977,364	2006	40 yrs.
5200 N. Sam Houston Parkway	Houston, TX	*	1,519,458	7,135,548	3,481,858	1,520,074	10,616,789	12,136,864	696,249	2007	40 yrs.
5250 N. Sam Houston Parkway	Houston, TX	*	2,173,287	8,868,256	2,128,750	2,173,942	10,996,351	13,170,293	651,494	2007	40 yrs.
11201 Greens Crossing Boulevard	Houston, TX	*	1,006,194	5,412,584	2,705,249	1,008,542	8,115,484	9,124,026	567,219	2007	40 yrs.
850 Greens Parkway	Houston, TX	*	2,893,405	11,593,197	2,680,294	2,899,861	14,267,034	17,166,895	731,389	2007	40 yrs.
860 Greens Parkway	Houston, TX	*	1,399,365	6,344,650	1,524,550	1,374,012	7,894,553	9,268,565	418,052	2007	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,655,473	1,861,025	9,000,393	10,861,418	2,380,099	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	1,883,314	3,269,948	15,434,685	18,704,632	2,663,009	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	1,225,169	2,077,949	9,995,736	12,073,685	1,993,397	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	1,280,519	2,211,969	9,096,561	11,308,530	1,285,453	2003	40 yrs.
307 International Circle	Hunt Valley, MD	*	3,538,319	14,190,832	13,368,168	3,542,881	27,554,438	31,097,319	3,743,213	2004	40 yrs.
309 International Circle	Hunt Valley, MD	*	613,667	2,458,204	679,691	615,096	3,136,465	3,751,561	402,044	2004	40 yrs.
311 International Circle	Hunt Valley, MD	*	313,365	1,281,093	76,921	314,572	1,356,807	1,671,380	145,187	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	10,034,270	913,013	10,028,061	10,941,074	2,909,435	1989	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	6,075,311	974,959	6,066,904	7,041,863	3,294,103	1987	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	3,567,137	774,020	9,350,117	10,124,137	4,638,843	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	3,680,061	827,420	9,539,641	10,367,061	4,765,479	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,777,554	749,811	2,426,001	3,175,811	1,214,889	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	3,572,340	853,981	3,425,294	4,279,274	1,605,490	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	1,156,658	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,791,159	418,093	8,373,065	8,791,159	2,969,981	1998	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,189,647	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,696,827	846,461	4,691,362	5,537,823	2,333,168	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,602,358	780,486	3,396,071	4,176,556	1,476,284	1999	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	1,153,152	1,002,704	5,204,607	6,207,311	1,915,020	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	791,829	624,215	3,778,080	4,402,294	1,661,369	1987	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	1,358,664	554,542	4,352,392	4,906,935	1,825,339	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	367,780	370,039	2,363,276	2,733,315	839,828	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	1,007,513	370,039	4,052,807	4,422,846	1,456,749	1990	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	299,475	388,541	2,394,745	2,783,287	873,392	1993	40 yrs.
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	487,719	296,032	2,084,049	2,380,080	707,731	1993	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	525,120	251,627	1,881,955	2,133,582	875,382	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	274,915	407,043	2,469,503	2,876,546	884,847	1994	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	409,677	366,339	2,385,048	2,751,387	957,180	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	517,998	462,549	3,012,368	3,474,917	1,129,349	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	293,842	601,401	3,536,210	4,137,611	1,251,803	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	820,156	555,213	3,513,246	4,068,459	1,205,275	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	141,559	551,250	3,269,920	3,821,170	971,950	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	2,855,528	877,964	5,216,270	6,094,234	2,318,349	1986	40 yrs.
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	13,024,417	2,287,152	12,826,612	15,113,764	458,489	1998	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	8,309,407	1,168,062	8,440,546	9,608,608	2,594,666	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,591,758	641,272	3,588,640	4,229,912	1,171,589	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,692,889	662,559	3,030,330	3,692,889	951,180	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	1,033,033	853,704	4,542,862	5,396,566	1,409,981	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202		8,574,178	1,665,915	8,207,465	9,873,380	2,286,512	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060		2,975,836	680,766	2,687,129	3,367,896	860,736	2002	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,433,694	4,269,346	21,000,880	25,270,226	2,819,774	2005	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	7,128,297	1,210,137	6,846,797	8,056,934	3,078,888	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	3,277,517	717,001	8,093,638	8,810,639	3,465,059	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,352,234	705,317	9,089,721	9,795,038	2,834,850	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	7,249,070	1,187,900	14,217,122	15,405,022	698,402	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,681,788	350,874	1,728,092	2,078,966	782,634	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	2,123,681	815,855	2,097,235	2,913,090	918,405	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	9,576,831	952,911	16,299,660	17,252,571	7,525,322	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,410,333	952,361	15,133,163	16,085,524	6,945,099	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	784,645	236,432	2,640,897	2,877,328	896,665	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	743,156	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	4,242,712	867,815	4,139,267	5,007,082	1,547,359	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,189,870	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,866,474	592,886	2,783,167	3,376,054	1,185,302	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	1,055,823	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,339,057	1,132,519	9,316,649	10,449,169	3,220,016	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	1,276,655	776,496	4,415,723	5,192,219	1,461,489	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	6,992,308	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	5,642,845	978,402	5,684,443	6,662,845	2,310,526	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	18,897,792	2,413,514	16,484,278	18,897,792	4,481,326	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	1,058,801	2000	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	3,987,694	458,232	7,214,662	7,672,894	3,838,961	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,647,906	461,909	4,900,797	5,362,706	2,574,166	1980	40 yrs.
3100 Horizon Drive	King of Prussia, PA	—	601,956	—	2,068,047	611,436	2,058,568	2,670,003	888,193	1995	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,830,229	1,223,875	2,811,193	4,035,068	894,706	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	752,190	1997	40 yrs.
11425 State Highway 225	LaPorte, TX	*	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	377,496	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	*	2,561,931	9,779,023	58,113	2,566,047	9,833,020	12,399,067	892,645	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,510,455	779,330	5,624,567	6,403,897	793,173	2004	40 yrs.
8500 Willard Drive	Lehigh, PA	*	6,398,815	—	21,793,887	7,627,526	20,565,176	28,192,702	798,189	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	*	11,249,550	—	44,324,333	11,254,716	44,319,167	55,573,883	4,658,718	2005	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(649,436)	373,203	1,175,284	1,548,487	554,044	1988	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	(157,899)	302,567	1,055,333	1,357,900	368,889	1980	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	2,096,608	6,083,206	14,440,761	20,523,967	4,237,197	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,199,957	795,831	4,199,269	4,995,100	2,526,279	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	10,652,315	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,545,542	449,447	2,544,870	2,994,317	1,751,421	1977	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	1,004,647	406,421	4,598,226	5,004,647	2,016,903	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	649,407	588,384	3,296,009	3,884,393	2,224,454	1989	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,051,932	1,337,076	12,564,432	13,901,508	5,518,067	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	387,643	419,460	4,180,212	4,599,673	1,380,874	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,790,158	684,200	7,971,819	8,656,019	2,635,603	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,081,159	1,676,470	15,841,503	17,517,973	6,378,790	1998	40 yrs.
3 Country View Road	Malvern, PA	—	814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	1,348,720	1998	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	2,112,927	321,473	1,982,568	2,304,041	975,001	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	2,018,620	234,922	1,974,811	2,209,734	861,726	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,316,168	4,749,748	14,946,641	19,696,389	6,029,564	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,709,379	1,451,139	6,578,865	8,030,004	2,835,554	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,848	2,171,080	8,098,519	10,269,598	3,284,977	1999	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,216,674	2,158,337	8,072,087	10,230,424	3,257,665	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	1,130,011	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924	708,331	3,014,890	3,723,221	878,827	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	6,618,672	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,635,939	5,405,042	11,635,938	17,040,980	1,634,494	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	314,007	832,244	1,646,678	2,478,922	310,042	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,760,414	724,846	5,759,626	6,484,472	2,977,810	1985	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	7,344,363	1,055,243	7,343,538	8,398,781	3,826,144	1989	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	6,022,257	643,892	6,042,647	6,686,539	3,324,222	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,323,124	519,742	3,275,746	3,795,488	1,874,387	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,742,350	1,012,843	5,666,719	6,679,562	3,163,440	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,188,934	325,775	3,186,076	3,511,852	1,831,167	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,160,049	323,792	3,160,228	3,484,020	1,605,754	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,707,476	466,413	5,706,602	6,173,015	3,536,207	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,316,828	505,458	5,315,981	5,821,439	3,490,013	1983	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,345,599	374,497	1,339,728	1,714,225	801,016	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,705,538	531,534	2,704,733	3,236,267	1,616,903	1984	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,911,205	397,948	2,910,388	3,308,336	1,701,491	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	5,165,883	177,317	5,165,002	5,342,318	3,316,078	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,393,160	215,818	4,392,348	4,608,165	2,499,992	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	7,203,727	382,361	7,202,910	7,585,271	4,639,975	1983	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	2,036,104	332,216	2,035,280	2,367,496	1,385,015	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	3,142,498	509,899	3,141,674	3,651,573	1,955,051	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,725,062	524,230	3,724,362	4,248,592	1,837,667	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	385,634	128,783	384,977	513,760	338,175	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	183,574	143,074	—	888,076	143,811	887,338	1,031,150	675,263	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	6,012,716	888,359	6,012,021	6,900,380	4,025,390	1978	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	11,239,206	1,369,003	11,238,462	12,607,465	7,641,055	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,560,924	128,767	1,562,846	1,691,613	1,056,108	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,748,600	1981	40 yrs.
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	637,559	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	5,058,435	884,974	14,323,885	15,208,859	7,930,300	1989	40 yrs.
5 Country View Road	Malvern, PA	—	785,168	4,678,632	1,056,753	786,235	5,734,318	6,520,553	2,424,679	1985	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	546,956	513,250	3,448,862	3,962,112	1,042,222	1989	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	4,173,767	271,743	7,938,411	8,210,154	4,179,780	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	941,834	96,161	2,258,622	2,354,783	863,263	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402		3,782,573	317,799	3,534,176	3,851,975	1,284,245	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	1,303,270	327,554	2,837,042	3,164,596	1,336,940	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,780,269	1,069,838	6,560,431	7,630,269	2,766,097	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	3,065,675	1,069,838	7,845,838	8,915,675	3,514,502	1988	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	946,618	334,411	3,679,932	4,014,343	1,416,756	1985	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,510,660	430,909	2,499,482	2,930,392	434,124	2003	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,905,475	506,318	2,956,332	3,462,650	373,054	2004	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	600,888	1,711,964	7,448,745	9,160,709	2,328,304	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	595,440	394,938	2,932,434	3,327,371	1,051,342	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	348,421	443,101	2,702,819	3,145,919	773,558	1986	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	979,214	385,305	3,326,784	3,712,089	1,431,200	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	123,888	619,465	2,745,357	3,364,821	748,549	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,884,459	350,628	4,278,572	4,629,199	1,525,087	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443		10,713,613	491,531	10,456,526	10,948,057	3,477,102	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	417,634	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	572,084	532,370	3,813,573	4,345,943	1,274,986	1984	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000		7,542,950	1,801,024	7,541,926	9,342,950	1,630,363	2003	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,816,745	914,760	2,901,985	3,816,745	248,548	2005	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	2,262,534	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558		6,683,083	1,038,197	6,708,444	7,746,641	2,547,169	2002	40 yrs.
4700 Nathan Lane N — Expansion	Minneapolis, MN	—	—	—	12,944,766	—	12,944,766	12,944,766	34,909	2008	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,485,094	2,177,953	11,430,435	13,608,388	1,898,424	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	2,196,059	829,263	9,594,854	10,424,117	3,766,702	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,285,978	883,895	10,269,323	11,153,218	3,604,910	1985	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,674,282	2,022,153	13,020,162	15,042,316	4,222,510	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,688,791	2,022,152	14,045,934	16,068,086	4,862,162	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	20,110,108	2,980,689	20,089,929	23,070,619	6,752,891	2000	40 yrs.
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	15,426,913	6,265,000	15,366,320	21,631,320	102,255	2007	40 yrs.
324 Park Knoll Drive	Morrisville, NC	*	1,449,092	4,424,932	329,062	1,449,450	4,753,636	6,203,086	391,881	2007	40 yrs.
619 Distribution Drive	Morrisville, NC	*	1,031,430	5,655,167	397,507	1,031,685	6,052,419	7,084,104	467,841	2007	40 yrs.
627 Distribution Drive	Morrisville, NC	*	1,061,370	5,152,110	239,352	1,061,632	5,391,200	6,452,832	416,302	2007	40 yrs.
701 Distribution Drive	Morrisville, NC	*	1,300,889	5,313,226	217,183	1,301,211	5,530,088	6,831,298	418,018	2007	40 yrs.
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	16,547,531	3,758,270	16,519,832	20,278,101	592,707	2006	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,350,519	1,098,904	6,251,616	7,350,519	1,048,038	2004	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,933,420	539,060	3,906,480	4,445,540	512,893	2001	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	2,157,858	2003	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	4,586,406	2,970,687	6,025,489	8,996,176	607,547	2006	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	5,277,156	512,018	9,765,138	10,277,156	4,781,541	1987	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	1,244,385	311,950	5,637,920	5,949,870	2,639,001	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	1,026,601	362,855	4,311,362	4,674,218	1,911,583	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	1,334,707	290,545	3,846,545	4,137,090	1,535,623	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	2,372,243	450,558	5,445,935	5,896,493	2,208,055	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	914,135	234,151	2,936,818	3,170,969	1,247,404	1985	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	530,452	234,814	2,525,550	2,760,364	786,791	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	1,252,945	286,587	3,727,765	4,014,352	1,365,052	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,526,570	288,577	4,073,106	4,361,684	1,902,450	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	—	430,990	3,714,828	1,255,822	430,990	4,970,650	5,401,640	1,959,916	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,167,284	569,184	3,092,435	3,661,618	1,120,929	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,922,589	310,831	5,720,333	6,031,164	2,767,570	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	1,670,366	1,057,763	5,862,194	6,919,956	1,888,600	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,474,270	701,705	5,979,922	6,681,628	2,675,653	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,673,872	470,659	3,560,200	4,030,859	1,216,636	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515		3,458,166	144,515	3,458,166	3,602,681	1,111,054	2001	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	1,030,179	622,205	3,258,853	3,881,058	1,306,838	1981	40 yrs.
27th Street	Oak Creek, WI	—	348,280	—	4,290,480	696,690	3,942,070	4,638,760	48,139	2007	40 yrs.
Corporate Preserve Drive	Oak Creek, WI	—	516,016	—	3,935,631	654,271	3,797,376	4,451,647	46,477	2007	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	623,102	766,390	4,111,000	4,877,390	1,261,323	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	*	1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	1,440,507	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	*	1,778,400	7,289,165	1,867,935	1,809,927	9,125,573	10,935,500	1,211,671	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	*	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	443,433	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	*	405,362	1,146,546	350,999	405,362	1,497,545	1,902,907	515,113	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	*	523,512	3,191,790	1,010,913	538,512	4,187,703	4,726,215	1,461,540	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,408,974	587,319	2,396,486	2,983,805	785,602	1999	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	517,132	522,991	3,079,881	3,602,872	1,099,581	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	*	518,043	2,561,938	862,155	518,043	3,424,093	3,942,136	1,129,366	1962	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	127,019	453,918	2,699,221	3,153,139	751,320	1998	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,409,852	642,427	2,153,389	2,795,816	567,875	2001	40 yrs.
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,427	830,953	3,863,175	4,694,128	349,074	2006	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,660,761	925,671	5,638,790	6,564,462	1,164,127	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964		3,175,219	704,800	3,006,382	3,711,182	1,033,173	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	*	664,605		2,362,814	685,383	2,342,035	3,027,419	475,231	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,242,546	680,312	3,363,300	4,043,612	754,032	2003	40 yrs.
1090 Gills Drive	Orlando, FL	*	878,320	2,558,833	1,371,034	878,320	3,929,867	4,808,187	632,945	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,631,110	1,283,713	5,347,397	6,631,110	1,326,244	2004	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,084,539	767,953	4,155,440	4,923,392	429,594	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	*	1,931,697	6,388,203	2,135,046	1,932,004	8,522,943	10,454,946	1,613,819	2004	40 yrs.
2351 Investors Row	Orlando, FL	*	2,261,924	7,496,249	411,516	2,263,211	7,906,478	10,169,689	1,000,901	2004	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,666	825,673	2,136,290	2,961,963	305,135	2005	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	1,365,023	2,583,667	18,833,702	21,417,369	2,373,789	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	8,841,420	2,583,216	20,039,102	22,622,318	2,584,385	2005	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,423,584	6,399,510	65,322	1,435,301	6,453,115	7,888,416	765,838	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,845,559	560,522	1,457,286	7,392,306	8,849,592	841,748	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	7,948,341	472,409	1,445,807	8,406,432	9,852,239	851,913	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,301,499	859,475	1,570,863	6,143,648	7,714,511	610,819	2006	40 yrs.
851 Gills Drive	Orlando, FL	—	332,992	—	2,645,422	373,500	2,604,914	2,978,414	102,303	2006	40 yrs.
950 Gills Drive	Orlando, FL	—	443,989	—	2,650,065	464,800	2,629,255	3,094,055	95,209	2006	40 yrs.
1000 Gills Drive	Orlando, FL	—	415,906	—	2,713,451	435,400	2,693,957	3,129,357	115,315	2006	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	16,727,545	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	8,645,955	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,753,197	1,022,081	7,056,006	8,078,087	1,197,497	2003	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	14,677,869	347,892	14,897,257	15,245,149	1,401,391	2004	40 yrs.
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,757,514	366,982	6,282,425	6,649,406	343,670	2006	40 yrs.
4300 South 26th Street	Philadelphia, PA	—	402,673	—	35,597,396	412,454	35,587,615	36,000,069	250,499	2008	40 yrs.
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	5,587,577	4,765,172	16,140,451	20,905,624	796,915	2007	40 yrs.
4750 S. 44th Place	Phoenix, AZ	—	3,756,307	8,336,400	3,625,155	3,761,587	11,956,275	15,717,862	551,205	2007	40 yrs.
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	2,166,648	1,911,045	4,120,208	6,031,253	309,862	2007	40 yrs.
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,096,836	1,410,248	5,777,305	7,187,552	655,667	2007	40 yrs.
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	7,922,480	10,045,599	2,743,402	6,690,321	14,021,160	20,711,481	1,032,405	2007	40 yrs.
4425 E. Cotton Center Boulvard	Phoenix, AZ	*	7,318,457	24,549,401	28,556	7,318,457	24,577,957	31,896,413	2,033,420	2007	40 yrs.
4415 E. Cotton Center Boulevard	Phoenix, AZ	*	1,749,957	3,767,213	7,595	1,749,957	3,774,808	5,524,765	426,738	2007	40 yrs.
4405 E. Cotton Center Boulevard	Phoenix, AZ	*	2,646,318	9,697,439	103,051	2,646,318	9,800,490	12,446,808	741,776	2007	40 yrs.
4313 E. Cotton Center Boulevard	Phoenix, AZ	*	3,895,539	16,724,283	1,400,711	3,895,539	18,124,995	22,020,533	1,565,576	2007	40 yrs.
4303 E. Cotton Center Boulvard	Phoenix, AZ	*	2,619,964	9,675,711	11,076	2,619,964	9,686,787	12,306,751	814,561	2007	40 yrs.
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	5,704,330	6,827,288	5,416,351	12,243,639	56,986	2007	40 yrs.
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	4,233,556	5,617,939	3,996,590	9,614,529	46,491	2007	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	250,974	1,689,726	8,188,119	9,877,845	2,255,399	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	3,113,293	1,032,507	12,272,192	13,304,699	4,202,704	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,995,401	516,920	6,641,743	7,158,663	2,797,012	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	1,166,443	395,366	4,720,955	5,116,321	1,856,676	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	508,272	151,238	1,878,412	2,029,650	805,046	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	708,249	384,235	4,149,718	4,533,953	1,436,468	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	782,928	198,205	2,576,350	2,774,555	991,926	1978	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,020,792	332,317	4,098,612	4,430,929	1,667,000	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	465,078	972,232	4,357,163	5,329,395	1,366,685	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	129,136	203,247	940,230	1,143,477	361,523	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	402,780	203,247	1,213,873	1,417,120	490,850	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	402,183	203,247	1,213,276	1,416,523	268,889	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	422,912	1,157,049	5,043,868	6,200,917	1,582,490	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	198,906	392,138	1,764,694	2,156,832	582,973	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	442,709	359,933	1,879,825	2,239,758	524,379	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	173,030	164,413	828,963	993,375	304,796	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	257,273	310,178	1,496,197	1,806,375	499,137	1965	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	185,894	659,456	5,021,904	5,681,360	1,803,441	1989	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	335,923	489,941	3,928,823	4,418,764	1,546,138	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	248,946	644,384	4,274,426	4,918,810	1,731,605	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	820,296	408,729	3,517,644	3,926,373	1,420,090	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	878,915	310,854	3,158,512	3,469,366	1,072,790	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,740,857	693,203	6,824,350	7,517,553	2,502,871	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	2,130,737	256,203	4,680,386	4,936,589	1,628,219	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,688,102	223,696	4,328,537	4,552,233	1,138,083	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,682,650	325,303	4,068,207	4,393,510	1,705,697	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	493,767	486,166	4,058,978	4,545,144	1,505,148	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	835,568	474,360	4,314,214	4,788,574	1,526,168	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	622,565	652,455	5,407,240	6,059,695	2,233,976	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	1,252,655	404,616	4,219,842	4,624,458	2,036,874	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	503,034	454,056	3,232,776	3,686,832	1,232,056	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	476,720	615,038	4,986,992	5,602,030	1,859,918	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	427,900	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,904,209	720,100	4,889,769	5,609,870	2,070,111	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,822,772	687,898	4,811,535	5,499,433	1,662,704	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	756,131	452,263	4,048,011	4,500,274	1,772,055	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,656,984	91,599	1,656,861	1,748,460	576,593	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	608,236	262,210	2,718,861	2,981,071	1,025,493	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	397,629	486,598	4,480,731	4,967,329	1,596,479	1989	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,851,949	700,503	5,846,090	6,546,593	2,115,132	1998	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	3,129,801	334,772	3,061,912	3,396,684	1,376,494	1999	40 yrs.
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,486,258	901,666	7,457,493	8,359,159	322,546	1997	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	979,890	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	3,483,362	2000	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	10,062,785	1,456,084	9,849,173	11,305,257	1,988,948	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612		6,035,700	1,072,797	6,586,515	7,659,312	1,594,917	2002	40 yrs.
3901 Westerre Parkway	Richmond, VA	—	634,231	—	11,848,089	1,508,459	10,973,862	12,482,320	182,397	2003	40 yrs.
3900 Westerre Parkway	Richmond, VA	—	392,184	—	11,786,392	1,100,000	11,078,576	12,178,576	1,188,362	2005	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	1,613,952	2,079,643	7,242,844	9,322,487	1,053,088	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	1,171,471	810,743	8,443,158	9,253,901	1,147,415	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	1,527,052	1,280,662	13,575,518	14,856,181	1,611,392	2005	40 yrs.
540 Eastpark Court	Richmond, VA	—	742,300	—	5,447,660	1,066,839	5,123,121	6,189,960	71,537	2007	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	1,316,539	2006	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	4,169,001	399,988	4,123,916	4,523,904	1,285,673	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,805,262	335,061	4,776,022	5,111,083	1,277,812	1999	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	3,278,438	2005	40 yrs.
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	21,894,843	2,487,293	21,891,999	24,379,292	1,518,200	2006	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,209,197	794,848	6,344,194	7,139,041	750,153	2004	40 yrs.
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	8,372,404	807,006	8,469,451	9,276,456	559,808	2006	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	57,522	558,251	2,229,424	2,787,675	741,928	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	773,154	659,825	3,369,400	4,029,226	1,403,936	1991	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	7,763,083	5,100,791	31,982,409	37,083,200	2,392,517	2006	40 yrs.
13621 NW 12th Street	Sunrise, FL	—	5,570,820	9,454,900	1,506,186	5,570,820	10,961,086	16,531,906	1,389,397	2008	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	1,010,318	262,416	2,522,902	2,785,318	866,780	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	256,771	181,923	2,069,268	2,251,191	748,165	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,689,682	503,767	4,477,267	4,981,034	2,021,569	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	2,545,846	769,789	7,020,356	7,790,145	3,007,157	1986	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	660,118	359,540	2,121,968	2,481,508	903,625	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—	1,408,478	5,247,246	1,250,781	1,408,478	6,498,027	7,906,505	2,318,928	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	—	1,082,648	2,445,444	23,564	1,082,648	2,469,008	3,551,656	783,286	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	—	399,088	2,868,834	514,344	399,088	3,383,177	3,782,266	1,294,160	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	—	513,263	3,230,239	658,168	513,263	3,888,408	4,401,670	1,276,041	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	—	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	739,066	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,455,291	559,527	4,407,227	4,966,754	2,248,230	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,344,228	235,894	2,344,227	2,580,121	879,707	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,820,324	506,949	2,670,740	3,177,688	1,253,438	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,835,448	506,949	2,685,864	3,192,812	1,239,791	1999	40 yrs.
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	972,276	254,493	2,006,034	2,260,527	623,628	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,671,277	952,860	3,671,277	4,624,137	1,128,640	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,337,965	771,501	3,119,798	3,891,300	815,715	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,483,850	438,061	2,396,196	2,834,256	798,804	1999	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,806,438	1,560,099	12,189,508	13,749,607	3,139,434	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,840,421	661,680	3,598,424	4,260,104	1,477,773	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,966,722	1,071,535	3,895,187	4,966,722	778,257	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,877,914	364,514	1,723,242	2,087,756	508,409	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,258,452	556,887	3,200,163	3,757,050	857,291	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	251,906	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391		4,041,019	840,314	3,701,097	4,541,411	1,299,162	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—		3,519,280	619,913	2,899,367	3,519,280	664,756	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—		3,361,805	716,594	2,645,211	3,361,805	916,534	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—		2,840,466	686,594	2,153,872	2,840,466	581,398	2002	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	215,590	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	393,181	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,498,107	900,508	3,496,483	4,396,991	770,694	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	4,101,564	899,284	3,694,600	4,593,884	1,031,820	2004	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,268,278	978,019	3,827,454	4,805,472	914,892	2005	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,670,597	933,362	3,067,332	4,000,694	619,636	2005	40 yrs.
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,214,583	628,237	2,788,117	3,416,354	409,542	2006	40 yrs.
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,545,710	1,181,609	4,767,643	5,949,251	904,127	2006	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	129,785	3,167,958	19,255,933	22,423,890	2,543,652	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	1,046,247	3,166,300	19,781,650	22,947,951	2,599,511	2006	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	728,531	4,304,102	24,416,708	28,720,810	3,728,450	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	249,567	3,344,090	18,574,986	21,919,076	2,112,058	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	418,415	2,050,548	11,591,314	13,641,862	1,480,855	2006	40 yrs.
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	13,298,956	1,908,792	12,843,530	14,752,323	329,310	2006	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	144,326	548,905	2,385,953	2,934,858	253,078	2006	40 yrs.
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,303,369	486,004	3,267,805	3,753,809	135,961	2007	40 yrs.
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	3,075,248	2,295,090	12,155,059	14,450,150	793,993	2007	40 yrs.
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	10,685,588	901,968	10,862,294	11,764,262	1,054,794	2005	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,502,624	953,590	7,645,366	8,598,956	2,534,815	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,543,539	1,116,693	8,314,019	9,430,712	2,798,538	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,507,936	965,177	8,236,653	9,201,830	2,853,671	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	709,459	891,753	4,317,349	5,209,101	1,422,791	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	305,932	371,694	2,414,029	2,785,723	826,635	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	2,232,972	700,564	11,825,241	12,525,805	4,189,385	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	824,754	474,746	3,486,743	3,961,488	781,667	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	2,681,255	122,541	464,246	2,803,796	3,268,042	757,608	1985	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	4,495,234	5,539,281	20,671,785	26,211,066	4,607,661	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555		31,726,499	11,636,499	28,377,555	40,014,054	7,289,598	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667		8,788,935	5,223,660	9,780,941	15,004,601	3,423,161	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	—	500,565	1,591,678	648,475	505,972	2,234,745	2,740,718	379,319	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	—	660,068	4,640,578	87,815	663,766	4,724,696	5,388,462	538,292	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	104,569	350,008	2,160,190	2,510,198	244,432	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	613,213	845,846	7,422,238	8,268,084	2,281,278	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	869,926	664,899	6,222,336	6,887,235	2,096,894	1988	40 yrs.
42 Kings Hill Avenue	West Malling, UK	—	—	—	18,481,816	4,390,722	14,091,094	18,481,816	959,157	2005	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	3,777,484	1,163,073	8,287,903	9,450,976	941,450	2006	40 yrs.
1 Kings Hill Aveune	West Malling, UK	—	—	—	14,518,282	4,044,407	10,473,876	14,518,282	809,712	2006	40 yrs.
Liberty Square	West Malling, UK	—	—	—	50,399	—	50,399	50,399	(177)	2006	40 yrs.
Liberty Property Trust UK	West Malling, UK	—	—	—	0	0	—	0	—	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,722,994	887,234	4,835,761	5,722,994	654,585	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834		10,283,324	1,385,739	10,177,420	11,563,158	3,236,361	2002	40 yrs.

Subtotal Operating Real Estate		$61,534,331	$766,325,397	$1,745,242,823	$2,749,244,547	$850,559,356	$4,410,253,412	$5,260,812,768	$1,093,945,545

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
DEVELOPMENT PROPERTIES
180 South Warner Drive	King of Prussia, PA	—	—	—	8,312,848	—	8,312,848	8,312,848	—	2009	N/A
201 Summit Park Drive	Orlando, FL	—	4,435,921	—	34,090,113	—	38,526,034	38,526,034	—	2008	N/A
3 Crescent Drive	Philadelphia, PA	—	214,726	—	19,660,622	—	19,875,348	19,875,348	—	2008	N/A

Subtotal Development in Progress		$—	$4,650,646	$—	$62,063,583	$—	$66,714,230	$66,714,230	$—

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2009	12/31/09	Acquisition	(years)
Perryman Road Land	Aberdeen, MD	—	12,052,635	—	277,800	12,330,435	—	12,330,435	—	2005	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667	—	12,516	5,809,183	—	5,809,183	—	2007	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	566,124	2,605,859	—	2,605,859	—	1998	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	23,215	2,074,846	—	2,074,846	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,563,560	20,421,116	—	20,421,116	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,896,157	3,460,692	—	3,460,692	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	1,308,325	—	709,134	2,017,459	—	2,017,459	—	1998	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492	—	3,562,592	5,860,084	—	5,860,084	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,349,958	13,839,544	—	13,839,544	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	229,953	138,101	—	100,882	238,983	—	238,983	—	2001	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	452,209	3,823,392	—	3,823,392	—	2008	N/A
Mendenhall Land	High Point, NC	—	1,757,675	—	1,647,250	3,404,925	—	3,404,925	—	1995	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	908,071	1,821,347	—	1,821,347	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	25,160	3,069,098	—	3,069,098	—	2005	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634	—	13,656	1,086,290	—	1,086,290	—	2007	N/A
Central Green Land - Tract 5	Houston, TX	—	4,169,183	—	583,728	4,752,911	—	4,752,911	—	2007	N/A
Greens Crossing Land	Houston, TX	—	2,476,892	—	14,369	2,491,261	—	2,491,261	—	2007	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	102,762	5,859,627	—	5,859,627	—	2007	N/A
Hollister Beltway 8 Land	Houston, TX	—	6,282,232	—	174,962	6,457,193	—	6,457,193	—	2008	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690	—	1,173	2,041,863	—	2,041,863	—	2001	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269	—	82,545	538,814	—	538,814	—	1995	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448	—	73,504	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	492,908	—	87,504	580,412	—	580,412	—	1998	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337	—	205,780	1,608,117	—	1,608,117	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790	—	1,230,716	3,526,506	—	3,526,506	—	2005	N/A
Imeson Road Land	Jacksonville, FL	—	4,153,948	—	363,592	4,517,540	—	4,517,540	—	2008	N/A
Kent County, UK	Kent County, UK	—	—	—	14,158,901	14,158,901	—	14,158,901
Commodore Business Park	Logan, NJ	—	792,118	—	723,124	1,515,242	—	1,515,242	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994	—	4,961,007	9,736,001	—	9,736,001	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	1,290,032	—	2,230,261	3,520,293	—	3,520,293	—	1999	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	413,926	6,499,264	—	6,499,264	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,811,893	4,981,125	—	4,981,125	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	—	365,230	—	365,230	—	2006	N/A
26th Street North Land	Philadelphia, PA	—	235,168	—	1,840,467	2,075,635	—	2,075,635	—	2009	N/A
Cotton Center Land	Phoenix, AZ	—	1,359,134	—	18,970,703	20,329,837	—	20,329,837	—	2007	N/A
Eastport VIII	Richmond, VA	—	382,698	—	3,325	386,023	—	386,023	—	1997	N/A
Eastport IX	Richmond, VA	—	211,627	—	3,325	214,952	—	214,952	—	1997	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,717	170,031	—	170,031	—	1996	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686	—	2,934,248	11,256,935	—	11,256,935	—	2007	N/A
Bridgeway II Land	Suffolk, VA	—	603,391	—	2,025,374	2,628,766	—	2,628,766	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	675,954	3,391,668	—	3,391,668	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,500	210,635	—	210,635	—	2000	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826	—	1,174,753	11,533,579	—	11,533,579	—	2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	219,098	2,214,473	—	2,214,473	—	2007	N/A

Subtotal Land Held for Development		$229,953	$137,200,008	$—	$81,432,094	$218,632,101	$—	$218,632,101	$—

Total All Properties		$61,764,284	$908,176,051	$1,745,242,823	$2,892,740,224	$1,069,191,456	$4,476,967,642	$5,546,159,098	$1,093,945,545

*
Denotes property is collateralized under mortgages with USG Annuity and Life, Metropolitan Life, LaSalle Bank, Allianz, John Hancock, Jackson National, Mutual of Omaha, and Capmark totaling $412.3 million.

SCHEDULE III
LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2009	2008	2007
REAL ESTATE:
Balance at beginning of year	$5,448,138	$5,686,713	$5,025,944
Additions	163,005	328,673	935,962
Disposition of property	(64,983)	(567,248)	(275,193)

Balance at end of year	$5,546,160	$5,448,138	$5,686,713

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$963,043	$841,647	$767,679
Depreciation expense	144,694	138,878	124,899
Disposition of property	(13,791)	(17,482)	(50,931)

Balance at end of year	$1,093,946	$963,043	$841,647

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Reports on Internal Control Over Financial Reporting, which appear on pages 41 and 84, are incorporated by reference herein.
Attestation Reports of the Registered Public Accounting Firm
The Attestation Reports of the Registered Public Accounting Firm, which appear on pages 42, 43, 85, and 86, are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED SHAREHOLDER MATTERS
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE
The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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
1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Trust
Reports of Independent Registered Public Accounting Firm — Liberty Property Trust
Financial Statements — Liberty Property Trust
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2009 and 2008
Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2009, 2008, and 2007
Statements of Shareholders’ Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2009, 2008, and 2007
Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements — Liberty Property Trust
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Limited Partnership
Reports of Independent Registered Public Accounting Firm — Liberty Property Limited Partnership
Financial Statements — Liberty Property Limited Partnership
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2009 and 2008
Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2009, 2008, and 2007
Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2009, 2008, and 2007
Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements — Liberty Property Limited Partnership
2. FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2009 for Liberty Property Trust
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2009 for Liberty Property Limited Partnership
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

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

3.1.7
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on September 1, 2004 (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on September 2, 2004 (the “September 2, 2004 Form 8-K”)).

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

3.1.10
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 24, 2005).

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

3.1.20
Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 24, 2005).

3.1.21
Amendment No. 2 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Commission on December 23, 2005).

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

3.1.24	*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

EXHIBIT NO.	DESCRIPTION
3.1.25
Liberty Property Trust First Amended and Restated By-Laws of the Trust, as Amended on December 6, 2007 (Incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed with the Commission on December 12, 2007).

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

10.1	@
Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 21, 2009 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2009, filed with the Commission on April 17, 2009).

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

10.8
Amended and Restated Credit Agreement, dated as of December 22, 2005, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, with Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, SunTrust Bank and Citizens Bank of Pennsylvania, as Documentation Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the lenders a party thereto (Incorporated by reference to Exhibit 10.8 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).

10.9	@	Liberty Property Trust — Amended Management Severance Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.10	@	Liberty Property Trust — Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11	@
Liberty Property Trust 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”)).

10.12	@
Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

EXHIBIT NO.		DESCRIPTION
10.13	@	Form of Option Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with the First Quarter 2008 Form 10-Q).

10.14	@
Form of 2009 Long Term Incentive Plan Target Unit Award Agreement (Incorporated by reference to Exhibit 10.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

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

10.18	+
Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007 (Incorporated by reference to Exhibit 10.18 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.19	+
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

12	*	Statement re: Computation of Ratios.

21	*	Subsidiaries.

23.1	*	Consent of Ernst & Young LLP relating to the Trust.

23.2	*	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	*
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

*	Filed herewith

+	Confidential treatment has been granted by the Securities and Exchange Commission with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

@	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST
Date: February 26, 2010	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer	February 26, 2010

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ M. LEANNE LACHMAN M. Leanne Lachman	Trustee	February 26, 2010

/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee	February 26, 2010

/s/ J. ANTHONY HAYDEN J. Anthony Hayden	Trustee	February 26, 2010

/s/ DAVID L. LINGERFELT David L. Lingerfelt	Trustee	February 26, 2010

/s/ STEPHEN B. SIEGEL Stephen B. Siegel	Trustee	February 26, 2010

/s/ THOMAS C. DELOACH, JR. Thomas C. DeLoach, Jr.	Trustee	February 26, 2010

/s/ DANIEL P. GARTON Daniel P. Garton	Trustee	February 26, 2010

/s/ STEPHEN D. STEINOUR Stephen D. Steinour	Trustee	February 26, 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP BY: Liberty Property Trust General Partner
Date: February 26, 2010	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	Chairman of the Board of Trustees, President and Chief Executive Officer (Trustee of the General Partner)	February 26, 2010

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	Executive Vice President and Chief Financial Officer (Trustee of the General Partner)	February 26, 2010

/s/ M. LEANNE LACHMAN M. Leanne Lachman	Trustee of the General Partner	February 26, 2010

/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee of the General Partner	February 26, 2010

/s/ J. ANTHONY HAYDEN J. Anthony Hayden	Trustee of the General Partner	February 26, 2010

/s/ DAVID L. LINGERFELT David L. Lingerfelt	Trustee of the General Partner	February 26, 2010

/s/ STEPHEN B. SIEGEL Stephen B. Siegel	Trustee of the General Partner	February 26, 2010

/s/ THOMAS C. DELOACH, JR. Thomas C. DeLoach, Jr.	Trustee of the General Partner	February 26, 2010

/s/ DANIEL P. GARTON Daniel P. Garton	Trustee of the General Partner	February 26, 2010

/s/ STEPHEN D. STEINOUR Stephen D. Steinour	Trustee of the General Partner	February 26, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1.24	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

12	Statement re: Computation of Ratios.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to the Trust.

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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