Form 10-Q
period 2010-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2010-05-06
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past ninety (90) days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 4, 2010, 113,247,808 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$849,403	$850,559
Building and improvements	4,318,266	4,289,932
Less accumulated depreciation	(1,005,744)	(973,624)

Operating real estate	4,161,925	4,166,867

Development in progress	46,961	66,714
Land held for development	216,307	218,633

Net real estate	4,425,193	4,452,214

Cash and cash equivalents	141,535	237,446
Restricted cash	38,118	42,232
Accounts receivable	8,890	6,057
Deferred rent receivable	99,196	95,527
Deferred financing and leasing costs, net of accumulated amortization (2010, $141,257; 2009, $133,429)	130,969	134,309
Investments in and advances to unconsolidated joint ventures	173,944	175,584
Prepaid expenses and other assets	61,529	85,574

Total assets	$5,079,374	$5,228,943

LIABILITIES
Mortgage loans	$472,681	$473,993
Unsecured notes	1,842,882	1,842,882
Credit facility	35,000	140,000
Accounts payable	31,560	31,195
Accrued interest	27,721	31,251
Dividend and distributions payable	55,573	55,402
Other liabilities	151,886	171,051

Total liabilities	2,617,303	2,745,774

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 114,302,885 (includes 1,249,909 in treasury) and 113,875,211 (includes 1,249,909 in treasury) shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	114	114
Additional paid-in capital	2,519,618	2,509,704
Accumulated other comprehensive (loss) income	(2,135)	2,339
Distributions in excess of net income	(362,059)	(337,911)
Common shares in treasury, at cost, 1,249,909 shares as of March 31, 2010 and December 31, 2009	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,103,587	2,122,295

Noncontrolling interest — operating partnership
3,943,224 and 4,011,354 common units outstanding as of March 31, 2010 and December 31, 2009, respectively	69,916	72,294
9,740,000 preferred units outstanding as of March 31, 2010 and December 31, 2009	287,959	287,959
Noncontrolling interest — consolidated joint ventures	609	621

Total equity	2,462,071	2,483,169

Total liabilities and equity	$5,079,374	$5,228,943

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009
OPERATING REVENUE
Rental	$130,282	$127,902
Operating expense reimbursement	58,905	57,400

Total operating revenue	189,187	185,302

OPERATING EXPENSE
Rental property	40,664	38,500
Real estate taxes	22,551	21,817
General and administrative	14,874	15,556
Depreciation and amortization	43,006	42,638

Total operating expenses	121,095	118,511

Operating income	68,092	66,791

OTHER INCOME (EXPENSE)
Interest and other income	2,793	3,095
Debt extinguishment gain	—	529
Interest expense	(38,637)	(37,201)

Total other income (expense)	(35,844)	(33,577)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	32,248	33,214

Gain (loss) on property dispositions	768	(294)
Income taxes	(452)	(217)
Equity in earnings of unconsolidated joint ventures	394	417

Income from continuing operations	32,958	33,120

Discontinued operations (including net gain on property dispositions of $2,862 and $199 for the three months ended March 31, 2010 and 2009, respectively)	2,864	722

Net income	35,822	33,842
Noncontrolling interest — operating partnership	(6,283)	(6,317)
Noncontrolling interest — consolidated joint ventures	12	364

Net income available to common shareholders	$29,551	$27,889

Earnings per common share
Basic:
Income from continuing operations	$0.24	$0.27
Income from discontinued operations	0.02	0.01

Income per common share — basic	$0.26	$0.28

Diluted:
Income from continuing operations	$0.24	$0.27
Income from discontinued operations	0.02	0.01

Income per common share — diluted	$0.26	$0.28

Distributions per common share	$0.475	$0.475

Weighted average number of common shares outstanding
Basic	112,341	100,681
Diluted	112,955	100,960

Amounts attributable to common shareholders
Income from continuing operations	$26,784	$27,194
Discontinued operations	2,767	695

Net income available to common shareholders	$29,551	$27,889

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(UNAUDITED AND IN THOUSANDS)

			Accumulated			Total	Noncontrolling	Noncontrolling
			Other			Liberty	interest-	interest-	Noncontrolling
	Common	Additional	Comprehensive	Distributions	Common	Property Trust	operating	operating	Interest-
	Shares of Beneficial	Paid-In	(loss)	in Excess of	Shares Held	Shareholders’	partnership-	partnership -	consolidated
	Interest	Capital	Income	Net Income	in Treasury	Equity	Common	Preferred	joint ventures	Total Equity

Balance at January 1, 2010	$114	$2,509,704	$2,339	$(337,911)	$(51,951)	$2,122,295	$72,294	$287,959	$621	$2,483,169

Net proceeds from the issuance of Common Shares	—	4,875	—	—	—	4,875	—	—	—	4,875

Net income	—	—	—	29,551	—	29,551	1,030	5,253	(12)	35,822

Distributions	—	—	—	(53,699)	—	(53,699)	(2,025)	(5,253)	—	(60,977)

Noncash compensation	—	3,812	—	—	—	3,812	—	—	—	3,812

Foreign currency translation adjustment	—	—	(4,474)	—	—	(4,474)	(156)	—	—	(4,630)

Redemption of noncontrolling interests — common units	—	1,227	—	—	—	1,227	(1,227)	—	—	—

Balance at March 31, 2010	$114	$2,519,618	$(2,135)	$(362,059)	$(51,951)	$2,103,587	$69,916	$287,959	$609	$2,462,071

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income	$35,822	$33,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,986	43,491
Amortization of deferred financing costs	1,271	1,182
Debt extinguishment gain	—	(529)
Equity in earnings of unconsolidated joint ventures	(394)	(417)
Distributions from unconsolidated joint ventures	—	501
Gain on property dispositions	(3,630)	95
Noncash compensation	5,853	7,252
Changes in operating assets and liabilities:
Restricted cash	3,401	11,256
Accounts receivable	(2,840)	6,357
Deferred rent receivable	(3,765)	(2,950)
Prepaid expenses and other assets	(240)	2,543
Accounts payable	495	7,634
Accrued interest	(3,530)	11
Other liabilities	(12,031)	(5,230)

Net cash provided by operating activities	63,398	105,038

INVESTING ACTIVITIES
Investment in properties	(18,966)	(15,566)
Investments in and advances to unconsolidated joint ventures	(172)	(125)
Distributions from unconsolidated joint ventures	1,586	13,347
Net proceeds from disposition of properties/land	9,622	44,353
Net proceeds from grant receivable/escrow	22,759	—
Investment in development in progress	(3,443)	(27,771)
Investment in land held for development	(732)	(7,054)
Investment in deferred leasing costs	(2,997)	(5,724)

Net cash provided by investing activities	7,657	1,460

FINANCING ACTIVITIES
Net proceeds from issuance of Common Shares	2,862	94,508
Repayments of unsecured notes	—	(38,306)
Proceeds from mortgage loans	285	317,424
Repayments of mortgage loans	(1,596)	(40,543)
Proceeds from credit facility	—	33,500
Repayments on credit facility	(105,000)	(293,500)
Increase in deferred financing costs	(4)	(4,734)
Distribution paid on Common Shares	(53,496)	(46,923)
Distribution paid on units	(7,337)	(7,342)

Net cash (used in) provided by financing activities	(164,286)	14,084

Net (decrease) increase in cash and cash equivalents	(93,231)	120,582
Decrease in cash and cash equivalents related to foreign currency translation	(2,680)	(529)
Cash and cash equivalents at beginning of period	237,446	15,794

Cash and cash equivalents at end of period	$141,535	$135,847

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at March 31, 2010. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$26,784	112,341	$0.24	$27,194	100,681	$0.27

Dilutive shares for long-term compensation plans	—	614		—	279

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	26,784	112,955	$0.24	27,194	100,960	$0.27

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	2,767	112,341	$0.02	695	100,681	$0.01

Dilutive shares for long-term compensation plans	—	614		—	279

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	2,767	112,955	$0.02	695	100,960	$0.01

Basic income per common share
Net income available to common shareholders	29,551	112,341	$0.26	27,889	100,681	$0.28

Dilutive shares for long-term compensation plans	—	614		—	279

Diluted income per common share
Net income available to common shareholders and assumed conversions	$29,551	112,955	$0.26	$27,889	100,960	$0.28

Dilutive shares for long-term compensation plans represent the vested and unvested Common Shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three months ended March 31, 2010 and 2009 were 1,010,000 and 3,342,000, respectively.
During the three months ended March 31, 2010, 15,000 common shares were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive (loss) income consists solely of the foreign currency translation adjustments described above. Other comprehensive loss for the three months ended March 31, 2010 was $4.6 million as compared to $1.3 million for the same period in 2009. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive (loss) income and noncontrolling interest-common units.
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

The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$46,429	$25,703	$8,213	$19,498	$35,427	$45,909	$6,973	$1,035	$189,187
Rental property expenses and real estate taxes	16,059	7,269	3,476	7,830	11,162	15,677	1,512	230	63,215

Property level operating income	$30,370	$18,434	$4,737	$11,668	$24,265	$30,232	$5,461	$805	125,972

Interest and other income									2,793
Interest expense									(38,637)
General and administrative									(14,874)
Depreciation and amortization									(43,006)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									32,248
Gain on property dispositions									768
Income taxes									(452)
Equity in earnings of unconsolidated joint ventures									394
Discontinued operations									2,864

Net income									$35,822

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$46,922	$25,043	$7,949	$20,664	$33,892	$44,996	$4,735	$1,101	$185,302
Rental property expenses and real estate taxes	15,630	7,569	3,256	7,577	10,724	14,151	1,180	230	60,317

Property level operating income	$31,292	$17,474	$4,693	$13,087	$23,168	$30,845	$3,555	$871	124,985

Interest and other income									3,095
Debt extinguishment gain									529
Interest expense									(37,201)
General and administrative									(15,556)
Depreciation and amortization									(42,638)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									33,214
Loss on property dispositions									(294)
Income taxes									(217)
Equity in earnings of unconsolidated joint ventures									417
Discontinued operations									722

Net income									$33,842

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three months ended March 31, 2010 were $6.4 million as compared to $34.8 million for the same period in 2009.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$125	$5,038
Operating expenses	(90)	(1,978)
Interest expense	(13)	(1,482)
Depreciation and amortization	(20)	(1,055)

Income before property dispositions	$2	$523

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended March 31, 2010, the Company did not recognize any impairments. During the three months ended March 31, 2009, the Company recognized impairments of $693,000, of which $89,000 was related to a portfolio of properties in the Mid-Atlantic segment, $491,000 was related to a property in the Midwest segment and $113,000 was related to land in the Northeast segment.
For the three months ended March 31, 2009, $89,000 in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations and $604,000 in impairment was included in the caption gain (loss) on property dispositions in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at March 31, 2010.
Note 4: Noncontrolling interests
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding as of March 31, 2010 have the same economic characteristics as common shares of the Trust. The 3,943,224 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,943,224 outstanding common units based on the closing price of the shares of the Company at March 31, 2010 was $133.8 million.

Preferred units
The Company has outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Preferred Units”):

			Liquidation	Dividend	Redeemable
Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
	(in 000’s)

Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust

Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

Series F	$50,000	1,000	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

Series G	$27,000	540	$50	6.70%	12/15/11	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
The Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.
Note 5: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was less than the aggregate carrying value by approximately $110.2 million and $33.5 million at March 31, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.
Note 6: Recently Issued Accounting Standards
Beginning with the first quarter of 2010, the Company is required to conduct an ongoing assessment to determine whether each entity in which it has an equity interest is a variable interest entity that should be consolidated if certain qualitative factors indicate that the Company has the controlling interest. This accounting change is required to be retroactively applied for all periods presented. The adoption of the requirement did not have a material impact on the Company’s financial statements.
Note 7: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2010 and 2009 (amounts in thousands):

Non-cash activity	2010	2009
Write-off of fully depreciated property and deferred costs	$5,518	$881
Note 8: Subsequent Events
In April 2010, the Company used proceeds from its Credit Facility to repay $119.3 million principal value of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%. The mortgages encumbered certain of the Company’s operating properties with a net book value of $216.8 million. The Company incurred a $1.2 million prepayment penalty and wrote off $822,000 in deferred financing costs in conjunction with the prepayment of these loans.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$849,403	$850,559
Building and improvements	4,318,266	4,289,932
Less accumulated depreciation	(1,005,744)	(973,624)

Operating real estate	4,161,925	4,166,867

Development in progress	46,961	66,714
Land held for development	216,307	218,633

Net real estate	4,425,193	4,452,214

Cash and cash equivalents	141,535	237,446
Restricted cash	38,118	42,232
Accounts receivable	8,890	6,057
Deferred rent receivable	99,196	95,527
Deferred financing and leasing costs, net of accumulated amortization (2010, $141,257; 2009, $133,429)	130,969	134,309
Investments in and advances to unconsolidated joint ventures	173,944	175,584
Prepaid expenses and other assets	61,529	85,574

Total assets	$5,079,374	$5,228,943

LIABILITIES
Mortgage loans	$472,681	$473,993
Unsecured notes	1,842,882	1,842,882
Credit facility	35,000	140,000
Accounts payable	31,560	31,195
Accrued interest	27,721	31,251
Distributions payable	55,573	55,402
Other liabilities	151,886	171,051

Total liabilities	2,617,303	2,745,774

OWNERS’ EQUITY
General partner’s equity — common units, 114,302,885 and 113,875,211 units outstanding as of March 31, 2010 and December 31, 2009, respectively	2,103,587	2,122,295

Limited partners’ equity — 3,943,224 and 4,011,354 common units outstanding as of March 31, 2010 and December 31, 2009, respectively	69,916	72,294
— 9,740,000 preferred units outstanding as of March 31, 2010 and December 31, 2009	287,959	287,959
Noncontrolling interest — consolidated joint ventures	609	621

Total owners’ equity	2,462,071	2,483,169

Total liabilities and owners’ equity	$5,079,374	$5,228,943

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009
OPERATING REVENUE
Rental	$130,282	$127,902
Operating expense reimbursement	58,905	57,400

Total operating revenue	189,187	185,302

OPERATING EXPENSE
Rental property	40,664	38,500
Real estate taxes	22,551	21,817
General and administrative	14,874	15,556
Depreciation and amortization	43,006	42,638

Total operating expenses	121,095	118,511

Operating income	68,092	66,791

OTHER INCOME (EXPENSE)
Interest and other income	2,793	3,095
Debt extinguishment gain	—	529
Interest expense	(38,637)	(37,201)

Total other income (expense)	(35,844)	(33,577)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	32,248	33,214
Gain (loss) on property dispositions	768	(294)
Income taxes	(452)	(217)
Equity in earnings of unconsolidated joint ventures	394	417

Income from continuing operations	32,958	33,120

Discontinued operations (including net gain on property dispositions of $2,862 and $199 for the three months ended March 31, 2010 and 2009, respectively)	2,864	722

Net income	35,822	33,842

Noncontrolling interest — consolidated joint ventures	12	364
Preferred unit distributions	(5,253)	(5,253)

Income available to common unitholders	$30,581	$28,953

Earnings per common unit
Basic:
Income from continuing operations	$0.24	$0.27
Income from discontinued operations	0.02	0.01

Income per common unit — basic	$0.26	$0.28

Diluted:
Income from continuing operations	$0.24	$0.27
Income from discontinued operations	0.02	0.01

Income per common unit — diluted	$0.26	$0.28

Distributions per common unit	$0.475	$0.475

Weighted average number of common units outstanding
Basic	116,302	104,702
Diluted	116,916	104,981

Net income allocated to general partners	$29,551	$27,889
Net income allocated to limited partners	6,283	6,317
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(UNAUDITED AND IN THOUSANDS)

		Limited	Limited
		Partners’	Partners’	Noncontrolling
	General	Equity -	Equity -	Interest -	Total
	Partner’s	Common	Preferred	Consolidated	Owners’
	Equity	Units	Units	Joint Ventures	Equity

Balance at January 1, 2010	$2,122,295	$72,294	$287,959	$621	$2,483,169

Contributions from partners	8,687	—	—	—	8,687

Distributions to partners	(53,699)	(2,025)	(5,253)	—	(60,977)

Foreign currency translation adjustment	(4,474)	(156)	—	—	(4,630)

Net income	29,551	1,030	5,253	(12)	35,822

Redemption of limited partners common units for common shares	1,227	(1,227)	—	—	—

Balance at March 31, 2010	$2,103,587	$69,916	$287,959	$609	$2,462,071

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income	$35,822	$33,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,986	43,491
Amortization of deferred financing costs	1,271	1,182
Debt extinguishment gain	—	(529)
Equity in earnings of unconsolidated joint ventures	(394)	(417)
Distributions from unconsolidated joint ventures	—	501
Gain on property dispositions	(3,630)	95
Noncash compensation	5,853	7,252
Changes in operating assets and liabilities:
Restricted cash	3,401	11,256
Accounts receivable	(2,840)	6,357
Deferred rent receivable	(3,765)	(2,950)
Prepaid expenses and other assets	(240)	2,543
Accounts payable	495	7,634
Accrued interest	(3,530)	11
Other liabilities	(12,031)	(5,230)

Net cash provided by operating activities	63,398	105,038

INVESTING ACTIVITIES
Investment in properties	(18,966)	(15,566)
Investments in and advances to unconsolidated joint ventures	(172)	(125)
Distributions from unconsolidated joint ventures	1,586	13,347
Net proceeds from disposition of properties/land	9,622	44,353
Net proceeds from grant receivable/escrow	22,759	—
Investment in development in progress	(3,443)	(27,771)
Investment in land held for development	(732)	(7,054)
Investment in deferred leasing costs	(2,997)	(5,724)

Net cash provided by investing activities	7,657	1,460

FINANCING ACTIVITIES
Repayments of unsecured notes	—	(38,306)
Proceeds from mortgage loans	285	317,424
Repayments of mortgage loans	(1,596)	(40,543)
Proceeds from credit facility	—	33,500
Repayments on credit facility	(105,000)	(293,500)
Increase in deferred financing costs	(4)	(4,734)
Capital contributions	2,862	94,508
Distributions to partners	(60,833)	(54,265)

Net cash (used in) provided by financing activities	(164,286)	14,084

Net (decrease) increase in cash and cash equivalents	(93,231)	120,582
Decrease in cash and cash equivalents related to foreign currency translation	(2,680)	(529)
Cash and cash equivalents at beginning of period	237,446	15,794

Cash and cash equivalents at end of period	$141,535	$135,847

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at March 31, 2010. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$32,970			$33,484
Less: Preferred unit distributions	(5,253)			(5,253)

Basic income from continuing operations
Income from continuing operations available to common unitholders	27,717	116,302	$0.24	28,231	104,702	$0.27

Dilutive units for long-term compensation plans	—	614		—	279

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	27,717	116,916	$0.24	_28,231	104,981	$0.27

Basic income from discontinued operations
Discontinued operations	2,864	116,302	$0.02	722	104,702	$0.01

Dilutive units for long-term compensation plans	—	614		—	279

Diluted income from discontinued operations
Discontinued operations	2,864	116,916	$0.02	722	104,981	$0.01

Basic income per common unit
Income available to common unitholders	30,581	116,302	$0.26	28,953	104,702	$0.28

Diluted units for long-term compensation plans	—	614		—	279

Diluted income per common unit
Income available to common unitholders and assumed conversions	$30,581	116,916	$0.26	$28,953	104,981	$0.28

Dilutive units for long-term compensation plans represent the vested and unvested Common Units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three months ended March 31, 2010 and 2009 were 1,010,000 and 3,342,000, respectively.
During the three months ended March 31, 2010, 15,000 common units were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units and limited partners’ equity-common units. Other comprehensive loss for the three months ended March 31, 2010 was $4.6 million as compared to $1.3 million for the same period in 2009. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity — common units.
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

The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New		Mid-		delphia/	United
	PA	PA	Jersey	Midwest	Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$46,429	$25,703	$8,213	$19,498	$35,427	$45,909	$6,973	$1,035	$189,187
Rental property expenses and real estate taxes	16,059	7,269	3,476	7,830	11,162	15,677	1,512	230	63,215

Property level operating income	$30,370	$18,434	$4,737	$11,668	$24,265	$30,232	$5,461	$805	125,972

Interest and other income									2,793
Interest expense									(38,637)
General and administrative									(14,874)
Depreciation and amortization									(43,006)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									32,248
Gain on property dispositions									768
Income taxes									(452)
Equity in earnings of unconsolidated joint ventures									394
Discontinued operations									2,864

Net income									$35,822

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New		Mid-		delphia/	United
	PA	PA	Jersey	Midwest	Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$46,922	$25,043	$7,949	$20,664	$33,892	$44,996	$4,735	$1,101	$185,302
Rental property expenses and real estate taxes	15,630	7,569	3,256	7,577	10,724	14,151	1,180	230	60,317

Property level operating income	$31,292	$17,474	$4,693	$13,087	$23,168	$30,845	$3,555	$871	124,985

Interest and other income									3,095
Debt extinguishment gain									529
Interest expense									(37,201)
General and administrative									(15,556)
Depreciation and amortization									(42,638)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									33,214
Loss on property dispositions									(294)
Income taxes									(217)
Equity in earnings of unconsolidated joint ventures									417
Discontinued operations									722

Net income									$33,842

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three months ended March 31, 2010 were $6.4 million as compared to $34.8 million for the same period in 2009.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues	$125	$5,038
Operating expenses	(90)	(1,978)
Interest expense	(13)	(1,482)
Depreciation and amortization	(20)	(1,055)

Income before property dispositions	$2	$523

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended March 31, 2010, the Company did not recognize any impairments. During the three months ended March 31, 2009, the Company recognized impairments of $693,000, of which $89,000 was related to a portfolio of properties in the Mid-Atlantic segment, $491,000 was related to a property in the Midwest segment and $113,000 was related to land in the Northeast segment.
For the three months ended March 31, 2009, $89,000 in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations and $604,000 in impairment was included in the caption gain (loss) on property dispositions in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at March 31, 2010.
Note 4: Limited partners’ equity
Common units
General and limited partners’ equity — common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. The common units outstanding as of March 31, 2010 have the same economic characteristics as common shares of the Trust. The 3,943,224 outstanding common units are the limited partners’ equity — common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 3,943,224 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,943,224 outstanding common units at March 31, 2010 based on the closing price of the shares of the Company at March 31, 2010 was $133.8 million.

Preferred units
The Company has outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Preferred Units”):

			Liquidation	Dividend	Redeemable
Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
	(in 000’s)

Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust

Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

Series F	$50,000	1,000	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

Series G	$27,000	540	$50	6.70%	12/15/11	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
The Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-on-one basis with unregistered preferred shares of the Trust.
Note 5: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was less than the aggregate carrying value by approximately $110.2 million and $33.5 million at March 31, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.
Note 6: Recently Issued Accounting Standards
Beginning with the first quarter of 2010, the Company is required to conduct an ongoing assessment to determine whether each entity in which it has an equity interest is a variable interest entity that should be consolidated if certain qualitative factors indicate that the Company has the controlling interest. This accounting change is required to be retroactively applied for all periods presented. The adoption of the requirement did not have a material impact on the Company’s financial statements.
Note 7: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2010 and 2009 (amounts in thousands):

Non-cash activity	2010	2009
Write-off of fully depreciated property and deferred costs	$5,518	$881
Note 8: Subsequent Events
In April 2010, the Company used proceeds from its Credit Facility to repay $119.3 million principal value of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%. The mortgages encumbered certain of the Company’s operating properties with a net book value of $216.8 million. The Company incurred a $1.2 million prepayment penalty and wrote off $822,000 in deferred financing costs in conjunction with the prepayment of these loans.

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
As of March 31, 2010, the Company owned and operated 347 industrial and 291 office properties (the “Wholly Owned Properties in Operation”) totaling 64.4 million square feet. In addition, as of March 31, 2010, the Company owned two properties under development, which when completed are expected to comprise 286,000 square feet (the “Wholly Owned Properties under Development”), and 1,355 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2010, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 13.8 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), and two properties under development, which when completed are expected to comprise 640,000 square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 630 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. Continued weakness in the economy has had a negative impact on the Company’s business. Although credit market conditions have somewhat improved for the Company, continued general credit constraints in the economy, as well as persistent high levels of unemployment, present challenges both with respect to the pricing of commercial real estate and demand for the Company’s products.
Consistent with the current reduced level of economic growth in the United States, rental demand for the Properties in Operation has remained weak for the three months ended March 31, 2010 even though improved when compared to the three months ended March 31, 2009. Despite this weakness, the Company successfully leased 3.8 million square feet in its Properties in Operation during the three months ended March 31, 2010 and attained occupancy of 88.7% for the Wholly Owned Properties in Operation and 86.0% for the JV Properties in Operation for a combined occupancy of 88.2% for the Properties in Operation, all as of that date. At December 31, 2009, occupancy for the Wholly Owned Properties in Operation was 89.5% and for the JV Properties in Operation was 87.7% for a combined occupancy for the Properties in Operation of 89.2%. The Company believes that straight line rents on renewal and replacement leases for 2010 will on average be 10% to 15% lower than rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2010 compared to 2009.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
The Company did not acquire any operating properties during the three months ended March 31, 2010. For 2010, the Company anticipates that wholly owned property acquisitions will range from no acquisitions to acquisitions of up to $100 million.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended March 31, 2010, the Company realized proceeds of $6.4 million from the sale of two operating properties representing 78,000 square feet. For 2010, the Company believes it will realize proceeds of approximately $75 million to $125 million from the sale of operating properties.
Development
During the three months ended March 31, 2010, the Company brought into service one Wholly Owned Property under Development representing 95,000 square feet and a Total Investment, as defined below, of $24.8 million, and did not initiate any development. As of March 31, 2010, the projected Total Investment of the Wholly Owned Properties under Development was $58.2 million. For 2010, the Company expects to bring into service operating properties representing between $75 million and $100 million of Total Investment. Although the Company continues to pursue development opportunities, current market conditions are not generally favorable for speculative development. Any development starts for 2010 likely will be substantially pre-leased.
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
Acquisitions
During the three months ended March 31, 2010, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. For 2010, the Company believes that none of the unconsolidated joint ventures in which the Company holds an interest will acquire any properties.
Dispositions
During the three months ended March 31, 2010, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties. For 2010, the Company does not anticipate that any unconsolidated joint ventures in which it holds an interest will dispose of any operating properties.
Development
During the three months ended March 31, 2010, no unconsolidated joint ventures in which the Company held an interest brought any properties into service. As of March 31, 2010, the projected Total Investment of JV Properties under Development was $160.1 million. For 2010, the Company expects unconsolidated joint ventures in which it holds an interest to bring into service between $125 million and $175 million of Total Investment in operating properties.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of March 31, 2010 and 2009 was as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.38	$4.52	31,572	30,706	87.9%	87.9%
Industrial-Flex	$9.14	$9.27	11,266	11,520	88.2%	88.7%
Office	$14.26	$14.18	21,562	21,367	90.0%	93.0%

	$8.57	$8.74	64,400	63,593	88.7%	89.7%

Joint Venture Properties in Operation:
Industrial-Distribution	$3.98	$4.23	9,041	8,316	84.3%	93.0%
Industrial-Flex	$22.57	$24.70	171	171	84.8%	86.5%
Office	$23.65	$23.86	4,574	4,582	89.5%	89.9%

	$11.00	$11.22	13,786	13,069	86.0%	91.8%

Properties in Operation:
Industrial-Distribution	$4.29	$4.46	40,613	39,022	87.1%	88.9%
Industrial-Flex	$9.34	$9.49	11,437	11,691	88.2%	88.7%
Office	$15.90	$15.84	26,136	25,949	89.9%	92.5%

	$8.99	$9.17	78,186	76,662	88.2%	90.1%

Geographic segment data for the three months ended March 31, 2010 and 2009 are included in Note 2 to the Company’s financial statements.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates,” “estimates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of global, national and regional economic conditions; rental demand; the Company’s ability to identify, and enter into agreements with suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company’s ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended March 31, 2010, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2010 with the results of operations of the Company for the three months ended March 31, 2009. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2010 and 2009, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2010 increased to $5,115.2 million from $4,920.3 million for the three months ended March 31, 2009. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $189.2 million for the three months ended March 31, 2010 from $185.3 million for the three months ended March 31, 2009. The $3.9 million increase was primarily due to the increase in investment in operating real estate and an increase in “Termination Fees,” which totaled $1.8 million for the three months ended March 31, 2010 as compared to $0.3 million for the same period in 2009. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of property level operating income by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended		Percentage
	March 31,		Increase
	2010	2009	(Decrease)
Northeast
— Southeastern PA	$30,370	$31,292	(2.9%)
— Lehigh/Central PA	18,434	17,474	5.5	%(1)
— New Jersey	4,737	4,693	0.9%
Midwest	11,668	13,087	(10.8	%)(2)
Mid-Atlantic	24,265	23,168	4.7%
South	30,232	30,845	(2.0%)
Philadelphia/D.C.	5,461	3,555	53.6	%(3)
United Kingdom	805	871	(7.6%)

Total property level operating income	$125,972	$124,985	0.8%

(1)	The change was primarily due to an increase in average gross investment in operating real estate and an increase in rental rates. This increase was partially offset by a decrease in occupancy in 2010.

(2)	The change was primarily due to a decrease in occupancy. This decrease was partially offset by an increase in average gross investment in operating real estate and an increase in rental rates in 2010.

(3)	The change was primarily due to an increase in average gross investment in operating real estate, an increase in occupancy, and an increase in rental rates.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $118.9 million for the three months ended March 31, 2010 from $123.4 million for the three months ended March 31, 2009, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $116.9 million for the three months ended March 31, 2010 from $119.7 million for the three months ended March 31, 2009 on a cash basis. These decreases of 3.6% and 2.3%, respectively, are primarily due to a decrease in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 623 properties totaling approximately 61.4 million square feet owned on January 1, 2009, excluding properties sold through March 31, 2010.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2010 and 2009. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2010	March 31, 2009
Same Store:
Rental revenue	$122,669	$126,473
Operating expenses:
Rental property expense	39,803	39,145
Real estate taxes	21,279	20,966
Operating expense recovery	(57,266)	(56,992)

Unrecovered operating expenses	3,816	3,119

Property level operating income	118,853	123,354
Less straight line rent	1,922	3,701

Cash basis property level operating income	$116,931	$119,653

Reconciliation of non-GAAP financial measure — Same Store:
Cash basis property level operating income	$116,931	$119,653
Straight line rent	1,922	3,701

Same store property level operating income	118,853	123,354
Property level operating income — properties purchased or developed subsequent to January 1, 2009	5,361	1,331
Termination fees	1,758	300

Property level operating income	125,972	124,985
General and administrative expense	(14,874)	(15,556)
Depreciation and amortization expense	(43,006)	(42,638)
Other income (expense)	(35,844)	(33,577)
Gain (loss) on property dispositions	768	(294)
Income taxes	(452)	(217)
Equity in earnings of unconsolidated joint ventures	394	417
Discontinued operations	2,864	722

Net income	$35,822	$33,842

General and Administrative
General and administrative expenses decreased to $14.9 million for the three months ended March 31, 2010 compared to $15.6 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in expenses related to the Company’s Long Term Incentive compensation plan, or LTI. LTI expenses were $3.8 million for the three months ended March 31, 2010 compared to $5.4 million for the same period in 2009. This decrease was partially offset by increases in other one-time miscellaneous general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization increased to $43.0 million for the three months ended March 31, 2010 from $42.6 million for the three months ended March 31, 2009. The increase was primarily due to the increased investment in operating real estate.
Interest Expense
Interest expense increased to $38.6 million for the three months ended March 31, 2010 from $37.2 million for the three months ended March 31, 2009. This increase was primarily related to a decrease in interest capitalized due to a decrease in development activity. The effect of the decrease in interest capitalized was partially offset by a decrease in interest expense associated with the decrease in the average debt outstanding to $2,403.7 million for the three months ended March 31, 2010 from $2,579.2 million for the three months ended March 31, 2009. The weighted average interest rate remained relatively unchanged at 6.3%.
Interest expense allocated to discontinued operations for the three months ended March 31, 2010 and 2009 was $13,000 and $1.5 million, respectively. This decrease was due to the decrease in the level of dispositions in 2010 compared to 2009.

Other
Gain (loss) on property dispositions increased to a gain of $0.8 million for the three months ended March 31, 2010 from a loss of $0.3 million for the three months ended March 31, 2009. The increase was primarily due to impairments recognized on certain of the Company’s properties in 2009 in connection with sales activities.
During the three months ended March 31, 2009, the Company purchased $11.4 million principal amount of its 7.75% April 2009 senior unsecured notes and $6.9 million of its 8.50% August 2010 senior unsecured notes. These notes were purchased at an aggregate $0.5 million discount. This discount is included in net income as a debt extinguishment gain. There were no similar transactions during the three months ended March 31, 2010.
Income from discontinued operations increased to $2.9 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009. This increase was due to an increase in gains recognized on sales which were $2.9 million for the three months ended March 31, 2010 compared to $0.2 million for the three months ended March 31, 2009, respectively.
As a result of the foregoing, the Company’s net income increased to $35.8 million for the three months ended March 31, 2010 from $33.8 million for the three months ended March 31, 2009.
Liquidity and Capital Resources
Overview
The Company has historically accessed capital primarily from the public unsecured debt markets and the equity markets. The uncertainty in the global credit markets that existed in early 2009 has eased considerably for issuers such as the Company. The Company believes that its traditional access to capital through the unsecured debt market is currently available. Additionally, the Company’s sources of capital include proceeds from the disposition of properties, equity contributions from joint venture partners and net cash provided by operating activities. The Company also expects to incur variable rate debt, including borrowings under the Company’s credit facility, from time to time.
Activity
As of March 31, 2010, the Company had cash and cash equivalents of $179.7 million, including $38.1 million in restricted cash.
Net cash flow provided by operating activities decreased to $63.4 million for the three months ended March 31, 2010 from $105.0 million for the three months ended March 31, 2009. This $41.6 million decrease was primarily due to a decrease in operating activities and fluctuations in operating assets and liabilities during the respective periods. The decrease in operating activities is due to a decrease in same store performance. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. To date during 2010 the performance of the Company’s business is consistent with its expectations. The Company anticipates increases in occupancy during the second half of 2010. However, if the anticipated increase in occupancy does not occur, the Company will experience additional demands on its capital resources.
Net cash provided by investing activities was $7.7 million for the three months ended March 31, 2010 compared to $1.5 million for the three months ended March 31, 2009. This $6.2 million increase primarily resulted from net proceeds received from a grant receivable and an escrow in 2010. There was no similar activity in 2009. Net cash provided by investing activities also increased due to the reduction of expenditures on the Company’s development pipeline. Offsetting these increases was a decrease in net proceeds from the disposition of properties and land.

Net cash used in financing activities was $164.3 million for the three months ended March 31, 2010 compared to net cash provided by financing activities of $14.1 million for the three months ended March 31, 2009. This $178.4 million change was primarily due to the net proceeds received in 2009 from the issuance of shares pursuant to the Company’s continuous equity offering program. Additionally during 2010 the Company repaid its credit facility in the amount of $105 million with cash on hand. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended March 31, 2010, a portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. The Company has exercised its one year renewal option and the Credit Facility now expires in January 2011. The Company is currently in negotiations for a credit facility to replace the expiring Credit Facility. In light of the anticipated demands of the Company’s capital plan, the Company expects to reduce the amount of credit facility to approximately $400 million to $500 million. A closing on the replacement credit facility is expected to take place in the third quarter of 2010. Although still in negotiation, the Company anticipates that the interest rate on borrowings under the replacement credit facility will be higher than the interest rate on the expiring Credit Facility. Similar facilities that other borrowers have recently obtained have required rates equal to 200-300 basis points over LIBOR.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At March 31, 2010, the Company hadn’t drawn any of a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2010 the Company’s debt to gross assets ratio was 38.6% and for the three months ended March 31, 2010 the fixed charge coverage ratio was 2.6x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2010, $472.7 million in mortgage loans and $1,842.9 million in unsecured notes were outstanding with a weighted average interest rate of 6.47%. The interest rates on $2,152.5 million of mortgage loans and unsecured notes are fixed and range from 5.00% to 8.75%. For $163.1 million of mortgage loans, the interest rate floats at a spread to LIBOR. The interest rate on these loans at March 31, 2010 was 6.94%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.4 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of March 31, 2010 are as follows (in thousands, except percentages):

	MORTGAGES						WEIGHTED
	PRINCIPAL	PRINCIPAL		UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES		NOTES	FACILITY	TOTAL	INTEREST RATE
2010 (9 months)	$4,874	$4,736		$169,739	$—	$179,349	8.35%
2011	6,822	10,511		246,500	35,000	298,833	6.40%
2012	4,715	190,579	(1)	230,100	—	425,394	6.65%
2013	3,934	4,510		—	—	8,444	5.79%
2014	4,366	2,684		200,000	—	207,050	5.67%
2015	3,932	44,469		300,000	—	348,401	5.25%
2016	2,461	182,318		300,000	—	484,779	6.11%
2017	1,770	—		296,543	—	298,313	6.62%
2018 & thereafter	—	—		100,000	—	100,000	7.50%

	$32,874	$439,807		$1,842,882	$35,000	$2,350,563	6.38%

(1)	There are two one — year extensions for $160,456 of mortgages.
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

The expiring square feet and annual net rent by year for the Properties in Operation as of March 31, 2010 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Wholly Owned Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2010 (9 months)	1,855	$8,084	1,048	$9,599	1,556	$19,970	4,459	$37,653
2011	2,958	13,179	1,333	11,977	1,916	26,852	6,207	52,008
2012	4,842	22,489	1,704	15,813	2,358	39,254	8,904	77,556
2013	2,730	13,225	1,558	15,285	2,457	40,330	6,745	68,840
2014	2,608	13,391	999	10,457	2,768	43,069	6,375	66,917
2015	3,934	18,161	959	10,036	2,499	35,767	7,392	63,964
Thereafter	8,810	55,583	2,340	27,996	5,859	112,787	17,009	196,366

TOTAL	27,737	$144,112	9,941	$101,163	19,413	$318,029	57,091	$563,304

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Joint Venture Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2010 (9 months)	269	$1,065	5	$140	275	$6,020	549	$7,225
2011	1,085	4,120	11	286	461	11,381	1,557	15,787
2012	356	1,614	63	1,621	182	4,404	601	7,639
2013	896	3,465	—	—	142	3,500	1,038	6,965
2014	1,125	5,194	25	684	394	10,548	1,544	16,426
2015	992	4,615	—	—	196	4,584	1,188	9,199
Thereafter	2,899	15,494	41	1,090	2,445	78,036	5,385	94,620

TOTAL	7,622	$35,567	145	$3,821	4,095	$118,473	11,862	$157,861

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent

2010 (9 months)	2,124	$9,149	1,053	$9,739	1,831	$25,990	5,008	$44,878
2011	4,043	17,299	1,344	12,263	2,377	38,233	7,764	67,795
2012	5,198	24,103	1,767	17,434	2,540	43,658	9,505	85,195
2013	3,626	16,690	1,558	15,285	2,599	43,830	7,783	75,805
2014	3,733	18,585	1,024	11,141	3,162	53,617	7,919	83,343
2015	4,926	22,776	959	10,036	2,695	40,351	8,580	73,163
Thereafter	11,709	71,077	2,381	29,086	8,304	190,823	22,394	290,986

TOTAL	35,359	$179,679	10,086	$104,984	23,508	$436,502	68,953	$721,165

The scheduled deliveries of the 926,000 square feet of Properties under Development as of March 31, 2010 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial			Percent	Total
	In-Service Date	Distribution	- Flex	Office	Total	Leased	Investment
Wholly Owned Properties under Development	2nd Quarter 2010	—	—	211,236	211,236	98.8%	$45,830
	3rd Quarter 2010	—	—	75,000	75,000	100.0%	12,394

	TOTAL	—	—	286,236	286,236	99.1%	$58,224

Joint Venture Properties under Development	2nd Quarter 2010	463,636	—	—	463,636	—	$25,075
	3rd Quarter 2010	—	—	176,058	176,058	39.9%	135,041

	TOTAL	463,636	—	176,058	639,694	11.0%	$160,116

Total Properties under Development	TOTAL	463,636	—	462,294	925,930	38.2%	$218,340

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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three months ended March 31, 2010 and 2009 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010	March 31, 2009
Reconciliation of net income to FFO — basic

Net Income available to common shareholders	$29,551	$27,889

Basic — Income available to common shareholders	29,551	27,889

Basic — income available to common shareholders per weighted average share	$0.26	$0.28

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,059	3,990
Depreciation and amortization	42,449	43,022
Gain on property dispositions	(2,664)	(308)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,478)	(1,737)

Funds from operations available to common shareholders — basic	$71,917	$72,856

Basic Funds from operations available to common shareholders per weighted average share	$0.64	$0.72

Reconciliation of net income to FFO — diluted:

Net Income	$29,551	$27,889

Diluted — income available to common shareholders	29,551	27,889
Diluted — income available to common shareholders per weighted average share	$0.26	$0.28

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,059	3,990
Depreciation and amortization	42,449	43,022
Gain on property dispositions	(2,664)	(308)
Noncontrolling interest less preferred share distributions	1,030	1,064

Funds from operations available to common shareholders — diluted	$74,425	$75,657

Diluted Funds from operations available to common shareholders per weighted average share	$0.64	$0.72

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	112,341	100,681
Dilutive shares for long term compensation plans	614	279

Diluted shares for net income calculations	112,955	100,960
Weighted average common units	3,961	4,021

Diluted shares for Funds from operations calculations	116,916	104,981

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
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2009.

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company has been substituted for Republic Property Trust, a Maryland real estate investment trust, and Republic Property Limited Partnership, a Delaware limited partnership, (together, “Republic”) as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007.

The litigation is described in the Company’s 2009 Annual Report on Form 10-K. There were no material developments in this litigation during the three months ended March 31, 2010.
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
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In January and February, 2010, individuals acquired a total of 68,130 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interests in Liberty Property Limited Partnership. These individuals acquired these units of limited partnership interests in connection with their contribution to the Operating Partnership of certain assets in 1994 and 1995. The exchange of common shares of beneficial interest for the units of limited partnership is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	May 6, 2010 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	May 6, 2010 Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust
      General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	May 6, 2010 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	May 6, 2010 Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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