Form 10-Q
period 2010-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2010-08-06
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 3, 2010, 113,749,354 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2010

Index	Page

PART II. OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Removed and Reserved	45

Item 5. Other Information	45

Item 6. Exhibits	46

Signatures for Liberty Property Trust	48

Signatures for Liberty Property Limited Partnership	49

Exhibit Index	50

Exhibit 10.18
Exhibit 10.19
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$858,919	$850,559
Building and improvements	4,364,449	4,289,932
Less accumulated depreciation	(1,036,823)	(973,624)

Operating real estate	4,186,545	4,166,867

Development in progress	7,951	66,714
Land held for development	210,748	218,633

Net real estate	4,405,244	4,452,214

Cash and cash equivalents	39,541	237,446
Restricted cash	36,351	42,232
Accounts receivable	6,657	6,057
Deferred rent receivable	102,544	95,527
Deferred financing and leasing costs, net of accumulated amortization (2010, $118,545; 2009, $108,403)	131,880	134,309
Investments in and advances to unconsolidated joint ventures	172,586	175,584
Prepaid expenses and other assets	58,289	85,574

Total assets	$4,953,092	$5,228,943

LIABILITIES
Mortgage loans	$352,019	$473,993
Unsecured notes	1,842,882	1,842,882
Credit facility	50,000	140,000
Accounts payable	36,772	31,195
Accrued interest	31,294	31,251
Dividend and distributions payable	55,718	55,402
Other liabilities	133,281	171,051

Total liabilities	2,501,966	2,745,774

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 114,642,717 (includes 1,249,909 in treasury) and 113,875,211 (includes 1,249,909 in treasury) shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	115	114
Additional paid-in capital	2,530,789	2,509,704
Accumulated other comprehensive (loss) income	(3,195)	2,339
Distributions in excess of net income	(382,461)	(337,911)
Common shares in treasury, at cost, 1,249,909 shares as of June 30, 2010 and December 31, 2009	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,093,297	2,122,295

Noncontrolling interest — operating partnership
3,943,224 and 4,011,354 common units outstanding as of June 30, 2010 and December 31, 2009, respectively 2009, respectively December 31, 2008, respectively	69,113	72,294
9,740,000 preferred units outstanding as of June 30, 2010 and December 31, 2009	287,959	287,959
Noncontrolling interest — consolidated joint ventures	757	621

Total equity	2,451,126	2,483,169

Total liabilities and equity	$4,953,092	$5,228,943

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2010	June 30, 2009
OPERATING REVENUE
Rental	$130,509	$129,352
Operating expense reimbursement	54,469	54,205

Total operating revenue	184,978	183,557

OPERATING EXPENSE
Rental property	34,659	34,770
Real estate taxes	22,402	21,773
General and administrative	12,567	11,655
Depreciation and amortization	43,873	42,005

Total operating expenses	113,501	110,203

Operating income	71,477	73,354

OTHER INCOME (EXPENSE)
Interest and other income	2,681	2,511
Debt extinguishment gain	—	563
Interest expense	(39,144)	(36,755)

Total other income (expense)	(36,463)	(33,681)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	35,014	39,673

Gain (loss) on property dispositions	2,242	(2,050)
Income taxes	(503)	(127)
Equity in earnings of unconsolidated joint ventures	783	1,192

Income from continuing operations	37,536	38,688

Discontinued operations (including net gain on property dispositions of $2,408 and $3,670 for the three months ended June 30, 2010 and 2009, respectively)	2,478	4,524

Net income	40,014	43,212
Noncontrolling interest — operating partnership	(6,421)	(6,597)
Noncontrolling interest — consolidated joint ventures	(148)	56

Net income available to common shareholders	$33,445	$36,671

Earnings per common share
Basic:
Income from continuing operations	$0.28	$0.31
Income from discontinued operations	0.02	0.04

Income per common share — basic	$0.30	$0.35

Diluted:
Income from continuing operations	$0.27	$0.31
Income from discontinued operations	0.02	0.04

Income per common share — diluted	$0.29	$0.35

Distributions per common share	$0.475	$0.475

Weighted average number of common shares outstanding
Basic	112,644	105,768
Diluted	113,380	106,245

Amounts attributable to common shareholders
Income from continuing operations	$31,050	$32,307
Discontinued operations	2,395	4,364

Net income available to common shareholders	$33,445	$36,671

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2010	June 30, 2009
OPERATING REVENUE
Rental	$260,578	$257,064
Operating expense reimbursement	113,202	111,465

Total operating revenue	373,780	368,529

OPERATING EXPENSE
Rental property	75,073	73,151
Real estate taxes	44,910	43,546
General and administrative	27,441	27,212
Depreciation and amortization	86,804	84,575

Total operating expenses	234,228	228,484

Operating income	139,552	140,045

OTHER INCOME (EXPENSE)
Interest and other income	5,471	5,606
Debt extinguishment gain	—	1,092
Interest expense	(77,773)	(73,946)

Total other income (expense)	(72,302)	(67,248)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	67,250	72,797

Gain (loss) on property dispositions	3,010	(2,344)
Income taxes	(955)	(344)
Equity in earnings of unconsolidated joint ventures	1,177	1,609

Income from continuing operations	70,482	71,718

Discontinued operations (including net gain on property dispositions of $5,270 and $3,869 for the six months ended June 30, 2010 and 2009, respectively)	5,354	5,336

Net income	75,836	77,054
Noncontrolling interest — operating partnership	(12,704)	(12,914)
Noncontrolling interest — consolidated joint ventures	(136)	420

Net income available to common shareholders	$62,996	$64,560

Earnings per common share
Basic:
Income from continuing operations	$0.51	$0.58
Income from discontinued operations	0.05	0.05

Income per common share — basic	$0.56	$0.63

Diluted:
Income from continuing operations	$0.51	$0.57
Income from discontinued operations	0.05	0.05

Income per common share — diluted	$0.56	$0.62

Distributions per common share	$0.95	$0.95

Weighted average number of common shares outstanding
Basic	112,512	103,244
Diluted	113,182	103,625

Amounts attributable to common shareholders
Income from continuing operations	$57,822	$59,418
Discontinued operations	5,174	5,142

Net income available to common shareholders	$62,996	$64,560

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(UNAUDITED AND IN THOUSANDS)

			Accumulated			Total	Noncontroll-	Noncontroll-
	Common		Other			Liberty	ing interest-	ing interest-	Noncontroll-
	Shares of	Additional	Comprehensive	Distributions	Common	Property Trust	operating	operating	ing Interest-
	Beneficial	Paid-In	(loss)	in Excess of	Shares Held	Shareholders’	partnership-	partnership -	consolidated
	Interest	Capital	Income	Net Income	in Treasury	Equity	Common	Preferred	joint ventures	Total Equity

Balance at January 1, 2010	$114	$2,509,704	$2,339	$(337,911)	$(51,951)	$2,122,295	$72,294	$287,959	$621	$2,483,169

Net proceeds from the issuance of Common Shares	1	11,657	—	—	—	11,658	—	—	—	11,658

Net income	—	—	—	62,996	—	62,996	2,198	10,506	136	75,836
Distributions	—	—	—	(107,546)	—	(107,546)	(3,959)	(10,506)	—	(122,011)
Noncash compensation	—	8,201	—	—	—	8,201	—	—	—	8,201
Foreign currency translation adjustment	—	—	(5,534)	—	—	(5,534)	(193)	—	—	(5,727)
Redemption of noncontrolling interests — common units	—	1,227	—	—	—	1,227	(1,227)	—	—	—

Balance at June 30, 2010	$115	$2,530,789	$(3,195)	$(382,461)	$(51,951)	$2,093,297	$69,113	$287,959	$757	$2,451,126

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES
Net income	$75,836	$77,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,853	86,306
Amortization of deferred financing costs	3,354	2,439
Debt extinguishment gain	—	(1,092)
Equity in earnings of unconsolidated joint ventures	(1,177)	(1,609)
Distributions from unconsolidated joint ventures	517	663
Gain on property dispositions	(8,280)	(1,526)
Noncash compensation	8,201	9,790
Changes in operating assets and liabilities:
Restricted cash	5,000	970
Accounts receivable	(609)	6,208
Deferred rent receivable	(7,155)	(5,677)
Prepaid expenses and other assets	1,966	18,806
Accounts payable	5,718	2,979
Accrued interest	43	(5,159)
Other liabilities	(22,059)	(15,793)

Net cash provided by operating activities	148,208	174,359

INVESTING ACTIVITIES
Investment in properties	(49,316)	(35,812)
Investments in and advances to unconsolidated joint ventures	(280)	(4,017)
Distributions from unconsolidated joint ventures	3,177	18,379
Net proceeds from disposition of properties/land	27,752	80,333
Net proceeds from (advances on) grant receivable/escrow	22,969	(9,848)
Investment in development in progress	(7,919)	(50,385)
Investment in land held for development	(2,683)	(26,980)
Investment in deferred leasing costs	(14,467)	(12,020)

Net cash used in investing activities	(20,767)	(40,350)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Shares	11,691	218,970
Repayments of unsecured notes	—	(285,268)
Proceeds from mortgage loans	635	317,213
Repayments of mortgage loans	(122,608)	(43,029)
Proceeds from credit facility	90,000	199,150
Repayments on credit facility	(180,000)	(319,150)
Increase in deferred financing costs	(8)	(5,743)
Distribution paid on Common Shares	(107,197)	(96,350)
Distribution paid on units	(14,531)	(14,452)

Net cash used in financing activities	(322,018)	(28,659)

Net (decrease) increase in cash and cash equivalents	(194,577)	105,350
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(3,328)	3,392
Cash and cash equivalents at beginning of period	237,446	15,794

Cash and cash equivalents at end of period	$39,541	$124,536

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at June 30, 2010. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
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

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$31,050	112,644	$0.28	$32,307	105,768	$0.31

Dilutive shares for long-term compensation plans	—	736		—	477

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	31,050	113,380	$0.27	32,307	106,245	$0.31

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	2,395	112,644	$0.02	4,364	105,768	$0.04

Dilutive shares for long-term compensation plans	—	736		—	477

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	2,395	113,380	$0.02	4,364	106,245	$0.04

Basic income per common share
Net income available to common shareholders	33,445	112,644	$0.30	36,671	105,768	$0.35

Dilutive shares for long-term compensation plans	—	736		—	477

Diluted income per common share
Net income available to common shareholders and assumed conversions	$33,445	113,380	$0.29	$36,671	106,245	$0.35

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$57,822	112,512	$0.51	$59,418	103,244	$0.58

Dilutive shares for long-term compensation plans	—	670		—	381

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	57,822	113,182	$0.51	59,418	103,625	$0.57

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	5,174	112,512	$0.05	5,142	103,244	$0.05

Dilutive shares for long-term compensation plans	—	670		—	381

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	5,174	113,182	$0.05	5,142	103,625	$0.05

Basic income per common share
Net income available to common shareholders	62,996	112,512	$0.56	64,560	103,244	$0.63

Dilutive shares for long-term compensation plans	—	670		—	381

Diluted income per common share
Net income available to common shareholders and assumed conversions	$62,996	113,182	$0.56	$64,560	103,625	$0.62

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three and six months ended June 30, 2010 were 1,513,000 and 1,473,000, respectively, as compared to 2,666,000 and 2,857,000, respectively, for the same periods in 2009.
During the three and six months ended June 30, 2010, 113,000 and 127,000 common shares, respectively, were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive (loss) income consists solely of the foreign currency translation adjustments described above. Other comprehensive loss for the three and six months ended June 30, 2010 was $1.1 million and $5.7 million, respectively, as compared to other comprehensive income of $10.8 million and $9.5 million, respectively, for the same periods in 2009. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive (loss) income and noncontrolling interest-common units.
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

The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED JUNE 30, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$44,161	$24,546	$7,833	$19,377	$33,733	$47,063	$7,255	$1,010	$184,978
Rental property expenses and real estate taxes	13,777	6,064	2,895	7,247	9,402	16,063	1,392	221	57,061

Property level operating income	$30,384	$18,482	$4,938	$12,130	$24,331	$31,000	$5,863	$789	127,917

Interest and other income									2,681
Interest expense									(39,144)
General and administrative									(12,567)
Depreciation and amortization									(43,873)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									35,014
Gain on property dispositions									2,242
Income taxes									(503)
Equity in earnings of unconsolidated joint ventures									783
Discontinued operations									2,478

Net income									$40,014

FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$45,131	$24,583	$7,531	$20,725	$33,283	$46,121	$5,048	$1,135	$183,557
Rental property expenses and real estate taxes	13,965	6,409	2,760	7,681	9,253	15,022	1,193	260	56,543

Property level operating income	$31,166	$18,174	$4,771	$13,044	$24,030	$31,099	$3,855	$875	127,014

Interest and other income									2,511
Debt extinguishment gain									563
Interest expense									(36,755)
General and administrative									(11,655)
Depreciation and amortization									(42,005)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									39,673
Loss on property dispositions									(2,050)
Income taxes									(127)
Equity in earnings of unconsolidated joint ventures									1,192
Discontinued operations									4,524

Net income									$43,212

FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$90,414	$50,249	$15,837	$38,875	$69,160	$92,972	$14,228	$2,045	$373,780
Rental property expenses and real estate taxes	29,654	13,333	6,259	15,077	20,564	31,741	2,904	451	119,983

Property level operating income	$60,760	$36,916	$9,578	$23,798	$48,596	$61,231	$11,324	$1,594	253,797

Interest and other income									5,471
Interest expense									(77,773)
General and administrative									(27,441)
Depreciation and amortization									(86,804)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									67,250
Gain on property dispositions									3,010
Income taxes									(955)
Equity in earnings of unconsolidated joint ventures									1,177
Discontinued operations									5,354

Net income									$75,836

FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$91,858	$49,626	$15,345	$41,389	$67,175	$91,117	$9,783	$2,236	$368,529
Rental property expenses and real estate taxes	29,519	13,978	5,928	15,258	19,977	29,174	2,373	490	116,697

Property level operating income	$62,339	$35,648	$9,417	$26,131	$47,198	$61,943	$7,410	$1,746	251,832

Interest and other income									5,606
Debt extinguishment gain									1,092
Interest expense									(73,946)
General and administrative									(27,212)
Depreciation and amortization									(84,575)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									72,797
Loss on property dispositions									(2,344)
Income taxes									(344)
Equity in earnings of unconsolidated joint ventures									1,609
Discontinued operations									5,336

Net income									$77,054

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and six months ended June 30, 2010 were $10.2 million and $16.5 million, respectively, as compared to $34.7 million and $69.5 million, respectively for the same periods in 2009.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$309	$3,991	$822	$9,359
Operating expenses	(144)	(1,281)	(527)	(3,421)
Interest expense	(22)	(845)	(43)	(2,337)
Depreciation and amortization	(73)	(1,011)	(168)	(2,134)

Income before property dispositions	$70	$854	$84	$1,467

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three and six months ended June 30, 2010, the Company recognized impairment charges of $400,000 related to a portfolio of properties in the Company’s Philadelphia/D.C. segment. During the three and six months ended June 30, 2009, the Company recognized impairments totaling $3.9 million and $4.5 million, respectively. For the three months ended June 30, 2009, $1.1 million in impairment related to a property in the Northeast segment, $331,000 related to a property in the Midwest segment, and $2.4 million related to a property in the Philadelphia/D.C. segment. For the six months ended June 30, 2009, $1.1 million in impairment related to a property in the Northeast segment, $113,000 related to a parcel of land in the Northeast segment, $89,000 related to a portfolio of properties in the Mid-Atlantic segment, $822,000 related to properties in the Midwest segment and $2.4 million related to a property in the Philadelphia/D.C. segment.
For the three and six months ended June 30, 2010, $400,000 in impairment was included in the caption gain (loss) on property dispositions in the Company’s statements of operations. For the three months ended June 30, 2009, $1.5 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations and $2.4 million in impairment was included in the caption gain (loss) on property dispositions in the Company’s statement of operations. For the six months ended June 30, 2009, $1.5 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations and $3.0 million in impairment was included in the caption gain (loss) on property dispositions in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2010.
Note 4: Noncontrolling interests
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding as of June 30, 2010 have the same economic characteristics as common shares of the Trust. The 3,943,224 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,943,224 outstanding common units based on the closing price of the shares of the Company at June 30, 2010 was $113.8 million.

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
Note 5: Indebtedness
Mortgage Loans
In April 2010, the Company used available cash and proceeds from its $600 million Credit Facility to repay $119.3 million principal value of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%. The mortgages encumbered certain of the Company’s operating properties with a net book value of $216.8 million. The Company incurred a $1.2 million prepayment penalty and wrote off $936,000 in deferred financing costs in conjunction with the prepayment of these loans. These costs are included as interest expense in the accompanying statements of operations.
Note 6: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $136.8 million and $33.5 million at June 30, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

Note 7: Recently Issued Accounting Standards
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
Note 8: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2010 and 2009 (amounts in thousands):

Non-cash activity	2010	2009

Write-off of fully depreciated property and deferred costs	$16,912	$17,476

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$858,919	$850,559
Building and improvements	4,364,449	4,289,932
Less accumulated depreciation	(1,036,823)	(973,624)

Operating real estate	4,186,545	4,166,867

Development in progress	7,951	66,714
Land held for development	210,748	218,633

Net real estate	4,405,244	4,452,214

Cash and cash equivalents	39,541	237,446
Restricted cash	36,351	42,232
Accounts receivable	6,657	6,057
Deferred rent receivable	102,544	95,527
Deferred financing and leasing costs, net of accumulated amortization (2010, $118,545; 2009, $108,403)	131,880	134,309
Investments in and advances to unconsolidated joint ventures	172,586	175,584
Prepaid expenses and other assets	58,289	85,574

Total assets	$4,953,092	$5,228,943

LIABILITIES
Mortgage loans	$352,019	$473,993
Unsecured notes	1,842,882	1,842,882
Credit facility	50,000	140,000
Accounts payable	36,772	31,195
Accrued interest	31,294	31,251
Distributions payable	55,718	55,402
Other liabilities	133,281	171,051

Total liabilities	2,501,966	2,745,774

OWNERS’ EQUITY
General partner’s equity — common units, 114,642,717 and 113,875,211 units outstanding as of June 30, 2010 and December 31, 2009, respectively	2,093,297	2,122,295

Limited partners’ equity — 3,943,224 and 4,011,354 common units outstanding as of June 30, 2010 and December 31, 2009, respectively	69,113	72,294
— 9,740,000 preferred units outstanding as of June 30, 2010 and December 31, 2009	287,959	287,959
Noncontrolling interest — consolidated joint ventures	757	621

Total owners’ equity	2,451,126	2,483,169

Total liabilities and owners’ equity	$4,953,092	$5,228,943

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2010	June 30, 2009
OPERATING REVENUE
Rental	$130,509	$129,352
Operating expense reimbursement	54,469	54,205

Total operating revenue	184,978	183,557

OPERATING EXPENSE
Rental property	34,659	34,770
Real estate taxes	22,402	21,773
General and administrative	12,567	11,655
Depreciation and amortization	43,873	42,005

Total operating expenses	113,501	110,203

Operating income	71,477	73,354

OTHER INCOME (EXPENSE)
Interest and other income	2,681	2,511
Debt extinguishment gain	—	563
Interest expense	(39,144)	(36,755)

Total other income (expense)	(36,463)	(33,681)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	35,014	39,673
Gain (loss) on property dispositions	2,242	(2,050)
Income taxes	(503)	(127)
Equity in earnings of unconsolidated joint ventures	783	1,192

Income from continuing operations	37,536	38,688

Discontinued operations (including net gain on property dispositions of $2,408 and $3,670 for the three months ended June 30, 2010 and 2009, respectively)	2,478	4,524

Net income	40,014	43,212

Noncontrolling interest — consolidated joint ventures	(148)	56
Preferred unit distributions	(5,253)	(5,253)

Income available to common unitholders	$34,613	$38,015

Earnings per common unit
Basic:
Income from continuing operations	$0.28	$0.31
Income from discontinued operations	0.02	0.04

Income per common unit — basic	$0.30	$0.35

Diluted:
Income from continuing operations	$0.27	$0.31
Income from discontinued operations	0.02	0.04

Income per common unit — diluted	$0.29	$0.35

Distributions per common unit	$0.475	$0.475

Weighted average number of common units outstanding
Basic	116,587	109,785
Diluted	117,323	110,262

Net income allocated to general partners	$33,445	$36,671
Net income allocated to limited partners	6,421	6,597
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2010	June 30, 2009
OPERATING REVENUE
Rental	$260,578	$257,064
Operating expense reimbursement	113,202	111,465

Total operating revenue	373,780	368,529

OPERATING EXPENSE
Rental property	75,073	73,151
Real estate taxes	44,910	43,546
General and administrative	27,441	27,212
Depreciation and amortization	86,804	84,575

Total operating expenses	234,228	228,484

Operating income	139,552	140,045

OTHER INCOME (EXPENSE)
Interest and other income	5,471	5,606
Debt extinguishment gain	—	1,092
Interest expense	(77,773)	(73,946)

Total other income (expense)	(72,302)	(67,248)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	67,250	72,797
Gain (loss) on property dispositions	3,010	(2,344)
Income taxes	(955)	(344)
Equity in earnings of unconsolidated joint ventures	1,177	1,609

Income from continuing operations	70,482	71,718

Discontinued operations (including net gain on property dispositions of $5,270 and $3,869 for the six months ended June 30, 2010 and 2009, respectively)	5,354	5,336

Net income	75,836	77,054

Noncontrolling interest — consolidated joint ventures	(136)	420
Preferred unit distributions	(10,506)	(10,506)

Income available to common unitholders	$65,194	$66,968

Earnings per common unit
Basic:
Income from continuing operations	$0.51	$0.58
Income from discontinued operations	0.05	0.05

Income per common unit — basic	$0.56	$0.63

Diluted:
Income from continuing operations	$0.51	$0.57
Income from discontinued operations	0.05	0.05

Income per common unit — diluted	$0.56	$0.62

Distributions per common unit	$0.95	$0.95

Weighted average number of common units outstanding
Basic	116,464	107,263
Diluted	117,134	107,644

Net income allocated to general partners	$62,996	$64,560
Net income allocated to limited partners	12,704	12,914
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(UNAUDITED AND IN THOUSANDS)

		Limited	Limited
		Partners’	Partners’	Noncontrolling
	General	Equity–	Equity–	Interest–	Total
	Partner’s	Common	Preferred	Consolidated	Owners’
	Equity	Units	Units	Joint Ventures	Equity

Balance at January 1, 2010	$2,122,295	$72,294	$287,959	$621	$2,483,169

Contributions from partners	19,859	—	—	—	19,859
Distributions to partners	(107,546)	(3,959)	(10,506)	—	(122,011)
Foreign currency translation adjustment	(5,534)	(193)	—	—	(5,727)
Net income	62,996	2,198	10,506	136	75,836
Redemption of limited partners common units for common shares	1,227	(1,227)	—	—	—

Balance at June 30, 2010	$2,093,297	$69,113	$287,959	$757	$2,451,126

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES
Net income	$75,836	$77,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,853	86,306
Amortization of deferred financing costs	3,354	2,439
Debt extinguishment gain	—	(1,092)

Equity in earnings of unconsolidated joint ventures	(1,177)	(1,609)

Distributions from unconsolidated joint ventures	517	663
Gain on property dispositions	(8,280)	(1,526)
Noncash compensation	8,201	9,790
Changes in operating assets and liabilities:
Restricted cash	5,000	970
Accounts receivable	(609)	6,208
Deferred rent receivable	(7,155)	(5,677)
Prepaid expenses and other assets	1,966	18,806
Accounts payable	5,718	2,979
Accrued interest	43	(5,159)
Other liabilities	(22,059)	(15,793)

Net cash provided by operating activities	148,208	174,359

INVESTING ACTIVITIES
Investment in properties	(49,316)	(35,812)
Investments in and advances to unconsolidated joint ventures	(280)	(4,017)
Distributions from unconsolidated joint ventures	3,177	18,379
Net proceeds from disposition of properties/land	27,752	80,333
Net proceeds from (advances on) grant receivable/escrow	22,969	(9,848)
Investment in development in progress	(7,919)	(50,385)
Investment in land held for development	(2,683)	(26,980)
Investment in deferred leasing costs	(14,467)	(12,020)

Net cash used in investing activities	(20,767)	(40,350)

FINANCING ACTIVITIES
Repayments of unsecured notes	—	(285,268)
Proceeds from mortgage loans	635	317,213
Repayments of mortgage loans	(122,608)	(43,029)
Proceeds from credit facility	90,000	199,150
Repayments on credit facility	(180,000)	(319,150)
Increase in deferred financing costs	(8)	(5,743)
Capital contributions	11,691	218,970
Distributions to partners	(121,728)	(110,802)

Net cash used in financing activities	(322,018)	(28,659)

Net (decrease) increase in cash and cash equivalents	(194,577)	105,350
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(3,328)	3,392
Cash and cash equivalents at beginning of period	237,446	15,794

Cash and cash equivalents at end of period	$39,541	$124,536

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.6% of the common equity of the Operating Partnership at June 30, 2010. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
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

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$37,388			$38,744
Less: Preferred unit distributions	(5,253)			(5,253)

Basic income from continuing operations
Income from continuing operations available to common unitholders	32,135	116,587	$0.28	33,491	109,785	$0.31

Dilutive units for long-term compensation plans	—	736		—	477

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	32,135	117,323	$0.27	_33,491	110,262	$0.31

Basic income from discontinued operations
Discontinued operations	2,478	116,587	$0.02	4,524	109,785	$0.04

Dilutive units for long-term compensation plans	—	736		—	477

Diluted income from discontinued operations
Discontinued operations	2,478	117,323	$0.02	4,524	110,262	$0.04

Basic income per common unit
Income available to common unitholders	34,613	116,587	$0.30	38,015	109,785	$0.35

Diluted units for long-term compensation plans	—	736		—	477

Diluted income per common unit
Income available to common unitholders and assumed conversions	$34,613	117,323	$0.29	$38,015	110,262	$0.35

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$70,346			$72,138
Less: Preferred unit distributions	(10,506)			(10,506)

Basic income from continuing operations

Income from continuing operations available to common unitholders	59,840	116,464	$0.51	61,632	107,263	$0.58

Dilutive units for long-term compensation plans	—	670		—	381

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	59,840	117,134	$0.51	_61,632	107,644	$0.57

Basic income from discontinued operations
Discontinued operations	5,354	116,464	$0.05	5,336	107,263	$0.05

Dilutive units for long-term compensation plans	—	670		—	381

Diluted income from discontinued operations
Discontinued operations	5,354	117,134	$0.05	5,336	107,644	$0.05

Basic income per common unit

Income available to common unitholders	65,194	116,464	$0.56	66,968	107,263	$0.63

Diluted units for long-term compensation plans	—	670		—	381

Diluted income per common unit
Income available to common unitholders and assumed conversions	$65,194	117,134	$0.56	$66,968	107,644	$0.62

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three and six months ended June 30, 2010 were 1,513,000 and 1,473,000, respectively, as compared to 2,666,000 and 2,857,000, respectively, for the same periods in 2009.
During the three and six months ended June 30, 2010, 113,000 and 127,000 common shares, respectively, were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units and limited partners’ equity-common units. Other comprehensive loss for the three and six months ended June 30, 2010 was $1.1 million and $5.7 million, respectively, as compared to other comprehensive income of $10.8 million and $9.5 million, respectively, for the same periods in 2009. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity — common units.
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

The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED JUNE 30, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New		Mid-		delphia/	United
	PA	PA	Jersey	Midwest	Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$44,161	$24,546	$7,833	$19,377	$33,733	$47,063	$7,255	$1,010	$184,978
Rental property expenses and real estate taxes	13,777	6,064	2,895	7,247	9,402	16,063	1,392	221	57,061

Property level operating income	$30,384	$18,482	$4,938	$12,130	$24,331	$31,000	$5,863	$789	127,917

Interest and other income									2,681
Interest expense									(39,144)
General and administrative									(12,567)
Depreciation and amortization									(43,873)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									35,014
Gain on property dispositions									2,242
Income taxes									(503)
Equity in earnings of unconsolidated joint ventures									783
Discontinued operations									2,478

Net income									$40,014

FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New		Mid-		delphia/	United
	PA	PA	Jersey	Midwest	Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$45,131	$24,583	$7,531	$20,725	$33,283	$46,121	$5,048	$1,135	$183,557
Rental property expenses and real estate taxes	13,965	6,409	2,760	7,681	9,253	15,022	1,193	260	56,543

Property level operating income	$31,166	$18,174	$4,771	$13,044	$24,030	$31,099	$3,855	$875	127,014

Interest and other income									2,511
Debt extinguishment gain									563
Interest expense									(36,755)
General and administrative									(11,655)
Depreciation and amortization									(42,005)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									39,673
Loss on property dispositions									(2,050)
Income taxes									(127)
Equity in earnings of unconsolidated joint ventures									1,192
Discontinued operations									4,524

Net income									$43,212

FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New		Mid-		delphia/	United
	PA	PA	Jersey	Midwest	Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$90,414	$50,249	$15,837	$38,875	$69,160	$92,972	$14,228	$2,045	$373,780
Rental property expenses and real estate taxes	29,654	13,333	6,259	15,077	20,564	31,741	2,904	451	119,983

Property level operating income	$60,760	$36,916	$9,578	$23,798	$48,596	$61,231	$11,324	$1,594	253,797

Interest and other income									5,471
Interest expense									(77,773)
General and administrative									(27,441)
Depreciation and amortization									(86,804)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									67,250
Gain on property dispositions									3,010
Income taxes									(955)
Equity in earnings of unconsolidated joint ventures									1,177
Discontinued operations									5,354

Net income									$75,836

FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New		Mid-		delphia/	United
	PA	PA	Jersey	Midwest	Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$91,858	$49,626	$15,345	$41,389	$67,175	$91,117	$9,783	$2,236	$368,529
Rental property expenses and real estate taxes	29,519	13,978	5,928	15,258	19,977	29,174	2,373	490	116,697

Property level operating income	$62,339	$35,648	$9,417	$26,131	$47,198	$61,943	$7,410	$1,746	251,832

Interest and other income									5,606
Debt extinguishment gain									1,092
Interest expense									(73,946)
General and administrative									(27,212)
Depreciation and amortization									(84,575)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									72,797
Loss on property dispositions									(2,344)
Income taxes									(344)
Equity in earnings of unconsolidated joint ventures									1,609
Discontinued operations									5,336

Net income									$77,054

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and six months ended June 30, 2010 were $10.2 million and $16.5 million, respectively, as compared to $34.7 million and $69.5 million, respectively for the same periods in 2009.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$309	$3,991	$822	$9,359
Operating expenses	(144)	(1,281)	(527)	(3,421)
Interest expense	(22)	(845)	(43)	(2,337)
Depreciation and amortization	(73)	(1,011)	(168)	(2,134)

Income before property dispositions	$70	$854	$84	$1,467

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three and six months ended June 30, 2010, the Company recognized impairment charges of $400,000 related to a portfolio of properties in the Company’s Philadelphia/D.C. segment. During the three and six months ended June 30, 2009, the Company recognized impairments totaling $3.9 million and $4.5 million, respectively. For the three months ended June 30, 2009, $1.1 million in impairment related to a property in the Northeast segment, $331,000 related to a property in the Midwest segment, and $2.4 million related to a property in the Philadelphia/D.C. segment. For the six months ended June 30, 2009, $1.1 million in impairment related to a property in the Northeast segment, $113,000 related to a parcel of land in the Northeast segment, $89,000 related to a portfolio of properties in the Mid-Atlantic segment, $822,000 related to properties in the Midwest segment and $2.4 million related to a property in the Philadelphia/D.C. segment.
For the three and six months ended June 30, 2010, $400,000 in impairment was included in the caption gain (loss) on property dispositions in the Company’s statements of operations. For the three months ended June 30, 2009, $1.5 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations and $2.4 million in impairment was included in the caption gain (loss) on property dispositions in the Company’s statement of operations. For the six months ended June 30, 2009, $1.5 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations and $3.0 million in impairment was included in the caption gain (loss) on property dispositions in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2010.
Note 4: Limited partners’ equity
Common units
General and limited partners’ equity — common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. The common units outstanding as of June 30, 2010 have the same economic characteristics as common shares of the Trust. The 3,943,224 outstanding common units are the limited partners’ equity — common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 3,943,224 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,943,224 outstanding common units at June 30, 2010 based on the closing price of the shares of the Company at June 30, 2010 was $113.8 million.

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
Note 5: Indebtedness
Mortgage Loans
In April 2010, the Company used available cash and proceeds from its $600 million Credit Facility to repay $119.3 million principal value of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%. The mortgages encumbered certain of the Company’s operating properties with a net book value of $216.8 million. The Company incurred a $1.2 million prepayment penalty and wrote off $936,000 in deferred financing costs in conjunction with the prepayment of these loans. These costs are included as interest expense in the accompanying statements of operations.
Note 6: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $136.8 million and $33.5 million at June 30, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

Note 7: Recently Issued Accounting Standards
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
Note 8: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2010 and 2009 (amounts in thousands):

Non-cash activity	2010	2009
Write-off of fully depreciated property and deferred costs	$16,912	$17,476

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
As of June 30, 2010, the Company owned and operated 346 industrial and 291 office properties (the “Wholly Owned Properties in Operation”) totaling 64.5 million square feet. In addition, as of June 30, 2010, the Company owned one property under development, which when completed is expected to comprise 75,000 square feet (the “Wholly Owned Property under Development”), and 1,343 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2010, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 49 office properties totaling 14.2 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), and one property under development, which when completed is expected to comprise 176,000 square feet (the “JV Property under Development” and, together with the Wholly Owned Property under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 627 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. Continued weakness in the economy has had a negative impact on the Company’s business. Although credit market conditions have somewhat improved for the Company, continued general credit constraints in the economy, as well as persistent high levels of unemployment, present challenges relating to the pricing of commercial real estate and demand for the Company’s products.
Consistent with the current reduced level of economic growth in the United States, rental demand for the Properties in Operation remained weak for the three months ended June 30, 2010 even though improved when compared to the three months ended June 30, 2009. The Company leased 4.1 million square feet in its Properties in Operation during the three months ended June 30, 2010 and attained occupancy of 90.2% for the Wholly Owned Properties in Operation and 81.5% for the JV Properties in Operation for a combined occupancy of 88.7% for the Properties in Operation, all as of that date. At December 31, 2009, occupancy for the Wholly Owned Properties in Operation was 89.5% and for the JV Properties in Operation was 87.7% for a combined occupancy for the Properties in Operation of 89.2%. The Company believes that straight line rents on renewal and replacement leases for 2010 will on average be 10% to 15% lower than rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2010 compared to 2009.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
The Company did not acquire any operating properties during the six months ended June 30, 2010. For 2010, the Company anticipates that wholly owned property acquisitions will range from no acquisitions to acquisitions of up to $100 million.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended June 30, 2010, the Company realized proceeds of $10.2 million from the sale of two operating properties representing 72,000 square feet and 12 acres of land. During the six months ended June 30, 2010, the Company realized proceeds of $16.5 million from the sale of four operating properties representing 150,000 square feet and 12 acres of land. The Company’s original guidance for 2010 suggested that it would realize proceeds of approximately $75 million to $125 million from the sale of operating properties. The Company currently believes that it will not reach the low end of this range.
Development
During the three months ended June 30, 2010, the Company brought into service one Wholly Owned Property under Development representing 211,000 square feet and a Total Investment, as defined below, of $45.7 million, and did not initiate any development. During the six months ended June 30, 2010, the Company brought into service two Wholly Owned Properties under Development representing 306,000 square feet and a Total Investment of $70.5 million, and did not initiate any development. As of June 30, 2010, the projected Total Investment of the Wholly Owned Property under Development was $12.4 million. For 2010, the Company expects to bring into service operating properties representing between $75 million and $100 million of Total Investment. Although the Company continues to pursue development opportunities, current market conditions are not generally favorable for speculative development. Any development starts for 2010 likely will be substantially pre-leased.
The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs (for development properties and land) and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the three and six months ended June 30, 2010, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. For 2010, the Company believes that none of the unconsolidated joint ventures in which the Company holds an interest will acquire any properties.
Dispositions
During the three and six months ended June 30, 2010, none of the unconsolidated joint venture in which the Company held an interest disposed of any properties. For 2010, the Company does not anticipate that any unconsolidated joint ventures in which it holds an interest will dispose of any operating properties.
Development
During the three and six months ended June 30, 2010, an unconsolidated joint ventures in which the Company held an interest brought one JV Property under Development into service representing 464,000 square feet and a Total Investment of $25.1 million. As of June 30, 2010, the projected Total Investment of the JV Property under Development was $134.0 million. For 2010, the Company expects unconsolidated joint ventures in which it holds an interest to bring into service between $125 million and $175 million of Total Investment in operating properties.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of June 30, 2010 and 2009 was as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009

Wholly Owned Properties in Operation:
Industrial-Distribution	$4.37	$4.34	31,572	31,502	90.8%	88.5%
Industrial-Flex	$9.00	$9.18	11,233	11,497	88.5%	87.9%
Office	$14.35	$14.35	21,734	21,272	90.3%	92.1%

	$8.52	$8.60	64,539	64,271	90.2%	89.6%

Joint Venture Properties in Operation:
Industrial-Distribution	$3.86	$4.23	9,505	8,316	77.3%	87.7%
Industrial-Flex	$22.03	$27.86	171	171	81.9%	81.3%
Office	$23.54	$25.00	4,574	4,575	90.1%	89.9%

	$11.06	$11.91	14,250	13,062	81.5%	88.4%

Properties in Operation:
Industrial-Distribution	$4.27	$4.32	41,077	39,818	87.7%	88.3%
Industrial-Flex	$9.18	$9.43	11,404	11,668	88.4%	87.8%
Office	$15.94	$16.20	26,308	25,847	90.2%	91.7%

	$8.94	$9.15	78,789	77,333	88.7%	89.4%

Geographic segment data for the three months ended June 30, 2010 and 2009 are included in Note 2 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended June 30, 2010, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2010 with the results of operations of the Company for the three and six months ended June 30, 2009. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2010 and 2009, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2010 to Three and Six Months Ended June 30, 2009
Overview
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2010 increased to $5,191.6 million from $4,971.1 million for the three months ended June 30, 2009. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, real estate taxes and depreciation and amortization expense. For the six months ended June 30, 2010, the Company’s average gross investment in operating real estate owned increased to $5,146.0 million from $4,945.6 million for the six months ended June 30, 2009. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $185.0 million for the three months ended June 30, 2010 from $183.6 million for the three months ended June 30, 2009. The $1.4 million increase was primarily due to the increase in investment in operating real estate and an increase in “Termination Fees,” which totaled $1.5 million for the three months ended June 30, 2010 as compared to $0.8 million for the same period in 2009. Total operating revenue increased to $373.8 million for the six months ended June 30, 2010 from $368.5 million for the six months ended June 30, 2009. The $5.3 million increase was primarily due to the increase in investment in operating real estate and an increase in “Termination Fees,” which totaled $3.2 million for the six months ended June 30, 2010 as compared to $1.1 million for the same period in 2009. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of property level operating income by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended		Percentage		Six Months Ended		Percentage
	June 30,		Increase		June 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
Northeast
- Southeastern PA	$30,384	$31,166	(2.5%)		$60,760	$62,339	(2.5%)
- Lehigh/Central PA	18,482	18,174	1.7%		36,916	35,648	3.6%
- New Jersey	4,938	4,771	3.5%		9,578	9,417	1.7%
Midwest	12,130	13,044	(7.0%	) (1)	23,798	26,131	(8.9%	) (1)
Mid-Atlantic	24,331	24,030	1.3%		48,596	47,198	3.0%
South	31,000	31,099	(0.3%)		61,231	61,943	(1.1%)

Philadelphia	5,863	3,855	52.1%	(2)	11,324	7,410	52.8%	(2)
United Kingdom	789	875	(9.8%)		1,594	1,746	(8.7%)

Total property level operating income	$127,917	$127,014	0.7%		$253,797	$251,832	0.8%

(1)	The change was primarily due to a decrease in occupancy. This decrease was partially offset by an increase in average gross investment in operating real estate and an increase in rental rates in 2010.

(2)	The change was primarily due to an increase in average gross investment in operating real estate and rental rates.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $120.1 million for the three months ended June 30, 2010 from $124.1 million for the three months ended June 30, 2009, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $118.2 million for the three months ended June 30, 2010 from $120.3 million for the three months ended June 30, 2009 on a cash basis. These decreases of 3.2% and 1.8%, respectively, are primarily due to a decrease in occupancy in the Company’s office portfolio.
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $238.8 million for the six months ended June 30, 2010 from $247.3 million for the six months ended June 30, 2009, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $235.0 million for the six months ended June 30, 2010 from $239.8 million for the six months ended June 30, 2009 on a cash basis. These decreases of 3.4% and 2.0%, respectively, are primarily due to a decrease in occupancy in the Company’s office portfolio.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 621 properties totaling approximately 61.4 million square feet owned on January 1, 2009, excluding properties sold through June 30, 2010.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2010 and 2009. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Same Store:
Rental revenue	$122,698	$126,478	$245,150	$252,757
Operating expenses:
Rental property expense	34,155	35,107	73,720	74,137
Real estate taxes	21,095	20,847	42,331	41,770
Operating expense recovery	(52,605)	(53,546)	(109,703)	(110,404)

Unrecovered operating expenses	2,645	2,408	6,348	5,503

Property level operating income	120,053	124,070	238,802	247,254
Less straight line rent	1,841	3,752	3,778	7,462

Cash basis property level operating income	$118,212	$120,318	$235,024	$239,792

Reconciliation of non-GAAP financial measure — Same Store:
Cash basis property level operating income	$118,212	$120,318	$235,024	$239,792
Straight line rent	1,841	3,752	3,778	7,462

Property level operating income	120,053	124,070	238,802	247,254
Property level operating income — properties purchased or developed subsequent to January 1, 2009	6,395	2,119	11,768	3,453
Termination fees	1,469	825	3,227	1,125
General and administrative expense	(12,567)	(11,655)	(27,441)	(27,212)
Depreciation and amortization expense	(43,873)	(42,005)	(86,804)	(84,575)
Other income (expense)	(36,463)	(33,681)	(72,302)	(67,248)
Gain (loss) on property dispositions	2,242	(2,050)	3,010	(2,344)
Income taxes	(503)	(127)	(955)	(344)
Equity in earnings of unconsolidated joint ventures	783	1,192	1,177	1,609
Discontinued operations (1)	2,478	4,524	5,354	5,336

Net income	$40,014	$43,212	$75,836	$77,054

(1)	Includes Termination Fees of $227,000 for the three and six months ended June 30, 2009.
General and Administrative
General and administrative expenses increased to $12.6 million for the three months ended June 30, 2010 compared to $11.7 million for the three months ended June 30, 2009 and increased to $27.4 million for the six months ended June 30, 2010 compared to $27.2 million for the six months ended June 30, 2009. These increases were primarily due to a decrease in costs capitalized related to development activity. These increases for the six-month periods were offset by a decrease in expenses associated with the Company’s Long Term Incentive Compensation Plan.
Depreciation and Amortization
Depreciation and amortization increased to $43.9 million for the three months ended June 30, 2010 from $42.0 million for the three months ended June 30, 2009 and $86.8 million for the six months ended June 30, 2010 from $84.6 million for the six months ended June 30, 2009. These increases were primarily due to the increased investment in operating real estate.
Interest Expense
Interest expense increased to $39.1 million for the three months ended June 30, 2010 from $36.8 million for the three months ended June 30, 2009. This increase was primarily related to the prepayment of $119.3 million of mortgage loans during the three months ended June 30, 2010. The Company incurred a $1.2 million prepayment penalty and wrote off $936,000 in deferred financing costs in conjunction with the prepayment of these loans. The increase was also related to a decrease in interest capitalized due to a decrease in development activity. The effect of the loan prepayment and the decrease in interest capitalized was partially offset by a decrease in interest expense associated with the decrease in the average debt outstanding to $2,297.7 million for the three months ended June 30, 2010 from $2,513.2 million for the three months ended June 30, 2009. The weighted average interest rate remained relatively unchanged at 6.3% for the three months ended June 30, 2010 compared to 6.4% for the three months ended June 30, 2009. Interest expense increased to $77.8 million for the six months ended June 30, 2010 from $73.9 million for the six months ended June 30, 2009. This increase was primarily related to the loan prepayment noted above and a decrease in interest capitalized due to a decrease in development activity. The effect of the loan prepayment and the decrease in interest capitalized was partially offset by a decrease in interest expense associated with the decrease in the average debt outstanding to $2,350.8 million for the six months ended June 30, 2010 from $2,538.8 million for the six months ended June 30, 2009. The weighted average interest rate remained unchanged at 6.3% for both periods.

Interest expense allocated to discontinued operations for the three months ended June 30, 2010 and 2009 was $22,000 and $845,000, respectively, and for the six months ended June 30, 2010 and 2009 was $43,000 and $2.3 million, respectively. These decreases were due to the decrease in the level of dispositions in 2010 compared to 2009.
Other
Gain (loss) on property dispositions increased to a gain of $2.2 million for the three months ended June 30, 2010 from a loss of $2.1 million for the three months ended June 30, 2009 and to a gain of $3.0 million for the six months ended June 30, 2010 from a loss of $2.3 million for the six months ended June 30, 2009. These increases were primarily due to impairments recognized on certain of the Company’s properties in 2009 in connection with sales activities.
During the three months ended June 30, 2009, the Company purchased $3.5 million principal amount of its 7.25% March 2011 senior unsecured notes and $4.9 million principal amount of its 6.375% August 2012 senior unsecured notes. These notes were purchased at an aggregate $0.6 million discount. During the six months ended June 30, 2009, the Company purchased $6.9 million principal amount of its 8.50% August 2010 senior unsecured notes, $3.5 million principal amount of its 7.25% March 2011 senior unsecured notes and $4.9 million principal amount of its 6.375% August 2012 senior unsecured notes. These notes were purchased at an aggregate $1.1 million discount. These discounts are included as a debt extinguishment gain in the Company’s statements of operations. There were no similar transactions during the three and six months ended June 30, 2010.
Income from discontinued operations decreased to $2.5 million for the three months ended June 30, 2010 from $4.5 million for the three months ended June 30, 2009 and increased to $5.4 million for the six months ended June 30, 2010 from $5.3 million for the six months ended June 30, 2009. The decrease for the three month periods was due to a decrease in gains recognized on sales which were $2.4 million for the three months ended June 30, 2010 and $3.7 million for the three months ended June 30, 2009. This increase for the six month periods was due to an increase in gains recognized on sales which were $5.3 million for the six months ended June 30, 2010 compared to $3.9 million for the six months ended June 30, 2009.
As a result of the foregoing, the Company’s net income decreased to $40.0 million for the three months ended June 30, 2010 from $43.2 million for the three months ended June 30, 2009 and decreased to $75.8 million for the six months ended June 30, 2010 from $77.1 million for the six months ended June 30, 2009.
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
Activity
As of June 30, 2010, the Company had cash and cash equivalents of $75.9 million, including $36.4 million in restricted cash.

Net cash flow provided by operating activities decreased to $148.2 million for the six months ended June 30, 2010 from $174.4 million for the six months ended June 30, 2009. This $26.2 million decrease was primarily due to a decrease in operating results and fluctuations in operating assets and liabilities during the respective periods. The decrease in operating results is due to a decrease in same store performance which is primarily attributable to the decrease in occupancy, primarily in the office portfolio. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. To date during 2010 the performance of the Company’s business is generally consistent with its expectations. The Company anticipates moderate increases in occupancy during the second half of 2010 and further increases in occupancy in 2011. Currently the amount the Company distributes as dividends to its shareholders exceeds the net cash provided by its operating activities less costs associated with lease transactions. The Company believes that the anticipated increases in occupancy in the remainder of 2010 and 2011 should provide for sufficient net cash to cover the cost of the dividend at some point in 2011. However, should this increased occupancy not occur or our operating results are otherwise adversely affected, the Company might need to re-evaluate the amount of the quarterly dividend.
Net cash used in investing activities was $20.8 million for the six months ended June 30, 2010 compared to $40.4 million for the six months ended June 30, 2009. This $19.6 million decrease primarily resulted from the reduction of expenditures on the Company’s development pipeline and land held for development. Net cash used in investing activities also decreased due to the change in net proceeds received from (advances on) a grant receivable and an escrow in 2010. Offsetting these decreases was a decrease in net proceeds from the disposition of properties and land.
Net cash used in financing activities was $322.0 million for the six months ended June 30, 2010 compared to $28.7 million for the six months ended June 30, 2009. This $293.3 million increase was primarily due to the net proceeds received in 2009 from the issuance of shares pursuant to the Company’s continuous equity offering program. Additionally during 2010 the Company prepaid $119.3 million of mortgage loans and repaid its credit facility in the net amount of $90 million with cash on hand. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended June 30, 2010, a portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. The Company has exercised its one year renewal option and the Credit Facility now expires in January 2011. The Company is currently in negotiations for a credit facility to replace the expiring Credit Facility. In light of the anticipated demands of the Company’s capital plan, the Company expects to reduce the amount of credit facility to approximately $500 million. A closing on the replacement credit facility is expected to take place in the third quarter of 2010. Although still in negotiation, the Company anticipates that the interest rate on borrowings under the replacement credit facility will be higher than the interest rate on the expiring Credit Facility. Similar facilities that other borrowers have recently obtained have required rates equal to 200-300 basis points over LIBOR.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At June 30, 2010, the Company hadn’t drawn any of a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2010 the Company’s debt to gross assets ratio was 37.5% and for the six months ended June 30, 2010 the fixed charge coverage ratio was 2.6x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2010, $352.0 million in mortgage loans and $1,842.9 million in unsecured notes were outstanding with a weighted average interest rate of 6.41%. The interest rates on $2,151.3 million of mortgage loans and unsecured notes are fixed and range from 5.00% to 8.75%. For $43.6 million of mortgage loans, the interest rate floats at a spread to LIBOR. The interest rate on these loans at June 30, 2010 was 5.15%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.3 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of June 30, 2010 are as follows (in thousands, except percentages):

	MORTGAGES						WEIGHTED
	PRINCIPAL	PRINCIPAL		UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES		NOTES	FACILITY	TOTAL	INTEREST RATE
2010 (6 months)	$3,217	$4,736		$169,739	$—	$177,692	8.37%
2011	5,948	10,511		246,500	50,000	312,959	6.09%
2012	4,605	72,433	(1)	230,100	—	307,138	6.29%
2013	4,027	4,510		—	—	8,537	5.79%
2014	4,398	2,684		200,000	—	207,082	5.67%
2015	3,932	44,469		300,000	—	348,401	5.25%
2016	2,461	182,318		300,000	—	484,779	6.11%
2017	1,770	—		296,543	—	298,313	6.62%
2018 & thereafter	—	—		100,000	—	100,000	7.50%

	$30,358	$321,661		$1,842,882	$50,000	$2,244,901	6.29%

(1)	There are two one — year extensions for $42,310 of mortgages.
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

The expiring square feet and annual net rent by year for the Properties in Operation as of June 30, 2010 are as follows (in thousands except number of tenants and % of Annual Rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number			% of	Number			% of	Number			% of	Number			% of
	of	Square	Annual	Annual	of	Square	Annual	Annual	of	Square	Annual	Annual	of	Square	Annual	Annual
	Tenants	Feet	Rent	Rent	Tenants	Feet	Rent	Rent	Tenants	Feet	Rent	Rent	Tenants	Feet	Rent	Rent
Wholly Owned Properties in Operation:
2010	21	806	$3,419	2.3%	61	710	$6,265	6.3%	159	1,216	$15,270	4.8%	241	2,732	$24,954	4.4%
2011	61	3,026	13,563	9.1%	131	1,412	12,424	12.4%	252	1,918	26,827	8.3%	444	6,356	52,814	9.2%
2012	54	5,032	22,920	15.5%	125	1,715	15,907	15.9%	253	2,332	38,754	12.0%	432	9,079	77,581	13.6%
2013	47	2,808	13,389	9.0%	102	1,621	15,674	15.6%	201	2,323	37,494	11.7%	350	6,752	66,557	11.7%
2014	34	2,741	13,817	9.3%	69	964	9,954	9.9%	147	2,798	43,464	13.5%	250	6,503	67,235	11.8%
2015	33	4,070	18,847	12.7%	63	1,045	10,746	10.7%	135	2,536	36,490	11.3%	231	7,651	66,083	11.6%
2016	17	2,062	10,345	7.0%	25	709	7,673	7.7%	57	1,656	29,368	9.1%	99	4,427	47,386	8.3%
2017	12	1,761	8,981	6.0%	26	701	7,707	7.7%	30	647	11,097	3.4%	68	3,109	27,785	4.9%
2018	13	1,731	10,983	7.4%	11	344	2,926	2.9%	26	930	17,778	5.5%	50	3,005	31,687	5.5%
2019	10	1,323	7,745	5.2%	4	247	3,248	3.2%	29	1,500	30,433	9.5%	43	3,070	41,426	7.2%
Thereafter	16	3,318	24,446	16.5%	12	476	7,707	7.7%	44	1,767	35,136	10.9%	72	5,561	67,289	11.8%

Total	318	28,678	$148,455	100.0%	629	9,944	$100,231	100.0%	1,333	19,623	$322,111	100.0%	2,280	58,245	$570,797	100.0%

Joint Venture Properties in Operation:
2010	3	263	$1,216	3.5%	—	—	$—	0.0%	38	207	$4,047	3.4%	41	470	$5,263	3.3%
2011	10	1,027	3,874	11.3%	1	11	281	7.7%	36	479	12,236	10.3%	47	1,517	16,391	10.5%
2012	8	356	1,614	4.7%	5	68	1,717	47.4%	20	219	5,106	4.3%	33	643	8,437	5.4%
2013	7	936	3,616	10.6%	—	—	—	0.0%	13	146	3,570	3.0%	20	1,082	7,186	4.6%
2014	7	1,125	5,194	15.2%	2	25	674	18.6%	20	394	10,534	8.9%	29	1,544	16,402	10.5%
2015	5	741	3,326	9.7%	—	—	—	0.0%	22	198	4,609	3.9%	27	939	7,935	5.1%
2016	7	552	3,114	9.1%	1	36	953	26.3%	17	506	12,500	10.5%	25	1,094	16,567	10.6%
2017	4	720	3,350	9.8%	—	—	—	0.0%	5	200	4,695	4.0%	9	920	8,045	5.1%
2018	5	726	3,964	11.6%	—	—	—	0.0%	12	48	1,665	1.4%	17	774	5,629	3.6%
2019	1	500	3,151	9.2%	—	—	—	0.0%	15	203	5,853	4.9%	16	703	9,004	5.7%
Thereafter	3	401	1,818	5.3%	—	—	—	0.0%	16	1,522	53,918	45.4%	19	1,923	55,736	35.6%

Total	60	7,347	$34,237	100.0%	9	140	$3,625	100.0%	214	4,122	$118,733	100.0%	283	11,609	$156,595	100.0%

The scheduled deliveries of the 251,000 square feet of Properties under Development as of June 30, 2010 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial			Percent	Total
	In-Service Date	Distribution	- Flex	Office	Total	Leased	Investment
Wholly Owned Property under Development	3rd Quarter 2010	—	—	75,000	75,000	100.0%	$12,384

	TOTAL	—	—	75,000	75,000	100.0%	$12,384

Joint Venture Property under Development	3rd Quarter 2010	—	—	176,058	176,058	53.2%	$133,984

	TOTAL	—	—	176,058	176,058	53.2%	$133,984

Total Properties under Development	TOTAL	—	—	251,058	251,058	67.2%	$146,368

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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Reconciliation of net income to FFO — basic

Net Income available to common shareholders	$33,445	$36,671	$62,996	$64,560

Basic — Income available to common shareholders	33,445	36,671	62,996	64,560

Basic — income available to common shareholders per weighted average share	$0.30	$0.35	$0.56	$0.63

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,395	4,132	7,454	8,122
Depreciation and amortization	43,271	42,364	85,720	85,386
Gain on property dispositions	(2,746)	(5,067)	(5,410)	(5,375)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,476)	(1,467)	(2,954)	(3,204)

Funds from operations available to common shareholders — basic	$75,889	$76,633	$147,806	$149,489

Basic Funds from operations available to common shareholders per weighted average share	$0.67	$0.72	$1.31	$1.45

Reconciliation of net income to FFO — diluted:

Net Income	$33,445	$36,671	$62,996	$64,560

Diluted — income available to common shareholders	33,445	36,671	62,996	64,560
Diluted — income available to common shareholders per weighted average share	$0.29	$0.35	$0.56	$0.62

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,395	4,132	7,454	8,122
Depreciation and amortization	43,271	42,364	85,720	85,386
Gain on property dispositions	(2,746)	(5,067)	(5,410)	(5,375)
Noncontrolling interest less preferred share distributions	1,168	1,345	2,198	2,409

Funds from operations available to common shareholders — diluted	$78,533	$79,445	$152,958	$155,102

Diluted Funds from operations available to common shareholders per weighted average share	$0.67	$0.72	$1.31	$1.44

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	112,644	105,768	112,512	103,244
Dilutive shares for long term compensation plans	736	477	670	381

Diluted shares for net income calculations	113,380	106,245	113,182	103,625
Weighted average common units	3,943	4,017	3,952	4,019

Diluted shares for Funds from operations calculations	117,323	110,262	117,134	107,644

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company has been substituted for Republic Property Trust, a Maryland real estate investment trust, and Republic Property Limited Partnership, a Delaware limited partnership, (together, “Republic”) as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007.
The litigation is described in the Company’s 2009 Annual Report on Form 10-K. On July 12, 2010, the Superior Court for the District of Columbia, in the matter of Steven A. Grigg v. Liberty Property Trust, granted the Company’s Motion for Summary Judgment in part and denied it in part. The result of the action was to dismiss Mr. Grigg’s claims that he was entitled to a severance payment under his employment agreement because (a) he had terminated his employment contract for “Good Reason” (as defined in the employment contract) or (b) the Company had terminated his employment “Without Cause.” However, the Court did find that a genuine issue of material fact exists as to Mr. Grigg’s claim as to a breach by the Company of its duty of good faith and fair dealing under the employment contract. Mr. Grigg has petitioned the court to reconsider its ruling. Other than as noted above, there were no material developments in this litigation during the three months ended June 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.

Item 6. Exhibits
Note to Exhibits: Exhibits 10.18 and 10.19 were filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Registrants are refiling these exhibits solely to include certain schedules and exhibits that were omitted from the exhibits as filed. Confidential treatment has been granted by the Securities and Exchange Commission with respect to portions of these exhibits pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and the Registrants have submitted an application for confidential treatment with respect to portions of the schedules and exhibits that have been added in this filing.

10.18 +	Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007.

10.19 +	Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

*	Filed herewith.

+	The Registrants have submitted an application for confidential treatment with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 6, 2010
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 6, 2010
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	August 6, 2010
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 6, 2010
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Note to Exhibits: Exhibits 10.18 and 10.19 were filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Registrants are refiling these exhibits solely to include certain schedules and exhibits that were omitted from the exhibits as filed. Confidential treatment has been granted by the Securities and Exchange Commission with respect to portions of these exhibits pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and the Registrants have submitted an application for confidential treatment with respect to portions of the schedules and exhibits that have been added in this filing.

EXHIBIT NO.	DESCRIPTION

10.18 +	Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007.

10.19 +	Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

+	The Registrants have submitted an application for confidential treatment with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.