Form 10-Q
period 2010-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2010-11-05
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 2, 2010, 114,209,108 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2010

Index	Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets of Liberty Property Trust at September 30, 2010 and December 31, 2009	3

Condensed consolidated statements of operations of Liberty Property Trust for the three months ended September 30, 2010 and September 30, 2009	4

Condensed consolidated statements of operations of Liberty Property Trust for the nine months ended September 30, 2010 and September 30, 2009	5

Condensed consolidated statement of equity of Liberty Property Trust for the nine months ended September 30, 2010	6

Condensed consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2010 and September 30, 2009	7

Notes to condensed consolidated financial statements of Liberty Property Trust	8

Condensed consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2010 and December 31, 2009	17

Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended September 30, 2010 and September 30, 2009	18

Condensed consolidated statements of operations of Liberty Property Limited Partnership for the nine months ended September 30, 2010 and September 30, 2009	19

Condensed consolidated statement of equity of Liberty Property Limited Partnership for the nine months ended September 30, 2010	20

Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2010 and September 30, 2009	21

Notes to condensed consolidated financial statements of Liberty Property Limited Partnership	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Removed and Reserved	44

Item 5. Other Information	44

Item 6. Exhibits	45

Signatures for Liberty Property Trust	47

Signatures for Liberty Property Limited Partnership	48

Exhibit Index	49

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
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$863,143	$848,988
Building and improvements	4,406,194	4,283,250
Less accumulated depreciation	(1,064,018)	(970,935)

Operating real estate	4,205,319	4,161,303

Development in progress	—	66,714
Land held for development	209,668	218,633

Net real estate	4,414,987	4,446,650

Cash and cash equivalents	111,941	237,446
Restricted cash	41,163	42,232
Accounts receivable	9,600	6,057
Deferred rent receivable	106,540	95,527
Deferred financing and leasing costs, net of accumulated amortization (2010, $118,298; 2009, $108,390)	142,218	134,309
Investments in and advances to unconsolidated joint ventures	172,936	175,584
Assets held for sale	5,457	5,564
Prepaid expenses and other assets	81,197	85,574

Total assets	$5,086,039	$5,228,943

LIABILITIES
Mortgage loans	$338,405	$473,993
Unsecured notes	2,023,143	1,842,882
Credit facility	—	140,000
Accounts payable	42,735	31,195
Accrued interest	25,915	31,251
Dividend and distributions payable	55,913	55,402
Other liabilities	152,952	171,051

Total liabilities	2,639,063	2,745,774

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 115,017,633 (includes 1,249,909 in treasury) and 113,875,211 (includes 1,249,909 in treasury) shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	115	114
Additional paid-in capital	2,543,049	2,509,704
Accumulated other comprehensive income	364	2,339
Distributions in excess of net income	(401,857)	(337,911)
Common shares in treasury, at cost, 1,249,909 shares as of September 30, 2010 and December 31, 2009	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,089,720	2,122,295

Noncontrolling interest — operating partnership
3,943,224 and 4,011,354 common units outstanding as of September 30, 2010 and December 31, 2009, respectively	68,629	72,294
9,740,000 preferred units outstanding as of September 30, 2010 and December 31, 2009	287,959	287,959
Noncontrolling interest — consolidated joint ventures	668	621

Total equity	2,446,976	2,483,169

Total liabilities and equity	$5,086,039	$5,228,943

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2010	September 30, 2009
OPERATING REVENUE
Rental	$131,655	$129,848
Operating expense reimbursement	57,182	56,511

Total operating revenue	188,837	186,359

OPERATING EXPENSE
Rental property	38,181	35,957
Real estate taxes	22,731	22,852
General and administrative	12,634	11,246
Depreciation and amortization	43,178	43,039

Total operating expenses	116,724	113,094

Operating income	72,113	73,265

OTHER INCOME (EXPENSE)
Interest and other income	2,487	2,624
Debt extinguishment gain	—	455
Interest expense	(34,896)	(36,533)

Total other income (expense)	(32,409)	(33,454)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	39,704	39,811

Gain on property dispositions	691	100
Income taxes	(475)	(86)
Equity in earnings of unconsolidated joint ventures	385	515

Income from continuing operations	40,305	40,340

Discontinued operations (including net gain on property dispositions of $221 and $5,131 for the three months ended September 30, 2010 and 2009, respectively)	701	10,404

Net income	41,006	50,744
Noncontrolling interest — operating partnership	(6,451)	(6,818)
Noncontrolling interest — consolidated joint ventures	89	(23)

Net income available to common shareholders	$34,644	$43,903

Earnings per common share
Basic:
Income from continuing operations	$0.30	$0.30
Income from discontinued operations	0.01	0.09

Income per common share — basic	$0.31	$0.39

Diluted:
Income from continuing operations	$0.29	$0.30
Income from discontinued operations	0.01	0.09

Income per common share — diluted	$0.30	$0.39

Distributions per common share	$0.475	$0.475

Weighted average number of common shares outstanding
Basic	113,077	111,351
Diluted	113,773	111,926

Amounts attributable to common shareholders
Income from continuing operations	$33,966	$33,857
Discontinued operations	678	10,046

Net income available to common shareholders	$34,644	$43,903

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2010	September 30, 2009
OPERATING REVENUE
Rental	$391,574	$386,138
Operating expense reimbursement	170,250	167,796

Total operating revenue	561,824	553,934

OPERATING EXPENSE
Rental property	113,093	108,968
Real estate taxes	67,512	66,279
General and administrative	40,074	38,453
Depreciation and amortization	129,845	127,478

Total operating expenses	350,524	341,178

Operating income	211,300	212,756

OTHER INCOME (EXPENSE)
Interest and other income	7,956	8,227
Debt extinguishment gain	—	1,547
Interest expense	(112,468)	(110,898)

Total other income (expense)	(104,512)	(101,124)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	106,788	111,632

Gain (loss) on property dispositions	3,701	(2,244)
Income taxes	(1,430)	(430)
Equity in earnings of unconsolidated joint ventures	1,562	2,124

Income from continuing operations	110,621	111,082

Discontinued operations (including net gain on property dispositions of $5,491 and $9,000 for the nine months ended September 30, 2010 and 2009, respectively)	6,221	16,716

Net income	116,842	127,798
Noncontrolling interest — operating partnership	(19,155)	(19,732)
Noncontrolling interest — consolidated joint ventures	(47)	397

Net income available to common shareholders	$97,640	$108,463

Earnings per common share
Basic:
Income from continuing operations	$0.82	$0.87
Income from discontinued operations	0.05	0.15

Income per common share — basic	$0.87	$1.02

Diluted:
Income from continuing operations	$0.81	$0.87
Income from discontinued operations	0.05	0.15

Income per common share — diluted	$0.86	$1.02

Distributions per common share	$1.425	$1.425

Weighted average number of common shares outstanding
Basic	112,708	105,989
Diluted	113,388	106,441

Amounts attributable to common shareholders
Income from continuing operations	$91,628	$92,354
Discontinued operations	6,012	16,109

Net income available to common shareholders	$97,640	$108,463

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(UNAUDITED AND IN THOUSANDS)

						Total	Noncontroll-	Noncontroll-
	Common		Accumulated			Liberty	ing interest-	ing interest-	Noncontroll-
	Shares of	Additional	Other	Distributions	Common	Property Trust	operating	operating	ing Interest-
	Beneficial	Paid-In	Comprehensive	in Excess of	Shares Held	Shareholders’	partnership-	partnership -	consolidated
	Interest	Capital	Income	Net Income	in Treasury	Equity	Common	Preferred	joint ventures	Total Equity

Balance at January 1, 2010	$114	$2,509,704	$2,339	$(337,911)	$(51,951)	$2,122,295	$72,294	$287,959	$621	$2,483,169

Net proceeds from the issuance of Common Shares	1	22,107	—	—	—	22,108	—	—	—	22,108

Net income	—	—	—	97,640	—	97,640	3,396	15,759	47	116,842

Distributions	—	—	—	(161,586)	—	(161,586)	(5,764)	(15,759)	—	(183,109)

Noncash compensation	—	10,011	—	—	—	10,011	—	—	—	10,011

Foreign currency translation adjustment	—	—	(1,975)	—	—	(1,975)	(70)	—	—	(2,045)

Redemption of noncontrolling interests — common units	—	1,227	—	—	—	1,227	(1,227)	—	—	—

Balance at September 30, 2010	$115	$2,543,049	$364	$(401,857)	$(51,951)	$2,089,720	$68,629	$287,959	$668	$2,446,976

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net income	$116,842	$127,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,158	129,745
Amortization of deferred financing costs	4,735	3,685
Debt extinguishment gain	—	(1,547)
Equity in earnings of unconsolidated joint ventures	(1,562)	(2,124)
Distributions from unconsolidated joint ventures	517	663
Gain on property dispositions	(9,192)	(6,757)
Noncash compensation	10,011	11,027
Changes in operating assets and liabilities:
Restricted cash	744	6,635
Accounts receivable	(3,553)	5,427
Deferred rent receivable	(11,124)	(10,499)
Prepaid expenses and other assets	(18,431)	3,755
Accounts payable	11,669	15,264
Accrued interest	(5,336)	(8,680)
Other liabilities	(4,200)	(28,156)

Net cash provided by operating activities	221,278	246,236

INVESTING ACTIVITIES
Investment in properties	(90,982)	(42,017)
Investments in and advances to unconsolidated joint ventures	(1,426)	(4,021)
Distributions from unconsolidated joint ventures	4,774	18,549
Net proceeds from disposition of properties/land	23,990	141,752
Net proceeds from (advances on) grant receivable/escrow	20,609	(13,594)
Investment in development in progress	(9,265)	(74,850)
Investment in land held for development	(4,779)	(28,074)
Investment in deferred leasing costs	(23,414)	(18,339)

Net cash used in investing activities	(80,493)	(20,594)

FINANCING ACTIVITIES

Net proceeds from issuance of Common Shares	22,123	293,324
Proceeds from unsecured notes	350,000	—
Repayments of unsecured notes	(169,739)	(288,725)
Proceeds from mortgage loans	743	317,379
Repayments of mortgage loans	(136,331)	(51,738)
Proceeds from credit facility	338,500	199,150
Repayments on credit facility	(478,500)	(319,150)
Increase in deferred financing costs	(9,217)	(4,651)
Distribution paid on Common Shares	(161,043)	(148,499)
Distribution paid on units	(21,570)	(21,554)

Net cash used in financing activities	(265,034)	(24,464)

Net (decrease) increase in cash and cash equivalents	(124,249)	201,178
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(1,256)	2,430
Cash and cash equivalents at beginning of period	237,446	15,794

Cash and cash equivalents at end of period	$111,941	$219,402

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at September 30, 2010. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
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

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$33,966	113,077	$0.30	$33,857	111,351	$0.30

Dilutive shares for long-term compensation plans	—	696		—	575

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	33,966	113,773	$0.29	33,857	111,926	$0.30

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	678	113,077	$0.01	10,046	111,351	$0.09

Dilutive shares for long-term compensation plans	—	696		—	575

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	678	113,773	$0.01	10,046	111,926	$0.09

Basic income per common share
Net income available to common shareholders	34,644	113,077	$0.31	43,903	111,351	$0.39

Dilutive shares for long-term compensation plans	—	696		—	575

Diluted income per common share
Net income available to common shareholders and assumed conversions	$34,644	113,773	$0.30	$43,903	111,926	$0.39

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$91,628	112,708	$0.82	$92,354	105,989	$0.87

Dilutive shares for long-term compensation plans	—	680		—	452

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	91,628	113,388	$0.81	92,354	106,441	$0.87

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	6,012	112,708	$0.05	16,109	105,989	$0.15

Dilutive shares for long-term compensation plans	—	680		—	452

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	6,012	113,388	$0.05	16,109	106,441	$0.15

Basic income per common share
Net income available to common shareholders	97,640	112,708	$0.87	108,463	105,989	$1.02

Dilutive shares for long-term compensation plans	—	680		—	452

Diluted income per common share
Net income available to common shareholders and assumed conversions	$97,640	113,388	$0.86	$108,463	106,441	$1.02

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2010 were 2,239,000 and 1,433,000, respectively, as compared to 2,454,000 and 2,661,000, respectively, for the same periods in 2009.
During the three and nine months ended September 30, 2010, 14,000 and 141,000 common shares, respectively, were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive income consists solely of the foreign currency translation adjustments described above. Other comprehensive income for the three months ended September 30, 2010 was $3.7 million and for the nine months ended September 30, 2010 was a loss of $2.0 million, as compared to other comprehensive loss of $2.4 million and income of $7.0 million, respectively, for the same periods in 2009. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income and noncontrolling interest-common units.
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

The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$45,637	$26,460	$8,165	$19,539	$33,067	$47,674	$7,214	$1,081	$188,837
Rental property expenses and real estate taxes	14,602	6,588	3,364	7,741	10,368	16,333	1,680	236	60,912

Property level operating income	$31,035	$19,872	$4,801	$11,798	$22,699	$31,341	$5,534	$845	127,925

Interest and other income									2,487
Interest expense									(34,896)
General and administrative									(12,634)
Depreciation and amortization									(43,178)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									39,704
Gain on property dispositions									691
Income taxes									(475)
Equity in earnings of unconsolidated joint ventures									385
Discontinued operations									701

Net income									$41,006

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$45,104	$25,082	$7,491	$20,898	$34,419	$46,842	$5,437	$1,086	$186,359
Rental property expenses and real estate taxes	14,291	5,425	3,194	8,394	10,016	15,890	1,382	217	58,809

Property level operating income	$30,813	$19,657	$4,297	$12,504	$24,403	$30,952	$4,055	$869	127,550

Interest and other income									2,624
Debt extinguishment gain									455
Interest expense									(36,533)
General and administrative									(11,246)
Depreciation and amortization									(43,039)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									39,811
Gain on property dispositions									100
Income taxes									(86)
Equity in earnings of unconsolidated joint ventures									515
Discontinued operations									10,404

Net income									$50,744

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$136,052	$76,709	$24,002	$58,414	$101,587	$140,492	$21,442	$3,126	$561,824
Rental property expenses and real estate taxes	44,256	19,822	9,623	22,768	30,837	48,028	4,584	687	180,605

Property level operating income	$91,796	$56,887	$14,379	$35,646	$70,750	$92,464	$16,858	$2,439	381,219

Interest and other income									7,956
Interest expense									(112,468)
General and administrative									(40,074)
Depreciation and amortization									(129,845)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									106,788
Gain on property dispositions									3,701
Income taxes									(1,430)
Equity in earnings of unconsolidated joint ventures									1,562
Discontinued operations									6,221

Net income									$116,842

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$136,961	$74,549	$22,836	$62,286	$100,957	$137,803	$15,220	$3,322	$553,934
Rental property expenses and real estate taxes	43,810	19,315	9,122	23,615	29,902	45,021	3,755	707	175,247

Property level operating income	$93,151	$55,234	$13,714	$38,671	$71,055	$92,782	$11,465	$2,615	378,687

Interest and other income									8,227
Debt extinguishment gain									1,547
Interest expense									(110,898)
General and administrative									(38,453)
Depreciation and amortization									(127,478)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									111,632
Loss on property dispositions									(2,244)
Income taxes									(430)
Equity in earnings of unconsolidated joint ventures									2,124
Discontinued operations									16,716

Net income									$127,798

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2010 were $3.2 million and $17.5 million, respectively, as compared to $61.0 million and $130.5 million, respectively, for the same periods in 2009.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$738	$7,639	$2,355	$17,955
Operating expenses	(111)	(1,143)	(929)	(4,828)
Interest expense	(78)	(556)	(322)	(2,474)
Depreciation and amortization	(69)	(667)	(374)	(2,937)

Income before property dispositions	$480	$5,273	$730	$7,716

One property totaling 100,000 square feet in the Company’s Northeast segment, one property totaling 27,000 square feet in the Company’s Midwest segment, and one property totaling 50,000 square feet in the Company’s South segment are considered to be held for sale as of September 30, 2010. Two held for sale properties were sold subsequent to September 30, 2010 for proceeds of $2.7 million.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three and nine months ended September 30, 2010, the Company recognized impairment charges of $782,000 and $1.2 million, respectively. For the three months ended September 30, 2010, $443,000 in impairment related to a property in the Midwest segment, $201,000 related to a property in the South segment and $138,000 related to a portfolio of properties in the Philadelphia/D.C. segment. During the three and nine months ended September 30, 2009, the Company recognized impairment charges of $4.8 million and $9.3 million, respectively. For the three months ended September 30, 2009, $4.3 million in impairment related to a property in the Mid-Atlantic segment, $185,000 related to a property in the South segment and $300,000 related to a property in the Philadelphia/D.C. segment. For the nine months ended September 30, 2009, $1.1 million in impairment related to a property in the Northeast segment, $113,000 related to a parcel of land in the Northeast segment, $822,000 related to properties in the Midwest segment, $4.4 million related to properties in the Mid-Atlantic segment, $185,000 related to a property in the South segment and $2.7 million related to a property in the Philadelphia/D.C. segment.
For the three months ended September 30, 2010, $443,000 in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations and $339,000 was included in gain on property dispositions in the Company’s statement of operations. For the nine months ended September 30, 2010, $443,000 in impairment was included in discontinued operations in the Company’s statement of operations and $739,000 was included in gain (loss) on property dispositions in the Company’s statement of operations. For the three months ended September 30, 2009, $4.5 million in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations and $300,000 was included in gain on property dispositions in the Company’s statement of operations. For the nine months ended September 30, 2009, $6.0 million in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations and $3.3 million was included in gain (loss) on property dispositions in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at September 30, 2010.

Note 4: Noncontrolling interests
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding as of September 30, 2010 have the same economic characteristics as common shares of the Trust. The 3,943,224 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,943,224 outstanding common units based on the closing price of the common shares of the Company at September 30, 2010 was $125.8 million.
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
Note 5: Indebtedness
Mortgage Loans
In April 2010, the Company used available cash and proceeds from its unsecured credit facility to repay $119.3 million principal value of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%. The mortgages encumbered certain of the Company’s operating properties with a net book value of $216.8 million. The Company incurred a $1.2 million prepayment penalty and wrote off $936,000 in deferred financing costs in conjunction with the prepayment of these loans. These costs are included as interest expense in the accompanying statements of operations.
Senior Notes
In August 2010, the Company used proceeds from its unsecured credit facility to repay $169.7 million principal value of 8.5% senior notes.
In September 2010, the Company issued $350 million of ten-year, 4.75% senior unsecured notes. The net proceeds from this issuance were used to repay borrowings under the Company’s unsecured credit facility and for general corporate purposes.
Credit Facility
In August 2010, The Company replaced its existing $600 million credit facility which was due in January 2011 with a new credit facility. The new facility is for $500 million. It matures in November 2013. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 230 basis points.

Note 6: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $179.5 million and $33.5 million at September 30, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.
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
Note 8: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

Non-cash activity	2010	2009

Write-off of fully depreciated property and deferred costs	$31,610	$56,171

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$863,143	$848,988
Building and improvements	4,406,194	4,283,250
Less accumulated depreciation	(1,064,018)	(970,935)

Operating real estate	4,205,319	4,161,303

Development in progress	—	66,714
Land held for development	209,668	218,633

Net real estate	4,414,987	4,446,650

Cash and cash equivalents	111,941	237,446
Restricted cash	41,163	42,232
Accounts receivable	9,600	6,057
Deferred rent receivable	106,540	95,527
Deferred financing and leasing costs, net of accumulated amortization (2010, $118,298; 2009, $108,390)	142,218	134,309
Investments in and advances to unconsolidated joint ventures	172,936	175,584
Assets held for sale	5,457	5,564
Prepaid expenses and other assets	81,197	85,574

Total assets	$5,086,039	$5,228,943

LIABILITIES
Mortgage loans	$338,405	$473,993
Unsecured notes	2,023,143	1,842,882
Credit facility	—	140,000
Accounts payable	42,735	31,195
Accrued interest	25,915	31,251
Distributions payable	55,913	55,402
Other liabilities	152,952	171,051

Total liabilities	2,639,063	2,745,774

OWNERS’ EQUITY
General partner’s equity — common units, 115,017,633 and 113,875,211 units outstanding as of September 30, 2010 and December 31, 2009, respectively	2,089,720	2,122,295

Limited partners’ equity — 3,943,224 and 4,011,354 common units outstanding as of September 30, 2010 and December 31, 2009, respectively	68,629	72,294
— 9,740,000 preferred units outstanding as of September 30, 2010 and December 31, 2009	287,959	287,959
Noncontrolling interest — consolidated joint ventures	668	621

Total owners’ equity	2,446,976	2,483,169

Total liabilities and owners’ equity	$5,086,039	$5,228,943

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2010	September 30, 2009
OPERATING REVENUE
Rental	$131,655	$129,848
Operating expense reimbursement	57,182	56,511

Total operating revenue	188,837	186,359

OPERATING EXPENSE
Rental property	38,181	35,957
Real estate taxes	22,731	22,852
General and administrative	12,634	11,246
Depreciation and amortization	43,178	43,039

Total operating expenses	116,724	113,094

Operating income	72,113	73,265

OTHER INCOME (EXPENSE)
Interest and other income	2,487	2,624
Debt extinguishment gain	—	455
Interest expense	(34,896)	(36,533)

Total other income (expense)	(32,409)	(33,454)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	39,704	39,811
Gain on property dispositions	691	100
Income taxes	(475)	(86)
Equity in earnings of unconsolidated joint ventures	385	515

Income from continuing operations	40,305	40,340

Discontinued operations (including net gain on property dispositions of $221 and $5,131 for the three months ended September 30, 2010 and 2009, respectively)	701	10,404

Net income	41,006	50,744

Noncontrolling interest — consolidated joint ventures	89	(23)
Preferred unit distributions	(5,253)	(5,253)

Income available to common unitholders	$35,842	$45,468

Earnings per common unit
Basic:
Income from continuing operations	$0.30	$0.30
Income from discontinued operations	0.01	0.09

Income per common unit — basic	$0.31	$0.39

Diluted:
Income from continuing operations	$0.29	$0.30
Income from discontinued operations	0.01	0.09

Income per common unit — diluted	$0.30	$0.39

Distributions per common unit	$0.475	$0.475

Weighted average number of common units outstanding
Basic	117,020	115,368
Diluted	117,716	115,943

Net income allocated to general partners	$34,644	$43,903
Net income allocated to limited partners	6,451	6,818
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2010	September 30, 2009
OPERATING REVENUE
Rental	$391,574	$386,138
Operating expense reimbursement	170,250	167,796

Total operating revenue	561,824	553,934

OPERATING EXPENSE
Rental property	113,093	108,968
Real estate taxes	67,512	66,279
General and administrative	40,074	38,453
Depreciation and amortization	129,845	127,478

Total operating expenses	350,524	341,178

Operating income	211,300	212,756

OTHER INCOME (EXPENSE)
Interest and other income	7,956	8,227
Debt extinguishment gain	—	1,547
Interest expense	(112,468)	(110,898)

Total other income (expense)	(104,512)	(101,124)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	106,788	111,632
Gain (loss) on property dispositions	3,701	(2,244)
Income taxes	(1,430)	(430)
Equity in earnings of unconsolidated joint ventures	1,562	2,124

Income from continuing operations	110,621	111,082

Discontinued operations (including net gain on property dispositions of $5,491 and $9,000 for the nine months ended September 30, 2010 and 2009, respectively)	6,221	16,716

Net income	116,842	127,798

Noncontrolling interest — consolidated joint ventures	(47)	397
Preferred unit distributions	(15,759)	(15,759)

Income available to common unitholders	$101,036	$112,436

Earnings per common unit
Basic:
Income from continuing operations	$0.82	$0.87
Income from discontinued operations	0.05	0.15

Income per common unit — basic	$0.87	$1.02

Diluted:
Income from continuing operations	$0.81	$0.87
Income from discontinued operations	0.05	0.15

Income per common unit — diluted	$0.86	$1.02

Distributions per common unit	$1.425	$1.425

Weighted average number of common units outstanding
Basic	116,657	110,007
Diluted	117,337	110,459

Net income allocated to general partners	$97,640	$108,463
Net income allocated to limited partners	19,155	19,732
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(UNAUDITED AND IN THOUSANDS)

		Limited	Limited
		Partners’	Partners’	Noncontrolling
	General	Equity –	Equity –	Interest –	Total
	Partner’s	Common	Preferred	Consolidated	Owners’
	Equity	Units	Units	Joint Ventures	Equity

Balance at January 1, 2010	$2,122,295	$72,294	$287,959	$621	$2,483,169

Contributions from partners	32,119	—	—	—	32,119

Distributions to partners	(161,586)	(5,764)	(15,759)	—	(183,109)
Foreign currency translation adjustment	(1,975)	(70)	—	—	(2,045)
Net income	97,640	3,396	15,759	47	116,842

Redemption of limited partners common units for common shares	1,227	(1,227)	—	—	—

Balance at September 30, 2010	$2,089,720	$68,629	$287,959	$668	$2,446,976

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
OPERATING ACTIVITIES	September 30, 2010	September 30, 2009
Net income	$116,842	$127,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,158	129,745
Amortization of deferred financing costs	4,735	3,685
Debt extinguishment gain	—	(1,547)
Equity in earnings of unconsolidated joint ventures	(1,562)	(2,124)
Distributions from unconsolidated joint ventures	517	663
Gain on property dispositions	(9,192)	(6,757)
Noncash compensation	10,011	11,027
Changes in operating assets and liabilities:
Restricted cash	744	6,635
Accounts receivable	(3,553)	5,427
Deferred rent receivable	(11,124)	(10,499)
Prepaid expenses and other assets	(18,431)	3,755
Accounts payable	11,669	15,264
Accrued interest	(5,336)	(8,680)
Other liabilities	(4,200)	(28,156)

Net cash provided by operating activities	221,278	246,236

INVESTING ACTIVITIES

Investment in properties	(90,982)	(42,017)
Investments in and advances to unconsolidated joint ventures	(1,426)	(4,021)
Distributions from unconsolidated joint ventures	4,774	18,549
Net proceeds from disposition of properties/land	23,990	141,752
Net proceeds from (advances on) grant receivable/escrow	20,609	(13,594)
Investment in development in progress	(9,265)	(74,850)
Investment in land held for development	(4,779)	(28,074)
Investment in deferred leasing costs	(23,414)	(18,339)

Net cash used in investing activities	(80,493)	(20,594)

FINANCING ACTIVITIES
Proceeds from unsecured notes	350,000	—
Repayments of unsecured notes	(169,739)	(288,725)
Proceeds from mortgage loans	743	317,379
Repayments of mortgage loans	(136,331)	(51,738)
Proceeds from credit facility	338,500	199,150
Repayments on credit facility	(478,500)	(319,150)
Increase in deferred financing costs	(9,217)	(4,651)
Capital contributions	22,123	293,324
Distributions to partners	(182,613)	(170,053)

Net cash used in financing activities	(265,034)	(24,464)

Net (decrease) increase in cash and cash equivalents	(124,249)	201,178
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(1,256)	2,430
Cash and cash equivalents at beginning of period	237,446	15,794

Cash and cash equivalents at end of period	$111,941	$219,402

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at September 30, 2010. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
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

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$40,394			$40,317
Less: Preferred unit distributions	(5,253)			(5,253)

Basic income from continuing operations
Income from continuing operations available to common unitholders	35,141	117,020	$0.30	35,064	115,368	$0.30

Dilutive units for long-term compensation plans	—	696		—	575

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	35,141	117,716	$0.29	35,064	115,943	$0.30

Basic income from discontinued operations
Discontinued operations	701	117,020	$0.01	10,404	115,368	$0.09

Dilutive units for long-term compensation plans	—	696		—	575

Diluted income from discontinued operations
Discontinued operations	701	117,716	$0.01	10,404	115,943	$0.09

Basic income per common unit
Income available to common unitholders	35,842	117,020	$0.31	45,468	115,368	$0.39

Diluted units for long-term compensation plans	—	696		—	575

Diluted income per common unit
Income available to common unitholders and assumed conversions	$35,842	117,716	$0.30	$45,468	115,943	$0.39

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$110,574			$111,479
Less: Preferred unit distributions	(15,759)			(15,759)

Basic income from continuing operations
Income from continuing operations available to common unitholders	94,815	116,657	$0.82	95,720	110,007	$0.87

Dilutive units for long-term compensation plans	—	680		—	452

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	94,815	117,337	$0.81	95,720	110,459	$0.87

Basic income from discontinued operations
Discontinued operations	6,221	116,657	$0.05	16,716	110,007	$0.15

Dilutive units for long-term compensation plans	—	680		—	452

Diluted income from discontinued operations
Discontinued operations	6,221	117,337	$0.05	16,716	110,459	$0.15

Basic income per common unit
Income available to common unitholders	101,036	116,657	$0.87	112,436	110,007	$1.02

Diluted units for long-term compensation plans	—	680		—	452

Diluted income per common unit
Income available to common unitholders and assumed conversions	$101,036	117,337	$0.86	$112,436	110,459	$1.02

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2010 were 2,239,000 and 1,433,000, respectively, as compared to 2,454,000 and 2,661,000, respectively, for the same periods in 2009.
During the three and nine months ended September 30, 2010, 14,000 and 141,000 common shares, respectively, were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units and limited partners’ equity-common units. Other comprehensive income for the three months ended September 30, 2010 was $3.7 million and for the nine months ended September 30, 2010 was a loss of $2.0 million, as compared to other comprehensive loss of $2.4 million and income of $7.0 million, respectively, for the same periods in 2009. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity – common units.
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

The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$45,637	$26,460	$8,165	$19,539	$33,067	$47,674	$7,214	$1,081	$188,837
Rental property expenses and real estate taxes	14,602	6,588	3,364	7,741	10,368	16,333	1,680	236	60,912

Property level operating income	$31,035	$19,872	$4,801	$11,798	$22,699	$31,341	$5,534	$845	127,925

Interest and other income									2,487
Interest expense									(34,896)
General and administrative									(12,634)
Depreciation and amortization									(43,178)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									39,704
Gain on property dispositions									691
Income taxes									(475)
Equity in earnings of unconsolidated joint ventures									385
Discontinued operations									701

Net income									$41,006

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Northeast
		Lehigh/					Phila-
	Southeastern	Central					delphia/	United
	PA	PA	New Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$45,104	$25,082	$7,491	$20,898	$34,419	$46,842	$5,437	$1,086	$186,359
Rental property expenses and real estate taxes	14,291	5,425	3,194	8,394	10,016	15,890	1,382	217	58,809

Property level operating income	$30,813	$19,657	$4,297	$12,504	$24,403	$30,952	$4,055	$869	127,550

Interest and other income									2,624
Debt extinguishment gain									455
Interest expense									(36,533)
General and administrative									(11,246)
Depreciation and amortization									(43,039)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									39,811
Gain on property dispositions									100
Income taxes									(86)
Equity in earnings of unconsolidated joint ventures									515
Discontinued operations									10,404

Net income									$50,744

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Northeast
		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$136,052	$76,709	$24,002	$58,414	$101,587	$140,492	$21,442	$3,126	$561,824
Rental property expenses and real estate taxes	44,256	19,822	9,623	22,768	30,837	48,028	4,584	687	180,605

Property level operating income	$91,796	$56,887	$14,379	$35,646	$70,750	$92,464	$16,858	$2,439	381,219

Interest and other income									7,956
Interest expense									(112,468)
General and administrative									(40,074)
Depreciation and amortization									(129,845)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									106,788
Gain on property dispositions									3,701
Income taxes									(1,430)
Equity in earnings of unconsolidated joint ventures									1,562
Discontinued operations									6,221

Net income									$116,842

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Lehigh/					Phila-
	Southeastern	Central	New				delphia/	United
	PA	PA	Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom	Total
Operating revenue	$136,961	$74,549	$22,836	$62,286	$100,957	$137,803	$15,220	$3,322	$553,934
Rental property expenses and real estate taxes	43,810	19,315	9,122	23,615	29,902	45,021	3,755	707	175,247

Property level operating income	$93,151	$55,234	$13,714	$38,671	$71,055	$92,782	$11,465	$2,615	378,687

Interest and other income									8,227
Debt extinguishment gain									1,547
Interest expense									(110,898)
General and administrative									(38,453)
Depreciation and amortization									(127,478)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									111,632
Loss on property dispositions									(2,244)
Income taxes									(430)
Equity in earnings of unconsolidated joint ventures									2,124
Discontinued operations									16,716

Net income									$127,798

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2010 were $3.2 million and $17.5 million, respectively, as compared to $61.0 million and $130.5 million, respectively, for the same periods in 2009.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$738	$7,639	$2,355	$17,955
Operating expenses	(111)	(1,143)	(929)	(4,828)
Interest expense	(78)	(556)	(322)	(2,474)
Depreciation and amortization	(69)	(667)	(374)	(2,937)

Income before property dispositions	$480	$5,273	$730	$7,716

One property totaling 100,000 square feet in the Company’s Northeast segment, one property totaling 27,000 square feet in the Company’s Midwest segment, and one property totaling 50,000 square feet in the Company’s South segment are considered to be held for sale as of September 30, 2010. Two held for sale properties were sold subsequent to September 30, 2010 for proceeds of $2.7 million.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three and nine months ended September 30, 2010, the Company recognized impairment charges of $782,000 and $1.2 million, respectively. For the three months ended September 20, 2010, $443,000 in impairment related to a property in the Midwest segment, $201,000 related to a property in the South segment and $138,000 related to a portfolio of properties in the Philadelphia/D.C. segment. During the three and nine months ended September 30, 2009, the Company recognized impairment charges of $4.8 million and $9.3 million, respectively. For the three months ended September 30, 2009, $4.3 million in impairment related to a property in the Mid-Atlantic segment, $185,000 related to a property in the South segment and $300,000 related to a property in the Philadelphia/D.C. segment. For the nine months ended September 30, 2009, $1.1 million in impairment related to a property in the Northeast segment, $113,000 related to a parcel of land in the Northeast segment, $822,000 related to properties in the Midwest segment, $4.4 million related to properties in the Mid-Atlantic segment, $185,000 related to a property in the South segment and $2.7 million related to a property in the Philadelphia/D.C. segment.
For the three months ended September 30, 2010, $443,000 in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations and $339,000 was included in gain on property dispositions in the Company’s statement of operations. For the nine months ended September 30, 2010, $443,000 in impairment was included in discontinued operations in the Company’s statement of operations and $739,000 was included in gain (loss) on property dispositions in the Company’s statement of operations. For the three months ended September 30, 2009, $4.5 million in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations and $300,000 was included in gain on property dispositions in the Company’s statement of operations. For the nine months ended September 30, 2009, $6.0 million in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations and $3.3 million was included in gain (loss) on property dispositions in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at September 30, 2010.

Note 4: Limited partners’ equity
Common units
General and limited partners’ equity – common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. The common units outstanding as of September 30, 2010 have the same economic characteristics as common shares of the Trust. The 3,943,224 outstanding common units are the limited partners’ equity — common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 3,943,224 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,943,224 outstanding common units at September 30, 2010 based on the closing price of the common shares of the Company at September 30, 2010 was $125.8 million.
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
Note 5: Indebtedness
Mortgage Loans
In April 2010, the Company used available cash and proceeds from its unsecured credit facility to repay $119.3 million principal value of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%. The mortgages encumbered certain of the Company’s operating properties with a net book value of $216.8 million. The Company incurred a $1.2 million prepayment penalty and wrote off $936,000 in deferred financing costs in conjunction with the prepayment of these loans. These costs are included as interest expense in the accompanying statements of operations.
Senior Notes
In August 2010, the Company used proceeds from its unsecured credit facility to repay $169.7 million principal value of 8.5% senior notes.
In September 2010, the Company issued $350 million of ten-year, 4.75% senior unsecured notes. The net proceeds from this issuance were used to repay borrowings under the Company’s unsecured credit facility and for general corporate purposes.
Credit Facility
In August 2010, The Company replaced its existing $600 million credit facility which was due in January 2011 with a new credit facility. The new facility is for $500 million. It matures in November 2013. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 230 basis points.

Note 6: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $179.5 million and $33.5 million at September 30, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.
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
Note 8: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

Non-cash activity	2010	2009
Write-off of fully depreciated property and deferred costs	$31,610	$56,171

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
As of September 30, 2010, the Company owned and operated 348 industrial and 292 office properties (the “Wholly Owned Properties in Operation”) totaling 65.3 million square feet. In addition, as of September 30, 2010, the Company owned 1,338 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2010, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 50 office properties totaling 14.4 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 627 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. Continued weakness in the economy has had a negative impact on the Company’s business. Continued general constraints in the economy, as well as persistent high levels of unemployment, present challenges relating to the pricing of commercial real estate and demand for the Company’s properties.
Consistent with the current reduced level of economic growth in the United States, rental demand for the Properties in Operation remained weak for the three months ended September 30, 2010 even though improved when compared to the three months ended September 30, 2009. As of September 30, 2010, the Company attained occupancy of 90.2% for the Wholly Owned Properties in Operation and 83.5% for the JV Properties in Operation for a combined occupancy of 89.0% for the Properties in Operation. At December 31, 2009, occupancy for the Wholly Owned Properties in Operation was 89.5% and for the JV Properties in Operation was 87.7% for a combined occupancy for the Properties in Operation of 89.2%.
GUIDANCE
The Company’s guidance for the balance of 2010 and 2011 is based on assumptions about the economy and real estate market fundamentals. The Company believes that average occupancy for its Properties in Operation will be flat or will increase by 2% for 2011 compared to 2010. The Company believes the increase in occupancy will be in the industrial properties and this increase will be partially offset by decreases in flex and office occupancy. Furthermore, the Company believes that straight line rents on renewal and replacement leases for the balance of 2010 will on average be 10% to 15% lower than rents on expiring leases and for 2011 will on average be 7% to 12% lower than rents on expiring leases.
The Company’s guidance for its 2010 and 2011 capital activity is as follows:

Category	2010 Guidance	2010 Revised Guidance	2011 Guidance
Wholly Owned Acquisitions	$25 - $75 million	$50 million	$25 - $75 million
Wholly Owned Dispositions	$75 - $125 million	$30 million	$50 - $100 million
Wholly Owned Development Deliveries	$75 - $100 million	$80 million	$—
Joint Venture Acquisitions	$—	$—	$0 - $100 million
Joint Venture Dispositions	$—	$—	$—
Joint Venture Development Deliveries	$125 - $175 million	$160 million	$—

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three and nine months ended September 30, 2010, the Company acquired three properties representing 941,000 square feet for a Total Investment, as defined below, of $38.4 million.
Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended September 30, 2010, the Company realized proceeds of $3.9 million from the sale of one operating property representing 220,000 square feet and five acres of land. During the nine months ended September 30, 2010, the Company realized proceeds of $20.5 million from the sale of five operating properties representing 370,000 square feet and 17 acres of land.
Development
During the three months ended September 30, 2010, the Company brought into service one Wholly Owned Property under Development representing 75,000 square feet and a Total Investment of $10.5 million, and did not initiate any development. During the nine months ended September 30, 2010, the Company brought into service three Wholly Owned Properties under Development representing 381,000 square feet and a Total Investment of $81.0 million, and did not initiate any development. As of September 30, 2010, the Company has no Wholly Owned Properties under Development. The Company continues to pursue development opportunities. Given current market conditions, new development for the balance of 2010 and 2011 will generally be build to suit or substantially pre-leased developments. Speculative development will be less likely and will need to be supported by strong local market conditions.
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
Acquisitions
During the three and nine months ended September 30, 2010, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
Dispositions
During the three and nine months ended September 30, 2010, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties.
Development
During the three months ended September 30, 2010, an unconsolidated joint venture in which the Company held an interest brought one JV Property under Development into service representing 176,000 square feet and a Total Investment of $134.0 million. During the nine months ended September 30, 2010, unconsolidated joint ventures in which the Company held an interest brought two JV Properties under Development into service representing 640,000 square feet and a Total Investment of $159.0 million. As of September 30, 2010, the Company has no JV Properties under Development.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of September 30, 2010 and 2009 was as follows (square feet in thousands):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.40	$4.37	32,293	30,961	91.0%	88.8%
Industrial-Flex	$9.20	$9.08	11,234	11,403	87.2%	89.2%
Office	$14.20	$14.40	21,808	21,427	90.5%	90.5%

	$8.48	$8.62	65,335	63,791	90.2%	89.4%

Joint Venture Properties in Operation:
Industrial-Distribution	$3.83	$4.28	9,505	8,816	81.1%	87.7%
Industrial-Flex	$23.17	$24.41	171	171	82.0%	93.6%
Office	$23.84	$24.72	4,746	4,575	88.3%	90.8%

	$11.01	$11.60	14,422	13,562	83.5%	88.8%

Properties in Operation:
Industrial-Distribution	$4.28	$4.35	41,798	39,777	88.8%	88.5%
Industrial-Flex	$9.40	$9.32	11,405	11,574	87.1%	89.2%
Office	$15.89	$16.22	26,554	26,002	90.1%	90.6%

	$8.91	$9.14	79,757	77,353	89.0%	89.3%

Geographic segment data for the three months ended September 30, 2010 and 2009 are included in Note 2 to the Company’s financial statements
Forward-Looking Statements
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended September 30, 2010, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2010 with the results of operations of the Company for the three and nine months ended September 30, 2009. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2010 and 2009, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2010 to Three and Nine Months Ended September 30, 2009
Overview
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2010 increased to $5,248.2 million from $5,041.9 million for the three months ended September 30, 2009. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses and depreciation and amortization expense. For the nine months ended September 30, 2010, the Company’s average gross investment in operating real estate owned increased to $5,175.4 million from $4,973.6 million for the nine months ended September 30, 2009. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $188.8 million for the three months ended September 30, 2010 from $186.4 million for the three months ended September 30, 2009. The $2.4 million increase was primarily due to the increase in investment in operating real estate. Total operating revenue increased to $561.8 million for the nine months ended September 30, 2010 from $553.9 million for the nine months ended September 30, 2009. The $7.9 million increase was primarily due to the increase in investment in operating real estate and an increase in “Termination Fees,” which totaled $4.8 million for the nine months ended September 30, 2010 as compared to $2.7 million for the same period in 2009. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations.

Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of property level operating income by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended		Percentage		Nine Months Ended		Percentage
	September 30,		Increase		September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
Northeast
– Southeastern PA	$31,035	$30,813	0.7%		$91,796	$93,151	(1.5%)
– Lehigh/Central PA	19,872	19,657	1.1%		56,887	55,234	3.0%
– New Jersey	4,801	4,297	11.7	%(1)	14,379	13,714	4.8%
Midwest	11,798	12,504	(5.6	%)(2)	35,646	38,671	(7.8	%)(2)
Mid-Atlantic	22,699	24,403	(7.0	%)(3)	70,750	71,055	(0.4%)
South	31,341	30,952	1.3%		92,464	92,782	(0.3%)

Philadelphia	5,534	4,055	36.5	%(4)	16,858	11,465	47.0	%(1)
United Kingdom	845	869	(2.8%)		2,439	2,615	(6.7%)

Total property level operating income	$127,925	$127,550	0.3%		$381,219	$378,687	0.7%

(1)	The change was primarily due to an increase in average gross investment in operating real estate, occupancy and rental rates in 2010.

(2)	The change was primarily due to a decrease in occupancy. This decrease was partially offset by an increase in average gross investment in operating real estate and an increase in rental rates in 2010.

(3)	The change was primarily due to a decrease in rental rates. This decrease was partially offset by an increase in average gross investment in operating real estate and an increase in occupancy in 2010.

(4)	The change was primarily due to an increase in average gross investment in operating real estate and rental rates in 2010.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $119.7 million for the three months ended September 30, 2010 from $124.4 million for the three months ended September 30, 2009, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $117.9 million for the three months ended September 30, 2010 from $120.4 million for the three months ended September 30, 2009 on a cash basis. These decreases of 3.8% and 2.1%, respectively, are primarily due to a decrease in occupancy in the Company’s office and flex portfolios, and also due to reductions in rents.
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $358.0 million for the nine months ended September 30, 2010 from $371.1 million for the nine months ended September 30, 2009, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $352.3 million for the nine months ended September 30, 2010 from $359.6 million for the nine months ended September 30, 2009 on a cash basis. These decreases of 3.5% and 2.0%, respectively, are primarily due to a decrease in occupancy in the Company’s office and flex portfolios.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 620 properties totaling approximately 61.1 million square feet owned on January 1, 2009, excluding properties sold through September 30, 2010.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2010 and 2009. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Same Store:
Rental revenue	$123,017	$125,958	$367,619	$378,167
Operating expenses:
Rental property expense	36,999	35,615	110,687	109,724
Real estate taxes	21,323	21,496	63,606	63,218
Operating expense recovery	(55,036)	(55,595)	(164,648)	(165,912)

Unrecovered operating expenses	3,286	1,516	9,645	7,030

Property level operating income	119,731	124,442	357,974	371,137
Less straight line rent	1,841	4,035	5,655	11,533

Cash basis property level operating income	$117,890	$120,407	$352,319	$359,604

Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$117,890	$120,407	$352,319	$359,604
Straight line rent	1,841	4,035	5,655	11,533

Property level operating income	119,731	124,442	357,974	371,137
Property level operating income — properties purchased or developed subsequent to January 1, 2009	6,625	1,596	18,408	5,060
Less: Property level operating income – properties held for sale at September 30, 2010	(18)	(86)	23	(233)
Termination fees	1,587	1,598	4,814	2,723
General and administrative expense	(12,634)	(11,246)	(40,074)	(38,453)
Depreciation and amortization expense	(43,178)	(43,039)	(129,845)	(127,478)
Other income (expense)	(32,409)	(33,454)	(104,512)	(101,124)
Gain (loss) on property dispositions	691	100	3,701	(2,244)
Income taxes	(475)	(86)	(1,430)	(430)
Equity in earnings of unconsolidated joint ventures	385	515	1,562	2,124
Discontinued operations (1)	701	10,404	6,221	16,716

Net income	$41,006	$50,744	$116,842	$127,798

(1)
Includes Termination Fees of $399,000 for the three and nine months ended September 30, 2010, $4.6 million for the three months ended September 30, 2009, and $4.8 million for the nine months ended September 30, 2009.

General and Administrative
General and administrative expenses increased to $12.6 million for the three months ended September 30, 2010 compared to $11.2 million for the three months ended September 30, 2009 and increased to $40.1 million for the nine months ended September 30, 2010 compared to $38.5 million for the nine months ended September 30, 2009. The increase for the three month period was primarily due to a decrease in costs capitalized related to development activity as well as increases in compensation costs. The increase for the nine month period was primarily due to a decrease in costs capitalized related to development activity. The increase for the nine month periods was partially offset by a decrease in expenses associated with the Company’s Long Term Incentive Compensation Plan.
Depreciation and Amortization
Depreciation and amortization increased to $43.2 million for the three months ended September 30, 2010 from $43.0 million for the three months ended September 30, 2009 and $129.8 million for the nine months ended September 30, 2010 from $127.5 million for the nine months ended September 30, 2009. These increases were primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense decreased to $34.9 million for the three months ended September 30, 2010 from $36.5 million for the three months ended September 30, 2009. The decrease was primarily due to the decrease in the average debt outstanding to $2,303.2 million for the three months ended September 30, 2010 from $2,451.9 million for the three months ended September 30, 2009. The weighted average interest rate remained relatively unchanged at 6.1% for both periods. The decrease was partially offset by a decrease in interest capitalized due to a decrease in development activity. Interest expense increased to $112.5 million for the nine months ended September 30, 2010 from $110.9 million for the nine months ended September 30, 2009. This increase was primarily related to the prepayment of $119.3 million of mortgage loans in April 2010. The Company incurred a $1.2 million prepayment penalty and wrote off $936,000 in deferred financing costs in conjunction with the prepayment of these loans. The increase was also related to a decrease in interest capitalized due to a decrease in development activity. The effect of the loan prepayment and the decrease in interest capitalized was partially offset by a decrease in interest expense associated with the decrease in the average debt outstanding to $2,353.5 million for the nine months ended September 30, 2010 from $2,515.5 million for the nine months ended September 30, 2009. The weighted average interest rate remained unchanged at 6.2% for both periods.
Interest expense allocated to discontinued operations for the three months ended September 30, 2010 and 2009 was $78,000 and $556,000, respectively, and for the nine months ended September 30, 2010 and 2009 was $322,000 and $2.5 million, respectively. These decreases were due to the decrease in the level of dispositions in 2010 compared to 2009.
Other
Gain (loss) on property dispositions increased to $691,000 for the three months ended September 30, 2010 from $100,000 for the three months ended September 30, 2009 and to a gain of $3.7 million for the nine months ended September 30, 2010 from a loss of $2.2 million for the nine months ended September 30, 2009. These increases were primarily due to impairments recognized on certain of the Company’s properties in 2009 in connection with sales activities.
During the three months ended September 30, 2009, the Company purchased $3.5 million principal amount of its 6.625% October 2017 senior unsecured notes. These notes were purchased at a $0.5 million discount. During the nine months ended September 30, 2009, the Company purchased $6.9 million principal amount of its 8.50% August 2010 senior unsecured notes, $3.5 million principal amount of its 7.25% March 2011 senior unsecured notes, $4.9 million principal amount of its 6.375% August 2012 senior unsecured notes and $3.5 million principal amount of its 6.625% October 2017 senior unsecured notes. These notes were purchased at a $1.5 million aggregate discount. These discounts are included as a debt extinguishment gain in the Company’s statements of operations. There were no similar transactions during the three and nine months ended September 30, 2010.
Income from discontinued operations decreased to $701,000 for the three months ended September 30, 2010 from $10.4 million for the three months ended September 30, 2009 and decreased to $6.2 million for the nine months ended September 30, 2010 from $16.7 million for the nine months ended September 30, 2009. The decrease for the three month periods was due to a decrease in gains recognized on sales which were $221,000 for the three months ended September 30, 2010 and $5.1 million for the three months ended September 30, 2009, as well as termination fees included in discontinued operations, which were $399,000 for the three months ended September 30, 2010 compared to $4.6 million for the three months ended September 30, 2009. The increase for the nine month periods was due to an increase in gains recognized on sales which were $5.5 million for the nine months ended September 30, 2010 compared to $9.0 million for the nine months ended September 30, 2009, as well as termination fees included in discontinued operations, which were $399,000 for the nine months ended September 30, 2010 compared to $4.8 million for the nine months ended September 30, 2009.
As a result of the foregoing, the Company’s net income decreased to $41.0 million for the three months ended September 30, 2010 from $50.7 million for the three months ended September 30, 2009 and decreased to $116.8 million for the nine months ended September 30, 2010 from $127.8 million for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Overview
The Company has historically accessed capital primarily from the public unsecured debt markets and the equity markets. The Company believes that, after a recent period of uncertainty in the global credit markets, its traditional access to capital through the unsecured debt market and equity markets is currently available. Additionally, the Company’s sources of capital include proceeds from the disposition of properties, equity contributions from joint venture partners and net cash provided by operating activities. The Company also expects to incur variable rate debt, including borrowings under the Company’s credit facility, from time to time.
During the three months ended September 30, 2010, the Company replaced its existing $600 million credit facility which was due in January 2011 with a new credit facility. The new facility is for $500 million. It matures in November 2013. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 230 basis points.

Activity
As of September 30, 2010, the Company had cash and cash equivalents of $153.1 million, including $41.2 million in restricted cash.
Net cash flow provided by operating activities decreased to $221.3 million for the nine months ended September 30, 2010 from $246.2 million for the nine months ended September 30, 2009. This $24.9 million decrease was primarily due to a decrease in operating results and fluctuations in operating assets and liabilities during the respective periods. The decrease in operating results is due to a decrease in same store performance which is primarily attributable to the decrease in occupancy, primarily in the office and flex portfolios, and also due to reductions in rents. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. To date during 2010 the performance of the Company’s business is generally consistent with its expectations. The Company anticipates relatively flat occupancy for the remainder of 2010. The Company anticipates that average occupancy for its industrial portfolio will increase by 1% to 3% for 2011 compared to 2010 and anticipates that average occupancy for its office and flex portfolios will decrease by 0% to 2% for 2011 compared to 2010. Currently the amount the Company distributes as dividends to its shareholders exceeds the net cash provided by its operating activities less costs associated with lease transactions. The Company believes that the anticipated increases in occupancy through the end of 2011 should provide for sufficient net cash flow to cover the dividend. However, should this increased occupancy not occur or our operating results are otherwise adversely affected, the Company might revisit its current dividend policy.
Net cash used in investing activities was $80.5 million for the nine months ended September 30, 2010 compared to $20.6 million for the nine months ended September 30, 2009. This $59.9 million increase primarily resulted from a decrease in net proceeds from the disposition of properties and land and an increase in investment in properties. Offsetting these items was a reduction in expenditures for development in progress and land held for development.
Net cash used in financing activities was $265.0 million for the nine months ended September 30, 2010 compared to $24.5 million for the nine months ended September 30, 2009. This $240.5 million increase was primarily due to the net proceeds received in 2009 from the issuance of shares pursuant to the Company’s continuous equity offering program. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended September 30, 2010, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is LIBOR plus 230 basis points.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At September 30, 2010, the Company had not drawn any of a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2010 the Company’s debt to gross assets ratio was 38.4% and for the nine months ended September 30, 2010 the fixed charge coverage ratio was 2.7x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.

As of September 30, 2010, $338.4 million in mortgage loans and $2,023.1 million in unsecured notes were outstanding with a weighted average interest rate of 6.01%. The interest rates on $2,318.2 million of mortgage loans and unsecured notes are fixed and range from 4.75% to 8.75%. For $43.4 million of mortgage loans, the interest rate floats at a spread to LIBOR. The interest rate on these loans at September 30, 2010 was 5.10%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.2 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of September 30, 2010 are as follows (in thousands, except percentages):

	MORTGAGES						WEIGHTED
	PRINCIPAL	PRINCIPAL		UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES		NOTES	FACILITY	TOTAL	INTEREST RATE
2010 (3 months)	$1,439	$—		$—	$—	$1,439	6.43%
2011	5,974	3,314		246,500	—	255,788	7.23%
2012	4,632	72,433	(1)	230,100	—	307,165	6.28%
2013	4,056	4,510		—	—	8,566	5.79%
2014	4,413	2,684		200,000	—	207,097	5.67%
2015	3,932	44,469		300,000	—	348,401	5.25%
2016	2,461	182,318		300,000	—	484,779	6.11%
2017	1,770	—		296,543	—	298,313	6.62%
2018	—	—		100,000	—	100,000	7.50%
2019 & thereafter	—	—		350,000	—	350,000	4.75%

	$28,677	$309,728		$2,023,143	$—	$2,361,548	6.01%

(1)	There are two one – year extensions for $42,310 of mortgages.
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

The expiring square feet and annual net rent by year for the Properties in Operation as of September 30, 2010 are as follows (in thousands except number of tenants and % of Annual Rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number			% of	Number			% of	Number			% of	Number			% of
	of	Square		Annual	of	Square		Annual	of	Square		Annual	of	Square		Annual
	Tenants	Feet	Annual Rent	Rent	Tenants	Feet	Annual Rent	Rent	Tenants	Feet	Annual Rent	Rent	Tenants	Feet	Annual Rent	Rent

Wholly Owned Properties in Operation:
2010	14	422	$1,754	1.2%	33	351	$3,005	3.0%	85	534	$6,020	1.9%	132	1,307	$10,779	1.9%
2011	56	2,144	9,666	6.4%	126	1,268	10,628	10.7%	259	1,719	22,435	6.9%	441	5,131	42,729	7.5%
2012	57	4,004	17,624	11.8%	133	1,778	16,703	16.9%	266	2,519	41,705	12.9%	456	8,301	76,032	13.3%
2013	46	3,983	17,815	11.9%	105	1,626	15,716	15.8%	208	2,308	37,168	11.5%	359	7,917	70,699	12.3%
2014	37	2,805	14,124	9.4%	69	930	9,753	9.8%	152	3,005	46,103	14.2%	258	6,740	69,980	12.2%
2015	35	4,799	21,146	14.1%	68	1,077	10,974	11.1%	157	2,769	39,622	12.2%	260	8,645	71,742	12.5%
2016	19	2,563	12,216	8.2%	33	878	9,287	9.4%	66	1,763	31,410	9.7%	118	5,204	52,913	9.2%
2017	18	2,300	11,712	7.8%	28	763	8,416	8.5%	33	679	11,714	3.6%	79	3,742	31,842	5.6%
2018	14	1,741	11,068	7.4%	12	348	2,981	3.0%	27	967	18,449	5.7%	53	3,056	32,498	5.7%
2019	10	1,323	7,745	5.2%	4	247	3,248	3.3%	28	1,498	30,434	9.4%	42	3,068	41,427	7.2%
Thereafter	16	3,317	24,772	16.6%	15	529	8,455	8.5%	49	1,969	38,823	12.0%	80	5,815	72,050	12.6%

Total	322	29,401	$149,642	100.0%	626	9,795	$99,166	100.0%	1,330	19,730	$323,883	100.0%	2,278	58,926	$572,691	100.0%

Joint Venture Properties in Operation:
2010	1	118	$548	1.6%	—	—	$—	0.0%	26	124	$2,482	2.0%	27	242	$3,030	1.9%
2011	11	813	2,394	6.9%	1	11	296	7.8%	39	472	12,250	10.0%	51	1,296	14,940	9.3%
2012	8	469	1,743	5.0%	5	68	1,805	47.4%	19	220	5,270	4.3%	32	757	8,818	5.4%
2013	7	936	3,616	10.4%	—	—	—	0.0%	13	151	3,772	3.1%	20	1,087	7,388	4.6%
2014	8	1,190	5,489	15.7%	2	25	709	18.5%	22	409	10,884	8.9%	32	1,624	17,082	10.6%
2015	5	741	3,326	9.5%	—	—	—	0.0%	23	238	5,358	4.4%	28	979	8,684	5.4%
2016	7	553	3,115	8.9%	1	36	1,002	26.3%	19	521	12,975	10.6%	27	1,110	17,092	10.6%
2017	8	1,247	5,547	15.9%	—	—	—	0.0%	6	206	4,992	4.1%	14	1,453	10,539	6.5%
2018	5	726	3,964	11.4%	—	—	—	0.0%	14	65	2,127	1.7%	19	791	6,091	3.8%
2019	1	500	3,151	9.0%	—	—	—	0.0%	16	218	6,458	5.3%	17	718	9,609	6.0%
Thereafter	3	420	2,003	5.7%	—	—	—	0.0%	19	1,566	55,908	45.6%	22	1,986	57,911	35.9%

Total	64	7,713	$34,896	100.0%	9	140	$3,812	100.0%	216	4,190	$122,476	100.0%	289	12,043	$161,184	100.0%

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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Reconciliation of net income to FFO — basic

Net Income available to common shareholders	$34,644	$43,903	$97,640	$108,463

Basic — Income available to common shareholders	34,644	43,903	97,640	108,463

Basic — income available to common shareholders per weighted average share	$0.31	$0.39	$0.87	$1.02

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,799	3,991	11,253	12,113
Depreciation and amortization	42,523	43,041	128,243	128,427
Gain on property dispositions	(626)	(9,442)	(6,036)	(14,817)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,531)	(1,293)	(4,485)	(4,497)

Funds from operations available to common shareholders – basic	$78,809	$80,200	$226,615	$229,689

Basic Funds from operations available to common shareholders per weighted average share	$0.70	$0.72	$2.01	$2.17

Reconciliation of net income to FFO — diluted:

Net Income available to common shareholders	$34,644	$43,903	$97,640	$108,463

Diluted — income available to common shareholders	34,644	43,903	97,640	108,463
Diluted — income available to common shareholders per weighted average share	$0.30	$0.39	$0.86	$1.02

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,799	3,991	11,253	12,113
Depreciation and amortization	42,523	43,041	128,243	128,427
Gain on property dispositions	(626)	(9,442)	(6,036)	(14,817)
Noncontrolling interest less preferred share distributions	1,198	1,565	3,396	3,974

Funds from operations available to common shareholders — diluted	$81,538	$83,058	$234,496	$238,160

Diluted Funds from operations available to common shareholders per weighted average share	$0.69	$0.72	$2.00	$2.16
Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	113,077	111,351	112,708	105,989
Dilutive shares for long term compensation plans	696	575	680	452

Diluted shares for net income calculations	113,773	111,926	113,388	106,441
Weighted average common units	3,943	4,017	3,949	4,018

Diluted shares for Funds from operations calculations	117,716	115,943	117,337	110,459

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company has been substituted for Republic Property Trust, a Maryland real estate investment trust, and Republic Property Limited Partnership, a Delaware limited partnership, (together, “Republic”) as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007.
The litigation is described in the Company’s 2009 Annual Report on Form 10-K. On July 12, 2010, the Superior Court for the District of Columbia, in the matter of Steven A. Grigg v. Liberty Property Trust, granted the Company’s Motion for Summary Judgment in part and denied it in part. The result of the action was to dismiss Mr. Grigg’s claims that he was entitled to a severance payment under his employment agreement because (a) he had terminated his employment contract for “Good Reason” (as defined in the employment contract) or (b) the Company had terminated his employment “Without Cause.” However, the Court did find that a genuine issue of material fact exists as to Mr. Grigg’s claim as to a breach by the Company of its duty of good faith and fair dealing under the employment contract. Mr. Grigg has petitioned the court to reconsider its ruling. Other than as noted above, there were no material developments in this litigation during the three months ended September 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.

Item 6. Exhibits

10.1
Second Amended and Restated Credit Agreement, dated as of August 31, 2010, by and among Liberty Property Limited Partnership, Liberty Property Trust, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Bank, N.A., Citizens Bank, SunTrust Bank and PNC Bank, National Association as Documentation Agents, Citicorp North America, Inc., UBS Loan Finance LLC, The Bank of Nova Scotia, Capital One Bank and U.S. Bank National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Bookrunners and Joint Lead Arrangers, and the lenders a party thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on September 17, 2010.)

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 5, 2010
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 5, 2010
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP
BY: Liberty Property Trust General Partner

/s/ WILLIAM P. HANKOWSKY	November 5, 2010
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 5, 2010
George J. Alburger, Jr.	Date
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