Form 10-Q/A
period 2010-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2010-11-24
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
The Registrants are filing this Amendment No. 1 to Form 10-Q/A solely to include revised versions of Exhibits 10.18 and 10.19 hereto. These exhibits were filed with the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 solely to include certain schedules and exhibits that were omitted from the exhibits as originally filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and are now being refiled solely to alter the portions of these exhibits as to which confidential treatment is being requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
There are no changes to the financial or other information provided by the Registrants in the original filing of their Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and this amendment is not intended to update any other information presented in the Quarterly Report as originally filed. As required by Rule 12b-15 under the Exchange Act, the Registrants are also including in this amendment updated certifications of the principal executive and financial officers.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2010

Index	Page

PART II. OTHER INFORMATION	45

Item 6. Exhibits	46

Signatures for Liberty Property Trust	48

Signatures for Liberty Property Limited Partnership	49

Exhibit Index	50

Exhibit 10.18
Exhibit 10.19
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

PART II. OTHER INFORMATION

Item 6. Exhibits
Note to Exhibits: Exhibits 10.18 and 10.19 were filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and were refiled with this Quarterly Report on Form 10-Q solely to include certain schedules and exhibits that were omitted from the exhibits as originally filed. Confidential treatment has been granted by the Securities and Exchange Commission with respect to portions of these exhibits pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and the Registrants have submitted, and subsequently revised, an application for confidential treatment with respect to portions of the schedules and exhibits that were added to the exhibits as filed with the Quarterly Report on Form 10-Q. These exhibits are being refiled in this Amendment No. 1 to Form 10-Q to conform with the revised application.

10.18 +	Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007.

10.19 +	Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007.

12.1**	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

101.INS*	XBRL Instance Document (furnished herewith).

101.SCH*	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB*	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

*	Filed herewith.

**	Previously filed.

+	The Registrants have submitted an application for confidential treatment with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 24, 2010
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 24, 2010
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	November 24, 2010
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 24, 2010
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Note to Exhibits: Exhibits 10.18 and 10.19 were filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and were refiled with this Quarterly Report on Form 10-Q solely to include certain schedules and exhibits that were omitted from the exhibits as originally filed. Confidential treatment has been granted by the Securities and Exchange Commission with respect to portions of these exhibits pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and the Registrants have submitted, and subsequently revised, an application for confidential treatment with respect to portions of the schedules and exhibits that were added to the exhibits as filed with the Quarterly Report on Form 10-Q. These exhibits are being refiled in this Amendment No. 1 to Form 10-Q to conform with the revised application.

EXHIBIT NO.	DESCRIPTION

10.18 +*	Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007.

10.19 +*	Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007.

12.1**	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

101.INS*	XBRL Instance Document (furnished herewith).

101.SCH*	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB*	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

*	Filed herewith.

**	Previously filed.

+	The Registrants have submitted an application for confidential treatment with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.