Form 10-K
period 2010-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2011-02-25
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $3.3 billion, based upon the closing price of $28.85 on the New York Stock Exchange composite tape on June 30, 2010. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an “affiliate” for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 22, 2011: 114,568,965
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2011 are incorporated by reference into Part III of this Form 10-K.

INDEX

Page
Part I

Item 1. Business	4

Item 1A. Risk Factors	8

Item 1B. Unresolved Staff Comments	16

Item 2. Properties	16

Item 3. Legal Proceedings	19

Item 4. [Removed and Reserved]	19

Part II

Item 5. Market for Registrants’ Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	20

Item 6. Selected Financial Data	22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	39

Item 8. Financial Statements and Supplementary Data	39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	124

Item 9A. Controls and Procedures	124

Item 9B. Other Information	125

Part III

Item 10. Trustees, Executive Officers and Corporate Governance	126

Item 11. Executive Compensation	126

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	126

Item 13. Certain Relationships and Related Transactions, and Trustee Independence	126

Item 14. Principal Accountant Fees and Services	126

Part IV

Item 15. Exhibits and Financial Statement Schedules	127

Signatures for Liberty Property Trust	137

Signatures for Liberty Property Limited Partnership	138

Exhibit Index	139

Amended and Restated Schedule A
First Supplemental Indenture, dated as of September 27, 2010
Statement re: Computation of Ratios
Subsidiaries
Consent of Ernst and Young LLP relating to the Trust
Consent of Ernst and Young LLP relating to the Operating Partnership
Certifications of the Chief Executive Officer
Certifications of the Chief Financial Officer
Certifications of the Chief Executive Officer, in its capacity as the general partner
Certifications of the Chief Financial Officer in its capacity as the general partner
Certifications of the Chief Executive Officer, required under Rule 13a-14(b)
Certifications of the Chief Financial Officer, required under Rule 13a-14(b)
Certifications of the Chief Executive Officer, in its capacity as the general partner, required by Rule 13-a-14(b)
Certifications of the Chief Financial Officer, in its capacity as the general partner, required by Rule 13a-14(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions and dispositions (including related pro forma financial information), future capital expenditures, financing sources and availability, litigation and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the recent credit crisis and economic disruption, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a real estate investment trust (“REIT”) and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”), which was founded in 1972. As of December 31, 2010, the Company owned and operated 345 industrial and 292 office properties (the “Wholly Owned Properties in Operation”) totaling 65.2 million square feet. In addition, as of December 31, 2010, the Company owned 1,347 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2010, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 50 office properties totaling 14.4 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”) and 627 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company’s office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. In addition, the Company, individually or through joint ventures, owns urban office properties in Philadelphia and Washington, D.C. The Company’s strategy with respect to product and market selection is expected generally to favor metro-office, multi-tenant industrial and industrial-flex properties and markets with strong demographic and economic fundamentals. To the extent deemed consistent with the Company’s strategy and under appropriate circumstances the Company intends to reduce its ownership of suburban office properties.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at December 31, 2010. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). As of December 31, 2010, the Common Units held by the limited partners were exchangeable for 3.9 million Common Shares. The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust. The ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as a component of total equity as “non-controlling interest — operating partnership.”
In addition to this Annual Report on Form 10-K, the Company files with or furnishes to the SEC periodic and current reports, proxy statements and other information. The Company makes these documents available on its website, www.libertyproperty.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Any document the Company files with or furnishes to the SEC is available to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Further information about the public reference facilities is available by calling the SEC at (800) SEC-0330. These documents also may be accessed on the SEC’s website, http://www.sec.gov.
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

Management and Employees
The Company’s 461 employees (as of February 22, 2011) operate under the direction of 18 senior executives, who have been affiliated with the Company and the Predecessor for 19.1 years, on average. The Company and the Predecessor have developed and managed commercial real estate for the past 38 years. The Company maintains an in-house leasing and property management staff which enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities.
Segments and Markets
At December 31, 2010, the Company’s reportable segments were based on the Company’s method of internal reporting and are as follows:

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
Products
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and industrial-flex/R&D; and office properties, including single-story office and multi-story office). The Company’s strategy with respect to product and market selection is expected generally to favor metro-office, multi-tenant industrial and industrial-flex properties with strong demographic and economic fundamentals. However, consistent with the Company’s strategy and market opportunities, the Company may pursue office and industrial products other than those noted above.
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
Energy Efficiency Initiatives
The Company is committed to improving the energy efficiency of the existing buildings in its portfolio and has made a substantial effort to design environmentally friendly features in the buildings it develops. The Company is pursuing a strategic initiative focused on improving the energy efficiency of the Properties in Operation. In connection with this initiative the Company has: (1) conducted level one energy audits on 263 buildings; (2) benchmarked 160 buildings with the Energy Star Portfolio Manager; (3) achieved Energy Star Certification for 50 Properties in Operation; and (4) installed energy monitoring systems in 130 buildings. These steps are estimated to have saved substantial energy costs during 2010.
Additionally, the Company has been an active participant in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program. The LEED program, which was created to recognize environmental leadership in the building industry, establishes a national standard for developing high-performance, sustainable buildings. The Company has approximately seven million square feet of LEED projects completed in 41 buildings, including the 1.25 million square foot Comcast Center, located in Philadelphia, Pennsylvania. The Company believes that green building techniques can result in positive environmental results and significant economic returns to tenants in terms of savings in operating costs and improved employee performance. The Company’s employees include 13 LEED Accredited Professionals and 110 Green Advantage Certified Practitioners.
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
Due to the economic disruption of the recent past, current market conditions for the development, acquisition and disposition of properties, although showing signs of recovery, have not normalized. We will however be opportunistic in both our acquisition and disposition activity and anticipate taking advantage of opportunities as they arise.

Wholly Owned Properties
Development
The Company pursues attractive development opportunities, focusing primarily on high-quality industrial and office properties within its existing markets. When the Company’s marketing efforts identify opportunities, the Company will consider pursuing opportunities outside of the Company’s established markets. The Company and its Predecessor have developed over 63 million square feet of commercial real estate during the past 38 years. The Company’s development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction. Given current market conditions, new development for 2011 will generally be build-to-suit or substantially pre-leased developments. Speculative development will be more modest and will need to be supported by strong local market conditions.
During the year ended December 31, 2010, the Company completed one build-to-suit project and two inventory projects totaling 381,000 square feet and representing an aggregate Total Investment, as defined below, of $81.0 million. As of December 31, 2010, these completed development properties were 99.7% leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs (in the case of acquisitions — if vacant) and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
As of December 31, 2010, the Company had no wholly owned properties under development. Subsequent to December 31, 2010, the Company started the development, on a speculative basis, of two industrial-flex buildings and it signed leases (one of which is subject to certain approvals) committing it to the development of two 100% leased office buildings. The industrial-flex buildings are expected to contain a total of 103,000 square feet of leasable space and represent an anticipated Total Investment of $15 million. The office buildings are expected to contain a total of 360,000 square feet of leasable space and represent an anticipated Total Investment of $130 million.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2010, the Company owned 1,347 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, 13.5 million square feet of property. The Company’s investment in land held for development as of December 31, 2010 was $209.3 million.
Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 55 acres of land located at the Navy Yard in Philadelphia. The Company estimates that these 55 acres would support, as and when developed, 1.0 million square feet of property.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent for 2.0 million square feet of commercial space and 2,885 homes, of which approximately 825,000 square feet of commercial space and 2,509 homes have been completed as of December 31, 2010.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties that management believes will create shareholder value over the long-term.
During the year ended December 31, 2010, the Company acquired five properties comprising 1.2 million square feet for a Total Investment of $48.6 million.
The Company disposes of properties and land held for development that no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2010, the Company sold 10 operating properties containing an aggregate of 678,000 square feet, and 17 acres of land, for aggregate proceeds of $32.0 million.

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
As of December 31, 2010, the Company had investments in and advances to unconsolidated joint ventures totaling $171.9 million (see Note 4 to the Company’s Consolidated Financial Statements).
Development
During the year ended December 31, 2010, unconsolidated joint ventures in which the Company held an interest completed two inventory projects totaling 640,000 square feet and representing a Total Investment of $159.0 million. As of December 31, 2010, these completed development properties were 16.9% leased.
As of December 31, 2010, the Company had no joint venture properties under development.
As of December 31, 2010, unconsolidated joint ventures in which the Company held an interest owned 627 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings would support, as and when developed, 6.3 million square feet of property.
Acquisitions/Dispositions
During the year ended December 31, 2010, none of the unconsolidated joint ventures in which the Company held an interest acquired or disposed of any properties.

ITEM 1A.	RISK FACTORS
The Company’s results of operations and the ability to make distributions to our shareholders and service our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as “we,” “us” or “our” in the following risk factors.) This section contains some forward looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 26.
Risks Related to Our Business
The recent economic disruption continues to adversely affect our business and financial condition.
The Company’s business is subject to the risks in this section. Current economic conditions have increased the probability the Company will experience these risks. Declines and continuing weakness in the general economy have negatively impacted the Company’s normal business practices. Although some signs of economic recovery have been noted, the economy as it impacts our business has not returned to pre-recession levels.
We have historically relied on access to the credit markets in the conduct of our business. In particular, we currently utilize a $500 million credit facility, and additionally, we have, as of December 31, 2010, $2.0 billion of senior unsecured debt and $320.7 million of secured debt. Our credit facility expires in November 2013. Although we are not aware of any instances in which banks participating in the credit facility have been unable or unwilling to participate in draws under the facility, it is possible that the financial issues confronting the banking industry could lead to such an occurrence. If such a circumstance occurred it is possible that the Company could not access the full amount which is supposed to be available under the credit facility. Our secured and unsecured debt matures at various times between 2011 and 2020. Only a small portion of the principal of our debt is repaid prior to maturity. Therefore, we generally need to refinance our outstanding debt as it matures. In 2011, we have $246.5 million of senior unsecured debt and $6.2 million of secured debt maturing.
Uncertainty about the pricing of commercial real estate has reduced our ability to acquire real estate and to dispose of properties that are not consistent with our long term strategy.
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
The ongoing weakness in the general economy has affected some of our existing tenants, and could have an adverse impact on our ability to collect rent or renew leases with these tenants, resulting in a negative effect on our cash flow from operations.
The ongoing weakness in the general economy has had an adverse effect on many companies in numerous industries. We have tenants in these and other industries which may be experiencing these adverse effects. Should any of our tenants experience a downturn in its business that weakens its financial condition, delays lease commencement, causes it to fail to make rental payments when due, become insolvent or declare bankruptcy, the result could be a termination of the tenant’s lease and material losses to us. Our cash flow from operations and our ability to make expected distributions to our shareholders and service our indebtedness could, in such a case, be adversely affected.
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
We intend to continue to develop properties when warranted by market conditions. Current market conditions for development, although showing signs of recovery, have not normalized and consequently we expect growth in operating income from development to be limited at least in the near term.
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
We acquire individual properties and portfolios of properties, in some cases through the acquisition of operating entities, and intend to continue to do so when circumstances warrant. Due to the economic disruption of the recent past, current market conditions for acquisitions are challenging and as a result we expect growth in operating income from acquisitions to be limited at least in the near term.
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
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $500 million credit facility and $2.0 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, as does $8.4 million in outstanding mortgage indebtedness at December 31, 2010, which means that a default on one obligation may constitute a default on other obligations.
Our credit facility and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our $500 million credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under this credit facility, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.
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
Additionally, our joint venture partners may experience financial difficulties or change their investment philosophies. This may impair their ability to meet their obligations to the joint venture, such as with respect to providing additional capital, if required. If such a circumstance presented itself we may be required to perform on their behalf, if possible, or suffer a loss of all or a portion of our investment in the joint venture.
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
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2011. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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
Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our Properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our shareholders because:
•	as owner or operator, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination
•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination
•	even if more than one person may be responsible for the contamination, each person who _____shares legal liability under the environmental laws may be held responsible for all of the clean-up costs
•	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs

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
The market value of the equity securities of a REIT may be based primarily upon the market’s perception of the REIT’s growth potential and its current and future cash distributions, and may be secondarily based upon factors such as the real estate market value of the underlying assets. The failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities. Our payment of future dividends will be at the discretion of our Board of Trustees and will depend on numerous factors including our cash flow, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as our Board of Trustees deems relevant, and we cannot assure you that our annual dividend rate will be maintained at its current level. We are currently distributing more in dividends than we receive in net cash provided by operating activities less customary tenant improvement and leasing transaction costs. Over time, increases in occupancy and rental rates could offset this shortfall. Should market opportunities allow us to accelerate our strategy relating to dispositions (i.e. sale of suburban office) without corresponding opportunities to reinvest those proceeds in the near term, this shortfall would increase. We will continually evaluate these circumstances opposite our distribution policies.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2010, consisted of 345 industrial and 292 office properties. Single tenants occupy 186 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 451 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2010, the industrial Wholly Owned Properties in Operation were 89.9% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 126,000 square feet. As of December 31, 2010, the office Wholly Owned Properties in Operation were 90.1% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 75,000 square feet.
The JV Properties in Operation, as of December 31, 2010, consisted of 48 industrial and 50 office properties. Single tenants occupy 37 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 61 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2010, the industrial JV Properties in Operation were 79.9% leased. The average building size for the industrial JV Properties in Operation was approximately 202,000 square feet. As of December 31, 2010, the office JV Properties in Operation were 89.2% leased. The average building size for the office JV Properties in Operation was approximately 95,000 square feet.

A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2010 (in thousands, except percentages).

	Type		Net Rent(1)	Square Feet	% Leased
Northeast	Industrial	-Distribution	$67,562	15,712	94.5%
		-Flex	30,808	3,650	88.4%
	Office		115,258	8,676	89.9%

	Total		213,628	28,038	92.3%

Midwest	Industrial	-Distribution	5,189	1,155	100.0%
		-Flex	14,158	2,236	75.9%
	Office		28,595	2,585	91.6%

	Total		47,942	5,976	87.4%

Mid-Atlantic	Industrial	-Distribution	30,031	8,577	86.2%
		-Flex	9,654	1,315	83.6%
	Office		50,772	4,457	86.1%

	Total		90,457	14,349	85.9%

South	Industrial	-Distribution	26,347	6,518	87.8%
		-Flex	29,806	3,779	89.9%
	Office		69,492	5,172	91.6%

	Total		125,645	15,469	89.6%

Philadelphia/D.C.	Industrial	-Distribution	3,500	346	100.0%
		-Flex	1,816	101	100.0%
	Office		13,803	828	99.6%

	Total		19,119	1,275	99.7%

United Kingdom	Industrial	-Distribution	—	—	—
		-Flex	1,228	44	100.0%
	Office		2,641	90	94.0%

	Total		3,869	134	96.0%

TOTAL	Industrial	-Distribution	132,629	32,308	91.2%
		-Flex	87,470	11,125	86.0%
	Office		280,561	21,808	90.1%

	Total		$500,660	65,241	89.9%

Joint Ventures (2)	Industrial	-Distribution	$30,064	9,505	79.9%
		-Flex	3,783	171	82.0%
	Office		100,185	4,746	89.2%

	Total		$134,032	14,422	83.0%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant’s square feet leased at December 31, 2010 for tenants in occupancy. Average annual rent per square foot for the Wholly Owned Properties in Operation is $8.53 and for the Joint Venture Properties in Operation it is $11.20. Net rent does not include the tenant’s obligation to pay property operating expenses and real estate taxes.

(2)	Joint Ventures represent the 98 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring square feet and annual rent by year for the Properties in Operation as of December 31, 2010 are as follows (in thousands except number of tenants and % of annual rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number			% of	Number			% of	Number			% of	Number			% of
	of	Square		Annual	of	Square		Annual	of	Square		Annual	of	Square		Annual
	Tenants	Feet	Annual Rent	Rent	Tenants	Feet	Annual Rent	Rent	Tenants	Feet	Annual Rent	Rent	Tenants	Feet	Annual Rent	Rent

Wholly Owned Properties in Operation:
2011	52	2,107	$9,161	6.1%	125	1,101	$9,181	9.5%	276	1,704	$21,287	6.6%	453	4,912	$39,629	7.0%
2012	54	3,923	17,279	11.5%	139	1,720	15,875	16.4%	271	2,542	41,415	12.9%	464	8,185	74,569	13.1%
2013	44	3,907	17,479	11.6%	105	1,601	15,330	15.8%	219	2,005	32,813	10.2%	368	7,513	65,622	11.5%
2014	33	2,849	14,204	9.5%	72	1,014	10,203	10.5%	168	3,132	47,684	14.8%	273	6,995	72,091	12.7%
2015	32	4,812	21,204	14.1%	74	1,119	11,381	11.7%	165	2,816	40,311	12.5%	271	8,747	72,896	12.8%
2016	22	2,730	13,032	8.7%	39	917	9,673	10.0%	84	1,907	32,912	10.2%	145	5,554	55,617	9.8%
2017	20	2,359	12,086	8.0%	31	868	9,526	9.8%	37	804	13,167	4.1%	88	4,031	34,779	6.1%
2018	17	1,883	11,595	7.7%	15	410	3,807	3.9%	30	1,009	18,929	5.9%	62	3,302	34,331	6.0%
2019	11	1,348	7,867	5.2%	4	247	3,248	3.3%	28	1,699	33,285	10.4%	43	3,294	44,400	7.8%
2020	13	2,618	15,595	10.4%	9	338	4,623	4.7%	29	1,104	20,976	6.5%	51	4,060	41,194	7.2%
Thereafter	7	932	10,822	7.2%	9	230	4,247	4.4%	27	927	19,066	5.9%	43	2,089	34,135	6.0%

Total	305	29,468	$150,324	100.0%	622	9,565	$97,094	100.0%	1,334	19,649	$321,845	100.0%	2,261	58,682	$569,263	100.0%

Joint Venture Properties in Operation:
2011	10	788	$2,565	7.5%	1	11	$294	7.8%	59	462	$11,968	9.7%	70	1,261	$14,827	9.2%
2012	9	494	1,845	5.4%	5	68	1,792	47.4%	17	218	5,206	4.2%	31	780	8,843	5.5%
2013	7	936	3,616	10.5%	—	—	—	0.0%	16	197	4,465	3.6%	23	1,133	8,081	5.0%
2014	8	1,190	5,489	15.9%	2	25	703	18.6%	23	415	10,600	8.6%	33	1,630	16,792	10.4%
2015	5	741	3,326	9.7%	—	—	—	0.0%	24	249	5,661	4.6%	29	990	8,987	5.6%
2016	7	553	3,114	9.0%	1	36	995	26.2%	21	531	13,294	10.8%	29	1,120	17,403	10.7%
2017	8	1,247	5,547	16.1%	—	—	—	0.0%	6	206	4,959	4.0%	14	1,453	10,506	6.5%
2018	5	726	3,964	11.5%	—	—	—	0.0%	14	66	2,129	1.7%	19	792	6,093	3.8%
2019	1	500	2,948	8.6%	—	—	—	0.0%	16	218	6,453	5.2%	17	718	9,401	5.8%
2020	—	—	—	0.0%	—	—	—	0.0%	5	100	1,589	1.3%	5	100	1,589	1.0%
Thereafter	3	420	2,003	5.8%	—	—	—	0.0%	21	1,571	57,214	46.3%	24	1,991	59,217	36.5%

Total	63	7,595	$34,417	100.0%	9	140	$3,784	100.0%	222	4,233	$123,538	100.0%	294	11,968	$161,739	100.0%

The table below highlights, for the Properties in Operation, the Company’s top ten office tenants and top ten industrial tenants as of December 31, 2010. The table reflects, for the tenants in the JV Properties in Operation, the Company’s ownership percentage of the respective joint venture.

Percentage
Top 10 Office Tenants	of Net Rent
The Vanguard Group, Inc.	3.8%
GlaxoSmithKline	2.0%
United States of America	1.5%
General Motors Acceptance Corporation	1.4%
Comcast Corporation	1.3%
United Healthcare Services, Inc.	1.1%
Fidelity National Information Services	1.1%
PNC Bank, National Association	1.0%
WellCare Health Plans, Inc	1.0%
Hartford Fire Insurance Company	1.0%

15.2%

Percentage
Top 10 Industrial Tenants	of Net Rent
Kellogg USA, Inc.	1.3%
Amazon.com	1.1%
Home Depot U.S.A., Inc.	1.1%
Wakefern Food Corp.	1.0%
Tasty Baking Company	0.8%
Ozburn Hessey Logistics, L.L.C.	0.7%
Federal Express Corporation	0.7%
The Dial Corporation	0.6%
Uline, Inc.	0.5%
Broder Bros., Inc.	0.5%

8.3%

ITEM 3. LEGAL PROCEEDINGS
As noted in previous filings, as a result of the Company’s acquisition of Republic Property Trust in October, 2007 the Company was substituted as a party to certain ongoing litigation (the “Republic Litigation”). The Republic Litigation has been settled, and the settlement has not had, and will not have, a material impact on the Company’s financial position and results of operations for any period. The Company is not a party to any material litigation as of December 31, 2010.
ITEM 4. [REMOVED AND RESERVED]

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

			Dividends
			Declared Per
	High	Low	Common Share
2010
Fourth Quarter	$34.82	$29.84	$0.475
Third Quarter	33.16	27.41	0.475
Second Quarter	35.05	28.85	0.475
First Quarter	34.96	28.75	0.475
2009
Fourth Quarter	$33.05	$28.36	$0.475
Third Quarter	35.11	21.23	0.475
Second Quarter	25.61	18.93	0.475
First Quarter	23.32	16.90	0.475
As of February 22, 2011, the Common Shares were held by 1,067 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
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
In December 2010, an individual acquired 14,000 Common Shares in exchange for the same number of Common Units. This individual acquired these Common Units in connection with his contribution to the Operating Partnership of certain assets. The exchange of Common Shares for the Common Units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2005 and ended December 31, 2010 with the cumulative total return on the Standard and Poor’s 500 Stock Index (“S&P 500”) and the NAREIT Equity REIT Total Return Index (“NAREIT Index”) over the same period. Total return values for the S&P 500, the NAREIT Index and the Company’s Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company’s Common Shares on December 31, 2005, and assuming reinvestment of dividends in all cases.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.
Liberty Property Trust

Operating Data	Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006
Total operating revenue	$746,830	$739,379	$725,451	$662,832	$583,707
Income from continuing operations	$145,662	$53,183	$147,788	$138,913	$151,016
Net income	$153,375	$78,992	$180,106	$190,310	$292,043

Basic:
Income from continuing operations	$1.06	$0.29	$1.29	$1.27	$1.47
Income from discontinued operations	$0.07	$0.23	$0.33	$0.54	$1.51
Income per common share	$1.13	$0.52	$1.62	$1.81	$2.98
Diluted:
Income from continuing operations	$1.05	$0.29	$1.29	$1.26	$1.46
Income from discontinued operations	$0.07	$0.23	$0.33	$0.54	$1.49
Income per common share	$1.12	$0.52	$1.62	$1.80	$2.95

Distributions paid per common share	$1.900	$1.900	$2.500	$2.485	$2.465

Weighted average number of shares outstanding — basic (1)	112,924	107,550	93,615	91,197	89,361
Weighted average number of shares outstanding — diluted (2)	113,606	108,002	93,804	91,803	90,492

Balance Sheet Data	December 31,
(In thousands)	2010	2009	2008	2007	2006
Net real estate	$4,404,027	$4,446,650	$4,479,697	$4,839,482	$4,252,459
Total assets	5,062,833	5,228,943	5,217,035	5,643,937	4,910,911
Total indebtedness	2,359,822	2,456,875	2,590,167	3,021,129	2,387,938
Liberty Property Trust shareholders’ equity	2,082,186	2,122,295	1,958,779	1,837,025	1,870,855

Other Data	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Net cash provided by operating activities	$298,957	$302,861	$261,985	$346,752	$324,573
Net cash (used in) provided by investing activities	(110,154)	(9,992)	56,517	(758,924)	(334,942)
Net cash (used in) provided by financing activities	(315,842)	(74,033)	(331,314)	396,322	(327)
Funds from operations available to common shareholders (3)	311,181	222,106	313,910	305,216	294,801
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	65,241	64,384	63,799	62,079	59,160
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	14,422	13,786	13,069	11,462	6,172
Wholly Owned Properties in Operation at end of period	637	639	654	649	672
JV Properties in Operation at end of period	98	96	95	91	48
Wholly Owned Properties in Operation percentage leased at end of period	90%	89%	91%	93%	94%
JV Properties in Operation percentage leased at end of period	83%	88%	92%	94%	95%

Liberty Property Limited Partnership

Operating Data	Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006
Total operating revenue	$746,830	$739,379	$725,451	$662,832	$583,707
Income from continuing operations	$145,662	$53,183	$147,788	$138,913	$151,016
Net income	$153,375	$78,992	$180,106	$190,310	$292,043

Basic:
Income from continuing operations	$1.06	$0.29	$1.29	$1.27	$1.47
Income from discontinued operations	$0.07	$0.23	$0.33	$0.54	$1.51
Income per common unit	$1.13	$0.52	$1.62	$1.81	$2.98
Diluted:
Income from continuing operations	$1.05	$0.29	$1.29	$1.26	$1.46
Income from discontinued operations	$0.07	$0.23	$0.33	$0.54	$1.49
Income per common unit	$1.12	$0.52	$1.62	$1.80	$2.95

Distributions paid per common unit	$1.900	$1.900	$2.500	$2.485	$2.465
Weighted average number of units outstanding — basic (1)	116,871	111,568	97,805	95,387	93,256
Weighted average number of units outstanding — diluted (2)	117,553	112,020	97,994	95,993	94,387

Balance Sheet Data	December 31,
(In thousands)	2010	2009	2008	2007	2006
Net real estate	$4,404,027	$4,446,650	$4,479,697	$4,839,482	$4,252,459
Total assets	5,062,833	5,228,943	5,217,035	5,643,937	4,910,911
Total indebtedness	2,359,822	2,456,875	2,590,167	3,021,129	2,387,938
Owners’ equity	2,438,552	2,483,169	1,945,516	1,800,969	1,752,478

Other Data	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Net cash provided by operating activities	$298,957	$302,861	$261,985	$346,752	$324,573
Net cash (used in) provided by investing activities	(110,154)	(9,992)	56,517	(758,924)	(334,942)
Net cash (used in) provided by financing activities	(315,842)	(74,033)	(331,314)	396,322	(327)
Funds from operations available to common shareholders (3)	311,181	222,106	313,910	305,216	294,801
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	65,241	64,384	63,799	62,079	59,160
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	14,422	13,786	13,069	11,462	6,172
Wholly Owned Properties in Operation at end of period	637	639	654	649	672
JV Properties in Operation at end of period	98	96	95	91	48
Wholly Owned Properties in Operation percentage leased at end of period	90%	89%	91%	93%	94%
JV Properties in Operation percentage leased at end of period	83%	88%	92%	94%	95%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust)/common units (Liberty Property Limited Partnership) outstanding during the year.

(2)
Diluted weighted average number of shares outstanding includes the vested and unvested Common Shares (Liberty Property Trust)/Common Units (Liberty Property Limited Partnership) outstanding during the year as well as the dilutive effect of outstanding options.

(3)
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. A reconciliation of Funds from operations to net income may be found on page 38.

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
As of December 31, 2010, the Company owned and operated 345 industrial and 292 office properties (the “Wholly Owned Properties in Operation”) totaling 65.2 million square feet. In addition, as of December 31, 2010, the Company owned 1,347 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2010, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 50 office properties totaling 14.4 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 627 acres of developable land, substantially all of which is zoned for commercial use.
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
The recent economic disruption continues to adversely impact the Company’s business. Uncertainty about the pricing of commercial real estate as a general matter has reduced the Company’s ability to acquire real estate and to dispose of properties that are not consistent with our long term strategy. Similarly, although some signs of economic recovery have been noted, market conditions have not normalized. We will however be opportunistic in both our acquisition and disposition activity and anticipate taking advantage of opportunities as they arise.
Although we have seen some improvement in the general economy, the economy as it impacts our business has not returned to pre-recession levels. Rental demand for the Properties in Operation was flat for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Despite this trend, the Company successfully leased 17.0 million square feet during the year ended December 31, 2010 and attained occupancy of 89.9% for the Wholly Owned Properties in Operation and 83.0% for the JV Properties in Operation for a combined occupancy of 88.7% for the Properties in Operation as of that date. The stagnant level of rental demand for properties was reflected in a decline during the year ended December 31, 2010 of straight line rents on renewal and replacement leases of 6.8%. At December 31, 2009, occupancy for the Wholly Owned Properties in Operation was 89.5% and for the JV Properties in Operation was 87.7% for a combined occupancy for the Properties in Operation of 89.2%. The Company believes that average occupancy for its Properties in Operation will be flat or increase by up to 2% for 2011 compared to 2010. The Company believes the occupancy for industrial-distribution properties will increase by 1% to 3% and this increase will be partially offset by decreases in occupancy of up to 2% for industrial-flex and office properties. Furthermore, the Company believes that straight line rents on renewal and replacement leases for 2011 will on average be 7% to 12% lower than rents on expiring leases.
The Company is currently distributing more in dividends than it receives in net cash provided by operating activities less customary tenant improvement and leasing transaction costs. Over time, increases in occupancy and rental rates could offset this shortfall. Should market opportunities allow the Company to accelerate its strategy relating to dispositions (i.e. sale of suburban office) without corresponding opportunities to reinvest those proceeds in the near term, this shortfall would increase. The Company will continually evaluate these circumstances opposite its distribution policies.

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the year ended December 31, 2010, conditions for the acquisition of properties were challenging because of the economic disruption of the recent past and the reduced level of transaction volume causing less liquidity and less clarity on pricing. During the year ended December 31, 2010, the Company acquired five properties representing 1.2 million square feet for a Total Investment of $48.6 million. For 2011, the Company believes that wholly owned property acquisitions will be in the $25 million to $75 million range and that, similar to 2010, certain of the acquired properties will be either vacant or underleased. Should market conditions be favorable this range could be exceeded. To the extent deemed consistent with the Company’s strategy and under appropriate circumstances, the Company intends to increase its ownership of metro office, multi tenant industrial and industrial-flex properties.
“Total Investment” for a property is defined as the property’s purchase price plus closing costs (in the case of acquisitions if vacant) and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
Dispositions
During the year ended December 31, 2010, market conditions for dispositions were challenging because of the economic disruption of the recent past and the reduced level of transaction volume causing less liquidity and less clarity on pricing. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the year ended December 31, 2010, the Company realized proceeds of $32.0 million from the sale of 10 operating properties representing 678,000 square feet and 17 acres of land. For 2011, the Company believes it will realize proceeds of approximately $50 million to $100 million from the sale of operating properties. As with acquisitions, this range could be exceeded if favorable market conditions exist.
Development
During the year ended December 31, 2010, the Company brought into service three wholly owned properties under development representing 381,000 square feet and a Total Investment of $81.0 million and did not initiate any development. As of December 31, 2010 the Company has no wholly owned properties under development. The Company continues to pursue development opportunities. Given current market conditions, new development for 2011 will generally be build-to-suit or substantially pre-leased developments. Speculative development will be more modest and will need to be supported by strong local market conditions. Subsequent to December 31, 2010, the Company started the development, on a speculative basis, of two industrial-flex buildings and it signed leases (one of which is subject to certain approvals) committing it to the development of two 100% leased office buildings. The industrial-flex buildings are expected to contain a total of 103,000 square feet of leasable space and represent an anticipated Total Investment of $15 million. The office buildings are expected to contain a total of 360,000 square feet of leasable space and represent an anticipated Total Investment of $130 million.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the year ended December 31, 2010, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. For 2011, the Company believes that none of the unconsolidated joint ventures in which the Company holds an interest will acquire any properties.
Dispositions
During the year ended December 31, 2010, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties. For 2011, the Company does not anticipate that any unconsolidated joint ventures in which it holds an interest will dispose of any operating properties.

Development
During the year ended December 31, 2010, joint ventures in which the Company held an interest brought into service two properties under development representing 640,000 square feet and a Total Investment of $159.0 million and did not initiate any development. For 2011, the Company believes that none of the unconsolidated joint ventures in which the Company holds an interest will begin any development activities.
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
Capitalized Costs
Expenditures directly related to the acquisition or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the years ended December 31, 2010, 2009, and 2008 was $929,000, $7.6 million and $20.0 million, respectively. Effective January 1, 2009, certain acquisition-related costs are expensed as incurred.
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

Allowance for Doubtful Accounts
The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. A significant tenant has entered into a forbearance agreement with the Company. The forbearance agreement provides for the deferral of the tenant’s monthly obligation of $467,000 for the period from December 1, 2010 through June 30, 2011. The Company has reviewed its situation with this tenant and based upon this review and the review of its other tenants, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2010 and 2009, the Company’s allowance for doubtful accounts totaled $11.3 million and $11.1 million, respectively. The Company’s bad debt expense for the years ended December 31, 2010, 2009 and 2008 was $3.9 million, $4.3 million and $4.8 million, respectively.
Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. Fair value is estimated based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2010, 2009 and 2008, the Company recognized impairment losses of $1.0 million, $9.5 million and $3.1 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows. The Company has evaluated each of its Properties and land held for development and has determined that there are no additional impairment charges that need to be recorded at December 31, 2010.
Intangibles
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations,” the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company’s estimate of the fair market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. The Company depreciates the amounts allocated to building and improvements over 40 years. The amounts allocated to the intangible relating to in-place leases, which are included in deferred financing and leasing costs or in other liabilities in the accompanying consolidated balance sheets, are amortized on a straight line basis over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is written off.
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
The Company developed the 2010 budgets for its unconsolidated joint ventures during the fourth quarter of 2009. For certain of the unconsolidated joint ventures, the budgets suggested a continuing situation of weak demand for space and intense competition for tenants leading to another year of stagnant rents. This continuing and sustained impairment in value as suggested by the 2010 budgets and the other assessment considerations described above caused the Company to conclude that the decline in value was other than temporary for four of the Company’s investments in unconsolidated joint ventures.
With respect to impairment losses recognized during the year ended December 31, 2009, the Company’s investments in unconsolidated joint ventures as of December 31, 2009 before and after the impairment charge are as follows (in thousands):

	December 31, 2009
	Before		After
	Impairment	Impairment	Impairment
Liberty Venture I, LP	$11,238	$—	$11,238
Kings Hill Unit Trust	3,198	—	3,198
Liberty Illinois, LP	26,531	6,964	19,567
Liberty AIPO LP	13,302	—	13,302
Silversword Properties, Ltd.	10,618	2,170	8,448
Cambridge Medipark Ltd.	6,618	—	6,618
Blythe Valley JV Sarl	8,991	5,608	3,383
Liberty Washington, LP	137,429	64,060	73,369
Liberty Commerz 1701 JFK Boulevard, LP	36,461	—	36,461

Total	$254,386	$78,802	$175,584

Determining values in the current market is inherently difficult and is based on the Company’s assessment of a number of factors which are difficult to predict. The market may decline further and future impairment charges may be needed.
No impairment losses on the Company’s investments in unconsolidated joint ventures were recognized during the years ended December 31, 2010 or 2008.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2010 with the results of operations of the Company for the year ended December 31, 2009, and the results of operations of the Company for the year ended December 31, 2009 with the results of operations of the Company for the year ended December 31, 2008. As a result of the varying level of development, acquisition and disposition activities by the Company in 2010, 2009 and 2008, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) results, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2010 increased to $5,184.9 million from $4,973.6 million for the year ended December 31, 2009. This increase in operating real estate owned resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses and depreciation and amortization expense.
Total operating revenue increased to $746.8 million for the year ended December 31, 2010 from $739.4 million for the year ended December 31, 2009. This $7.4 million increase was primarily due to the increase in investment in operating real estate. This increase was also due to an increase in “Termination Fees,” which totaled $6.1 million for the year ended December 31, 2010 as compared to $4.5 million for the year ended December 31, 2009. These increases were partially offset by decreases in revenues for the Same Store properties because of decreases in rental rates and decreases in occupancy for the industrial-flex and office properties. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations. See “Other,” below.
Segments
The Company evaluates the performance of the Properties in Operation based on property level operating income by reportable segment (see Note 13 to the Company’s financial statements for reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Year Ended December 31,		Percentage
	2010	2009	Increase (Decrease)
Northeast
— Southeastern PA	$121,572	$124,078	(2.0%)
— Lehigh/Central PA	77,031	72,239	6.6	%(1)
— New Jersey	18,333	18,127	1.1%
Midwest	47,636	51,185	(6.9	%)(2)
Mid-Atlantic	93,033	96,063	(3.2%)
South	123,965	123,011	0.8%
Philadelphia/D.C.	21,548	16,848	27.9	%(1)
United Kingdom	3,279	3,468	(5.4%)

Total property level operating income (3)	$506,397	$505,019	0.3%

(1)	The increase was primarily due to an increase in average gross investment in operating real estate, an increase in occupancy, and an increase in rental rates.

(2)	The decrease was primarily due to a decrease in occupancy. This decrease was partially offset by increases in average gross investment in operating real estate and rental rates.

(3)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $475.0 million for the year ended December 31, 2010 from $490.9 million for the year ended December 31, 2009, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $467.1 million for the year ended December 31, 2010 from $476.9 million for the year ended December 31, 2009 on a cash basis. These decreases of 3.2% and 2.0%, respectively, were primarily due to a decrease in occupancy for industrial-flex and office properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 615 properties totaling approximately 60.8 million square feet owned on January 1, 2009 and excluding properties sold through December 31, 2010.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2010 and 2009. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and net cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended December 31,
	2010	2009
Same Store:
Rental revenue	$488,755	$501,457

Operating expenses:
Rental property expense	150,349	148,353
Real estate taxes	80,128	81,820
Operating expense recovery	(216,688)	(219,573)

Unrecovered operating expenses	13,789	10,600

Property level operating income	474,966	490,857
Less straight line rent adjustment	7,845	13,999

Cash basis property level operating income	$467,121	$476,858

Reconciliation of non-GAAP financial measure — Same Store:
Cash basis property level operating income	$467,121	$476,858
Straight line rent adjustment	7,845	13,999

Same Store property level operating income	474,966	490,857
Property level operating income — properties purchased or developed subsequent to January 1, 2009	25,320	9,703
Termination fees	6,111	4,459

Property level operating income	506,397	505,019
General and administrative expense	(52,850)	(51,237)
Depreciation and amortization expense	(173,402)	(169,818)
Other income (expense)	(139,281)	(135,883)
Gain on property dispositions	4,616	1,687
Income taxes	(1,736)	(494)
Equity in earnings of unconsolidated joint ventures	2,296	2,161
Impairment charges — investment in unconsolidated joint ventures and other	(378)	(82,552)
— goodwill	—	(15,700)
Discontinued operations	7,713	25,809

Net income	$153,375	$78,992

General and Administrative
General and administrative expenses increased to $52.9 million for the year ended December 31, 2010 from $51.2 million for the year ended December 31, 2009. This increase was primarily due to a decrease in expenses capitalized due to the decrease in development activity.
Depreciation and Amortization
Depreciation and amortization increased to $173.4 million for the year ended December 31, 2010 from $169.8 million for the year ended December 31, 2009. The increase was primarily due to the increase in average gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.

Interest Expense
Interest expense increased to $149.3 million for the year ended December 31, 2010 from $148.9 million for the year ended December 31, 2009. This increase was primarily due to a decrease of $6.7 million in interest that was capitalized due to the decrease in development activity and because of $2.1 million in expense in 2010 relating to the prepayment of $119.3 million of secured loans. The effect of these items was partially offset by a decrease in interest expense because of the decrease in the average debt outstanding, which was $2,354.7 million for the year ended December 31, 2010, compared to $2,503.8 million for the year ended December 31, 2009. The weighted average interest rate was unchanged at 6.2% for the years ended December 31, 2010 and 2009.
Interest expense allocated to discontinued operations for the years ended December 31, 2010 and 2009 was $384,000 and $2.9 million, respectively. This decrease was due to the decrease in the level of dispositions in 2010 compared to 2009.
Other
Gain on property dispositions increased to $4.6 million for the year ended December 31, 2010 from $1.7 million for the year ended December 31, 2009.
During the year ended December 31, 2009, the Company recognized in income from continuing operations $98.3 million in impairment charges. These impairment charges primarily result from $78.8 million of impairment charges relating to the other-than-temporary decline in fair value below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. During 2009, the Company also wrote off the $15.7 million of goodwill and other intangibles relating to its October 2007 acquisition of Republic Property Trust. Impairment charges in continuing operations in 2010 were $400,000.
During the year ended December 31, 2009, the Company purchased $11.4 million of its 7.75% senior notes due April 2009, $6.9 million of its 8.50% senior notes due August 2010, $3.5 million of its 7.25% senior notes due March 2011, $4.9 million of its 6.375% senior notes due August 2012 and $3.5 million of its 6.625% senior notes due October 2017. These notes were purchased at an aggregate $1.5 million discount. This discount is included in net income for the year ended December 31, 2009 as debt extinguishment gain. There were no such transactions in 2010.
Income from discontinued operations decreased to $7.7 million from $25.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease is due to lower operating income and the decrease in gains recognized on sales (net of impairment charges) which were $6.9 million for the year ended December 31, 2010 compared to $17.9 million for the year ended December 31, 2009. Also contributing to this decrease was a decrease in termination fees in discontinued operations which equaled $400,000 in 2010 and $4.8 million in 2009.
As a result of the foregoing, the Company’s net income increased to $153.4 million for the year ended December 31, 2010 from $79.0 million for the year ended December 31, 2009.
Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2009 increased to $4,973.6 million from $4,861.8 million for the year ended December 31, 2008. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $739.4 million for the year ended December 31, 2009 from $725.5 million for the year ended December 31, 2008. This $13.9 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the “Prior Year Same Store” (as defined below) group of properties, discussed below, as well as an increase in Termination Fees, which totaled $4.5 million for the year ended December 31, 2009 as compared to $3.8 million for the year ended December 31, 2008. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation based on property level operating income by reportable segment (see Note 13 to the Company’s Consolidated Financial Statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Year Ended December 31,		Percentage
	2009	2008	Increase (Decrease)
Northeast
— Southeastern PA	$124,078	$118,552	4.7%
— Lehigh/Central PA	72,239	68,856	4.9%
— New Jersey	18,127	19,408	(6.6	%)(1)
Midwest	51,185	51,696	(1.0%)
Mid-Atlantic	96,063	98,290	(2.3%)
South	123,011	113,194	8.7	%(2)
Philadelphia/D.C.	16,848	21,634	(22.1	%)(3)
United Kingdom	3,468	3,295	5.3%

Total property level operating income (4)	$505,019	$494,925	2.0%

(1)	The decrease was primarily due to decreases in occupancy and rental rates. This was partially offset by an increase in average gross investment in operating real estate.

(2)	The increase was primarily due to increases in average gross investment in operating real estate and rental rates.

(3)
The decrease was primarily due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1,250,000 square foot development property which came into service incrementally from the third quarter of 2007 through the first quarter of 2008. The property was transferred to an unconsolidated joint venture in which the Company holds an interest on March 31, 2008.

(4)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Prior Year Same Store properties increased to $481.3 million for the year ended December 31, 2009 from $478.6 million for the year ended December 31, 2008, on a straight line basis, and increased to $468.9 million for the year ended December 31, 2009 from $467.1 million for the year ended December 31, 2008 on a cash basis. These increases of 0.6% and 0.4%, respectively, were primarily due to an increase in occupancy for office properties.
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income exclusive of Termination Fees are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 610 properties totaling approximately 58.4 million square feet owned on January 1, 2008 and excluding properties sold through December 31, 2009.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2009 and 2008. Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and net cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended December 31,
	2009	2008
Prior Year Same Store:
Rental revenue	$491,386	$488,334

Operating expenses:
Rental property expense	147,510	148,784
Real estate taxes	79,454	80,407
Operating expense recovery	(216,880)	(219,487)

Unrecovered operating expenses	10,084	9,704

Property level operating income	481,302	478,630
Less straight line rent adjustment	12,438	11,530

Cash basis property level operating income	$468,864	$467,100

Reconciliation of non-GAAP financial measure — Prior Year Same Store:
Cash basis property level operating income	$468,864	$467,100
Straight line rent adjustment	12,438	11,530

Same Store property level operating income	481,302	478,630
Property level operating income — properties purchased or developed subsequent to January 1, 2008	21,852	16,017
Less: Property level operating income — 2010 discontinued operations	(2,594)	(3,495)
Termination fees	4,459	3,773

Property level operating income	505,019	494,925
General and administrative expense	(51,237)	(54,462)
Depreciation and amortization expense	(169,818)	(168,148)
Other income (expense)	(135,883)	(136,259)
Gain on property dispositions	1,687	10,572
Income taxes	(494)	(1,645)
Equity in earnings of unconsolidated joint ventures	2,161	2,805
Impairment charges — investment in unconsolidated joint ventures and other	(82,552)	—
—goodwill	(15,700)	—
Discontinued operations at December 31, 2009	24,810	30,546
2010 discontinued operations	999	1,772

Net income	$78,992	$180,106

General and Administrative
General and administrative expenses decreased to $51.2 million for the year ended December 31, 2009 from $54.5 million for the year ended December 31, 2008. This decrease was primarily due to a decrease in number of employees and their corresponding compensation and decreases in cancelled projects and other discretionary expenses. These decreases were partially offset by increases in long term incentive compensation.
Depreciation and Amortization
Depreciation and amortization increased to $169.8 million for the year ended December 31, 2009 from $168.1 million for the year ended December 31, 2008. The increase was primarily due to the increase in average gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense decreased to $148.9 million for the year ended December 31, 2009 from $152.2 million for the year ended December 31, 2008. This decrease was related to a decrease in the average debt outstanding, which was $2,503.8 million for the year ended December 31, 2009, compared to $2,833.9 million for the year ended December 31, 2008. The effect of the decrease in the average debt outstanding was partially offset by an increase in the weighted average interest rate to 6.2% for the year ended December 31, 2009 from 6.1% for the year ended December 31, 2008. Partially offsetting the decrease in interest expense was the decrease in interest that was capitalized due to the decrease in development activity.
Interest expense allocated to discontinued operations for the years ended December 31, 2009 and 2008 was $2.9 million and $5.7 million, respectively. This decrease was due to the decrease in the level of dispositions in 2009 compared to 2008.

Other
Gain on property dispositions decreased to $1.7 million for the year ended December 31, 2009 from $10.6 million for the year ended December 31, 2008. The decrease was primarily due to the recognition in 2008 of gain on the sale of Comcast Center to a joint venture in which the Company retains an interest (see Note 4 to the Company’s Consolidated Financial Statements).
During the year ended December 31, 2009, the Company recognized in continuing operations $98.3 million in impairment charges. These impairment charges primarily result from $78.8 million of impairment charges that the Company recognized in the fourth quarter of 2009 relating to the other-than-temporary decline in fair value below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. During 2009, the Company also wrote off the $15.7 million of goodwill and other intangibles relating to its October 2007 acquisition of Republic Property Trust. There were no similar impairment charges in 2008.
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
Income from discontinued operations decreased to $25.8 million from $32.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease is due to lower operating income and the decrease in gains recognized on sales (net of impairment charges) which were $17.9 million for the year ended December 31, 2009 compared to $23.5 million for the year ended December 31, 2008. These decreases were partially offset by termination fees in discontinued operations which equaled $4.8 million in 2009 and $94,000 in 2008.
As a result of the foregoing, the Company’s net income decreased to $79.0 million for the year ended December 31, 2009 from $180.1 million for the year ended December 31, 2008.
Liquidity and Capital Resources
Overview
The Company anticipates that it will need approximately $50 million to $100 million to fund 2011 development starts. The Company’s 2011 debt maturities total approximately $253 million. The Company anticipates that it will invest $25 million to $75 million in acquisitions in 2011. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations. The Company expects to realize approximately $50 million to $100 million in proceeds from asset sales in 2011.
Activity
As of December 31, 2010, the Company had cash and cash equivalents of $157.9 million, including $49.5 million in restricted cash.
Net cash flow provided by operating activities decreased to $299.0 million for the year ended December 31, 2010 from $302.9 million for the year ended December 31, 2009. This $3.9 million decrease was primarily due to a decrease in operating results related to the decreases in occupancy and rental rates of the Company’s Properties in Operation offset by fluctuations in operating assets and liabilities. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $110.2 million for the year ended December 31, 2010 compared to $10.0 million for the year ended December 31, 2009. The Company funded its development activity including investments in land held for development in 2010 and 2009 with proceeds from property dispositions. This net activity decreased by $65.3 million between 2010 and 2009. In addition, the Company acquired properties for Total Investment of $48.6 million during 2010. There were no acquisitions of properties during 2009.

Net cash used in financing activities was $315.8 million for the year ended December 31, 2010 compared to $74.0 million for the year ended December 31, 2009. This $241.8 million change was primarily due to the decrease in proceeds from the issuance of Common Shares. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2010, a portion of these activities were funded through an unsecured $600 million credit facility (the “$600 million Credit Facility”). In August 2010, the Company replaced the $600 million Credit Facility with a new unsecured $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Financial Services LLC (“S&P”) and Fitch, Inc. (“Fitch”). Based on the Company’s present ratings, borrowings under the Credit Facility are priced at LIBOR plus 230 basis points.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill land development project. At December 31, 2010, the Company had not drawn any funds from a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2010 the Company’s debt to gross assets ratio was 38.3%, and for the year ended December 31, 2010, the fixed charge coverage ratio was 2.7x. Debt to gross assets equals total long-term debt including borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and impairment charges, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2010, $320.7 million in mortgage loans and $2,039.1 million in unsecured notes were outstanding with a weighted average interest rate of 6.0%. The interest rates on $2,319.7 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 8.8%. The weighted average remaining term for the Company’s mortgage loans and unsecured notes is 5.1 years.
The Company’s contractual obligations, as of December 31, 2010, are as follows (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual Obligations (2)	Total	year	1-3 years	3-5 years	5 years

Long-term debt (1)	$2,944,934	$370,493	$797,619	$1,305,905	$470,917
Land purchase obligations	4,825	438	376	2,888	1,123
Operating lease obligations	13,183	866	1,282	750	10,285
Share of debt of unconsolidated joint ventures (1)	388,957	56,097	93,876	30,303	208,681
Joint venture capital commitments	4,087	2,683	1,404	—	—
Tenant contractual obligations	35,654	32,311	1,210	1,678	455
Share of tenant contractual obligations of unconsolidated joint ventures	3,051	3,022	—	29	—
Letter of credit	934	934	—	—	—
Share of letter of credit of unconsolidated joint ventures	1,250	1,250	—	—	—

Total	$3,396,875	$468,094	$895,767	$1,341,553	$691,461

(1)	Includes principal and interest payments. Interest payments assume Credit Facility borrowings and interest rates remain at the December 31, 2010 level until maturity.

(2)	Subsequent to December 31, 2010, the Company committed itself to the development of four buildings. The anticipated Total Investment of these buildings is $145 million.

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
During the period from January 1, 2009 through December 31, 2009, the Company closed on mortgages totaling $330.3 million bearing interest at a weighted average interest rate of 7.1%. The net proceeds of the offering were used to pay outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
In January 2009, the Company satisfied a $20 million 8.125% medium term unsecured note due January 2009.
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
In April 2009, the Company repaid $238.6 million of 7.75% senior notes due April 2009.
In April 2010, the Company repaid $119.3 million of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%.
In August 2010, the Company repaid $169.7 million of 8.50% senior notes due August 2010.
In August 2010, the Company replaced its existing $600 million Credit Facility which was due in January 2011 with the Credit Facility. The Credit Facility is for $500 million. It matures in November 2013. Based upon the Company’s current credit ratings, borrowings under the Credit Facility bear interest at LIBOR plus 230 basis points.
In September 2010, the Company issued $350 million of ten-year, 4.75% senior notes. The net proceeds from this issuance were used to repay borrowings under the Credit Facility and for general corporate purposes.
In November 2008, the quarterly Common Share dividend was decreased to $0.475 per share from $0.625 per share. The Company’s annual Common Share dividend paid was $1.90 per share, $1.90 per share, and $2.50 per share in 2010, 2009, and 2008, respectively.
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.

Off-Balance Sheet Arrangements
As of December 31, 2010, the Company had investments in and advances to unconsolidated joint ventures totaling $171.9 million.
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

Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Reconciliation of net income to FFO — basic
Net income available to common shareholders (1)	$127,762	$56,376	$151,942

Basic — income available to common shareholders	127,762	56,376	151,942
Basic — income available to common shareholders per weighted average share	$1.13	$0.52	$1.62

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	14,927	16,180	16,235
Depreciation and amortization	171,682	170,633	173,400
Gain on property dispositions	(7,626)	(23,197)	(34,336)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(5,998)	(5,801)	(6,606)

Funds from operations available to common shareholders — basic	$300,747	$214,191	$300,635

Basic Funds from operations available to common shareholders per weighted average share	$2.66	$1.99	$3.21

Reconciliation of net income to FFO — diluted
Net income available to common shareholders (1)	$127,762	$56,376	$151,942

Diluted — income available to common shareholders	127,762	56,376	151,942
Diluted — income available to common shareholders per weighted average share	$1.12	$0.52	$1.62

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	14,927	16,180	16,235
Depreciation and amortization	171,682	170,633	173,400
Gain on property dispositions	(7,626)	(23,197)	(34,336)
Noncontrolling interest less preferred share distributions	4,436	2,114	6,669

Funds from operations available to common shareholders — diluted	$311,181	$222,106	$313,910

Diluted Funds from operations available to common shareholders per weighted average share	$2.65	$1.98	$3.20

Reconciliation of weighted average shares:
Weighted average Common Shares — all basic calculations	112,924	107,550	93,615
Dilutive shares for long term compensation plans	682	452	189

Diluted shares for net income calculations	113,606	108,002	93,804
Weighted average common units	3,947	4,018	4,190

Diluted shares for Funds from operations calculations	117,553	112,020	97,994

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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2010 for comparable loans, is greater than the aggregate carrying value by approximately $189.0 million at December 31, 2010.
The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and certain other indebtedness as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2010, the Company’s interest expense would have increased or decreased by $1.4 million. If the interest rate for the fixed rate debt maturing in 2011 was 100 basis points higher or lower than its current rate of 7.25%, the Company’s interest expense would have increased or decreased by $497,000.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited Liberty Property Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Liberty Property Trust and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2011

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2011

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AND UNIT AMOUNTS)

	December 31,
	2010	2009
ASSETS
Real estate:
Land and land improvements	$864,797	$848,988
Building and improvements	4,420,662	4,283,250
Less accumulated depreciation	(1,090,685)	(970,935)

Operating real estate	4,194,774	4,161,303

Development in progress	—	66,714

Land held for development	209,253	218,633

Net real estate	4,404,027	4,446,650

Cash and cash equivalents	108,409	237,446
Restricted cash	49,526	42,232
Accounts receivable	6,898	6,057
Deferred rent receivable	108,933	95,527
Deferred financing and leasing costs, net	141,464	134,309
Investments in and advances to unconsolidated joint ventures	171,916	175,584
Assets held for sale	—	5,564
Prepaid expenses and other assets	71,660	85,574

Total assets	$5,062,833	$5,228,943

LIABILITIES
Mortgage loans	$320,679	$473,993
Unsecured notes	2,039,143	1,842,882
Credit facility	—	140,000
Accounts payable	23,652	31,195
Accrued interest	29,821	31,251
Dividend and distributions payable	56,149	55,402
Other liabilities	154,837	171,051

Total liabilities	2,624,281	2,745,774

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 115,530,608 (includes 1,249,909 in treasury) and 113,875,211 (includes 1,249,909 in treasury) shares issued and outstanding as of December 31, 2010 and 2009, respectively	116	114
Additional paid-in capital	2,560,193	2,509,704
Accumulated other comprehensive (loss) income	(155)	2,339
Distributions in excess of net income	(426,017)	(337,911)

Common shares in treasury, at cost, 1,249,909 shares as of December 31, 2010 and 2009	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,082,186	2,122,295

Noncontrolling interest — operating partnership
3,928,733 and 4,011,354 common units outstanding as of December 31, 2010 and 2009, respectively	67,621	72,294
9,740,000 preferred units outstanding as of December 31, 2010 and 2009	287,959	287,959
Noncontrolling interest — consolidated joint ventures	786	621

Total equity	2,438,552	2,483,169

Total liabilities and equity	$5,062,833	$5,228,943

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2010	2009	2008
OPERATING REVENUE
Rental	$522,263	$516,538	$503,611
Operating expense reimbursement	224,567	222,841	221,840

Total operating revenue	746,830	739,379	725,451

OPERATING EXPENSE
Rental property	155,294	148,392	147,479
Real estate taxes	85,139	85,968	83,047
General and administrative	52,850	51,237	54,462
Depreciation and amortization	173,402	169,818	168,148

Total operating expenses	466,685	455,415	453,136

Operating income	280,145	283,964	272,315

OTHER INCOME (EXPENSE)
Interest and other income	10,039	11,472	13,404
Debt extinguishment gain	—	1,547	2,521
Interest expense	(149,320)	(148,902)	(152,184)

Total other income (expense)	(139,281)	(135,883)	(136,259)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges	140,864	148,081	136,056

Gain on property dispositions	4,616	1,687	10,572
Income taxes	(1,736)	(494)	(1,645)
Equity in earnings of unconsolidated joint ventures	2,296	2,161	2,805
Impairment charges — investment in unconsolidated joint ventures and other	(378)	(82,552)	—
— goodwill	—	(15,700)	—

Income from continuing operations	145,662	53,183	147,788

Discontinued operations (including net gain on property dispositions of $6,857, $17,859 and $23,519 for the years ended December 31, 2010, 2009 and 2008, respectively)	7,713	25,809	32,318

Net income	153,375	78,992	180,106

Noncontrolling interest-operating partnership	(25,448)	(23,125)	(27,681)
Noncontrolling interest-consolidated joint ventures	(165)	509	(483)

Net income available to common shareholders	$127,762	$56,376	$151,942

Earnings per share
Basic:
Income from continuing operations	$1.06	$0.29	$1.29
Income from discontinued operations	0.07	0.23	0.33

Income per common share — basic	$1.13	$0.52	$1.62

Diluted:
Income from continuing operations	$1.05	$0.29	$1.29
Income from discontinued operations	0.07	0.23	0.33

Income per common share — diluted	$1.12	$0.52	$1.62

Weighted average number of common shares outstanding
Basic	112,924	107,550	93,615
Diluted	113,606	108,002	93,804

Amounts attributable to common shareholders
Income from continuing operations	$120,307	$31,478	$120,991
Discontinued operations	7,455	24,898	30,951

Net income available to common shareholders	$127,762	$56,376	$151,942

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

			Accumulated			Total	Noncontroll-	Noncontroll-	Noncontroll-
	Common		Other			Liberty	ing interest-	ing interest-	ing Interest-
	Shares of	Additional	Comprehensive	Distributions	Common	Property Trust	operating-	operating	consolidated
	Beneficial	Paid-In	(Loss)	in Excess of	Shares Held	Shareholders’	partnership-	partnership	joint
	Interest	Capital	Income	Net Income	in Treasury	Equity	Common	Preferred	ventures	Total Equity

Balance at January 1, 2008 (see note 8)	$93	$1,984,145	$21,378	$(116,640)	$(51,951)	$1,837,025	$84,140	$287,960	$517	$2,209,642
Net proceeds from the issuance of common shares	8	206,215	—	—	—	206,223	—	—	—	206,223
Net income	—	—	—	151,942	—	151,942	6,669	21,012	483	180,106
Contributions	—	—	—	—	—	—	176	—	—	176
Distributions	—	—	—	(221,023)	—	(221,023)	(10,131)	(21,013)	130	(252,037)
Noncash compensation	—	9,152	—	—	—	9,152	—	—	—	9,152
Foreign currency translation adjustment	—	—	(26,756)	—	—	(26,756)	—	—	—	(26,756)
Redemption of noncontrolling interests —common units	—	2,216	—	—	—	2,216	(2,216)	—	—	—

	101	2,201,728	(5,378)	(185,721)	(51,951)	1,958,779	78,638	287,959	1,130	2,326,506
Balance at December 31, 2008 (see note 8)
Net proceeds from the issuance of common shares	13	293,845	—	—	—	293,858	—	—	—	293,858
Net income	—	—	—	56,376	—	56,376	2,113	21,012	(509)	78,992
Distributions	—	—	—	(208,566)	—	(208,566)	(7,513)	(21,012)	—	(237,091)
Noncash compensation	—	12,905	—	—	—	12,905	—	—	—	12,905
Foreign currency translation adjustment	—	—	7,717	—	—	7,717	282	—	—	7,999
Redemption of noncontrolling interests — common units	—	1,226	—	—	—	1,226	(1,226)	—	—	—

Balance at December 31, 2009	114	2,509,704	2,339	(337,911)	(51,951)	2,122,295	72,294	287,959	621	2,483,169

Net proceeds from the issuance of common shares	2	37,414	—	—	—	37,416	—	—	—	37,416
Net income	—	—	—	127,762	—	127,762	4,436	21,012	165	153,375
Distributions	—	—	—	(215,868)	—	(215,868)	(7,541)	(21,012)	—	(244,421)

Noncash compensation	—	11,595	—	—	—	11,595	—	—	—	11,595
Foreign currency translation adjustment	—	—	(2,494)	—	—	(2,494)	(88)	—	—	(2,582)
Redemption of noncontrolling interests — common units	—	1,480	—	—	—	1,480	(1,480)	—	—	—

Balance at December 31, 2010	$116	$2,560,193	$(155)	$(426,017)	$(51,951)	$2,082,186	$67,621	$287,959	$786	$2,438,552

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$153,375	$78,992	$180,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,013	172,575	175,236
Amortization of deferred financing costs	6,339	5,101	4,429
Impairment charges — investment in unconsolidated joint ventures and other	957	104,156	3,076
Debt extinguishment gain	—	(1,547)	(2,521)
Equity in earnings of unconsolidated joint ventures	(2,296)	(2,161)	(2,805)
Distributions from unconsolidated joint ventures	657	663	1,660
Gain on property dispositions	(12,052)	(25,450)	(37,167)
Noncash compensation	11,595	12,905	9,152
Changes in operating assets and liabilities:
Restricted cash	(7,294)	(1,189)	(10,903)
Accounts receivable	4,059	4,191	(264)
Deferred rent receivable	(13,581)	(13,414)	(13,482)
Prepaid expenses and other assets	(7,597)	3,699	(35,189)
Accounts payable	(7,399)	(1,099)	(10,913)
Accrued interest	(1,430)	(5,223)	(3,251)
Other liabilities	(389)	(29,338)	4,821

Net cash provided by operating activities	298,957	302,861	261,985

INVESTING ACTIVITIES
Investment in properties	(123,839)	(58,871)	(55,273)
Investments in and advances to unconsolidated joint ventures	(1,870)	(5,132)	(8,410)
Distributions from unconsolidated joint ventures	6,776	20,721	66,660
Net proceeds from disposition of properties/land	35,934	190,534	378,943
Net proceeds from (advances on) grant receivable/escrow	18,917	(23,238)	9,875
Investment in development in progress	(9,265)	(75,246)	(253,835)
Investment in land held for development	(6,086)	(29,391)	(47,906)
Increase in deferred leasing costs	(30,721)	(29,369)	(33,537)

Net cash (used in) provided by investing activities	(110,154)	(9,992)	56,517

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	37,434	293,814	206,349
Proceeds from unsecured notes	366,000	—	—
Repayments of unsecured notes	(169,739)	(287,179)	(20,872)
Proceeds from mortgage loans	743	330,250	2,667
Repayments of mortgage loans	(156,890)	(54,864)	(46,452)
Proceeds from credit facility	338,500	199,150	572,300
Repayments on credit facility	(478,500)	(319,150)	(782,300)
Increase in deferred financing costs	(9,697)	(5,550)	(33)
Distributions paid on common shares	(215,083)	(201,984)	(231,325)
Distributions paid on units	(28,610)	(28,520)	(31,648)

Net cash used in financing activities	(315,842)	(74,033)	(331,314)

(Decrease) increase in cash and cash equivalents	(127,039)	218,836	(12,812)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(1,998)	2,816	(9,383)
Cash and cash equivalents at beginning of year	237,446	15,794	37,989

Cash and cash equivalents at end of year	$108,409	$237,446	$15,794

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at December 31, 2010. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
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
Expenditures directly related to the acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), effective January 1, 2009, certain acquisition-related costs are expensed as incurred. Expenditures for maintenance and repairs are charged to operations as incurred.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investments is determined using a discounted cash flow model which is a Level III valuation under FASB ASC 820, “Fair Value Measurements and Disclosures.” The Company considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized.
During the year ended December 31, 2009, the Company recognized impairment charges related to the decline in the fair values below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. The Company considered the decline in fair value below the carrying value of $78.8 million to be other-than-temporary. The investment in unconsolidated joint ventures was impaired for the following segments as of December 31, 2009 (in thousands):

Segment	Impairment Amount
Midwest	$6,963
Philadelphia/D.C.	64,060
United Kingdom	7,779

Total	$78,802

No impairment losses on unconsolidated joint ventures were recognized during the years ended December 31, 2010 or 2008.
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

Accounts Receivable/Deferred Rent Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments due under the terms of tenant leases. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable and deferred rent receivable balances are collectible. Based on this review, accounts receivable and deferred rent receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance or the deferred rent receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.
A significant tenant has entered into a forbearance agreement with the Company. The forbearance agreement provides for the deferral of the tenant's monthly obligation of $467,000 for the period from December 1, 2010 through June 30, 2011. The Company has reviewed its situation with this tenant and based upon this review and the review of its other tenants, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained.
The allowance for doubtful accounts at December 31, 2010 and 2009 was $11.3 million and $11.1 million, respectively. The Company’s bad debt expense for the years ended December 31, 2010, 2009 and 2008 was $3.9 million, $4.3 million and $4.8 million, respectively.
Goodwill
Goodwill represents the amounts paid in excess of the fair value of the net assets acquired in connection with the acquisition of Republic Property Trust in October 2007. Pursuant to FASB ASC 350, “Intangible — Goodwill and Other” (“ASC 350”), goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic Property Trust, goodwill and other intangibles of $15.7 million were recorded. The goodwill was assigned to the Northern Virginia/Washington, D.C. operation (“reporting unit”) which is part of the Philadelphia/D.C. reportable segment and was included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company assessed goodwill for impairment annually in November and in interim periods if certain events occurred indicating the carrying value may be impaired. The Company performed its analysis for potential impairment of goodwill in accordance with ASC 350, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. The estimated fair value of the reporting unit is determined using a discounted cash flow model which considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. An impairment loss of $15.7 million was recognized during the year ended December 31, 2009 and there is no longer any goodwill in the Company’s consolidated balance sheets. No impairment loss related to goodwill was recognized during the year ended December 31, 2008.
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
Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized on a straight line basis over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.

Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of noncontrolling interest-preferred units.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	2010			2009
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share

Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$120,307	112,924	$1.06	$31,478	107,550	$0.29

Dilutive shares for long-term compensation plans	—	682		—	452

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	120,307	113,606	$1.05	31,478	108,002	$0.29

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	7,455	112,924	$0.07	24,898	107,550	$0.23

Dilutive shares for long-term compensation plans	—	682		—	452

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	7,455	113,606	$0.07	24,898	108,002	$0.23

Basic income per common share
Net income available to common shareholders	127,762	112,924	$1.13	56,376	107,550	$0.52

Dilutive shares for long-term compensation plans	—	682		—	452

Diluted income per common share
Net income available to common shareholders and assumed conversions	$127,762	113,606	$1.12	$56,376	108,002	$0.52

	2008
		Weighted
		Average
	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$120,991	93,615	$1.29

Dilutive shares for long-term compensation plans	—	189

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	120,991	93,804	$1.29

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	30,951	93,615	$0.33

Dilutive shares for long-term compensation plans	—	189

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	30,951	93,804	$0.33

Basic income per common share
Net income available to common shareholders	151,942	93,615	$1.62

Dilutive shares for long-term compensation plans	—	189

Diluted income per common share
Net income available to common shareholders and assumed conversions	$151,942	93,804	$1.62

Dilutive shares for long-term compensation plans represent the vested and unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The anti-dilutive options that were excluded from the computation of diluted income per common share in 2010, 2009 and 2008 were 1,433,000, 2,661,000 and 1,145,000, respectively.
During the year ended December 31, 2010, 315,000 common shares were issued upon the exercise of options.
During the year ended December 31, 2010, individuals acquired 83,000 common shares in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2010 for comparable loans, is greater than the aggregate carrying value by approximately $189.0 million at December 31, 2010.
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
Several of the Company’s subsidiaries are taxable REIT subsidiaries (each a “TRS”) and are subject to federal income taxes. In general, a TRS may perform additional services for tenants and generally may engage in real estate or non-real estate businesses that are not permitted REIT activities. The Company is also taxed in certain states, the United Kingdom, and Luxembourg. Accordingly, the Company has recognized federal, state and foreign income taxes in accordance with US GAAP, as applicable.

There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest or penalties deducted in the current period and no interest and penalties accrued at December 31, 2010 and December 31, 2009.
Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards available of approximately $18.7 million. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2007.
The Federal tax cost basis of the real estate at December 31, 2010 was $5.6 billion and at December 31, 2009 was $5.4 billion.
Share Based Compensation
Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive (loss) income as a separate component of Liberty Property Trust’s shareholders’ equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive (loss) income consists solely of the foreign currency translation adjustments described above. Other comprehensive (loss) income was ($2.6) million, $8.0 million and ($26.8) million for the years ended December 31, 2010, 2009 and 2008, respectively. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive (loss) income and noncontrolling interest-common units.
Recently Issued Accounting Standards
Beginning in the first quarter of 2010, the Company is required to conduct an ongoing assessment to determine whether each entity in which it has an equity interest is a variable interest entity that should be consolidated if certain qualitative factors indicate that the Company has the controlling interest. This accounting change is required to be retroactively applied for all periods presented. The adoption of this requirement did not have a material impact on the Company’s financial statements.

3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2010 and 2009 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2010
Industrial properties	$387,079	$1,882,659	$2,269,738	$463,058
Office properties	477,718	2,538,003	3,015,721	627,627

2010 Total	$864,797	$4,420,662	$5,285,459	$1,090,685

2009
Industrial properties	$375,630	$1,841,359	$2,216,989	$417,694
Office properties	473,358	2,441,891	2,915,249	553,241

2009 Total	$848,988	$4,283,250	$5,132,238	$970,935

Depreciation expense was $147.3 million in 2010, $144.5 million in 2009 and $147.2 million in 2008.
Information on the operating properties the Company sold during the years ended December 31, 2010 and 2009 is as follows:
2010 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	2	63,925	$5,987
Lehigh/Central PA	2	146,800	7,216
New Jersey	1	39,151	5,100
Midwest	1	26,660	523
Mid-Atlantic	1	220,000	3,190
South	3	181,791	7,000

Total	10	678,327	$29,016

2009 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	8	595,712	$43,920
New Jersey	5	379,529	37,564
Midwest	3	338,690	17,540
Mid-Atlantic	9	671,633	51,263
South	4	296,540	15,275

Total	29	2,282,104	$165,562

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

As of December 31, 2010, the joint venture owned 24 industrial properties totaling 3.3 million square feet and 43 acres of developable land.
The Company recognized $611,000, $682,000 and $765,000 in fees for services during the years ended December 31, 2010, 2009 and 2008, respectively.
Kings Hill Unit Trust
The Company has a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company’s United Kingdom reportable segment.
As of December 31, 2010, the joint venture owned 10 office properties and five industrial properties totaling 535,000 square feet.
The Company had a note receivable from Kings Hill Unit Trust for $4.3 million and $4.5 million as of December 31, 2010 and 2009, respectively. The note receivable bears interest at a 9% rate and is due in January 2016. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $147,000 and $270,000 as of December 31, 2010 and 2009, respectively. This related party receivable is reflected in accounts receivable in the Company’s consolidated balance sheets.
Income from fees and interest was $465,000, $492,000 and $603,000 during the years ended December 31, 2010, 2009 and 2008, respectively.
Liberty Illinois, LP
The Company has a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company’s Midwest reportable segment.
As of December 31, 2010, the joint venture owned 15 industrial properties totaling 5.1 million square feet and 342 acres of developable land.
The Company recognized $596,000, $890,000 and $1.2 million in fees for services during the years ended December 31, 2010, 2009 and 2008, respectively.
Blythe Valley JV Sarl
The Company has a 20% interest in Blythe Valley JV Sarl, an entity engaged in the ownership of office properties in the West Midlands, United Kingdom. This joint venture is part of the Company’s United Kingdom reportable segment.
As of December 31, 2010, the joint venture owned 13 office properties totaling 480,000 square feet and 98 acres of developable land.
The Company had a note receivable from Blythe Valley JV Sarl for $8.5 million and $6.9 million as of December 31, 2010 and 2009, respectively. The note receivable bears interest at a 10% rate and is due in December 2017. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheets.
The Company had a receivable from Blythe Valley JV Sarl for $101,000 and $116,000 as of December 31, 2010 and 2009, respectively. This related party receivable is reflected accounts receivable in the Company’s consolidated balance sheets.
The Company recognized $316,000, $376,000 and $449,000 in fees for services during the years ended December 31, 2010, 2009 and 2008, respectively.
Liberty Washington, LP
The Company has a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Northern Virginia and Washington, D.C. This joint venture is part of the Company’s Philadelphia/D.C. reportable segment.

As of December 31, 2010, the joint venture owned 25 office properties totaling 2.6 million square feet and six acres of developable land.
The Company had a payable to Liberty Washington, LP for $236,000 and $900,000 as of December 31, 2010 and 2009, respectively. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheets.
The Company had a receivable from Liberty Washington, LP for $2.0 million as of December 31, 2010. This related party receivable is reflected as a reduction of other liabilities in the Company’s consolidated balance sheet.
The Company recognized $4.0 million, $4.1 million and $5.6 million in interest and fees for services during the year ended December 31, 2010, 2009 and 2008, respectively.
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
The Company had a receivable from this joint venture for $2.6 million and $2.4 million as of December 31, 2010 and 2009, respectively. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet.
The Company had a receivable from this joint venture for $420,000 and $252,000 as of December 31, 2010 and 2009, respectively. This related party receivable is reflected in accounts receivable in the Company’s consolidated balance sheets.
The Company recognized $2.0 million, $1.9 million and $883,000 in fees for services during the years ended December 31, 2010, 2009, and 2008 respectively.
Other Joint Ventures
As of December 31, 2010, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has four operating properties and an investment in land held for development and is part of the Company’s South reportable segment. One of these joint ventures has one operating property, an investment in land held for development and a leasehold interest and is part of the Company’s United Kingdom reportable segment. The other joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company’s United Kingdom reportable segment. As of December 31, 2010, the Company had a $3.1 million note payable due to this joint venture. The note payable is interest free and is due upon written notice from the joint venture.
The Company’s share of each of the joint venture’s earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations.

The condensed balance sheets as of December 31, 2010 and 2009 and statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty Commerz 1701 JFK Boulevard, LP and other unconsolidated joint ventures for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):
Condensed Balance Sheets:

	December 31, 2010
	Liberty			Blythe		Liberty Commerz
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty	1701 JFK
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Boulevard, LP	Other	Total

Real estate assets	$133,443	$183,763	$252,140	$202,544	$909,485	$493,196	$68,614	$2,243,185
Accumulated depreciation	(23,764)	(15,861)	(24,436)	(14,887)	(71,513)	(41,733)	(3,786)	(195,980)

Real estate assets, net	109,679	167,902	227,704	187,657	837,972	451,463	64,828	2,047,205

Land held for development	2,741	—	42,698	36,897	2,000	—	21,848	106,184
Other assets	11,475	6,480	13,514	12,221	55,138	49,457	28,959	177,244

Total assets	$123,895	$174,382	$283,916	$236,775	$895,110	$500,920	$115,635	$2,330,633

Debt	$75,801	$140,859	$140,400	$192,132	$347,990	$324,000	$53,996	$1,275,178
Other liabilities	2,686	41,058	5,897	67,060	34,161	10,775	10,927	172,564
Equity	45,408	(7,535)	137,619	(22,417)	512,959	166,145	50,712	882,891

Total liabilities and equity	$123,895	$174,382	$283,916	$236,775	$895,110	$500,920	$115,635	$2,330,633

Company’s net investment in unconsolidated joint ventures (1)	$10,600	$3,286	$21,959	$2,298	$74,345	$34,355	$25,073	$171,916

	December 31, 2009
				Blythe	Liberty	Liberty Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Real estate assets	$132,016	$190,110	$229,149	$209,869	$777,491	$493,119	$72,954	$2,104,708
Accumulated depreciation	(19,689)	(13,081)	(18,409)	(10,651)	(50,090)	(27,880)	(2,204)	(142,004)

Real estate assets, net	112,327	177,029	210,740	199,218	727,401	465,239	70,750	1,962,704

Development in progress	—	—	21,800	—	111,830	—	—	133,630
Land held for development	2,735	—	42,723	48,013	2,000	—	22,083	117,554
Other assets	11,755	9,855	11,993	12,667	52,722	46,821	34,698	180,511

Total assets	$126,817	$186,884	$287,256	$259,898	$893,953	$512,060	$127,531	$2,394,399

Debt	$76,765	$153,549	$151,270	$199,370	$347,046	$324,000	$54,935	$1,306,935
Other liabilities	2,104	41,826	6,786	51,262	31,706	10,478	17,149	161,311
Equity	47,948	(8,491)	129,200	9,266	515,201	177,582	55,447	926,153

Total liabilities and equity	$126,817	$186,884	$287,256	$259,898	$893,953	$512,060	$127,531	$2,394,399

Company’s net investment in unconsolidated joint ventures (1)	$11,238	$3,198	$19,567	$3,383	$73,369	$36,461	$28,368	$175,584

(1)
Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of impairments related to the Company’s investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

Condensed Statements of Operations:

	Year Ended December 31, 2010
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$17,089	$15,980	$20,160	$13,270	$72,824	$61,444	$7,276	$208,043
Operating expense	7,352	2,471	7,782	3,401	25,614	21,417	1,271	69,308

	9,737	13,509	12,378	9,869	47,210	40,027	6,005	138,735

Interest	(5,879)	(3,078)	(7,966)	(14,783)	(20,486)	(20,445)	(3,485)	(76,122)
Depreciation and amortization	(5,099)	(4,197)	(7,051)	(5,315)	(29,132)	(15,479)	(1,979)	(68,252)
Other income/(expense)	11	(564)	(48)	(289)	165	(781)	20	(1,486)

Net (loss) income	$(1,230)	$5,670	$(2,687)	$(10,518)	$(2,243)	$3,322	$561	$(7,125)

Company’s equity in (loss) earnings of unconsolidated joint ventures	$(107)	$1,317	$(174)	$(1,980)	$1,624	$1,157	$459	$2,296

	Year Ended December 31, 2009
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$18,407	$16,197	$22,191	$13,325	$74,850	$61,094	$4,928	$210,992
Operating expense	6,559	2,649	8,350	6,120	26,159	21,170	2,435	73,442

	11,848	13,548	13,841	7,205	48,691	39,924	2,493	137,550

Interest	(4,992)	(7,674)	(7,469)	(13,084)	(17,086)	(20,455)	(2,915)	(73,675)
Depreciation and amortization	(4,255)	(4,559)	(7,117)	(5,576)	(30,727)	(15,498)	(1,594)	(69,326)
Other income/(expense)	131	(602)	(50)	(175)	280	(378)	156	(638)
Impairment charges	—	—	—	—	(39,380)	—	—	(39,380)

Net income (loss)	$2,732	$713	$(795)	$(11,630)	$(38,222)	$3,593	$(1,860)	$(45,469)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$905	$334	$181	$(1,318)	$1,649	$1,241	$(831)	$2,161

	Year Ended December 31, 2008
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$19,075	$18,057	$22,811	$15,386	$76,552	$43,607	$3,056	$198,544
Operating expense	7,074	2,490	7,003	2,377	24,440	15,080	709	59,173

	12,001	15,567	15,808	13,009	52,112	28,527	2,347	139,371

Interest	(4,522)	(9,900)	(7,833)	(14,253)	(17,670)	(15,454)	(2,057)	(71,689)
Depreciation and amortization	(4,162)	(5,272)	(7,378)	(5,911)	(34,951)	(10,941)	(862)	(69,477)
Other income/(expense)	2,473	(924)	195	(467)	722	191	(96)	2,094
Gain on sale	(3)	—	—	—	—	—	102	99

Net income (loss)	$5,787	$(529)	$792	$(7,622)	$213	$2,323	$(566)	$398

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,645	$167	$549	$(1,370)	$1,288	$685	$(159)	$2,805

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009

Deferred leasing costs	$194,290	$174,693
Deferred financing costs	42,190	40,952
In-place lease value and related intangible asset	26,778	27,054

	263,258	242,699

Accumulated amortization	(121,794)	(108,390)

Total	$141,464	$134,309

6. INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under a credit facility. The weighted average interest rates for the years ended December 31, 2010, 2009 and 2008, were 6.2%, 6.2% and 6.1%, respectively. Interest costs during the years ended December 31, 2010, 2009 and 2008 in the amount of $929,000, $7.6 million and $20.0 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2010, 2009 and 2008, was $145.8 million, $159.7 million and $177.0 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2010, the Company was in compliance with all financial covenants.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the Credit Facility (as defined below) and the related weighted average interest rates at December 31, 2010 are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal		Unsecured	Credit		Interest
	Amortization	Maturities		Notes	Facility	Total	Rate

2011	$6,207	$—		$246,500	$—	$252,707	7.22%
2012	5,070	53,629	(1)	230,100	—	288,799	6.27%
2013	4,582	4,510		—	—	9,092	5.73%
2014	4,965	2,684		200,000	—	207,649	5.66%
2015	4,511	44,469		316,000	—	364,980	5.17%
2016	3,068	182,318		300,000	—	485,386	6.10%
2017	2,317	2,349		296,543	—	301,209	6.61%
2018	—	—		100,000	—	100,000	7.50%
2019	—	—		—	—	—	0.00%
2020	—	—		350,000	—	350,000	4.75%

	$30,720	$289,959		$2,039,143	$—	$2,359,822	5.98%

(1)	There are two one-year extensions for $23,512 of mortgages.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2012 to 2017 are collateralized by and in some instances cross-collateralized by properties with a net book value of $547.9 million.
The interest rates on $2,319.7 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.0 years.
Credit Facility
During 2010, the Company obtained a new $500 million unsecured revolving credit facility (the “Credit Facility”) due November 2013, replacing a $600 million unsecured revolving credit facility (the “$600 million Credit Facility”) due January 2011. Based on the Company’s present ratings, borrowings under the Credit Facility are priced at LIBOR plus 230 basis points. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. There is also a 45 basis point annual facility fee on the current borrowing capacity. The Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%;

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200% and

•	adjusted net operating income from all unencumbered properties to unsecured indebtedness must be greater than 12%.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill land development project. At December 31, 2010, the Company had not drawn any funds from a £7 million revolving credit facility. The facility expires on November 22, 2011.
Activity
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
In August 2010, the Company used proceeds from its $600 million Credit Facility to repay $169.7 million principal value of 8.50% senior notes due August 2010.

In August 2010, the Company replaced its existing $600 million Credit Facility which was due in January 2011 with the Credit Facility. The Credit Facility is for $500 million. It matures in November 2013. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 230 basis points.
In September 2010, the Company issued $350 million of ten-year, 4.75% senior notes. The net proceeds from this issuance were used to repay borrowings under the Company’s Credit Facility and for general corporate purposes.
During the year ended December 31, 2009, the Company satisfied a 7.75% senior note due April 2009 in full by paying $238.6 million in outstanding principal amount and satisfied an 8.125% medium term unsecured note due January 2009 in full by paying $20.0 million in outstanding principal amount.
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
7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$494,328
2012	446,437
2013	389,111
2014	321,221
2015	256,225
Thereafter	817,299

TOTAL	$2,724,621

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. SHAREHOLDERS’ EQUITY
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $222.6 million, $209.6 million and $241.8 million during the years ended December 31, 2010, 2009 and 2008, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $1.90, $1.90 and $2.50 during the years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes the taxability of common share distributions (taxability for 2010 is estimated):

	2010	2009	2008

Ordinary dividend	$1.4812	$1.6772	$2.0186
Qualified dividend	—	—	0.3422
Capital gain — 15%	—	0.0976	0.0664
IRC Sec 1250 unrecapture gain — 25%	0.0128	0.1252	0.0728
Return of capital	0.4060	—	—

Total	$1.9000	$1.9000	$2.500

The Company’s tax return for the year ended December 31, 2010 has not been filed. The taxability information presented for the 2010 distributions is based upon the best available data. The Company’s prior federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Common Shares Held in Treasury
The Company has a share repurchase plan under which the Company may purchase up to $100 million of the Company’s common shares and preferred shares (as defined below).
The Company purchased no common shares under the share repurchase plan during 2010, 2009 or 2008.
Common Units
The common units outstanding as of December 31, 2010 have the same economic characteristics as common shares of the Trust. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one—for-one basis with unregistered common shares of the Trust. The market value of the 3,928,733 common units of the Operating Partnership not held by the Trust based on the closing price of the shares of the Company at December 31, 2010 was $125.4 million.
No common units were issued in connection with acquisitions during 2010, 2009 or 2008. A reclassification from noncontrolling interests — common units to additional paid in capital was made reflecting the effect of the cumulative redemption of common units to common shares in the amount of $38.9 million and $36.7 million at December 31, 2008 and 2007, respectively.
Preferred Units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust
6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
6/30/05	Series F	$50,000	1,000	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
12/15/06	Series G	$27,000	540	$50	6.70%	12/15/11	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust
8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
The Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2010	2009	2008
Distributions (in millions)	$21.0	$21.0	$21.0
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series E	$3.50	$3.50	$3.50
Series F	$3.33	$3.33	$3.33
Series G	$3.35	$3.35	$3.35
Series H	$1.85	$1.85	$1.85
As of December 31, 2010, the Company had 6,273,000 authorized but unissued preferred shares.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2010, 2009, and 2008, 915,363, 304,587, and 1,328,376 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
Continuous Equity Offering
During the years ended December 31, 2009 and 2008, the Company sold common shares pursuant to a continuous offering program. During the years ended December 31, 2009 and 2008, the Company sold 12.8 million and 495,000 common shares, respectively, through this program. The net proceeds from the offering of $283.2 million and $10.8 million for the years ended December 31, 2009 and 2008, respectively, were used for general corporate purposes, including the funding of maturing senior note obligations. The Company did not sell any common shares pursuant to a continuous offering program during 2010.
Sale of Common Shares
In October 2008, the Company sold 4,750,000 common shares. The net proceeds of the offering of $149.5 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
9. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3% of the employees’ salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $788,000, $802,000 and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Share based compensation cost related to options for the years ended December 31, 2010, 2009 and 2008 was $2.0 million, $1.5 million and $1.0 million, respectively.

The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.3%	1.6%	2.7%
Dividend yield	7.6%	8.5%	7.0%
Historical volatility factor	0.357	0.325	0.221
Weighted-average expected life	5 years	5 years	5 years
A summary of the Company’s share option activity, and related information for the year ended December 31, 2010 follows:

		Weighted
		Average
	Options	Exercise
	(000s)	Price
Outstanding at January 1, 2010	3,184	$32.61
Granted	462	32.54
Exercised	(314)	28.06
Forfeited	(9)	22.69

Outstanding at December 31, 2010	3,323	$33.06

Exercisable at December 31, 2010	2,066	$35.87
The weighted average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $5.00, $2.30 and $2.64, respectively. Exercise prices for options outstanding as of December 31, 2010 ranged from $20.32 to $49.74. The weighted average remaining contractual life of the options outstanding and exercisable at December 31, 2010 was 5.6 years and 4.1 years, respectively.
During the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $1.4 million, $1.7 million and $2.6 million, respectively. As of December 31, 2010, 1.0 million of the options outstanding and exercisable had an exercise price higher than the closing price of the Company’s common shares and are considered to have no intrinsic value at that date. As of December 31, 2010, 1.1 million options outstanding and exercisable had an exercise price lower than the closing price of the Company’s common shares. The aggregate intrinsic value of these options was $2.5 million at that date. The total cash received from the exercise of options for the years ended December 31, 2010, 2009 and 2008 was $8.5 million, $4.3 million and $6.5 million, respectively. The Company has historically issued new shares to satisfy share option exercises.
As of December 31, 2010, there was $1.4 million of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.0 years.
Long Term Incentive Shares (“LTI”)
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a five-year period beginning with the first anniversary of the grant.
During 2010, 2009 and 2008, the Company granted Restricted Stock Units to the executive officers pursuant to the 2008 Plan. A portion of the Restricted Stock Unit will vest from 50% to 200% at the end of three years based on whether our total return exceeds the average total returns of a selected group of peer companies (“First Portion”). The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 141%, 175% and 163% as of December 2010, 2009 and 2008, respectively, of the market value of a common share as of the grant date and is amortized over the respective three-year period subject to certain accelerated vesting due to the age and years of service of certain executive officers. Another portion of the Restricted Stock Unit will vest from 50% to 200% at the end of three years based on the amount of the Company’s Funds from operations (“Second Portion”). Targets are established for each of the three years in the relevant award period. Depending on how each year’s performance compares to the projected performance for that year, the Restricted Stock Units are deemed earned and will be payable to the executive officer at the end of the award period. The fair value of Second Portion is based on the market value of a common share as of the grant date and is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that is anticipated to occur at those dates also subject to certain accelerated vesting provisions as described above.

Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2010, 2009 and 2008 were $6.6 million, $8.1 million and $4.4 million, respectively.
The following table shows a summary of the Company’s restricted LTI share activity for the year ended December 31, 2010:

		Weighted Avg.
	Shares	Grant Date
	(000s)	Fair value
Nonvested at January 1, 2010	596	$27.94
Granted	259	32.65
Vested	(124)	31.35
Forfeited	(2)	26.96

Nonvested at December 31, 2010	729	$29.03

The weighted average fair value of restricted shares granted during the years ended December 31, 2010, 2009 and 2008 was $32.65 per share, $20.52 per share and $31.04 per share. As of December 31, 2010, there was $9.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of restricted shares vested during the years ended December 31, 2010, 2009 and 2008 was $3.9 million, $4.4 million and $3.5 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash (“Bonus Shares”). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2010, 2009 and 2008 were 60,238, 80,187 and 83,015, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2010, 2009 and 2008 was $2.0 million, $1.7 million and $2.6 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of common shares depending on Company performance. Shares issued in conjunction with the profit sharing plan for the years ended December 31, 2010, 2009 and 2008 were 17,769, 23,849 and 15,517 shares, respectively. Share-based compensation cost related to the profit sharing plan for the years ended December 31, 2010, 2009 and 2008 was $387,000, $582,000 and $568,000, respectively.
An additional 8,365,493, 9,142,276 and 1,751,912 common shares were reserved for issuance for future grants under the Plan at December 31, 2010, 2009 and 2008, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. There were 19,043, 19,137 and 17,618 shares issued, in accordance with the ESPP, during the years ended December 31, 2010, 2009 and 2008, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2010, 2009 and 2008 was $78,000, $131,000 and $85,000, respectively.
11. COMMITMENTS AND CONTINGENCIES
Environmental Matters
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

Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2010, are as follows (in thousands):

Year	Amount
2011	$290
2012	294
2013	297
2014	294
2015	291
2016 through 2070	10,285

Total	$11,751

Operating ground lease expense incurred by the Company during the years ended December 31, 2010, 2009 and 2008 amounted to $434,000, $460,000 and $486,000, respectively.
Legal Matters
As noted in previous filings, as a result of the Company’s acquisition of Republic Property Trust in October, 2007 the Company was substituted as a party to certain ongoing litigation (the “Republic Litigation”). The Republic Litigation has been settled, and the settlement has not had, and will not have, a material impact on the Company's financial position and results of operations for any period.
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company regularly assesses the liabilities and contingencies in connection with these matters based on the latest available information. For those matters where it is probable that the Company has incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in the Company’s consolidated financial statements. In other cases, because of the uncertainties related to both the probable outcome and amount or range of potential loss, a reasonable estimate of liability, if any, cannot be made. The Company has reviewed the liabilities and contingencies in connection with these matters. As of December 31, 2010, the Company believes that there are no legal proceedings, claims or assessments that are expected to have a material adverse effect on the Company’s business or financial statements.
Other
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.1 million. The Company has not guaranteed any of the principal balance of the debt of the unconsolidated joint ventures.
The Company has guaranteed the interest payments under its mortgage loan for its unconsolidated joint venture Blythe Valley JV Sarl for a maximum of $2.1 million.
The Company has letter of credit obligations of $934,000 related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
The Company is obligated to pay for tenant improvements not yet completed for a maximum of $35.7 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2010 and 2009 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Operating revenue	$185,892	$188,521	$184,274	$188,143	$186,339	$186,069	$182,798	$184,173

Income from continuing operations	35,213	40,226	37,389	32,834	(57,866)	40,318	38,338	32,393

Discontinued operations	1,320	780	2,625	2,988	9,060	10,426	4,874	1,449

Net income	36,533	41,006	40,014	35,822	(48,806)	50,744	43,212	33,842

Income per common share — basic (1)	0.27	0.31	0.30	0.26	(0.46)	0.39	0.35	0.28

Income per common share — diluted (1)	0.26	0.30	0.29	0.26	(0.46)	0.39	0.35	0.28

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
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

The operating information by segment is as follows (in thousands):
YEAR ENDED DECEMBER 31, 2010

	Northeast
		Lehigh/					phila-
	Southeastern	Central	New				delphia /	united
	PA	PA	Jersey	Midwest	mid-atlantic	South	D.C.	kingdom	total
Operating revenue	$181,048	$103,651	$31,957	$78,294	$134,778	$184,280	$28,611	$4,211	$746,830
Rental property expenses and real estate taxes	59,476	26,620	13,624	30,658	41,745	60,315	7,063	932	240,433

Property level operating income	$121,572	$77,031	$18,333	$47,636	$93,033	$123,965	$21,548	$3,279	506,397

Interest and other income									10,039
Interest expense									(149,320)
General and administrative									(52,850)
Depreciation and amortization									(173,402)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges									140,864
Gain on property dispositions									4,616
Income taxes									(1,736)
Equity in earnings of unconsolidated joint ventures									2,296
Impairment charges — investment in unconsolidated joint ventures and other									(378)
Discontinued operations									7,713

Net income									$153,375

YEAR ENDED DECEMBER 31, 2009

	Northeast						phila-
	Southeastern	Lehigh/	New				delphia /	united
	PA	Central PA	Jersey	Midwest	mid-atlantic	South	D.C.	kingdom	total
Operating revenue	$183,057	$99,046	$30,436	$82,816	$136,308	$181,252	$22,061	$4,403	$739,379
Rental property expenses and real estate taxes	58,979	26,807	12,309	31,631	40,245	58,241	5,213	935	234,360

Property level operating income	$124,078	$72,239	$18,127	$51,185	$96,063	$123,011	$16,848	$3,468	505,019

Interest and other income									11,472
Debt extinguishment gain									1,547
Interest expense									(148,902)
General and administrative									(51,237)
Depreciation and amortization									(169,818)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures and impairment charges									148,081
Gain on property dispositions									1,687
Income taxes									(494)
Equity in earnings of unconsolidated joint ventures									2,161
Impairment charges — investment in unconsolidated joint ventures and other									(82,552)
— goodwill									(15,700)
Discontinued operations									25,809

Net income									$78,992

YEAR ENDED DECEMBER 31, 2008

	Northeast						phila-
	Southeastern	Lehigh/	New				delphia /	united
	PA	Central PA	Jersey	Midwest	mid-atlantic	South	D.C.	kingdom	total
Operating revenue	$175,362	$94,176	$31,851	$81,513	$139,175	$169,610	$29,425	$4,339	$725,451
Rental property expenses and real estate taxes	56,810	25,320	12,443	29,817	40,885	56,416	7,791	1,044	230,526

Property level operating income	$118,552	$68,856	$19,408	$51,696	$98,290	$113,194	$21,634	$3,295	494,925

Interest and other income									13,404
Debt extinguishment gain									2,521
Interest expense									(152,184)
General and administrative									(54,462)
Depreciation and amortization									(168,148)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									136,056
Gain on property dispositions									10,572
Income taxes									(1,645)
Equity in earnings of unconsolidated joint ventures									2,805
Discontinued operations									32,318

Net income									$180,106

REAL ESTATE RELATED REVENUES BY TYPE

	Northeast						phila-
Year ended	Southeastern	Lehigh/	New		mid-		delphia /	united
December 31, 2010	PA	Central PA	Jersey	Midwest	atlantic	South	D.C.	kingdom	total
Industrial	$30,177	$91,692	$9,566	$30,258	$53,963	$77,113	$7,588	$1,263	$301,620
Office	150,871	11,959	22,391	48,036	80,815	107,167	21,023	2,948	445,210

Total	$181,048	$103,651	$31,957	$78,294	$134,778	$184,280	$28,611	$4,211	$746,830

	Northeast						phila-
Year ended	Southeastern	Lehigh/	New		mid-		delphia /	united
December 31, 2009	PA	Central PA	Jersey	Midwest	atlantic	South	D.C.	kingdom	total
Industrial	$31,285	$86,399	$9,665	$34,730	$52,662	$78,052	$3,472	$1,294	$297,559
Office	151,772	12,647	20,771	48,086	83,646	103,200	18,589	3,109	441,820

Total	$183,057	$99,046	$30,436	$82,816	$136,308	$181,252	$22,061	$4,403	$739,379

	Northeast						phila-
Year ended	Southeastern	Lehigh/	New		mid-		delphia /	united
December 31, 2008	PA	Central PA	Jersey	Midwest	atlantic	South	D.C.	kingdom	total
Industrial	$32,164	$81,242	$9,745	$33,981	$51,768	$75,419	$2,232	$1,486	$288,037
Office	143,198	12,934	22,106	47,532	87,407	94,191	27,193	2,853	437,414

Total	$175,362	$94,176	$31,851	$81,513	$139,175	$169,610	$29,425	$4,339	$725,451

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast						Phila-	United
	Southeastern	Lehigh/					Delphia /	Kingdom
	PA	Central PA	New Jersey	Midwest	Mid-Atlantic	South	D.C.	(1)	Total
January 1, 2010	$1,079,790	$808,776	$165,426	$531,234	$1,010,119	$1,347,742	$146,650	$42,501	$5,132,238
Additions	15,941	26,367	5,121	9,354	24,956	93,701	22,722	(1,482)	196,680
Dispositions	(11,324)	(3,487)	(5,125)	(2,670)	(9,217)	(11,415)	(221)	—	(43,459)

December 31, 2010	$1,084,407	$831,656	$165,422	$537,918	$1,025,858	$1,430,028	$169,151	$41,019	5,285,459

Accumulated depreciation									(1,090,685)
Land held for development									209,253
Other assets									658,806

Total assets at December 31, 2010									$5,062,833

	Northeast						phila-	United
	Southeastern	Lehigh/					Delphia /	Kingdom
	PA	Central PA	New Jersey	Midwest	Mid-Atlantic	South	D.C.	(1)	Total
January 1, 2009	$1,072,652	$714,514	$179,614	$529,439	$966,730	$1,265,379	$110,380	$38,413	$4,877,121
Additions	10,976	99,233	3,754	11,440	63,173	96,330	36,299	4,088	325,293
Dispositions	(3,838)	(4,971)	(17,942)	(9,645)	(19,784)	(13,967)	(29)	—	(70,176)

December 31, 2009	$1,079,790	$808,776	$165,426	$531,234	$1,010,119	$1,347,742	$146,650	$42,501	5,132,238

Accumulated depreciation									(970,935)
Development in progress									66,714
Land held for development									218,633
Assets held for sale									5,564
Other assets									776,729

Total assets at December 31, 2009									$5,228,943

(1)	United Kingdom additions are impacted by foreign currency translation gain or loss.

14. ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
Discontinued Operations
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $29.0 million, $165.6 million and $80.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues	$3,283	$20,400	$36,468
Operating expenses	(1,446)	(6,130)	(13,873)
Interest expense	(384)	(2,862)	(5,694)
Depreciation and amortization	(597)	(3,458)	(8,102)

Income before property dispositions and impairment charges	$856	$7,950	$8,799

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the years ended December 31, 2010, 2009 and 2008, the Company recognized impairment losses of $957,000, $9.5 million (Excludes $94.5 million impairment charges recognized in 2009 related to investments in unconsolidated joint ventures and goodwill. See Note 2.) and $3.1 million, respectively. The impairment losses are for operating properties or land parcels and were in the segments and for the amounts as indicated below (amounts in thousands):

	Year Ended December 31,
Segment	2010		2009	2008
Northeast	$(52	)(1)	$1,251	$957
Midwest	511		837	1,490
Mid-Atlantic	(239	)(1)	3,992	629
South	360		292	—
Philadelphia/D.C.	377		3,137	—

Total	$957		$9,509	$3,076

(1)	Represents recovery of estimated sales costs on properties sold.
Impairment losses of $327,000 were recognized in the fourth quarter of 2010.
For the year ended December 31, 2010, $579,000 in impairments related to properties sold were included in the caption discontinued operations in the Company’s consolidated statement of operations and $378,000 in impairments were included in the caption impairment charges — investment in unconsolidated joint ventures and other in the Company’s consolidated statement of operations. For the year ended December 31, 2009, $5.8 million in impairments related to properties sold were included in the caption discontinued operations in the Company’s consolidated statement of operations and $3.7 million in impairment was included in the caption impairment charges — investment in unconsolidated joint ventures and other in the Company’s consolidated statement of operations. For the year ended December 31, 2008, $3.1 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2010.

15. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS
The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Write-off of fully depreciated property and deferred costs	$48,373	$76,714	$31,421
Assumption of mortgage loans	2,833	—	—
Increase in investment in unconsolidated joint ventures	—	—	(35,172)
Disposition of properties/development in progress	—	—	173,624
Disposition of deferred financing and leasing costs	—	—	12,526
Decrease in accounts receivable	—	—	7,854
Decrease in deferred rent receivable	—	—	6,580
Decrease in prepaid and other assets	—	—	38,486
Decrease in credit facility	—	—	(152,960)
Decrease in other liabilities	—	—	(50,938)
16. SUBSEQUENT EVENTS
Subsequent to December 31, 2010, the Company started the development, on a speculative basis, of two industrial-flex buildings and it signed leases (one of which is subject to certain approvals) committing it to the development of two 100% leased office buildings. The industrial-flex buildings are expected to contain a total of 103,000 square feet of leasable space and represent an anticipated investment of $15 million. The office buildings are expected to contain a total of 360,000 square feet of leasable space and represent an anticipated investment of $130 million.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—	$5,813,324	$18,874,059	$4,470,131	$5,816,839	$23,340,674	$29,157,514	$2,506,553	2005	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,354,683	107,307	1,348,535	1,455,842	877,850	1980	40 yrs.
2202 Hanger Place	Allentown, PA	—	137,439	—	1,331,299	138,127	1,330,610	1,468,738	932,036	1981	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	2,864,910	726,651	7,878,160	8,604,810	3,526,473	1976	40 yrs.
7339 Industrial Boulevard	Allentown, PA	—	1,187,776	—	6,722,946	1,197,447	6,713,275	7,910,723	2,468,308	1996	40 yrs.
400 Nestle Way	Allentown, PA	18,970,828	8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	10,636,515	1997	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	3,905,038	2,670,673	17,212,622	19,883,295	5,465,956	1988	40 yrs.
700 Nestle Way	Allentown, PA	*	3,473,120	—	20,069,956	4,174,970	19,368,105	23,543,076	6,840,477	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	168,845	269,614	1,012,914	1,282,528	338,583	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	261,433	463,123	1,710,283	2,173,406	593,898	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	305,327	489,749	1,963,418	2,453,167	680,356	1998	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,183,790	1,147,541	7,271,832	8,419,373	2,769,825	1985	40 yrs.
8014 Industrial Boulevard	Allentown, PA	*	4,019,258	—	9,764,666	3,645,117	10,138,806	13,783,924	3,604,517	1999	40 yrs.
705 Boulder Drive	Allentown, PA	*	10,594,027	—	27,314,822	10,596,767	27,312,082	37,908,849	4,358,201	2001	40 yrs.
651 Boulder Drive	Allentown, PA	—	4,308,646	—	17,823,342	4,308,646	17,823,342	22,131,987	4,509,238	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—	2,564,167		8,583,521	2,571,466	8,576,222	11,147,688	2,094,455	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	*	1,025,667		5,339,264	1,035,854	5,329,076	6,364,931	1,261,154	2002	40 yrs.
650 Boulder Drive	Allentown, PA	*	5,208,248		31,373,290	9,961,788	26,619,750	36,581,539	5,431,788	2002	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	1,160,038	2002	40 yrs.
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	439,944	4,722,683	19,362,589	24,085,272	3,051,609	2004	40 yrs.
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,338,593	3,717,733	14,319,942	18,037,675	2,408,923	2004	40 yrs.
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,128,012	7,521,211	26,332,749	33,853,961	3,025,564	2005	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,805,110	458,945	2,804,447	3,263,391	1,544,292	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,195,210	541,459	3,194,547	3,736,005	1,551,623	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,650,618	707,867	2,649,954	3,357,821	1,389,177	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,989,956	560,691	3,789,292	4,349,983	1,745,243	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,731,901	532,047	4,731,122	5,263,169	2,699,255	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,388,842	389,081	3,388,089	3,777,170	1,855,845	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,909,892	422,730	3,909,205	4,331,934	2,236,361	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,251,823	144,248	2,251,075	2,395,323	1,280,943	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	1,851,766	139,480	1,851,102	1,990,582	1,077,744	1985	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	876,165	141,746	875,488	1,017,234	537,148	1985	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,310,686	98,986	1,310,686	1,409,672	771,080	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,918,272	129,142	1,917,583	2,046,726	1,383,382	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,346,983	104,453	1,346,196	1,450,648	731,272	1981	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	410,146	163,735	2,140,411	2,304,146	951,499	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	518,471	119,711	1,952,760	2,072,471	799,236	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,673,590	484,361	1,642,544	2,126,905	711,038	1996	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	357,991	213,879	1,452,928	1,666,807	496,534	1990	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	228,320	1,093,724	4,077,858	5,171,582	1,566,110	1990	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	22,959,664	3,752,293	22,877,627	26,629,920	11,262,597	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	724,193	1985	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,230,418	545,172	3,355,536	3,900,708	1,206,845	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	3,882,696	190,728	4,050,968	4,241,696	1,369,909	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	1,974,113	188,896	2,144,217	2,333,113	805,475	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,378,710	188,721	2,548,988	2,737,710	868,984	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	406,994	212,744	1,226,039	1,438,783	487,499	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	178,233	237,078	1,165,813	1,402,890	416,529	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	244,820	253,886	1,307,701	1,561,587	509,901	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	1,819,815	367,706	1,772,109	2,139,815	715,996	1998	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	8,447,080	804,104	8,118,662	8,922,766	2,225,827	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127		14,010,142	1,099,079	14,007,191	15,106,269	4,337,979	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751		11,450,461	1,766,196	10,414,016	12,180,212	3,067,269	2000	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	5,061,217	435,303	5,060,554	5,495,857	2,536,011	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	4,234,073	197,700	4,233,327	4,431,027	2,047,359	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,596,781	240,732	4,596,118	4,836,850	2,513,686	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,744,301	312,873	3,743,636	4,056,510	1,990,833	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,002,234	212,492	3,001,489	3,213,981	1,625,362	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	645,206	395,459	3,341,747	3,737,206	1,470,232	1986	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	39,300,906	2,310,246	39,253,720	41,563,966	12,053,222	1998	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	1,545,672	709,961	4,887,690	5,597,651	1,196,645	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577		3,538,021	786,382	3,536,216	4,322,598	934,358	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	1,657,571	2,060,644	5,498,593	7,559,238	1,485,015	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	2,021,057	1,264,758	4,380,307	5,645,065	921,844	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,027,173	1,264,758	3,386,423	4,651,181	811,901	2002	40 yrs.
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	5,520,730	2,148,571	5,485,383	7,633,953	817,941	2001	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,370,725	1,430,937	4,414,225	5,845,162	1,454,028	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	1,788,361	1,426,251	7,887,313	9,313,564	2,702,850	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	5,703,158	4,501,247	21,380,506	25,881,752	6,878,070	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	261,265	1,065,068	4,742,909	5,807,977	1,513,549	1986	40 yrs.
750 Park of Commerce Boulevard	Boca Raton, FL	—	2,430,000	—	21,130,343	2,473,406	21,086,937	23,560,343	814,808	2007	40 yrs.
400 Boulder Drive	Breinigsville, PA	—	—		13,408,721	2,865,575	10,543,146	13,408,721	1,685,899	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	7,247,724	8,118,881	26,133,210	34,252,091	3,771,051	2004	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
8201 Industrial Boulevard	Breinigsville, PA	*	2,089,719	—	8,328,910	2,222,168	8,196,461	10,418,629	937,164	2006	40 yrs.
8500 Industrial Bouldvard	Breinigsville, PA	—	8,752,708	—	39,837,821	11,511,499	37,079,030	48,590,529	2,150,385	2007	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	715,965	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	3,893,747	577,067	9,091,650	9,668,717	2,867,338	1984	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,578,366	1,306,811	9,688,794	10,995,605	2,308,621	1994	40 yrs.
20700 Swenson Drive	Brookfield, WI	4,625,546	830,008	12,276,445	781,307	830,999	13,056,761	13,887,759	1,936,272	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	3,994,886	1,023,466	10,754,207	1,006,557	1,025,082	11,759,147	12,784,229	1,893,532	2005	40 yrs.
20935 Swenson Drive	Brookfield, WI	3,442,913	571,389	10,242,091	747,638	572,158	10,988,960	11,561,118	1,762,943	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	4,485,150	675,422	8,947,430	1,169,451	678,637	10,113,666	10,792,303	1,837,207	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,578,596	326,963	646,518	3,903,605	4,550,122	567,573	2006	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	2,241,825	4,095,262	16,282,471	20,377,733	2,728,243	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108		7,113,377	794,874	7,056,611	7,851,485	1,887,538	2001	40 yrs.
95 Kriner Road	Chambersburg, PA	—	8,695,501	—	29,151,481	9,407,871	28,439,111	37,846,982	1,565,316	2006	40 yrs.
12810 Virkler Drive	Charlotte, NC	—	475,368	2,367,586	54,921	475,368	2,422,507	2,897,874	—	2010	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125		5,098,066	955,374	5,068,817	6,024,191	1,247,356	2001	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020		4,720,263	1,129,850	4,451,432	5,581,282	981,750	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	998,791	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	—	864,150	4,427,285	443,733	866,609	4,868,559	5,735,168	798,187	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,174,904	1,950,375	7,236,994	535,346	1,951,135	7,771,580	9,722,715	1,662,280	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	—	1,202,556	5,975,538	1,327,494	1,292,273	7,213,315	8,505,588	1,104,650	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	—	1,292,062	6,456,515	1,276,589	1,292,254	7,732,911	9,025,165	1,267,010	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	966,737	2,014,689	8,511,079	10,525,768	1,414,566	2005	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,188,658	997,570	5,191,088	6,188,658	714,193	2005	40 yrs.
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	10,407,802	1,562,903	10,372,202	11,935,105	375,890	2006	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,861,770	2,746,455	8,119,390	10,865,845	1,389,396	2004	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	4,384,691	765,952	4,377,690	5,143,642	2,390,462	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	5,765,879	920,439	5,745,594	6,666,033	3,551,308	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	1,557,193	1,571,105	6,342,212	7,913,317	3,034,765	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,876,157	341,663	4,909,466	5,251,129	1,668,493	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	669,179	218,542	2,609,815	2,828,356	856,165	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	360,288	243,791	2,524,382	2,768,173	841,490	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	909,725	266,684	3,276,626	3,543,310	1,022,270	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	693,028	299,099	3,347,097	3,646,197	1,085,979	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	953,352	237,779	3,064,187	3,301,966	975,651	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	582,878	296,262	3,211,811	3,508,073	1,075,810	1986	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	2,143,378	2,427,065	9,638,848	12,065,913	3,071,202	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,617,338	1,295,000	3,280,443	4,575,443	822,262	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105		3,716,920	1,295,000	3,380,026	4,675,026	854,267	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105		3,936,052	1,307,300	3,586,857	4,894,157	1,107,901	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,938,014	1,599,259	3,296,861	4,896,120	585,317	2000	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	14,959,075	3,142,376	3,922,382	18,096,163	22,018,545	3,483,259	2006	40 yrs.
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	7,741,067	3,166,951	8,439,964	11,606,915	893,106	2006	40 yrs.
1250 Hall Court	Deer Park, TX	2,887,908	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	537,788	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	126,879	598,918	3,770,065	4,368,983	556,253	2006	40 yrs.
190 Parkway West	Duncan, SC	—	551,663	3,310,993	209,022	552,211	3,519,466	4,071,678	493,195	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	940,104	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	5,851,990	318,001	976,393	6,169,031	7,145,424	718,293	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,366,266	1,103,860	3,393,423	4,497,283	1,019,172	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	960,674	462,876	5,112,465	5,575,340	1,578,052	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	2,094,867	1,289,215	6,489,535	7,778,750	2,282,668	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	1,066,844	768,344	2,256,509	3,024,853	669,661	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	407,233	118,300	1,494,781	1,613,081	498,869	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	253,930	142,399	1,562,429	1,704,828	468,136	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	279,138	108,610	1,277,142	1,385,752	434,055	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	480,014	270,584	2,966,999	3,237,582	1,098,940	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	391,586	285,464	3,015,393	3,300,857	1,115,447	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	807,298	264,419	3,235,815	3,500,235	1,151,828	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	928,780	336,481	4,021,187	4,357,668	1,267,456	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	22,099,352	2,938,372	22,073,370	25,011,743	7,401,528	1999	40 yrs.
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,987,320	1,916,609	5,571,353	7,487,962	693,360	2006	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	623,355	760,525	3,878,113	4,638,638	1,490,532	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	128,371	2,188,525	3,917,133	6,105,657	1,245,568	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	1,980,136	1,230,965	6,054,200	7,285,165	1,951,366	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,822,802	1,956,273	4,822,802	6,779,075	1,592,158	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	1,122,027	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,145,948	993,101	3,282,810	4,275,911	1,029,470	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829		4,191,274	1,739,966	3,777,137	5,517,103	973,945	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517		8,510,179	3,000,555	6,521,141	9,521,696	1,891,508	2001	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	761,228	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687		3,782,331	1,718,407	2,980,611	4,699,018	712,167	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925		5,226,016	1,599,757	5,027,185	6,626,941	837,201	2000	40 yrs.
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	53,337	10,243,977	10,898,042	21,142,019	1,045,470	2007	40 yrs.
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	6,154,082	3,023,417	5,027,709	8,051,126	(245,874)	2006	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
180 Sheree Boulevard	Exton, PA	4,912,627	2,647,861	11,334,403	2,113,356	2,649,426	13,446,194	16,095,620	1,715,054	2007	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	157,281	524,390	1,112,644	1,637,033	305,730	1982	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,290,952	2,826,994	8,230,889	11,057,884	1,043,789	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	329,544	1,267,937	2,546,260	3,814,197	411,754	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	7,453,925	1,790,041	9,600,633	11,390,674	838,469	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	447,001	1,650,703	2,364,038	4,014,741	367,824	2005	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	35,619,946	51,390,540	15,920,254	36,374,955	66,555,784	102,930,739	7,272,746	2006	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	591,074	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,604,227	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	9,612,936	3,414,989	12,012,675	15,427,663	2,215,114	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,188,682	625,111	5,343,586	5,968,696	1,950,986	1985	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	3,060,575	743,898	7,560,382	8,304,280	2,513,321	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	241,155	771,029	3,925,588	4,696,617	1,463,680	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,199,335	483,263	3,159,557	3,642,820	1,077,363	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,561,112	1,075,620	10,558,388	11,634,008	3,773,270	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	960,055	670,292	4,799,300	5,469,591	1,558,839	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,428,858	1,010,044	8,580,567	9,590,611	3,022,299	1990	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	754,889	1,083,006	6,790,542	7,873,548	1,208,027	2004	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911		6,273,615	515,542	6,270,984	6,786,525	1,105,261	2003	40 yrs.
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,545,588	825,529	3,538,173	4,363,702	291,245	2006	40 yrs.
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	13,779,580	3,712,683	11,614,708	15,327,391	707,040	2006	40 yrs.
7 Research Drive	Greenville, SC	—	—	17,091,882	4,405	—	17,096,287	17,096,287	1,721,813	2007	40 yrs.
1487 South Highway 101	Greer, SC	—	464,237	—	5,631,587	1,301,738	4,794,086	6,095,824	232,720	2007	40 yrs.
11841 Newgate Boulevard	Hagerstown, MD	—	3,356,207	—	30,555,755	9,741,685	24,170,277	33,911,962	1,082,575	2008	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,430,422	974,675	7,010,291	7,984,966	2,256,731	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	1,149,934	1,097,368	7,910,712	9,008,080	2,531,828	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,535,913	212,694	1,530,586	1,743,281	487,934	1999	40 yrs.
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	7,819,255	1,128,829	8,340,849	9,469,678	1,060,866	2006	40 yrs.
21 Enterprise Parkway	Hampton, VA	—	263,668	8,167,118	640,550	265,719	8,805,617	9,071,336	2,253,821	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	369,221	710,486	3,320,652	4,031,139	650,590	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	25,658	1,104,359	1,985,329	3,089,688	594,468	1983	40 yrs.
7361 Coca Cola Drive	Hanover, MD	—	2,245,187	—	9,353,170	3,822,710	7,775,647	11,598,357	345,579	2004	40 yrs.
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	28,367,702	9,368,557	26,742,945	36,111,502	3,446,033	2005	40 yrs.
500 McCarthy Drive	Harrisburg, PA	*	5,194,872	19,991,436	4,518,658	5,687,013	24,017,953	29,704,966	4,595,442	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,109,626	373,502	1,879,822	2,253,325	665,989	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,620,276	315,614	1,425,991	1,741,605	442,317	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	20,677,603	2,042,159	19,437,347	21,479,505	6,672,869	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	3,393,949	235,698	3,392,816	3,628,513	1,449,631	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,466,168	320,450	2,465,007	2,785,457	1,255,878	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,111,872	231,692	2,110,803	2,342,494	1,068,491	1989	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,376,534	183,888	2,375,456	2,559,344	1,129,562	1989	40 yrs.
4328, 4336 Federal Drive	High Point, NC	3,314,214	521,122	—	7,328,753	825,092	7,024,783	7,849,875	4,317,782	1995	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,656,217	173,623	2,966,595	3,140,218	1,260,185	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	669,468	597,368	5,490,600	6,087,969	2,180,600	1989	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,033,400	283,368	2,033,028	2,316,396	799,262	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,057,225	132,655	1,068,231	1,200,886	382,264	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,037,383	545,627	2,777,638	3,323,265	880,113	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,466,427	265,991	2,302,808	2,568,799	844,753	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,092,124	173,889	1,984,966	2,158,855	684,926	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,226,497	276,038	2,214,497	2,490,534	600,059	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,447,995	500,980	3,446,515	3,947,495	1,151,155	2000	40 yrs.
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	6,127,302	791,880	5,429,696	6,221,576	492,375	2005	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203		3,263,729	526,266	2,859,666	3,385,932	1,018,058	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106		3,432,266	431,106	3,101,266	3,532,372	1,043,576	2001	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232		1,682,549	378,101	1,398,680	1,776,781	441,483	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320		7,016,383	984,672	6,204,031	7,188,704	1,580,430	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943		3,007,486	611,166	2,614,263	3,225,429	627,812	2002	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,780,599	511,869	2,778,730	3,290,599	433,881	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,584,254	505,700	3,186,140	3,691,840	523,533	2004	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,973,021	665,239	1,307,782	1,973,021	147,305	2004	40 yrs.
4475 Premier Drive	High Point, NC	—	748,693	—	6,801,791	1,525,421	6,025,063	7,550,484	374,361	2006	40 yrs.
100 Witmer Road	Horsham, PA	—	3,102,784	—	20,104,942	3,764,784	19,442,942	23,207,726	4,720,873	1996	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,039,073	1,408,041	3,964,674	5,372,715	1,368,709	1998	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	558,090	180,459	1,999,563	2,180,022	626,642	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,804,507	282,493	4,061,015	4,343,508	1,362,227	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,343,251	1,265,363	9,127,132	10,392,495	3,411,586	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	9,979,535	1,939,712	9,105,774	11,045,486	2,506,444	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,184,244	638,513	6,995,567	7,634,080	2,350,191	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,159,203	629,944	6,892,431	7,522,375	2,706,844	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,844,399	629,944	7,577,633	8,207,577	3,290,787	1990	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	378,615	1,058,901	5,722,221	6,781,122	1,966,851	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,541,736	1982	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	594,916	330,111	3,576,586	3,906,696	1,236,229	1974	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,040,774	393,019	4,351,791	4,744,810	1,183,589	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,143,504	489,032	5,269,655	5,758,687	1,871,705	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	931,107	294,673	3,594,829	3,889,502	1,251,908	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	348,986	270,906	2,797,486	3,068,392	967,476	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	1,781,426	464,871	5,733,397	6,198,268	1,675,874	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,748,169	270,282	4,189,445	4,459,727	1,431,794	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	982,690	436,952	4,931,653	5,368,605	1,693,057	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	117,388	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,344,093	732,552	7,152,520	7,885,072	2,457,858	1977	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	894,621	208,140	1,790,091	1,998,231	572,733	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	724,193	451,731	3,794,535	4,246,266	1,188,157	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	1,144,743	452,251	4,209,443	4,661,693	1,430,849	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	2,188,624	558,142	6,994,139	7,552,281	2,252,157	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,412,155	673,041	8,188,524	8,861,565	2,968,854	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	441,510	255,528	2,589,008	2,844,536	838,125	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	2,077,571	502,705	6,618,168	7,120,873	1,874,297	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	2,033,132	376,475	5,364,892	5,741,368	2,168,644	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,433,284	583,628	7,303,511	7,887,138	2,566,697	1981	40 yrs.
104 Witmer Road	Horsham, PA	—	1,248,148	—	597,911	189,793	1,656,266	1,846,059	512,431	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	2,012,789	380,802	5,445,547	5,826,349	1,789,949	1983	40 yrs.
719 Dresher Road	Horsham, PA	—	493,426	2,812,067	207,803	495,112	3,018,184	3,513,297	965,932	1987	40 yrs.
4 Walnut Grove	Horsham, PA	—	2,515,115	—	10,809,109	2,515,115	10,809,109	13,324,224	2,926,610	1999	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	1,363,559	1985	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	1,790,780	2,565,140	4,798,056	7,363,195	1,361,027	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151		17,473,670	4,138,577	16,862,244	21,000,821	3,245,331	2001	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	850,586	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,797,278	182,400	8,614,878	8,797,278	1,796,267	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	630,669	1,140,597	2,651,574	3,792,171	581,561	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	364,660	471,171	1,275,332	1,746,503	334,557	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,531,087	1,322,317	4,063,231	5,385,547	1,132,169	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	431,004	709,967	1,802,108	2,512,075	277,846	2003	40 yrs.
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,525,660	2,631,956	18,525,400	21,157,356	1,577,227	2006	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	4,724,241	1,607,977	4,723,501	6,331,479	2,500,825	1988	40 yrs.
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,408,030	1,131,380	13,725,650	14,857,030	5,058,217	1988	40 yrs.
767 Electronic Drive	Horsham, PA	—	1,229,685	—	2,436,397	1,241,970	2,424,112	3,666,082	972,152	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	*	363,339	2,509,186	163,721	363,339	2,672,908	3,036,247	859,120	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	*	438,853	3,030,396	339,899	438,853	3,370,294	3,809,147	1,178,648	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	*	289,000	3,559,857	246,977	289,000	3,806,834	4,095,834	1,111,779	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	*	293,534	3,036,269	146,851	306,147	3,170,506	3,476,653	834,764	1999	40 yrs.
16680 Central Green Boulevard	Houston, TX	*	311,952	—	4,153,893	492,869	3,972,975	4,465,845	368,224	2001	40 yrs.
16605 Air Center Boulevard	Houston, TX	*	298,999		3,328,180	496,186	3,130,994	3,627,180	685,028	2002	40 yrs.
10739 West Little York Road	Houston, TX	*	797,931	5,950,894	148,370	799,560	6,097,635	6,897,195	1,286,211	1999	40 yrs.
10735 West Little York Road	Houston, TX	*	1,110,988	6,351,946	1,638,126	1,135,483	7,965,577	9,101,060	1,512,982	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	*	2,290,001	15,297,141	1,927,534	2,290,002	17,224,674	19,514,676	3,288,526	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	*	—	—	2,887,715	414,691	2,473,024	2,887,715	419,524	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	*	638,453	3,258,815	653,425	638,477	3,912,215	4,550,692	876,801	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	*	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	947,067	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	*	2,774,995	6,364,767	1,143,271	2,775,021	7,508,011	10,283,032	1,432,118	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	*	284,403	—	4,495,522	503,779	4,276,146	4,779,925	583,405	2005	40 yrs.
1646 Rankin Road	Houston, TX	*	329,961	—	4,895,132	592,234	4,632,859	5,225,093	789,638	2005	40 yrs.
8301 Fallbrook Drive	Houston, TX	*	4,515,862	—	23,946,674	5,877,884	22,584,652	28,462,536	1,625,499	2006	40 yrs.
5200 N. Sam Houston Parkway	Houston, TX	*	1,519,458	7,135,548	3,490,870	1,520,074	10,625,802	12,145,877	1,061,203	2007	40 yrs.
5250 N. Sam Houston Parkway	Houston, TX	*	2,173,287	8,868,256	2,265,109	2,173,942	11,132,710	13,306,652	971,211	2007	40 yrs.
11201 Greens Crossing Boulevard	Houston, TX	*	1,006,194	5,412,584	2,687,416	1,008,542	8,097,651	9,106,193	877,726	2007	40 yrs.
850 Greens Parkway	Houston, TX	*	2,893,405	11,593,197	2,680,294	2,899,861	14,267,034	17,166,895	1,122,286	2007	40 yrs.
860 Greens Parkway	Houston, TX	*	1,399,365	6,344,650	1,524,550	1,374,012	7,894,553	9,268,565	642,653	2007	40 yrs.
10301 Round Up Lane	Houston, TX	—	545,501	2,927,700	189,451	545,501	3,117,150	3,662,651	—	2010	40 yrs.
10305 Round Up Lane	Houston, TX	—	1,340,609	7,489,720	621,689	1,340,609	8,111,408	9,452,017	—	2010	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,948,585	1,861,025	9,293,506	11,154,531	2,644,871	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	2,495,995	3,269,948	16,047,365	19,317,313	3,060,651	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	1,182,528	2,077,949	9,953,094	12,031,044	2,296,058	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	3,212,810	2,211,969	11,028,852	13,240,821	1,584,542	2003	40 yrs.
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	13,368,615	3,542,881	27,554,885	31,097,766	4,709,104	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	705,184	615,096	3,161,959	3,777,055	507,444	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	76,921	314,572	1,356,807	1,671,380	181,978	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	9,784,270	913,013	9,778,061	10,691,074	3,210,331	1989	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,395,612	974,959	5,387,205	6,362,164	2,809,899	1987	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	2,286,322	774,020	8,069,302	8,843,322	3,685,361	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	2,174,368	827,420	8,033,948	8,861,368	3,162,603	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,328,602	749,811	1,977,048	2,726,859	809,178	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	2,984,235	853,981	2,837,188	3,691,169	1,111,945	1996	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,339,915	418,093	7,921,822	8,339,915	2,551,053	1998	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,237,846	1996	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized	Date of				Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	3,583,342	846,461	3,577,877	4,424,338	1,312,357	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,099,770	780,486	2,893,482	3,673,968	1,065,864	1999	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	903,983	1,002,704	4,955,438	5,958,142	2,027,804	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	182,927	624,215	3,169,178	3,793,392	1,137,378	1987	40 yrs.
4801 Executive Park Court — 100	Jacksonville, FL	—	554,993	2,993,277	280,904	554,542	3,274,631	3,829,174	1,058,497	1990	40 yrs.
4801 Executive Park Court — 200	Jacksonville, FL	—	370,017	1,995,518	186,685	370,039	2,182,181	2,552,220	737,616	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	657,134	370,039	3,702,428	4,072,467	1,264,353	1990	40 yrs.
6602 Executive Park Court — 100	Jacksonville, FL	—	388,519	2,095,293	293,659	388,541	2,388,930	2,777,471	816,571	1993	40 yrs.
6602 Executive Park Court — 200	Jacksonville, FL	—	296,014	1,596,347	388,955	296,032	1,985,284	2,281,316	674,612	1993	40 yrs.
6631 Executive Park Court — 100	Jacksonville, FL	—	251,613	1,356,849	379,477	251,627	1,736,312	1,987,939	782,928	1994	40 yrs.
6631 Executive Park Court — 200	Jacksonville, FL	—	406,561	2,195,070	400,092	407,043	2,594,680	3,001,723	927,069	1994	40 yrs.
4815 Executive Park Court — 100	Jacksonville, FL	—	366,317	1,975,393	106,854	366,339	2,082,225	2,448,564	710,529	1995	40 yrs.
4815 Executive Park Court — 200	Jacksonville, FL	—	462,522	2,494,397	350,687	462,549	2,845,056	3,307,606	885,962	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	50,343	601,401	3,292,711	3,894,112	1,094,002	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	609,686	555,213	3,302,777	3,857,989	1,148,284	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	272,737	551,250	3,401,098	3,952,348	1,064,669	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	1,896,775	877,964	4,257,517	5,135,481	1,580,051	1986	40 yrs.
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	13,024,417	2,287,152	12,826,612	15,113,764	902,933	1998	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	7,893,940	1,168,062	8,025,079	9,193,141	2,385,293	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,257,563	641,272	3,254,446	3,895,717	956,755	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,311,699	662,559	2,649,140	3,311,699	638,611	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	815,879	853,704	4,325,708	5,179,412	1,302,193	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202		7,870,835	1,665,915	7,504,122	9,170,037	2,290,667	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060		2,639,416	680,766	2,350,710	3,031,476	604,262	2002	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,433,694	4,269,346	21,000,880	25,270,226	3,613,901	2005	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	5,732,526	1,210,137	5,451,025	6,661,162	1,707,805	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,415,377	717,001	7,231,499	7,948,499	2,853,747	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,023,707	705,317	8,761,195	9,466,511	2,769,154	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	7,153,361	1,187,900	14,121,413	15,309,313	1,001,048	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,590,663	350,874	1,636,967	1,987,841	446,303	1998	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	7,770,167	952,911	14,492,996	15,445,907	5,467,867	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	6,936,819	952,361	13,659,650	14,612,010	4,892,817	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	784,645	236,432	2,640,897	2,877,328	1,034,596	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	263,517	217,809	2,022,931	2,240,740	734,434	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,643,566	867,815	3,540,121	4,407,936	1,092,503	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,282,774	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,580,729	592,886	2,497,422	3,090,309	980,216	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	1,152,908	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	8,386,799	1,132,519	8,364,391	9,496,911	2,455,413	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	977,199	776,496	4,116,267	4,892,763	1,287,288	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	7,956,354	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	4,621,206	978,402	4,662,804	5,641,206	1,516,106	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	17,600,911	2,413,514	15,187,397	17,600,911	3,744,703	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	1,133,697	2000	40 yrs.
180 South Warner Drive	King of Prussia, PA	—	—	—	9,533,659	—	9,533,659	9,533,659	99,167	2009	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	2,515,288	458,232	5,742,256	6,200,488	2,703,554	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,039,347	461,909	4,292,237	4,754,147	1,763,715	1980	40 yrs.
3100 Horizon Drive	King of Prussia, PA	—	601,956	—	1,758,484	611,436	1,749,005	2,360,441	624,398	1995	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,830,072	1,223,875	2,811,036	4,034,911	970,905	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,476,299	946,703	2,721,045	3,667,748	818,211	1997	40 yrs.
11425 State Highway 225	LaPorte, TX	*	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	461,715	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	*	2,561,931	9,695,493	184,312	2,566,047	9,875,690	12,441,736	1,075,351	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,510,456	779,330	5,624,568	6,403,897	1,004,672	2004	40 yrs.
8500 Willard Drive	Lehigh, PA	—	6,398,815	—	21,794,707	7,627,526	20,565,997	28,193,522	1,359,631	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	44,324,333	11,254,716	44,319,167	55,573,883	5,774,422	2005	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(649,436)	373,203	1,175,284	1,548,487	640,074	1988	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	2,047,678	6,083,206	14,391,831	20,475,037	4,729,802	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,051,620	795,831	4,050,932	4,846,763	2,511,028	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	14,959,980	1,837,878	14,959,152	16,797,030	10,849,584	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,365,913	449,447	2,365,241	2,814,688	1,638,179	1977	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	437,856	406,421	4,031,435	4,437,856	1,620,776	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	578,651	588,384	3,225,253	3,813,637	2,264,448	1989	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,051,932	1,337,076	12,564,432	13,901,508	5,780,886	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	448,271	419,460	4,240,841	4,660,301	1,406,540	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,594,859	684,200	7,776,520	8,460,720	2,644,135	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,081,159	1,676,470	15,841,503	17,517,973	6,710,183	1998	40 yrs.
3 Country View Road	Malvern, PA	—	814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	1,447,364	1998	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	1,571,119	321,473	1,440,760	1,762,233	480,323	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	1,616,195	234,922	1,572,387	1,807,309	508,813	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,316,168	4,749,748	14,946,641	19,696,389	6,333,780	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,709,379	1,451,139	6,578,865	8,030,004	2,967,620	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,848	2,171,080	8,098,519	10,269,598	3,451,850	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,216,674	2,158,337	8,072,087	10,230,424	3,425,023	1999	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	1,230,874	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,227,678	708,331	3,015,644	3,723,975	947,673	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	7,048,952	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,668,182	5,405,042	11,668,182	17,073,224	2,050,056	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	441,767	832,244	1,774,439	2,606,683	377,847	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,339,789	724,846	5,339,001	6,063,847	2,671,964	1985	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	7,172,977	1,055,243	7,172,152	8,227,395	3,591,164	1989	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,569,322	643,892	5,589,712	6,233,604	3,088,228	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	2,839,137	519,742	2,791,760	3,311,501	1,459,917	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	4,998,361	1,012,843	4,922,731	5,935,573	2,592,952	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,233,318	325,775	3,230,461	3,556,236	1,979,657	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,112,784	323,792	3,112,964	3,436,755	1,723,526	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,309,203	466,413	5,308,329	5,774,742	3,213,237	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	4,583,549	505,458	4,582,702	5,088,160	2,988,275	1983	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816	374,497	1,338,945	1,713,442	832,359	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,370,515	531,534	2,369,710	2,901,244	1,428,758	1984	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,846,006	397,948	2,845,189	3,243,137	1,717,478	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	4,316,950	177,317	4,316,068	4,493,385	2,563,412	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,134,390	215,818	4,133,578	4,349,395	2,481,839	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	6,715,903	382,361	6,715,086	7,097,447	4,337,741	1983	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	1,680,547	332,216	1,679,723	2,011,939	1,099,532	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	2,787,619	509,899	2,786,796	3,296,694	1,670,677	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,708,843	524,230	3,708,143	4,232,373	1,937,657	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	350,938	128,783	350,281	479,064	310,396	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	128,206	143,074	—	618,372	143,811	617,635	761,446	441,406	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,484,101	888,359	5,483,406	6,371,765	3,660,279	1978	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	9,533,661	1,369,003	9,532,917	10,901,920	6,153,357	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,298,902	128,767	1,300,824	1,429,591	812,221	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,603,724	626,068	2,602,804	3,228,871	1,752,418	1981	40 yrs.
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	659,141	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	5,099,729	884,974	14,365,179	15,250,153	8,205,995	1989	40 yrs.
5 Country View Road	Malvern, PA	—	785,168	4,678,632	859,306	786,235	5,536,870	6,323,106	2,413,402	1985	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	851,435	513,250	3,753,340	4,266,590	1,116,812	1989	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	3,430,681	271,743	7,195,325	7,467,068	2,991,309	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	1,000,645	96,161	2,317,433	2,413,594	913,561	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402		3,665,348	317,799	3,416,951	3,734,750	1,282,570	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	940,855	327,554	2,474,627	2,802,181	1,068,512	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	2,631,930	1,069,838	7,412,092	8,481,930	2,061,080	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	2,702,827	1,069,838	7,482,990	8,552,827	3,327,490	1988	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,338,692	430,909	2,327,514	2,758,423	335,918	2003	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,890,851	506,318	2,941,708	3,448,026	444,608	2004	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	328,453	1,711,964	7,176,310	8,888,274	2,177,967	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	611,440	394,938	2,948,434	3,343,371	1,136,137	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	349,777	443,101	2,704,175	3,147,276	867,142	1986	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	475,651	385,305	2,823,221	3,208,526	1,022,821	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	134,458	619,465	2,755,926	3,375,391	818,665	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,121,832	350,628	3,515,945	3,866,572	887,795	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443		10,406,336	491,531	10,149,249	10,640,780	3,506,918	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	48,494	341,698	1,576,042	1,917,740	429,338	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	655,767	532,370	3,897,257	4,429,627	1,320,028	1984	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000		7,542,950	1,801,024	7,541,926	9,342,950	1,929,894	2003	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,826,790	914,760	2,912,030	3,826,790	333,900	2005	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	2,433,469	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558		7,982,141	1,038,197	8,007,502	9,045,699	2,683,502	2002	40 yrs.
4700 Nathan Lane N — Expansion	Minneapolis, MN	—	—	—	13,170,503	—	13,170,503	13,170,503	453,689	2008	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,814,360	2,177,953	11,759,701	13,937,654	2,599,590	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,198,281	829,263	8,597,077	9,426,340	2,804,794	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,010,460	883,895	9,993,805	10,877,700	3,439,643	1985	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,500,922	2,022,153	12,846,802	14,868,955	4,233,890	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,330,445	2,022,152	13,687,587	15,709,739	4,715,477	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	18,619,103	2,980,689	18,598,924	21,579,613	5,960,178	2000	40 yrs.
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	15,562,898	6,265,000	15,502,305	21,767,305	610,702	2007	40 yrs.
324 Park Knoll Drive	Morrisville, NC	*	1,449,092	4,424,932	271,387	1,449,450	4,695,961	6,145,411	471,106	2007	40 yrs.
619 Distribution Drive	Morrisville, NC	*	1,031,430	5,655,167	341,601	1,031,685	5,996,513	7,028,198	583,893	2007	40 yrs.
627 Distribution Drive	Morrisville, NC	*	1,061,370	5,152,110	359,118	1,061,632	5,510,966	6,572,598	498,992	2007	40 yrs.
701 Distribution Drive	Morrisville, NC	*	1,300,889	5,313,226	207,183	1,301,211	5,520,088	6,821,298	558,602	2007	40 yrs.
323 Park Knoll Drive	Morrisville, NC	2,828,450	1,071,600	4,397,807	103,718	1,071,600	4,501,525	5,573,125	—	2010	40 yrs.
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	16,883,907	3,758,270	16,856,207	20,614,477	1,110,722	2006	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,350,519	1,098,904	6,251,616	7,350,519	1,257,353	2004	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,881,267	539,060	3,854,327	4,393,387	585,570	2001	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	2,583,731	2003	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	4,586,987	2,970,687	6,026,071	8,996,757	818,387	2006	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	3,472,518	512,018	7,960,500	8,472,518	3,156,097	1987	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	229,583	311,950	4,623,118	4,935,068	1,835,463	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	775,089	362,855	4,059,850	4,422,706	1,758,052	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	1,084,817	290,545	3,596,655	3,887,200	1,445,408	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	1,932,794	450,558	5,006,486	5,457,044	1,718,328	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	318,526	234,151	2,341,209	2,575,360	776,000	1985	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	539,621	234,814	2,534,719	2,769,533	872,377	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	1,340,796	286,587	3,815,616	4,102,203	1,153,126	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	564,777	288,577	3,111,314	3,399,891	1,091,545	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	—	430,990	3,714,828	1,238,899	430,990	4,953,727	5,384,717	1,840,336	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,137,988	569,184	3,063,139	3,632,322	1,190,427	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,050,418	310,831	4,848,162	5,158,993	1,934,061	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	1,478,335	1,057,763	5,670,162	6,727,925	1,926,168	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	1,961,528	701,705	5,467,180	6,168,886	2,265,945	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,705,164	470,659	3,591,492	4,062,151	1,295,054	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515		3,428,278	144,515	3,428,278	3,572,793	1,076,681	2001	40 yrs.
27th Street	Oak Creek, WI	—	348,280	—	4,295,405	696,690	3,946,995	4,643,685	165,695	2007	40 yrs.
Corporate Preserve Drive	Oak Creek, WI	—	516,016	—	3,933,839	654,271	3,795,584	4,449,855	146,271	2007	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	303,570	766,390	3,791,469	4,557,859	1,070,168	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	1,834,637	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	1,867,935	1,809,927	9,125,573	10,935,500	1,461,921	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	*	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	476,769	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	*	405,362	1,146,546	314,760	405,362	1,461,306	1,866,668	521,435	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	*	523,512	3,191,790	914,639	538,512	4,091,429	4,629,941	1,454,355	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,349,259	587,319	2,336,771	2,924,090	766,292	1999	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	398,922	522,991	2,961,671	3,484,662	1,021,663	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	*	518,043	2,561,938	764,155	518,043	3,326,093	3,844,136	1,052,279	1962	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	349,256	453,918	2,921,458	3,375,376	822,168	1998	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,419,706	642,427	2,163,243	2,805,669	612,812	2001	40 yrs.
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,791,927	830,953	3,864,675	4,695,628	479,492	2006	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,660,761	925,671	5,638,790	6,564,462	1,308,507	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964		2,867,281	704,800	2,698,444	3,403,244	786,401	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	*	664,605		2,362,814	685,383	2,342,035	3,027,419	533,740	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,219,087	680,312	3,339,841	4,020,152	750,364	2003	40 yrs.
1090 Gills Drive	Orlando, FL	*	878,320	2,558,833	1,400,491	878,320	3,959,324	4,837,644	732,654	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,631,110	1,283,713	5,347,397	6,631,110	1,579,677	2004	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,084,539	767,953	4,155,440	4,923,392	560,662	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	*	1,931,697	6,388,203	2,135,046	1,932,004	8,522,943	10,454,946	1,940,443	2004	40 yrs.
2351 Investors Row	Orlando, FL	*	2,261,924	7,496,249	411,516	2,263,211	7,906,478	10,169,689	1,211,038	2004	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,666	825,673	2,136,290	2,961,963	373,172	2005	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	2,068,083	2,583,667	19,536,762	22,120,429	2,931,860	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	9,676,795	2,583,216	20,874,477	23,457,693	2,841,547	2005	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,435,301	6,174,642	200,240	1,435,301	6,374,882	7,810,183	690,586	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,775,194	570,566	1,457,286	7,331,985	8,789,270	972,281	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	8,002,539	628,392	1,445,807	8,616,613	10,062,420	1,124,653	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,702,243	307,605	1,570,863	5,992,522	7,563,385	672,126	2006	40 yrs.
851 Gills Drive	Orlando, FL	—	332,992	—	2,644,112	373,500	2,603,604	2,977,104	173,781	2006	40 yrs.
950 Gills Drive	Orlando, FL	—	443,989	—	2,698,675	464,800	2,677,864	3,142,664	158,297	2006	40 yrs.
1000 Gills Drive	Orlando, FL	—	415,906	—	2,712,378	435,400	2,692,883	3,128,283	188,966	2006	40 yrs.
201 Summit Park Drive	Orlando, FL	—	4,435,921	—	38,355,529	4,510,990	38,280,461	42,791,450	664,651	2008	40 yrs.
8201 Chancellor Drive	Orlando, FL	—	4,295,972	15,564,905	2,966,361	4,295,972	18,531,266	22,827,239	287,908	2010	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,774,779	125,087	46,123,723	46,248,810	18,205,132	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	9,484,817	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,791,359	1,022,081	7,094,168	8,116,249	1,406,432	2003	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	12,028,316	347,892	12,247,704	12,595,596	1,910,404	2004	40 yrs.
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,757,514	366,982	6,282,425	6,649,406	510,831	2006	40 yrs.
4300 South 26th Street	Philadelphia, PA	—	402,673	—	36,561,192	417,353	36,546,513	36,963,865	1,236,362	2008	40 yrs.
3 Crescent Drive	Philadelphia, PA	—	214,726	—	23,728,765	417,485	23,526,006	23,943,491	347,394	2008	40 yrs.
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	5,587,577	4,765,172	16,140,451	20,905,624	1,419,862	2007	40 yrs.
4750 S. 44th Place	Phoenix, AZ	—	3,756,307	8,336,400	4,122,476	3,761,587	12,453,596	16,215,183	939,944	2007	40 yrs.
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	2,166,648	1,911,045	4,120,208	6,031,253	492,458	2007	40 yrs.
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,100,202	1,410,248	5,780,670	7,190,918	842,005	2007	40 yrs.
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	7,922,480	10,045,599	2,755,567	6,690,321	14,033,325	20,723,646	1,520,748	2007	40 yrs.
4425 E. Cotton Center Boulvard	Phoenix, AZ	*	7,318,457	24,549,401	28,556	7,318,457	24,577,957	31,896,413	2,854,518	2007	40 yrs.
4415 E. Cotton Center Boulevard	Phoenix, AZ	*	1,749,957	3,667,748	7,388	1,749,957	3,675,136	5,425,093	459,476	2007	40 yrs.
4405 E. Cotton Center Boulevard	Phoenix, AZ	*	2,646,318	9,697,439	263,756	2,646,318	9,961,195	12,607,513	1,068,755	2007	40 yrs.
4313 E. Cotton Center Boulevard	Phoenix, AZ	*	3,895,539	16,724,283	1,401,488	3,895,539	18,125,772	22,021,311	2,163,300	2007	40 yrs.
4303 E. Cotton Center Boulvard	Phoenix, AZ	*	2,619,964	9,675,711	52,718	2,619,964	9,728,428	12,348,392	1,130,199	2007	40 yrs.
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	10,331,534	6,827,288	10,043,555	16,870,843	421,457	2007	40 yrs.
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	4,381,333	5,617,939	4,144,367	9,762,306	146,427	2007	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	250,974	1,689,726	8,188,119	9,877,845	2,478,190	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,821,413	1,024,040	11,988,779	13,012,819	4,174,450	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	2,426,568	516,920	7,072,910	7,589,830	2,087,144	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	918,212	395,366	4,472,724	4,868,090	1,692,190	1985	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	393,089	151,238	1,763,230	1,914,468	668,422	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	456,993	384,235	3,898,462	4,282,697	1,277,979	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	615,305	198,205	2,408,726	2,606,931	918,230	1978	40 yrs.
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	910,372	332,317	3,988,192	4,320,509	1,079,239	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	392,196	972,232	4,284,282	5,256,513	1,413,897	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	11,783	203,247	822,876	1,026,124	264,713	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	224,133	203,247	1,035,226	1,238,473	421,093	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	200,027	203,247	1,011,120	1,214,367	286,311	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	355,505	1,157,049	4,976,461	6,133,511	1,604,895	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	256,028	392,138	1,821,816	2,213,954	634,567	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	621,873	359,933	2,058,989	2,418,922	580,887	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	281,345	164,413	937,278	1,101,691	337,880	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	239,517	310,178	1,478,441	1,788,619	551,735	1965	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	159,898	659,456	4,995,908	5,655,364	1,946,188	1989	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	254,734	489,941	3,847,634	4,337,575	1,538,356	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	87,419	644,384	4,112,899	4,757,283	1,671,965	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	676,233	408,729	3,373,581	3,782,310	1,404,256	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	1,080,673	310,854	3,360,270	3,671,124	1,150,876	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,642,146	693,203	6,725,639	7,418,842	2,598,221	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,962,691	256,203	4,512,340	4,768,543	1,592,937	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,756,533	223,696	4,396,968	4,620,664	1,431,051	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,163,576	325,303	3,549,133	3,874,436	1,324,818	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	427,390	486,166	3,992,601	4,478,767	1,532,683	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	759,404	474,360	4,238,050	4,712,410	1,573,436	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	555,531	652,455	5,340,206	5,992,661	2,228,217	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	470,017	404,616	3,437,204	3,841,820	1,304,181	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	362,531	454,056	3,092,273	3,546,329	1,233,787	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	371,019	615,038	4,881,291	5,496,329	1,886,600	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	461,965	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,557,438	720,100	4,542,998	5,263,098	1,633,594	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,822,774	687,898	4,811,537	5,499,435	1,771,709	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	544,248	452,263	3,836,128	4,288,391	1,666,553	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,653,510	91,599	1,653,387	1,744,986	599,151	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	427,164	262,210	2,537,789	2,799,999	938,249	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	263,481	486,598	4,346,583	4,833,181	1,582,609	1989	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,394,868	700,503	5,389,009	6,089,512	1,814,497	1998	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	2,527,958	334,772	2,460,069	2,794,841	862,072	1999	40 yrs.
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,486,258	901,666	7,457,493	8,359,159	512,626	1997	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	44,174	364,165	3,308,289	3,672,454	1,064,042	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	3,834,586	2000	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	9,955,442	1,456,084	9,741,829	11,197,913	2,229,493	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612		6,355,516	1,072,797	6,906,331	7,979,128	1,750,023	2002	40 yrs.
3901 Westerre Parkway	Richmond, VA	—	634,231	—	12,273,725	1,492,295	11,415,662	12,907,956	495,001	2003	40 yrs.
3900 Westerre Parkway	Richmond, VA	—	392,184	—	11,655,841	1,083,836	10,964,189	12,048,025	1,575,800	2005	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	1,601,236	2,079,643	7,230,128	9,309,770	1,290,955	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	1,236,204	810,743	8,507,891	9,318,634	1,346,294	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	1,796,796	1,280,662	13,845,263	15,125,925	1,986,745	2005	40 yrs.
540 Eastpark Court	Richmond, VA	—	742,300	—	5,415,233	1,066,839	5,090,694	6,157,533	241,330	2007	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	1,703,139	2006	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,981,740	399,988	3,936,655	4,336,643	1,252,881	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,782,967	335,061	4,753,727	5,088,788	1,366,230	1999	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	4,218,935	2005	40 yrs.
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	22,431,424	2,487,293	22,428,580	24,915,873	3,394,514	2006	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,214,521	794,848	6,349,518	7,144,365	941,491	2004	40 yrs.
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	8,570,545	807,006	8,667,592	9,474,597	826,201	2006	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	1,134	558,251	2,173,036	2,731,287	726,873	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	128,733	659,825	2,724,979	3,384,804	860,712	1991	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	8,030,931	5,100,791	32,250,258	37,351,049	3,459,852	2006	40 yrs.
13621 NW 12th Street	Sunrise, FL	—	5,570,820	9,454,900	2,334,581	5,570,821	11,789,479	17,360,300	1,739,700	2008	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	967,811	262,416	2,480,396	2,742,811	885,338	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	223,143	181,923	2,035,639	2,217,562	775,833	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,201,051	503,767	3,988,636	4,492,403	1,693,949	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	1,794,502	769,789	6,269,011	7,038,801	2,571,492	1986	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	558,088	359,540	2,019,938	2,379,478	800,653	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	1,164,667	1,408,478	6,411,914	7,820,391	2,417,151	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,082,648	2,445,444	23,564	1,082,648	2,469,008	3,551,656	844,855	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	—	399,088	2,868,834	503,628	399,088	3,372,462	3,771,550	1,142,438	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	—	513,263	3,230,239	649,273	513,263	3,879,513	4,392,775	1,395,842	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	—	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	797,430	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,437,886	559,527	4,389,822	4,949,349	2,237,137	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,127,887	235,894	2,127,886	2,363,780	733,090	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,625,403	506,949	2,475,818	2,982,767	775,850	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,299,349	506,949	2,149,764	2,656,713	766,317	1999	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	987,258	254,493	2,021,015	2,275,509	683,092	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,457,917	952,860	3,457,917	4,410,776	1,059,272	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,355,037	771,501	3,136,870	3,908,372	904,524	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,365,836	438,061	2,278,182	2,716,243	649,571	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	13,135,586	1,560,099	12,518,656	14,078,756	3,462,107	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,284,227	661,680	3,042,230	3,703,910	1,020,300	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,875,253	1,071,535	3,803,718	4,875,253	971,879	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,795,733	364,514	1,641,060	2,005,574	449,464	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752	556,887	2,999,463	3,556,350	900,759	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	278,758	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391		3,829,240	840,314	3,489,318	4,329,631	1,179,321	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—		3,496,413	619,913	2,876,500	3,496,413	728,005	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—		3,168,713	716,594	2,452,119	3,168,713	849,691	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—		2,740,686	686,594	2,054,092	2,740,686	538,101	2002	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	246,794	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	462,218	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,498,107	900,508	3,496,483	4,396,991	933,216	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,853,643	899,284	3,446,679	4,345,963	822,559	2004	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,128,520	978,019	3,687,696	4,665,714	1,016,073	2005	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,321,485	933,362	2,718,220	3,651,582	344,220	2005	40 yrs.
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,214,583	628,237	2,788,117	3,416,354	551,044	2006	40 yrs.
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,545,710	1,181,609	4,767,643	5,949,251	1,261,054	2006	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	314,323	3,167,958	19,440,471	22,608,428	3,265,960	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	1,163,921	3,166,300	19,899,324	23,065,624	3,350,709	2006	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	259,947	4,304,102	23,948,125	28,252,227	4,280,801	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	290,389	3,344,090	18,615,808	21,959,898	2,777,918	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	472,341	2,050,548	11,645,240	13,695,788	1,876,288	2006	40 yrs.
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	13,350,228	1,908,792	12,894,803	14,803,595	646,405	2006	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	204,883	548,905	2,446,510	2,995,415	296,781	2006	40 yrs.
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,303,369	486,004	3,267,805	3,753,809	221,846	2007	40 yrs.
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	3,143,989	2,295,090	12,223,799	14,518,890	1,250,935	2007	40 yrs.
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	10,817,575	901,968	10,994,281	11,896,250	1,567,502	2005	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,752,750	953,590	7,895,492	8,849,082	2,538,253	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,381,663	1,116,693	8,152,143	9,268,836	2,748,724	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,320,782	965,177	8,049,499	9,014,676	2,763,652	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	625,117	891,753	4,233,006	5,124,759	1,456,757	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	288,669	371,694	2,396,766	2,768,460	860,414	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	1,799,638	700,564	11,391,906	12,092,471	4,090,519	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	812,854	474,746	3,474,843	3,949,589	938,194	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	2,681,255	16,000	464,246	2,697,254	3,161,501	732,324	1985	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	4,488,519	5,539,281	20,665,071	26,204,352	5,313,436	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555		31,020,857	11,636,499	27,671,913	39,308,412	7,670,102	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667		8,301,339	5,223,660	9,293,346	14,517,006	2,887,330	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	—	500,565	1,591,678	676,697	505,972	2,262,968	2,768,940	480,184	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	—	660,068	4,640,578	87,815	663,766	4,724,696	5,388,462	657,868	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	104,569	350,008	2,160,190	2,510,198	301,730	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	501,861	845,846	7,310,886	8,156,732	2,387,865	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	687,777	664,899	6,040,187	6,705,086	2,074,776	1988	40 yrs.
42 Kings Hill Avenue	West Malling, UK	—	—	—	17,836,902	4,237,510	13,599,392	17,836,902	1,278,079	2005	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	3,448,222	1,122,488	7,999,225	9,121,714	1,135,075	2006	40 yrs.
1 Kings Hill Aveune	West Malling, UK	—	—	—	14,011,674	3,903,279	10,108,395	14,011,674	1,072,508	2006	40 yrs.
Liberty Square	West Malling, UK	—	—	—	—	—	—	—	(170)	2006	40 yrs.
Liberty Property Trust UK	West Malling, UK	—	—	—	48,601	(39)	48,640	48,601	—	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,722,994	887,234	4,835,761	5,722,994	778,225	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834		10,291,220	1,385,739	10,185,316	11,571,054	3,648,273	2002	40 yrs.

Subtotal Operating Real Estate		$55,765,632	$780,218,676	$1,798,426,710	$2,706,813,044	$864,796,710	$4,420,661,719	$5,285,458,429	$1,090,685,108

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	$—	$12,052,635	$—	$278,080	$12,330,715	$—	$12,330,715	$—	2005	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667	—	13,676	5,810,344	—	5,810,344	—	2007	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	566,124	2,605,859	—	2,605,859	—	1998	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	—	208,647	—	208,647	—	2010	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	23,215	2,074,846	—	2,074,846	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,165,230	20,022,786	—	20,022,786	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,896,157	3,460,692	—	3,460,692	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	1,308,325	—	713,086	2,021,411	—	2,021,411	—	1998	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492	—	3,566,222	5,863,714	—	5,863,714	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,352,688	13,842,274	—	13,842,274	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	229,953	138,101	—	101,157	239,258	—	239,258	—	2001	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	452,208	3,823,391	—	3,823,391	—	2008	N/A
Mendenhall Land	High Point, NC	—	1,756,230	—	836,909	2,593,140	—	2,593,140	—	1995	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	912,540	1,825,816	—	1,825,816	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	25,160	3,069,098	—	3,069,098	—	2005	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634	—	14,445	1,087,079	—	1,087,079	—	2007	N/A
Central Green Land — Tract 5	Houston, TX	—	3,492,547	—	570,173	4,062,720	—	4,062,720	—	2007	N/A
Greens Crossing Land	Houston, TX	—	2,476,892	—	30,320	2,507,213	—	2,507,213	—	2007	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	104,416	5,861,281	—	5,861,281	—	2007	N/A
Hollister Beltway 8 Land	Houston, TX	—	6,282,232	—	336,819	6,619,051	—	6,619,051	—	2008	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690	—	1,173	2,041,863	—	2,041,863	—	2001	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269	—	82,690	538,959	—	538,959	—	1995	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448	—	73,504	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	492,908	—	87,649	580,557	—	580,557	—	1998	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337	—	216,467	1,618,804	—	1,618,804	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790	—	1,231,240	3,527,030	—	3,527,030	—	2005	N/A
Imeson Road Land	Jacksonville, FL	—	4,153,948	—	825,764	4,979,712	—	4,979,712	—	2008	N/A
Kent County, UK	Kent County, UK	—	—	—	—	6,023,565	—	6,023,565	—	1999	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,139,214	1,931,332	—	1,931,332	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994	—	4,961,903	9,736,897	—	9,736,897	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	1,290,032	—	1,558,860	2,848,892	—	2,848,892	—	1999	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	413,926	6,499,264	—	6,499,264	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,635,191	4,804,423	—	4,804,423	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	(0)	365,230	—	365,230	—	2006	N/A
26th Street North Land	Philadelphia, PA	—	235,168	—	1,944,557	2,179,725	—	2,179,725	—	2009	N/A
Cotton Center Land	Phoenix, AZ	—	1,359,134	—	18,970,703	20,329,837	—	20,329,837	—	2007	N/A
Eastport VIII	Richmond, VA	—	382,698	—	3,325	386,023	—	386,023	—	1997	N/A
Eastport IX	Richmond, VA	—	211,627	—	3,325	214,952	—	214,952	—	1997	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,717	170,031	—	170,031	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686	—	3,010,371	11,333,058	—	11,333,058	—	2007	N/A
Bridgeway II Land	Suffolk, VA	—	603,391	—	2,023,007	2,626,399	—	2,626,399	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	695,846	3,411,560	—	3,411,560	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,500	210,635	—	210,635	—	2000	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826	—	1,183,339	11,542,165	—	11,542,165	—	2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	219,098	2,214,473	—	2,214,473	—	2007	N/A

Subtotal Land Held for Development		$229,953	$42,338,181	$—	$16,159,688	$209,250,733	$—	$209,250,733	$—

Total All Properties		$55,995,585	$822,556,856	$1,798,426,710	$2,722,972,732	$1,074,047,443	$4,420,661,719	$5,494,709,162	$1,090,685,108

*	Denotes property is collateralized under mortgages with Metropolitan Life, LaSalle Bank, Allianz, John Hancock and Mutual of Omaha totaling $264.3 million.

SCHEDULE III
LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2010	2009	2008
REAL ESTATE:
Balance at beginning of year	$5,417,585	$5,332,122	$5,584,173
Additions	123,693	155,797	311,442
Disposition of property	(46,566)	(70,334)	(563,493)

Balance at end of year	$5,494,712	$5,417,585	$5,332,122

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$970,935	$852,425	$744,691
Depreciation expense	147,299	144,548	147,243
Disposition of property	(27,549)	(26,038)	(39,509)

Balance at end of year	$1,090,685	$970,935	$852,425

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a—15 (f) and 15d—15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited Liberty Property Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Liberty Property Limited Partnership and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2011

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2011

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2010	2009
ASSETS
Real estate:
Land and land improvements	$864,797	$848,988
Building and improvements	4,420,662	4,283,250
Less accumulated depreciation	(1,090,685)	(970,935)

Operating real estate	4,194,774	4,161,303

Development in progress	—	66,714
Land held for development	209,253	218,633

Net real estate	4,404,027	4,446,650

Cash and cash equivalents	108,409	237,446
Restricted cash	49,526	42,232
Accounts receivable	6,898	6,057

Deferred rent receivable	108,933	95,527
Deferred financing and leasing costs, net	141,464	134,309
Investments in and advances to unconsolidated joint ventures	171,916	175,584
Assets held for sale	—	5,564
Prepaid expenses and other assets	71,660	85,574

Total assets	$5,062,833	$5,228,943

LIABILITIES
Mortgage loans	$320,679	$473,993
Unsecured notes	2,039,143	1,842,882
Credit facility	—	140,000
Accounts payable	23,652	31,195
Accrued interest	29,821	31,251
Distributions payable	56,149	55,402
Other liabilities	154,837	171,051

Total liabilities	2,624,281	2,745,774

OWNERS’ EQUITY
General partner’s equity — common units, 115,530,608 and 113,875,211 units outstanding as of December 31, 2010 and 2009, respectively	2,082,186	2,122,295

Limited partners’ equity — 3,928,733 and 4,011,354 common units outstanding as of December 31, 2010 and 2009, respectively	67,621	72,294
— 9,740,000 preferred units outstanding as of December 31, 2010 and 2009	287,959	287,959
Noncontrolling interest — consolidated joint ventures	786	621

Total owners’ equity	2,438,552	2,483,169

Total liabilities and owners’ equity	$5,062,833	$5,228,943

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Year Ended December 31,
	2010	2009	2008
OPERATING REVENUE
Rental	$522,263	$516,538	$503,611
Operating expense reimbursement	224,567	222,841	221,840

Total operating revenue	746,830	739,379	725,451

OPERATING EXPENSE
Rental property	155,294	148,392	147,479
Real estate taxes	85,139	85,968	83,047
General and administrative	52,850	51,237	54,462
Depreciation and amortization	173,402	169,818	168,148

Total operating expenses	466,685	455,415	453,136

Operating income	280,145	283,964	272,315
OTHER INCOME (EXPENSE)
Interest and other income	10,039	11,472	13,404
Debt extinguishment gain	—	1,547	2,521
Interest expense	(149,320)	(148,902)	(152,184)

Total other income (expense)	(139,281)	(135,883)	(136,259)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges	140,864	148,081	136,056

Gain on property dispositions	4,616	1,687	10,572
Income taxes	(1,736)	(494)	(1,645)
Equity in earnings of unconsolidated joint ventures	2,296	2,161	2,805
Impairment charges — investment in unconsolidated joint ventures and other	(378)	(82,552)	—
— goodwill	—	(15,700)	—

Income from continuing operations	145,662	53,183	147,788

Discontinued operations (including net gain on property dispositions of $6,857, $17,859 and $23,519 for the years ended December 31, 2010, 2009 and 2008, respectively)	7,713	25,809	32,318

Net income	153,375	78,992	180,106

Noncontrolling interest-consolidated joint venture	(165)	509	(483)
Preferred unit distributions	(21,012)	(21,012)	(21,012)

Net income available to common unitholders	$132,198	$58,489	$158,611

Earnings per common unit
Basic:
Income from continuing operations	$1.06	$0.29	$1.29
Income from discontinued operations	0.07	0.23	0.33

Income per common unit — basic	$1.13	$0.52	$1.62

Diluted:
Income from continuing operations	$1.05	$0.29	$1.29
Income from discontinued operations	0.07	0.23	0.33

Income per common unit — diluted	$1.12	$0.52	$1.62

Weighted average number of common units outstanding
Basic	116,871	111,568	97,805
Diluted	117,553	112,020	97,994

Net income allocated to general partners	$127,762	$56,376	$151,942
Net income allocated to limited partners	25,448	23,125	27,681
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

		Limited	Limited
		Partners’	Partners’	Noncontrolling
	General	Equity -	Equity -	Interest -
	Partner’s	Common	Preferred	Consolidated
	Equity	Units	Units	Joint Ventures	Total Equity

Balance at January 1, 2008 (see note 8)	$1,800,452	$—	$—	$517	$1,800,969

Contributions from partners	215,375	—	—	—	215,375
Distributions to partners	(221,023)	—	—	130	(220,893)
Foreign currency translation adjustment	(26,756)	—	—	—	(26,756)
Net income (does not include $27,681 related to limited partners’ equity)	151,942	—	—	483	152,425

Redemption of limited partners common units for common shares	24,396	—	—	—	24,396

Balance at December 31, 2008 (see note 8)	1,944,386	—	—	1,130	1,945.516

Transfer of noncontrolling interests to permanent equity	—	93,031	287,959	—	380,990
Contributions from partners	306,763	—	—	—	306,763
Distributions to partners	(208,566)	(7,513)	(21,012)	—	(237,091)
Foreign currency translation adjustment	7,717	282	—	—	7,999
Net income	56,376	2,113	21,012	(509)	78,992

Redemption of limited partners common units for common shares	15,619	(15,619)	—	—	—

Balance at December 31, 2009	2,122,295	72,294	287,959	621	2,483,169

Contributions from partners	49,011	—	—	—	49,011
Distributions to partners	(215,868)	(7,541)	(21,012)	—	(244,421)
Foreign currency translation adjustment	(2,494)	(88)	—	—	(2,582)
Net income	127,762	4,436	21,012	165	153,375
Redemption of limited partners common units for common shares	1,480	(1,480)	—	—	—

Balance at December 31, 2010	$2,082,186	$67,621	$287,959	$786	$2,438,552

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$153,375	$78,992	$180,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,013	172,575	175,236
Amortization of deferred financing costs	6,339	5,101	4,429
Impairment charges — investment in unconsolidated joint ventures and other	957	104,156	3,076
Debt extinguishment gain	—	(1,547)	(2,521)
Equity in earnings of unconsolidated joint ventures	(2,296)	(2,161)	(2,805)
Distributions from unconsolidated joint ventures	657	663	1,660
Gain on property dispositions	(12,052)	(25,450)	(37,167)
Noncash compensation	11,595	12,905	9,152
Changes in operating assets and liabilities:
Restricted cash	(7,294)	(1,189)	(10,903)
Accounts receivable	4,059	4,191	(264)
Deferred rent receivable	(13,581)	(13,414)	(13,482)
Prepaid expenses and other assets	(7,597)	3,699	(35,189)
Accounts payable	(7,399)	(1,099)	(10,913)
Accrued interest	(1,430)	(5,223)	(3,251)
Other liabilities	(389)	(29,338)	4,821

Net cash provided by operating activities	298,957	302,861	261,985

INVESTING ACTIVITIES
Investment in properties	(123,839)	(58,871)	(55,273)
Investments in and advances to unconsolidated joint ventures	(1,870)	(5,132)	(8,410)
Distributions from unconsolidated joint ventures	6,776	20,721	66,660
Net proceeds from disposition of properties/land	35,934	190,534	378,943
Net proceeds from (advances on) grant receivable/escrow	18,917	(23,238)	9,875
Investment in development in progress	(9,265)	(75,246)	(253,835)
Increase in land held for development	(6,086)	(29,391)	(47,906)
Increase in deferred leasing costs	(30,721)	(29,369)	(33,537)

Net cash (used in) provided by investing activities	(110,154)	(9,992)	56,517

FINANCING ACTIVITIES
Proceeds from unsecured notes	366,000	—	—
Repayment of unsecured notes	(169,739)	(287,179)	(20,872)
Proceeds from mortgage loans	743	330,250	2,667
Repayments of mortgage loans	(156,890)	(54,864)	(46,452)
Proceeds from credit facility	338,500	199,150	572,300
Repayments on credit facility	(478,500)	(319,150)	(782,300)
Increase in deferred financing costs	(9,697)	(5,550)	(33)
Capital contributions	37,434	293,814	206,349
Distributions to partners	(243,693)	(230,504)	(262,973)

Net cash used in financing activities	(315,842)	(74,033)	(331,314)

(Decrease) increase in cash and cash equivalents	(127,039)	218,836	(12,812)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(1,998)	2,816	(9,383)
Cash and cash equivalents at beginning of year	237,446	15,794	37,989

Cash and cash equivalents at end of year	$108,409	$237,446	$15,794

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at December 31, 2010. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
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
Expenditures directly related to the acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), effective January 1, 2009, certain acquisition-related costs are expensed as incurred. Expenditures for maintenance and repairs are charged to operations as incurred.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investments is determined using a discounted cash flow model which is a Level III valuation under FASB ASC 820, “Fair Value Measurements and Disclosures.” The Company considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized.
During the year ended December 31, 2009, the Company recognized impairment charges related to the decline in the fair values below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. The Company considered the decline in fair value below the carrying value of $78.8 million to be other-than-temporary. The investment in unconsolidated joint ventures was impaired for the following segments as of December 31, 2009 (in thousands):

Impairment
Segment	Amount
Midwest	$6,963
Philadelphia/D.C.	64,060
United Kingdom	7,779

Total	$78,802

No impairment losses on unconsolidated joint ventures were recognized during the years ended December 31, 2010 or 2008.
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

Accounts Receivable/Deferred Rent Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments due under the terms of tenant leases. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable and deferred rent receivable balances are collectible. Based on this review, accounts receivable and deferred rent receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance or the deferred rent receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.
A significant tenant has entered into a forbearance agreement with the Company. The forbearance agreement provides for the deferral of the tenant's monthly obligation of $467,000 for the period from December 1, 2010 through June 30, 2011. The Company has reviewed its situation with this tenant and based upon this review and the review of its other tenants, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained.
The allowance for doubtful accounts at December 31, 2010 and 2009 was $11.3 million and $11.1 million, respectively. The Company’s bad debt expense for the years ended December 31, 2010, 2009 and 2008 was $3.9 million, $4.3 million and $4.8 million, respectively.
Goodwill
Goodwill represents the amounts paid in excess of the fair value of the net assets acquired in connection with the acquisition of Republic Property Trust in October 2007. Pursuant to FASB ASC 350, “Intangible — Goodwill and Other” (“ASC 350”), goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic Property Trust, goodwill and other intangibles of $15.7 million were recorded. The goodwill was assigned to the Northern Virginia/Washington, D.C. operation (“reporting unit”) which is part of the Philadelphia/D.C. reportable segment and was included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company assessed goodwill for impairment annually in November and in interim periods if certain events occurred indicating the carrying value may be impaired. The Company performed its analysis for potential impairment of goodwill in accordance with ASC 350, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. The estimated fair value of the reporting unit is determined using a discounted cash flow model which considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. An impairment loss of $15.7 million was recognized during the year ended December 31, 2009 and there is no longer any goodwill in the Company’s consolidated balance sheets. No impairment loss related to goodwill was recognized during the year ended December 31, 2008.
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

Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized on a straight line basis over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.
Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of Limited partner’s equity — preferred units.
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	2010			2009
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit

Income from continuing operations net of noncontrolling interest	$145,497			$53,692
Less: Preferred unit distributions	(21,012)			(21,012)

Basic income from continuing operations
Income from continuing operations available to common unitholders	124,485	116,871	$1.06	32,680	111,568	$0.29

Dilutive units for long-term compensation plans	—	682		—	452

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	124,485	117,553	$1.05	32,680	112,020	$0.29

Basic income from discontinued operations
Discontinued operations	7,713	116,871	$0.07	25,809	111,568	$0.23

Dilutive units for long-term compensation plans	—	682		—	452

Diluted income from discontinued operations
Discontinued operations	7,713	117,553	$0.07	25,809	112,020	$0.23

Basic income per common unit
Income available to common unitholders	132,198	116,871	$1.13	58,489	111,568	$0.52

Dilutive units for long-term compensation plans	—	682		—	452

Diluted income per common unit
Income available to common unitholders and assumed conversions	$132,198	117,553	$1.12	$58,489	112,020	$0.52

	2008
		Weighted
		Average
	Income	Units	Per
	(Numerator)	(Denominator)	Unit

Income from continuing operations net of noncontrolling interest	$147,305
Less: Preferred unit distributions	(21,012)

Basic income from continuing operations
Income from continuing operations available to common unitholders	126,293	97,805	$1.29

Dilutive units for long-term compensation plans	—	189

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	126,293	97,994	$1.29

Basic income from discontinued operations
Discontinued operations	32,318	97,805	$0.33

Dilutive units for long-term compensation plans	—	189

Diluted income from discontinued operations
Discontinued operations	32,318	97,994	$0.33

Basic income per common unit
Income available to common unitholders	158,611	97,805	$1.62

Dilutive units for long-term compensation plans	—	189

Diluted income per common unit
Income available to common unitholders and assumed conversions	$158,611	97,994	$1.62

Dilutive units for long-term compensation plans represent the vested and unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The anti-dilutive options that were excluded from the computation of diluted income per common unit in 2010, 2009 and 2008 were 1,433,000, 2,661,000 and 1,145,000, respectively.
During the year ended December 31, 2010, 315,000 common units were issued upon the exercise of options.
During the year ended December 31, 2010, individuals acquired 83,000 general partner’s equity - common units in exchange for the same number of limited partners’ equity — common units. These individuals acquired these limited partners’ equity — common units in connection with their contributions to the Operating Partnership of certain assets. The exchange of general partner’s equity — common units for the limited partners’ equity — common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2010 for comparable loans, is greater than the aggregate carrying value by approximately $189.0 million at December 31, 2010.
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

There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest or penalties deducted in the current period and no interest and penalties accrued at December 31, 2010 and December 31, 2009.
Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards available of approximately $18.7 million. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2007.
The Federal tax cost basis of the real estate at December 31, 2010 was $5.6 billion and at December 31, 2009 was $5.4 billion.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units and limited partners’ equity-common units. Other comprehensive (loss) income was ($2.6) million, $8.0 million and ($26.8) million for the years ended December 31, 2010, 2009 and 2008, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in limited partners’ equity-common units.
Recently Issued Accounting Standards
Beginning in the first quarter of 2010, the Company is required to conduct an ongoing assessment to determine whether each entity in which it has an equity interest is a variable interest entity that should be consolidated if certain qualitative factors indicate that the Company has the controlling interest. This accounting change is required to be retroactively applied for all periods presented. The adoption of this requirement did not have a material impact on the Company’s financial statements.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2010 and 2009 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2010
Industrial properties	$387,079	$1,882,659	$2,269,738	$463,058
Office properties	477,718	2,538,003	3,015,721	627,627

2010 Total	$864,797	$4,420,662	$5,285,459	$1,090,685

2009
Industrial properties	$375,630	$1,841,359	$2,216,989	$417,694
Office properties	473,358	2,441,891	2,915,249	553,241

2009 Total	$848,988	$4,283,250	$5,132,238	$970,935

Depreciation expense was $147.3 million in 2010, $144.5 million in 2009 and $147.2 million in 2008.

Information on the operating properties the Company sold during the years ended December 31, 2010 and 2009 is as follows:
2010 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	2	63,925	$5,987
Lehigh/Central PA	2	146,800	7,216
New Jersey	1	39,151	5,100
Midwest	1	26,660	523
Mid-Atlantic	1	220,000	3,190
South	3	181,791	7,000

Total	10	678,327	$29,016

2009 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	8	595,712	$43,920
New Jersey	5	379,529	37,564
Midwest	3	338,690	17,540
Mid-Atlantic	9	671,633	51,263
South	4	296,540	15,275

Total	29	2,282,104	$165,562

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
As of December 31, 2010, the joint venture owned 24 industrial properties totaling 3.3 million square feet and 43 acres of developable land.
The Company recognized $611,000, $682,000 and $765,000 in fees for services during the years ended December 31, 2010, 2009 and 2008, respectively.
Kings Hill Unit Trust
The Company has a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company’s United Kingdom reportable segment.
As of December 31, 2010, the joint venture owned 10 office properties and five industrial properties totaling 535,000 square feet.
The Company had a note receivable from Kings Hill Unit Trust for $4.3 million and $4.5 million as of December 31, 2010 and 2009, respectively. The note receivable bears interest at a 9% rate and is due in January 2016. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheets.

The Company had a receivable from Kings Hill Unit Trust for $147,000 and $270,000 as of December 31, 2010 and 2009, respectively. This related party receivable is reflected in accounts receivable in the Company’s consolidated balance sheets.
Income from fees and interest was $465,000, $492,000 and $603,000 during the years ended December 31, 2010, 2009 and 2008, respectively.
Liberty Illinois, LP
The Company has a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company’s Midwest reportable segment.
As of December 31, 2010, the joint venture owned 15 industrial properties totaling 5.1 million square feet and 342 acres of developable land.
The Company recognized $596,000, $890,000 and $1.2 million in fees for services during the years ended December 31, 2010, 2009 and 2008, respectively.
Blythe Valley JV Sarl
The Company has a 20% interest in Blythe Valley JV Sarl, an entity engaged in the ownership of office properties in the West Midlands, United Kingdom. This joint venture is part of the Company’s United Kingdom reportable segment.
As of December 31, 2010, the joint venture owned 13 office properties totaling 480,000 square feet and 98 acres of developable land.
The Company had a note receivable from Blythe Valley JV Sarl for $8.5 million and $6.9 million as of December 31, 2010 and 2009, respectively. The note receivable bears interest at a 10% rate and is due in December 2017. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheets.
The Company had a receivable from Blythe Valley JV Sarl for $101,000 and $116,000 as of December 31, 2010 and 2009, respectively. This related party receivable is reflected accounts receivable in the Company’s consolidated balance sheets.
The Company recognized $316,000, $376,000 and $449,000 in fees for services during the years ended December 31, 2010, 2009 and 2008, respectively.
Liberty Washington, LP
The Company has a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Northern Virginia and Washington, D.C. This joint venture is part of the Company’s Philadelphia/D.C. reportable segment.
As of December 31, 2010, the joint venture owned 25 office properties totaling 2.6 million square feet and six acres of developable land.
The Company had a payable to Liberty Washington, LP for $236,000 and $900,000 as of December 31, 2010 and 2009, respectively. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheets.
The Company had a receivable from Liberty Washington, LP for $2.0 million as of December 31, 2010. This related party receivable is reflected as a reduction of other liabilities in the Company’s consolidated balance sheet.
The Company recognized $4.0 million, $4.1 million and $5.6 million in interest and fees for services during the year ended December 31, 2010, 2009 and 2008, respectively.
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
The Company had a receivable from this joint venture for $2.6 million and $2.4 million as of December 31, 2010 and 2009, respectively. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet.
The Company had a receivable from this joint venture for $420,000 and $252,000 as of December 31, 2010 and 2009, respectively. This related party receivable is reflected in accounts receivable in the Company’s consolidated balance sheets.
The Company recognized $2.0 million, $1.9 million and $883,000 in fees for services during the years ended December 31, 2010, 2009, and 2008 respectively.
Other Joint Ventures
As of December 31, 2010, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has four operating properties and an investment in land held for development and is part of the Company’s South reportable segment. One of these joint ventures has one operating property, an investment in land held for development and a leasehold interest and is part of the Company’s United Kingdom reportable segment. The other joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company’s United Kingdom reportable segment. As of December 31, 2010, the Company had a $3.1 million note payable due to this joint venture. The note payable is interest free and is due upon written notice from the joint venture.
The Company’s share of each of the joint venture’s earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations.

The condensed balance sheets as of December 31, 2010 and 2009 and statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty Commerz 1701 JFK Boulevard, LP and other unconsolidated joint ventures for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):
Condensed Balance Sheets:

	December 31, 2010
	Liberty			Blythe		Liberty Commerz
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty	1701 JFK
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Boulevard, LP	Other	Total

Real estate assets	$133,443	$183,763	$252,140	$202,544	$909,485	$493,196	$68,614	$2,243,185
Accumulated depreciation	(23,764)	(15,861)	(24,436)	(14,887)	(71,513)	(41,733)	(3,786)	(195,980)

Real estate assets, net	109,679	167,902	227,704	187,657	837,972	451,463	64,828	2,047,205

Land held for development	2,741	—	42,698	36,897	2,000	—	21,848	106,184
Other assets	11,475	6,480	13,514	12,221	55,138	49,457	28,959	177,244

Total assets	$123,895	$174,382	$283,916	$236,775	$895,110	$500,920	$115,635	$2,330,633

Debt	$75,801	$140,859	$140,400	$192,132	$347,990	$324,000	$53,996	$1,275,178
Other liabilities	2,686	41,058	5,897	67,060	34,161	10,775	10,927	172,564
Equity	45,408	(7,535)	137,619	(22,417)	512,959	166,145	50,712	882,891

Total liabilities and equity	$123,895	$174,382	$283,916	$236,775	$895,110	$500,920	$115,635	$2,330,633

Company’s net investment in unconsolidated joint ventures (1)	$10,600	$3,286	$21,959	$2,298	$74,345	$34,355	$25,073	$171,916

	December 31, 2009
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Real estate assets	$132,016	$190,110	$229,149	$209,869	$777,491	$493,119	$72,954	$2,104,708
Accumulated depreciation	(19,689)	(13,081)	(18,409)	(10,651)	(50,090)	(27,880)	(2,204)	(142,004)

Real estate assets, net	112,327	177,029	210,740	199,218	727,401	465,239	70,750	1,962,704

Development in progress	—	—	21,800	—	111,830	—	—	133,630
Land held for development	2,735	—	42,723	48,013	2,000	—	22,083	117,554
Other assets	11,755	9,855	11,993	12,667	52,722	46,821	34,698	180,511

Total assets	$126,817	$186,884	$287,256	$259,898	$893,953	$512,060	$127,531	$2,394,399

Debt	$76,765	$153,549	$151,270	$199,370	$347,046	$324,000	$54,935	$1,306,935
Other liabilities	2,104	41,826	6,786	51,262	31,706	10,478	17,149	161,311
Equity	47,948	(8,491)	129,200	9,266	515,201	177,582	55,447	926,153

Total liabilities and equity	$126,817	$186,884	$287,256	$259,898	$893,953	$512,060	$127,531	$2,394,399

Company’s net investment in unconsolidated joint ventures (1)	$11,238	$3,198	$19,567	$3,383	$73,369	$36,461	$28,368	$175,584

(1)
Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of impairments related to the Company’s investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

Condensed Statements of Operations:

	Year Ended December 31, 2010
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$17,089	$15,980	$20,160	$13,270	$72,824	$61,444	$7,276	$208,043
Operating expense	7,352	2,471	7,782	3,401	25,614	21,417	1,271	69,308

	9,737	13,509	12,378	9,869	47,210	40,027	6,005	138,735

Interest	(5,879)	(3,078)	(7,966)	(14,783)	(20,486)	(20,445)	(3,485)	(76,122)
Depreciation and amortization	(5,099)	(4,197)	(7,051)	(5,315)	(29,132)	(15,479)	(1,979)	(68,252)
Other income/(expense)	11	(564)	(48)	(289)	165	(781)	20	(1,486)

Net (loss) income	$(1,230)	$5,670	$(2,687)	$(10,518)	$(2,243)	$3,322	$561	$(7,125)

Company’s equity in (loss) earnings of unconsolidated joint ventures	$(107)	$1,317	$(174)	$(1,980)	$1,624	$1,157	$459	$2,296

	Year Ended December 31, 2009
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$18,407	$16,197	$22,191	$13,325	$74,850	$61,094	$4,928	$210,992
Operating expense	6,559	2,649	8,350	6,120	26,159	21,170	2,435	73,442

	11,848	13,548	13,841	7,205	48,691	39,924	2,493	137,550

Interest	(4,992)	(7,674)	(7,469)	(13,084)	(17,086)	(20,455)	(2,915)	(73,675)
Depreciation and amortization	(4,255)	(4,559)	(7,117)	(5,576)	(30,727)	(15,498)	(1,594)	(69,326)
Other income/(expense)	131	(602)	(50)	(175)	280	(378)	156	(638)
Impairment charges	—	—	—	—	(39,380)	—	—	(39,380)

Net income (loss)	$2,732	$713	$(795)	$(11,630)	$(38,222)	$3,593	$(1,860)	$(45,469)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$905	$334	$181	$(1,318)	$1,649	$1,241	$(831)	$2,161

	Year ended December 31, 2008
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total

Total revenue	$19,075	$18,057	$22,811	$15,386	$76,552	$43,607	$3,056	$198,544
Operating expense	7,074	2,490	7,003	2,377	24,440	15,080	709	59,173

	12,001	15,567	15,808	13,009	52,112	28,527	2,347	139,371

Interest	(4,522)	(9,900)	(7,833)	(14,253)	(17,670)	(15,454)	(2,057)	(71,689)
Depreciation and amortization	(4,162)	(5,272)	(7,378)	(5,911)	(34,951)	(10,941)	(862)	(69,477)
Other income/(expense)	2,473	(924)	195	(467)	722	191	(96)	2,094
Gain on sale	(3)	—	—	—	—	—	102	99

Net income (loss)	$5,787	$(529)	$792	$(7,622)	$213	$2,323	$(566)	$398

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,645	$167	$549	$(1,370)	$1,288	$685	$(159)	$2,805

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred leasing costs	$194,290	$174,693
Deferred financing costs	42,190	40,952
In-place lease value and related intangible asset	26,778	27,054

	263,258	242,699

Accumulated amortization	(121,794)	(108,390)

Total	$141,464	$134,309

6. INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under a credit facility. The weighted average interest rates for the years ended December 31, 2010, 2009 and 2008, were 6.2%, 6.2% and 6.1%, respectively. Interest costs during the years ended December 31, 2010, 2009 and 2008 in the amount of $929,000, $7.6 million and $20.0 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2010, 2009 and 2008, was $145.8 million, $159.7 million and $177.0 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2010, the Company was in compliance with all financial covenants.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the Credit Facility (as defined below) and the related weighted average interest rates at December 31, 2010 are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal		Unsecured	Credit		Interest
	Amortization	Maturities		Notes	Facility	Total	Rate

2011	$6,207	$—		$246,500	$—	$252,707	7.22%
2012	5,070	53,629	(1)	230,100	—	288,799	6.27%
2013	4,582	4,510		—	—	9,092	5.73%
2014	4,965	2,684		200,000	—	207,649	5.66%
2015	4,511	44,469		316,000	—	364,980	5.17%
2016	3,068	182,318		300,000	—	485,386	6.10%
2017	2,317	2,349		296,543	—	301,209	6.61%
2018	—	—		100,000	—	100,000	7.50%
2019	—	—		—	—	—	0.00%
2020	—	—		350,000	—	350,000	4.75%

	$30,720	$289,959		$2,039,143	$—	$2,359,822	5.98%

(2)	There are two one-year extensions for $23,512 of mortgages.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2012 to 2017 are collateralized by and in some instances cross-collateralized by properties with a net book value of $547.9 million.
The interest rates on $2,319.7 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.0 years.
Credit Facility
During 2010, the Company obtained a new $500 million unsecured revolving credit facility (the “Credit Facility”) due November 2013, replacing a $600 million unsecured revolving credit facility (the “$600 million Credit Facility”) due January 2011. Based on the Company’s present ratings, borrowings under the Credit Facility are priced at LIBOR plus 230 basis points. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. There is also a 45 basis point annual facility fee on the current borrowing capacity. The Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%;

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200% and

•	adjusted net operating income from all unencumbered properties to unsecured indebtedness must be greater than 12%.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill land development project. At December 31, 2010, the Company had not drawn any funds from a £7 million revolving credit facility. The facility expires on November 22, 2011.
Activity
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
In August 2010, the Company used proceeds from its $600 million Credit Facility to repay $169.7 million principal value of 8.50% senior notes due August 2010.

In August 2010, The Company replaced its existing $600 million Credit Facility which was due in January 2011 with the Credit Facility. The Credit Facility is for $500 million. It matures in November 2013. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 230 basis points.
In September 2010, the Company issued $350 million of ten-year, 4.75% senior notes. The net proceeds from this issuance were used to repay borrowings under the Company’s Credit Facility and for general corporate purposes.
During the year ended December 31, 2009, the Company satisfied a 7.75% senior note due April 2009 in full by paying $238.6 million in outstanding principal amount and satisfied an 8.125% medium term unsecured note due January 2009 in full by paying $20.0 million in outstanding principal amount.
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
7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$494,328
2012	446,437
2013	389,111
2014	321,221
2015	256,225
Thereafter	817,299

TOTAL	$2,724,621

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. OWNERS’ EQUITY
Common Units
General and Limited partners’ equity — common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. The common units outstanding as of December 31, 2010 have the same economic characteristics as common shares of the Trust. The 3,928,733 common units are the limited partners’ equity — common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 3,928,733 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,928,733 common units at December 31, 2010 based on the closing price of the shares of the Company at December 31, 2010 was $125.4 million.

Preferred Units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable After
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust
6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
6/30/05	Series F	$50,000	1,000	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
12/15/06	Series G	$27,000	540	$50	6.70%	12/15/11	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust
8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
The Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2010	2009	2008
Distributions (in millions)	$21.0	$21.0	$21.0
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series E	$3.50	$3.50	$3.50
Series F	$3.33	$3.33	$3.33
Series G	$3.35	$3.35	$3.35
Series H	$1.85	$1.85	$1.85
Limited Partners’ Equity
Limited partners’ equity in the accompanying financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. For the years ended December 31, 2008 and prior, these interests were classified in the mezzanine section of the Company’s Consolidated Balance Sheets. In 2009, the Trust and the Operating Partnership entered into an indemnification agreement which requires the Trust to hold the Operating Partnership harmless in connection with the conversion of any common units or preferred units. The noncontrolling interests — common units and preferred units were therefore transferred to owners’ equity.
A reclassification from limited partners’ equity — common units to general partner’s equity was made reflecting the effect of the cumulative redemption of common units to common shares in the amount of $24.5 million at December 31, 2008.

The following details the change in limited partners’ equity for the year ended December 31, 2008. For the years ended December 31, 2009 and 2010, see the Company’s Consolidated Statements of Owners’ Equity.

	Limited partners’	Limited partners’
	equity -	equity -
	common units	preferred units
Balance at January 1, 2008	$120,713	$287,960
Contributions from partners	176	—
Distributions to partners	(10,131)	(21,013)
Issuance of operating partnership units	—	—
Net income	6,669	21,012
Redemption of limited partners common units for common shares	(24,396)	—

Balance at December 31, 2008	$93,031	$287,959

Continuous Equity Offering
During the years ended December 31, 2009 and 2008, the Company sold common units pursuant to a continuous offering program. During the years ended December 31, 2009 and 2008, the Company sold 12.8 million and 495,000 common units, respectively, through this program. The net proceeds from the offering of $283.2 million and $10.8 million for the years ended December 31, 2009 and 2008, respectively, were used for general corporate purposes, including the funding of maturing senior note obligations. The Company did not sell any common units pursuant to a continuous offering program during 2010.
Sale of Common Units
In October 2008, the Company sold 4,750,000 common units. The net proceeds of the offering of $149.5 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
Noncontrolling Interest — Consolidated Joint Ventures
Noncontrolling interest — consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.
9. COMMITMENTS AND CONTINGENCIES
Environmental Matters
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2010, are as follows (in thousands):

Year	Amount
2011	$290
2012	294
2013	297
2014	294
2015	291
2016 through 2070	10,285

Total	$11,751

Operating ground lease expense incurred by the Company during the years ended December 31, 2010, 2009 and 2008 amounted to $434,000, $460,000 and $486,000, respectively.
Legal Matters
As noted in previous filings, as a result of the Company’s acquisition of Republic Property Trust in October, 2007 the Company was substituted as a party to certain ongoing litigation (the “Republic Litigation”). The Republic Litigation has been settled, and the settlement has not had, and will not have, a material impact on the Company’s financial position and results of operations for any period.
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company regularly assesses the liabilities and contingencies in connection with these matters based on the latest available information. For those matters where it is probable that the Company has incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in the Company’s consolidated financial statements. In other cases, because of the uncertainties related to both the probable outcome and amount or range of potential loss, a reasonable estimate of liability, if any, cannot be made. The Company has reviewed the liabilities and contingencies in connection with these matters. As of December 31, 2010, the Company believes that there are no legal proceedings, claims or assessments that are expected to have a material adverse effect on the Company’s business or financial statements.
Other
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.1 million. The Company has not guaranteed any of the principal balance of the debt of the unconsolidated joint ventures.
The Company has guaranteed the interest payments under its mortgage loan for its unconsolidated joint venture Blythe Valley JV Sarl for a maximum of $2.1 million.
The Company has letter of credit obligations of $934,000 related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
The Company is obligated to pay for tenant improvements not yet completed for a maximum of $35.7 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2010 and 2009 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per unit amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Operating revenue	$185,892	$188,521	$184,274	$188,143	$186,339	$186,069	$182,798	$184,173

Income from continuing operations	35,213	40,226	37,389	32,834	(57,866)	40,318	38,338	32,393

Discontinued operations	1,320	780	2,625	2,988	9,060	10,426	4,874	1,449

Income available to common unitholders	36,533	41,006	40,014	35,822	(48,806)	50,744	43,212	33,842

Income per common unit — basic (1)	0.27	0.31	0.30	0.26	(0.46)	0.39	0.35	0.28

Income per common unit — diluted (1)	0.26	0.30	0.29	0.26	(0.46)	0.39	0.35	0.28

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
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

The operating information by segment is as follows (in thousands):
YEAR ENDED DECEMBER 31, 2010

	Northeast
		Lehigh/					phila-
	Southeastern	Central	New				delphia /	united
	PA	PA	Jersey	Midwest	mid-atlantic	South	D.C.	kingdom	total
Operating revenue	$181,048	$103,651	$31,957	$78,294	$134,778	$184,280	$28,611	$4,211	$746,830
Rental property expenses and real estate taxes	59,476	26,620	13,624	30,658	41,745	60,315	7,063	932	240,433

Property level operating income	$121,572	$77,031	$18,333	$47,636	$93,033	$123,965	$21,548	$3,279	506,397

Interest and other income									10,039
Interest expense									(149,320)
General and administrative									(52,850)
Depreciation and amortization									(173,402)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges									140,864
Gain on property dispositions									4,616
Income taxes									(1,736)
Equity in earnings of unconsolidated joint ventures									2,296
Impairment charges — investment in unconsolidated joint ventures and other									(378)
Discontinued operations									7,713

Net income									$153,375

YEAR ENDED DECEMBER 31, 2009

	Northeast						phila-
	Southeastern	Lehigh/	New		mid-		delphia /	united
	PA	Central PA	Jersey	Midwest	atlantic	South	D.C.	kingdom	total
Operating revenue	$183,057	$99,046	$30,436	$82,816	$136,308	$181,252	$22,061	$4,403	$739,379
Rental property expenses and real estate taxes	58,979	26,807	12,309	31,631	40,245	58,241	5,213	935	234,360

Property level operating income	$124,078	$72,239	$18,127	$51,185	$96,063	$123,011	$16,848	$3,468	505,019

Interest and other income									11,472
Debt extinguishment gain									1,547
Interest expense									(148,902)
General and administrative									(51,237)
Depreciation and amortization									(169,818)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures and impairment charges									148,081
Gain on property dispositions									1,687
Income taxes									(494)
Equity in earnings of unconsolidated joint ventures									2,161
Impairment charges — investment in unconsolidated joint ventures and other									(82,552)
— goodwill									(15,700)
Discontinued operations									25,809

Net income									$78,992

YEAR ENDED DECEMBER 31, 2008

	Northeast						phila-
	Southeastern	Lehigh/	New				delphia /	united
	PA	Central PA	Jersey	Midwest	mid-atlantic	South	D.C.	kingdom	total
Operating revenue	$175,362	$94,176	$31,851	$81,513	$139,175	$169,610	$29,425	$4,339	$725,451
Rental property expenses and real estate taxes	56,810	25,320	12,443	29,817	40,885	56,416	7,791	1,044	230,526

Property level operating income	$118,552	$68,856	$19,408	$51,696	$98,290	$113,194	$21,634	$3,295	494,925

Interest and other income									13,404
Debt extinguishment gain									2,521
Interest expense									(152,184)
General and administrative									(54,462)
Depreciation and amortization									(168,148)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures									136,056
Gain on property dispositions									10,572
Income taxes									(1,645)
Equity in earnings of unconsolidated joint ventures									2,805
Discontinued operations									32,318

Net income									$180,106

REAL ESTATE RELATED REVENUES BY TYPE

	Northeast						phila-
Year ended	Southeastern	Lehigh/	New		mid-		delphia /	united
December 31, 2010	PA	Central PA	Jersey	Midwest	atlantic	South	D.C.	kingdom	total
Industrial	$30,177	$91,692	$9,566	$30,258	$53,963	$77,113	$7,588	$1,263	$301,620
Office	150,871	11,959	22,391	48,036	80,815	107,167	21,023	2,948	445,210

Total	$181,048	$103,651	$31,957	$78,294	$134,778	$184,280	$28,611	$4,211	$746,830

	Northeast						phila-
Year ended	Southeastern	Lehigh/	New		mid-		delphia /	united
December 31, 2009	PA	Central PA	Jersey	Midwest	atlantic	South	D.C.	kingdom	total
Industrial	$31,285	$86,399	$9,665	$34,730	$52,662	$78,052	$3,472	$1,294	$297,559
Office	151,772	12,647	20,771	48,086	83,646	103,200	18,589	3,109	441,820

Total	$183,057	$99,046	$30,436	$82,816	$136,308	$181,252	$22,061	$4,403	$739,379

	Northeast						phila-
Year ended	Southeastern	Lehigh/	New		mid-		delphia /	united
December 31, 2008	PA	Central PA	Jersey	Midwest	atlantic	South	D.C.	kingdom	total
Industrial	$32,164	$81,242	$9,745	$33,981	$51,768	$75,419	$2,232	$1,486	$288,037
Office	143,198	12,934	22,106	47,532	87,407	94,191	27,193	2,853	437,414

Total	$175,362	$94,176	$31,851	$81,513	$139,175	$169,610	$29,425	$4,339	$725,451

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast						Phila-	United
	Southeastern	Lehigh/					Delphia /	Kingdom
	PA	Central PA	New Jersey	Midwest	Mid-Atlantic	South	D.C.	(1)	Total
January 1, 2010	$1,079,790	$808,776	$165,426	$531,234	$1,010,119	$1,347,742	$146,650	$42,501	$5,132,238
Additions	15,941	26,367	5,121	9,354	24,956	93,701	22,722	(1,482)	196,680
Dispositions	(11,324)	(3,487)	(5,125)	(2,670)	(9,217)	(11,415)	(221)	—	(43,459)

December 31, 2010	$1,084,407	$831,656	$165,422	$537,918	$1,025,858	$1,430,028	$169,151	$41,019	5,285,459

Accumulated depreciation									(1,090,685)
Land held for development									209,253
Other assets									658,806

Total assets at December 31, 2010									$5,062,833

	Northeast						Phila-
	Southeastern	Lehigh/					Delphia /	United
	PA	Central PA	New Jersey	Midwest	Mid-Atlantic	South	D.C.	Kingdom (1)	Total
January 1, 2009	$1,072,652	$714,514	$179,614	$529,439	$966,730	$1,265,379	$110,380	$38,413	$4,877,121
Additions	10,976	99,233	3,754	11,440	63,173	96,330	36,299	4,088	325,293
Dispositions	(3,838)	(4,971)	(17,942)	(9,645)	(19,784)	(13,967)	(29)	—	(70,176)

December 31, 2009	$1,079,790	$808,776	$165,426	$531,234	$1,010,119	$1,347,742	$146,650	$42,501	5,132,238

Accumulated depreciation									(970,935)
Development in progress									66,714
Land held for development									218,633
Assets held for sale									5,564
Other assets									776,729

Total assets at December 31, 2009									$5,228,943

(1)	United Kingdom additions are impacted by foreign currency translation gain or loss.

12. ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
Discontinued Operations
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $29.0 million, $165.6 million and $80.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues	$3,283	$20,400	$36,468
Operating expenses	(1,446)	(6,130)	(13,873)
Interest expense	(384)	(2,862)	(5,694)
Depreciation and amortization	(597)	(3,458)	(8,102)

Income before property dispositions and impairment charges	$856	$7,950	$8,799

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the years ended December 31, 2010, 2009 and 2008, the Company recognized impairment losses of $957,000, $9.5 million (Excludes $94.5 million impairment charges recognized in 2009 related to investments in unconsolidated joint ventures and goodwill. See Note 2.) and $3.1 million, respectively. The impairment losses are for operating properties or land parcels and were in the segments and for the amounts as indicated below (amounts in thousands):

	Year Ended December 31,
Segment	2010		2009	2008
Northeast	$(52	)(1)	$1,251	$957
Midwest	511		837	1,490
Mid-Atlantic	(239	)(1)	3,992	629
South	360		292	—
Philadelphia/D.C.	377		3,137	—

Total	$957		$9,509	$3,076

(1)	Represents recovery of estimated sales costs on properties sold.
Impairment losses of $327,000 were recognized in the fourth quarter of 2010.
For the year ended December 31, 2010, $579,000 in impairments related to properties sold were included in the caption discontinued operations in the Company’s consolidated statement of operations and $378,000 in impairments were included in the caption impairment charges — investment in unconsolidated joint ventures and other in the Company’s consolidated statement of operations. For the year ended December 31, 2009, $5.8 million in impairments related to properties sold were included in the caption discontinued operations in the Company’s consolidated statement of operations and $3.7 million in impairment was included in the caption impairment charges — investment in unconsolidated joint ventures and other in the Company’s consolidated statement of operations. For the year ended December 31, 2008, $3.1 million in impairment related to properties sold was included in the caption discontinued operations in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2010.

13. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Write-off of fully depreciated property and deferred costs	$48,373	$76,714	$31,421
Assumption of mortgage loans	2,833	—	—
Increase in investment in unconsolidated joint ventures	—	—	(35,172)
Disposition of properties/development in progress	—	—	173,624
Disposition of deferred financing and leasing costs	—	—	12,526
Decrease in accounts receivable	—	—	7,854
Decrease in deferred rent receivable	—	—	6,580
Decrease in prepaid and other assets	—	—	38,486
Decrease in credit facility	—	—	(152,960)
Decrease in other liabilities	—	—	(50,938)
14. SUBSEQUENT EVENTS
Subsequent to December 31, 2010, the Company started the development, on a speculative basis, of two industrial-flex buildings and it signed leases (one of which is subject to certain approvals) committing it to the development of two 100% leased office buildings. The industrial-flex buildings are expected to contain a total of 103,000 square feet of leasable space and represent an anticipated investment of $15 million. The office buildings are expected to contain a total of 360,000 square feet of leasable space and represent an anticipated investment of $130 million.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—	$5,813,324	$18,874,059	$4,470,131	$5,816,839	$23,340,674	$29,157,514	$2,506,553	2005	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,354,683	107,307	1,348,535	1,455,842	877,850	1980	40 yrs.
2202 Hanger Place	Allentown, PA	—	137,439	—	1,331,299	138,127	1,330,610	1,468,738	932,036	1981	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	2,864,910	726,651	7,878,160	8,604,810	3,526,473	1976	40 yrs.
7339 Industrial Boulevard	Allentown, PA	—	1,187,776	—	6,722,946	1,197,447	6,713,275	7,910,723	2,468,308	1996	40 yrs.
400 Nestle Way	Allentown, PA	18,970,828	8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	10,636,515	1997	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	3,905,038	2,670,673	17,212,622	19,883,295	5,465,956	1988	40 yrs.
700 Nestle Way	Allentown, PA	*	3,473,120	—	20,069,956	4,174,970	19,368,105	23,543,076	6,840,477	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	168,845	269,614	1,012,914	1,282,528	338,583	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	261,433	463,123	1,710,283	2,173,406	593,898	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	305,327	489,749	1,963,418	2,453,167	680,356	1998	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,183,790	1,147,541	7,271,832	8,419,373	2,769,825	1985	40 yrs.
8014 Industrial Boulevard	Allentown, PA	*	4,019,258	—	9,764,666	3,645,117	10,138,806	13,783,924	3,604,517	1999	40 yrs.
705 Boulder Drive	Allentown, PA	*	10,594,027	—	27,314,822	10,596,767	27,312,082	37,908,849	4,358,201	2001	40 yrs.
651 Boulder Drive	Allentown, PA	—	4,308,646	—	17,823,342	4,308,646	17,823,342	22,131,987	4,509,238	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—	2,564,167		8,583,521	2,571,466	8,576,222	11,147,688	2,094,455	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	*	1,025,667		5,339,264	1,035,854	5,329,076	6,364,931	1,261,154	2002	40 yrs.
650 Boulder Drive	Allentown, PA	*	5,208,248		31,373,290	9,961,788	26,619,750	36,581,539	5,431,788	2002	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	1,160,038	2002	40 yrs.
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	439,944	4,722,683	19,362,589	24,085,272	3,051,609	2004	40 yrs.
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,338,593	3,717,733	14,319,942	18,037,675	2,408,923	2004	40 yrs.
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,128,012	7,521,211	26,332,749	33,853,961	3,025,564	2005	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,805,110	458,945	2,804,447	3,263,391	1,544,292	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,195,210	541,459	3,194,547	3,736,005	1,551,623	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,650,618	707,867	2,649,954	3,357,821	1,389,177	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,989,956	560,691	3,789,292	4,349,983	1,745,243	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,731,901	532,047	4,731,122	5,263,169	2,699,255	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,388,842	389,081	3,388,089	3,777,170	1,855,845	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,909,892	422,730	3,909,205	4,331,934	2,236,361	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,251,823	144,248	2,251,075	2,395,323	1,280,943	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	1,851,766	139,480	1,851,102	1,990,582	1,077,744	1985	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	876,165	141,746	875,488	1,017,234	537,148	1985	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,310,686	98,986	1,310,686	1,409,672	771,080	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,918,272	129,142	1,917,583	2,046,726	1,383,382	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,346,983	104,453	1,346,196	1,450,648	731,272	1981	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	410,146	163,735	2,140,411	2,304,146	951,499	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	518,471	119,711	1,952,760	2,072,471	799,236	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,673,590	484,361	1,642,544	2,126,905	711,038	1996	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	357,991	213,879	1,452,928	1,666,807	496,534	1990	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	228,320	1,093,724	4,077,858	5,171,582	1,566,110	1990	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	22,959,664	3,752,293	22,877,627	26,629,920	11,262,597	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	724,193	1985	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,230,418	545,172	3,355,536	3,900,708	1,206,845	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	3,882,696	190,728	4,050,968	4,241,696	1,369,909	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	1,974,113	188,896	2,144,217	2,333,113	805,475	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,378,710	188,721	2,548,988	2,737,710	868,984	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	406,994	212,744	1,226,039	1,438,783	487,499	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	178,233	237,078	1,165,813	1,402,890	416,529	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	244,820	253,886	1,307,701	1,561,587	509,901	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	1,819,815	367,706	1,772,109	2,139,815	715,996	1998	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	8,447,080	804,104	8,118,662	8,922,766	2,225,827	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127		14,010,142	1,099,079	14,007,191	15,106,269	4,337,979	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751		11,450,461	1,766,196	10,414,016	12,180,212	3,067,269	2000	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	5,061,217	435,303	5,060,554	5,495,857	2,536,011	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	4,234,073	197,700	4,233,327	4,431,027	2,047,359	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,596,781	240,732	4,596,118	4,836,850	2,513,686	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,744,301	312,873	3,743,636	4,056,510	1,990,833	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,002,234	212,492	3,001,489	3,213,981	1,625,362	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	645,206	395,459	3,341,747	3,737,206	1,470,232	1986	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	39,300,906	2,310,246	39,253,720	41,563,966	12,053,222	1998	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	1,545,672	709,961	4,887,690	5,597,651	1,196,645	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577		3,538,021	786,382	3,536,216	4,322,598	934,358	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	1,657,571	2,060,644	5,498,593	7,559,238	1,485,015	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	2,021,057	1,264,758	4,380,307	5,645,065	921,844	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,027,173	1,264,758	3,386,423	4,651,181	811,901	2002	40 yrs.
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	5,520,730	2,148,571	5,485,383	7,633,953	817,941	2001	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,370,725	1,430,937	4,414,225	5,845,162	1,454,028	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	1,788,361	1,426,251	7,887,313	9,313,564	2,702,850	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	5,703,158	4,501,247	21,380,506	25,881,752	6,878,070	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	261,265	1,065,068	4,742,909	5,807,977	1,513,549	1986	40 yrs.
750 Park of Commerce Boulevard	Boca Raton, FL	—	2,430,000	—	21,130,343	2,473,406	21,086,937	23,560,343	814,808	2007	40 yrs.
400 Boulder Drive	Breinigsville, PA	—	—		13,408,721	2,865,575	10,543,146	13,408,721	1,685,899	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	7,247,724	8,118,881	26,133,210	34,252,091	3,771,051	2004	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
8201 Industrial Boulevard	Breinigsville, PA	*	2,089,719	—	8,328,910	2,222,168	8,196,461	10,418,629	937,164	2006	40 yrs.
8500 Industrial Bouldvard	Breinigsville, PA	—	8,752,708	—	39,837,821	11,511,499	37,079,030	48,590,529	2,150,385	2007	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	715,965	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	3,893,747	577,067	9,091,650	9,668,717	2,867,338	1984	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,578,366	1,306,811	9,688,794	10,995,605	2,308,621	1994	40 yrs.
20700 Swenson Drive	Brookfield, WI	4,625,546	830,008	12,276,445	781,307	830,999	13,056,761	13,887,759	1,936,272	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	3,994,886	1,023,466	10,754,207	1,006,557	1,025,082	11,759,147	12,784,229	1,893,532	2005	40 yrs.
20935 Swenson Drive	Brookfield, WI	3,442,913	571,389	10,242,091	747,638	572,158	10,988,960	11,561,118	1,762,943	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	4,485,150	675,422	8,947,430	1,169,451	678,637	10,113,666	10,792,303	1,837,207	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,578,596	326,963	646,518	3,903,605	4,550,122	567,573	2006	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	2,241,825	4,095,262	16,282,471	20,377,733	2,728,243	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108		7,113,377	794,874	7,056,611	7,851,485	1,887,538	2001	40 yrs.
95 Kriner Road	Chambersburg, PA	—	8,695,501	—	29,151,481	9,407,871	28,439,111	37,846,982	1,565,316	2006	40 yrs.
12810 Virkler Drive	Charlotte, NC	—	475,368	2,367,586	54,921	475,368	2,422,507	2,897,874	—	2010	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125		5,098,066	955,374	5,068,817	6,024,191	1,247,356	2001	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020		4,720,263	1,129,850	4,451,432	5,581,282	981,750	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	998,791	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	—	864,150	4,427,285	443,733	866,609	4,868,559	5,735,168	798,187	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,174,904	1,950,375	7,236,994	535,346	1,951,135	7,771,580	9,722,715	1,662,280	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	—	1,202,556	5,975,538	1,327,494	1,292,273	7,213,315	8,505,588	1,104,650	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	—	1,292,062	6,456,515	1,276,589	1,292,254	7,732,911	9,025,165	1,267,010	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	966,737	2,014,689	8,511,079	10,525,768	1,414,566	2005	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,188,658	997,570	5,191,088	6,188,658	714,193	2005	40 yrs.
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	10,407,802	1,562,903	10,372,202	11,935,105	375,890	2006	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,861,770	2,746,455	8,119,390	10,865,845	1,389,396	2004	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	4,384,691	765,952	4,377,690	5,143,642	2,390,462	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	5,765,879	920,439	5,745,594	6,666,033	3,551,308	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	1,557,193	1,571,105	6,342,212	7,913,317	3,034,765	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,876,157	341,663	4,909,466	5,251,129	1,668,493	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	669,179	218,542	2,609,815	2,828,356	856,165	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	360,288	243,791	2,524,382	2,768,173	841,490	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	909,725	266,684	3,276,626	3,543,310	1,022,270	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	693,028	299,099	3,347,097	3,646,197	1,085,979	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	953,352	237,779	3,064,187	3,301,966	975,651	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	582,878	296,262	3,211,811	3,508,073	1,075,810	1986	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	2,143,378	2,427,065	9,638,848	12,065,913	3,071,202	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,617,338	1,295,000	3,280,443	4,575,443	822,262	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105		3,716,920	1,295,000	3,380,026	4,675,026	854,267	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105		3,936,052	1,307,300	3,586,857	4,894,157	1,107,901	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,938,014	1,599,259	3,296,861	4,896,120	585,317	2000	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	14,959,075	3,142,376	3,922,382	18,096,163	22,018,545	3,483,259	2006	40 yrs.
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	7,741,067	3,166,951	8,439,964	11,606,915	893,106	2006	40 yrs.
1250 Hall Court	Deer Park, TX	2,887,908	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	537,788	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	126,879	598,918	3,770,065	4,368,983	556,253	2006	40 yrs.
190 Parkway West	Duncan, SC	—	551,663	3,310,993	209,022	552,211	3,519,466	4,071,678	493,195	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	940,104	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	5,851,990	318,001	976,393	6,169,031	7,145,424	718,293	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,366,266	1,103,860	3,393,423	4,497,283	1,019,172	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	960,674	462,876	5,112,465	5,575,340	1,578,052	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	2,094,867	1,289,215	6,489,535	7,778,750	2,282,668	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	1,066,844	768,344	2,256,509	3,024,853	669,661	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	407,233	118,300	1,494,781	1,613,081	498,869	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	253,930	142,399	1,562,429	1,704,828	468,136	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	279,138	108,610	1,277,142	1,385,752	434,055	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	480,014	270,584	2,966,999	3,237,582	1,098,940	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	391,586	285,464	3,015,393	3,300,857	1,115,447	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	807,298	264,419	3,235,815	3,500,235	1,151,828	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	928,780	336,481	4,021,187	4,357,668	1,267,456	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	22,099,352	2,938,372	22,073,370	25,011,743	7,401,528	1999	40 yrs.
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,987,320	1,916,609	5,571,353	7,487,962	693,360	2006	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	623,355	760,525	3,878,113	4,638,638	1,490,532	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	128,371	2,188,525	3,917,133	6,105,657	1,245,568	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	1,980,136	1,230,965	6,054,200	7,285,165	1,951,366	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,822,802	1,956,273	4,822,802	6,779,075	1,592,158	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	1,122,027	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,145,948	993,101	3,282,810	4,275,911	1,029,470	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829		4,191,274	1,739,966	3,777,137	5,517,103	973,945	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517		8,510,179	3,000,555	6,521,141	9,521,696	1,891,508	2001	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	761,228	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687		3,782,331	1,718,407	2,980,611	4,699,018	712,167	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925		5,226,016	1,599,757	5,027,185	6,626,941	837,201	2000	40 yrs.
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	53,337	10,243,977	10,898,042	21,142,019	1,045,470	2007	40 yrs.
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	6,154,082	3,023,417	5,027,709	8,051,126	(245,874)	2006	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
180 Sheree Boulevard	Exton, PA	4,912,627	2,647,861	11,334,403	2,113,356	2,649,426	13,446,194	16,095,620	1,715,054	2007	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	157,281	524,390	1,112,644	1,637,033	305,730	1982	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,290,952	2,826,994	8,230,889	11,057,884	1,043,789	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	329,544	1,267,937	2,546,260	3,814,197	411,754	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	7,453,925	1,790,041	9,600,633	11,390,674	838,469	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	447,001	1,650,703	2,364,038	4,014,741	367,824	2005	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	35,619,946	51,390,540	15,920,254	36,374,955	66,555,784	102,930,739	7,272,746	2006	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	591,074	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,604,227	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	9,612,936	3,414,989	12,012,675	15,427,663	2,215,114	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,188,682	625,111	5,343,586	5,968,696	1,950,986	1985	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	3,060,575	743,898	7,560,382	8,304,280	2,513,321	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	241,155	771,029	3,925,588	4,696,617	1,463,680	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,199,335	483,263	3,159,557	3,642,820	1,077,363	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,561,112	1,075,620	10,558,388	11,634,008	3,773,270	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	960,055	670,292	4,799,300	5,469,591	1,558,839	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,428,858	1,010,044	8,580,567	9,590,611	3,022,299	1990	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	754,889	1,083,006	6,790,542	7,873,548	1,208,027	2004	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911		6,273,615	515,542	6,270,984	6,786,525	1,105,261	2003	40 yrs.
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,545,588	825,529	3,538,173	4,363,702	291,245	2006	40 yrs.
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	13,779,580	3,712,683	11,614,708	15,327,391	707,040	2006	40 yrs.
7 Research Drive	Greenville, SC	—	—	17,091,882	4,405	—	17,096,287	17,096,287	1,721,813	2007	40 yrs.
1487 South Highway 101	Greer, SC	—	464,237	—	5,631,587	1,301,738	4,794,086	6,095,824	232,720	2007	40 yrs.
11841 Newgate Boulevard	Hagerstown, MD	—	3,356,207	—	30,555,755	9,741,685	24,170,277	33,911,962	1,082,575	2008	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,430,422	974,675	7,010,291	7,984,966	2,256,731	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	1,149,934	1,097,368	7,910,712	9,008,080	2,531,828	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,535,913	212,694	1,530,586	1,743,281	487,934	1999	40 yrs.
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	7,819,255	1,128,829	8,340,849	9,469,678	1,060,866	2006	40 yrs.
21 Enterprise Parkway	Hampton, VA	—	263,668	8,167,118	640,550	265,719	8,805,617	9,071,336	2,253,821	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	369,221	710,486	3,320,652	4,031,139	650,590	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	25,658	1,104,359	1,985,329	3,089,688	594,468	1983	40 yrs.
7361 Coca Cola Drive	Hanover, MD	—	2,245,187	—	9,353,170	3,822,710	7,775,647	11,598,357	345,579	2004	40 yrs.
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	28,367,702	9,368,557	26,742,945	36,111,502	3,446,033	2005	40 yrs.
500 McCarthy Drive	Harrisburg, PA	*	5,194,872	19,991,436	4,518,658	5,687,013	24,017,953	29,704,966	4,595,442	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,109,626	373,502	1,879,822	2,253,325	665,989	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,620,276	315,614	1,425,991	1,741,605	442,317	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	20,677,603	2,042,159	19,437,347	21,479,505	6,672,869	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	3,393,949	235,698	3,392,816	3,628,513	1,449,631	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,466,168	320,450	2,465,007	2,785,457	1,255,878	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,111,872	231,692	2,110,803	2,342,494	1,068,491	1989	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,376,534	183,888	2,375,456	2,559,344	1,129,562	1989	40 yrs.
4328, 4336 Federal Drive	High Point, NC	3,314,214	521,122	—	7,328,753	825,092	7,024,783	7,849,875	4,317,782	1995	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,656,217	173,623	2,966,595	3,140,218	1,260,185	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	669,468	597,368	5,490,600	6,087,969	2,180,600	1989	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,033,400	283,368	2,033,028	2,316,396	799,262	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,057,225	132,655	1,068,231	1,200,886	382,264	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,037,383	545,627	2,777,638	3,323,265	880,113	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,466,427	265,991	2,302,808	2,568,799	844,753	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,092,124	173,889	1,984,966	2,158,855	684,926	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,226,497	276,038	2,214,497	2,490,534	600,059	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,447,995	500,980	3,446,515	3,947,495	1,151,155	2000	40 yrs.
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	6,127,302	791,880	5,429,696	6,221,576	492,375	2005	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203		3,263,729	526,266	2,859,666	3,385,932	1,018,058	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106		3,432,266	431,106	3,101,266	3,532,372	1,043,576	2001	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232		1,682,549	378,101	1,398,680	1,776,781	441,483	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320		7,016,383	984,672	6,204,031	7,188,704	1,580,430	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943		3,007,486	611,166	2,614,263	3,225,429	627,812	2002	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,780,599	511,869	2,778,730	3,290,599	433,881	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,584,254	505,700	3,186,140	3,691,840	523,533	2004	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,973,021	665,239	1,307,782	1,973,021	147,305	2004	40 yrs.
4475 Premier Drive	High Point, NC	—	748,693	—	6,801,791	1,525,421	6,025,063	7,550,484	374,361	2006	40 yrs.
100 Witmer Road	Horsham, PA	—	3,102,784	—	20,104,942	3,764,784	19,442,942	23,207,726	4,720,873	1996	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,039,073	1,408,041	3,964,674	5,372,715	1,368,709	1998	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	558,090	180,459	1,999,563	2,180,022	626,642	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,804,507	282,493	4,061,015	4,343,508	1,362,227	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,343,251	1,265,363	9,127,132	10,392,495	3,411,586	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	9,979,535	1,939,712	9,105,774	11,045,486	2,506,444	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,184,244	638,513	6,995,567	7,634,080	2,350,191	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,159,203	629,944	6,892,431	7,522,375	2,706,844	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,844,399	629,944	7,577,633	8,207,577	3,290,787	1990	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	378,615	1,058,901	5,722,221	6,781,122	1,966,851	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,541,736	1982	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	594,916	330,111	3,576,586	3,906,696	1,236,229	1974	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,040,774	393,019	4,351,791	4,744,810	1,183,589	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,143,504	489,032	5,269,655	5,758,687	1,871,705	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	931,107	294,673	3,594,829	3,889,502	1,251,908	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	348,986	270,906	2,797,486	3,068,392	967,476	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	1,781,426	464,871	5,733,397	6,198,268	1,675,874	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,748,169	270,282	4,189,445	4,459,727	1,431,794	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	982,690	436,952	4,931,653	5,368,605	1,693,057	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	117,388	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,344,093	732,552	7,152,520	7,885,072	2,457,858	1977	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	894,621	208,140	1,790,091	1,998,231	572,733	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	724,193	451,731	3,794,535	4,246,266	1,188,157	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	1,144,743	452,251	4,209,443	4,661,693	1,430,849	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	2,188,624	558,142	6,994,139	7,552,281	2,252,157	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,412,155	673,041	8,188,524	8,861,565	2,968,854	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	441,510	255,528	2,589,008	2,844,536	838,125	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	2,077,571	502,705	6,618,168	7,120,873	1,874,297	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	2,033,132	376,475	5,364,892	5,741,368	2,168,644	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,433,284	583,628	7,303,511	7,887,138	2,566,697	1981	40 yrs.
104 Witmer Road	Horsham, PA	—	1,248,148	—	597,911	189,793	1,656,266	1,846,059	512,431	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	2,012,789	380,802	5,445,547	5,826,349	1,789,949	1983	40 yrs.
719 Dresher Road	Horsham, PA	—	493,426	2,812,067	207,803	495,112	3,018,184	3,513,297	965,932	1987	40 yrs.
4 Walnut Grove	Horsham, PA	—	2,515,115	—	10,809,109	2,515,115	10,809,109	13,324,224	2,926,610	1999	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	1,363,559	1985	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	1,790,780	2,565,140	4,798,056	7,363,195	1,361,027	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151		17,473,670	4,138,577	16,862,244	21,000,821	3,245,331	2001	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	850,586	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,797,278	182,400	8,614,878	8,797,278	1,796,267	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	630,669	1,140,597	2,651,574	3,792,171	581,561	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	364,660	471,171	1,275,332	1,746,503	334,557	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,531,087	1,322,317	4,063,231	5,385,547	1,132,169	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	431,004	709,967	1,802,108	2,512,075	277,846	2003	40 yrs.
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,525,660	2,631,956	18,525,400	21,157,356	1,577,227	2006	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	4,724,241	1,607,977	4,723,501	6,331,479	2,500,825	1988	40 yrs.
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,408,030	1,131,380	13,725,650	14,857,030	5,058,217	1988	40 yrs.
767 Electronic Drive	Horsham, PA	—	1,229,685	—	2,436,397	1,241,970	2,424,112	3,666,082	972,152	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	*	363,339	2,509,186	163,721	363,339	2,672,908	3,036,247	859,120	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	*	438,853	3,030,396	339,899	438,853	3,370,294	3,809,147	1,178,648	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	*	289,000	3,559,857	246,977	289,000	3,806,834	4,095,834	1,111,779	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	*	293,534	3,036,269	146,851	306,147	3,170,506	3,476,653	834,764	1999	40 yrs.
16680 Central Green Boulevard	Houston, TX	*	311,952	—	4,153,893	492,869	3,972,975	4,465,845	368,224	2001	40 yrs.
16605 Air Center Boulevard	Houston, TX	*	298,999		3,328,180	496,186	3,130,994	3,627,180	685,028	2002	40 yrs.
10739 West Little York Road	Houston, TX	*	797,931	5,950,894	148,370	799,560	6,097,635	6,897,195	1,286,211	1999	40 yrs.
10735 West Little York Road	Houston, TX	*	1,110,988	6,351,946	1,638,126	1,135,483	7,965,577	9,101,060	1,512,982	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	*	2,290,001	15,297,141	1,927,534	2,290,002	17,224,674	19,514,676	3,288,526	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	*	—	—	2,887,715	414,691	2,473,024	2,887,715	419,524	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	*	638,453	3,258,815	653,425	638,477	3,912,215	4,550,692	876,801	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	*	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	947,067	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	*	2,774,995	6,364,767	1,143,271	2,775,021	7,508,011	10,283,032	1,432,118	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	*	284,403	—	4,495,522	503,779	4,276,146	4,779,925	583,405	2005	40 yrs.
1646 Rankin Road	Houston, TX	*	329,961	—	4,895,132	592,234	4,632,859	5,225,093	789,638	2005	40 yrs.
8301 Fallbrook Drive	Houston, TX	*	4,515,862	—	23,946,674	5,877,884	22,584,652	28,462,536	1,625,499	2006	40 yrs.
5200 N. Sam Houston Parkway	Houston, TX	*	1,519,458	7,135,548	3,490,870	1,520,074	10,625,802	12,145,877	1,061,203	2007	40 yrs.
5250 N. Sam Houston Parkway	Houston, TX	*	2,173,287	8,868,256	2,265,109	2,173,942	11,132,710	13,306,652	971,211	2007	40 yrs.
11201 Greens Crossing Boulevard	Houston, TX	*	1,006,194	5,412,584	2,687,416	1,008,542	8,097,651	9,106,193	877,726	2007	40 yrs.
850 Greens Parkway	Houston, TX	*	2,893,405	11,593,197	2,680,294	2,899,861	14,267,034	17,166,895	1,122,286	2007	40 yrs.
860 Greens Parkway	Houston, TX	*	1,399,365	6,344,650	1,524,550	1,374,012	7,894,553	9,268,565	642,653	2007	40 yrs.
10301 Round Up Lane	Houston, TX	—	545,501	2,927,700	189,451	545,501	3,117,150	3,662,651	—	2010	40 yrs.
10305 Round Up Lane	Houston, TX	—	1,340,609	7,489,720	621,689	1,340,609	8,111,408	9,452,017	—	2010	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,948,585	1,861,025	9,293,506	11,154,531	2,644,871	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	2,495,995	3,269,948	16,047,365	19,317,313	3,060,651	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	1,182,528	2,077,949	9,953,094	12,031,044	2,296,058	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	3,212,810	2,211,969	11,028,852	13,240,821	1,584,542	2003	40 yrs.
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	13,368,615	3,542,881	27,554,885	31,097,766	4,709,104	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	705,184	615,096	3,161,959	3,777,055	507,444	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	76,921	314,572	1,356,807	1,671,380	181,978	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	9,784,270	913,013	9,778,061	10,691,074	3,210,331	1989	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,395,612	974,959	5,387,205	6,362,164	2,809,899	1987	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	2,286,322	774,020	8,069,302	8,843,322	3,685,361	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	2,174,368	827,420	8,033,948	8,861,368	3,162,603	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,328,602	749,811	1,977,048	2,726,859	809,178	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	2,984,235	853,981	2,837,188	3,691,169	1,111,945	1996	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,339,915	418,093	7,921,822	8,339,915	2,551,053	1998	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,237,846	1996	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	3,583,342	846,461	3,577,877	4,424,338	1,312,357	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,099,770	780,486	2,893,482	3,673,968	1,065,864	1999	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	903,983	1,002,704	4,955,438	5,958,142	2,027,804	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	182,927	624,215	3,169,178	3,793,392	1,137,378	1987	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	280,904	554,542	3,274,631	3,829,174	1,058,497	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	186,685	370,039	2,182,181	2,552,220	737,616	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	657,134	370,039	3,702,428	4,072,467	1,264,353	1990	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	293,659	388,541	2,388,930	2,777,471	816,571	1993	40 yrs.
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	388,955	296,032	1,985,284	2,281,316	674,612	1993	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	379,477	251,627	1,736,312	1,987,939	782,928	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	400,092	407,043	2,594,680	3,001,723	927,069	1994	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	106,854	366,339	2,082,225	2,448,564	710,529	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	350,687	462,549	2,845,056	3,307,606	885,962	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	50,343	601,401	3,292,711	3,894,112	1,094,002	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	609,686	555,213	3,302,777	3,857,989	1,148,284	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	272,737	551,250	3,401,098	3,952,348	1,064,669	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	1,896,775	877,964	4,257,517	5,135,481	1,580,051	1986	40 yrs.
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	13,024,417	2,287,152	12,826,612	15,113,764	902,933	1998	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	7,893,940	1,168,062	8,025,079	9,193,141	2,385,293	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,257,563	641,272	3,254,446	3,895,717	956,755	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,311,699	662,559	2,649,140	3,311,699	638,611	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	815,879	853,704	4,325,708	5,179,412	1,302,193	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202		7,870,835	1,665,915	7,504,122	9,170,037	2,290,667	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060		2,639,416	680,766	2,350,710	3,031,476	604,262	2002	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,433,694	4,269,346	21,000,880	25,270,226	3,613,901	2005	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	5,732,526	1,210,137	5,451,025	6,661,162	1,707,805	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,415,377	717,001	7,231,499	7,948,499	2,853,747	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,023,707	705,317	8,761,195	9,466,511	2,769,154	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	7,153,361	1,187,900	14,121,413	15,309,313	1,001,048	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,590,663	350,874	1,636,967	1,987,841	446,303	1998	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	7,770,167	952,911	14,492,996	15,445,907	5,467,867	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	6,936,819	952,361	13,659,650	14,612,010	4,892,817	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	784,645	236,432	2,640,897	2,877,328	1,034,596	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	263,517	217,809	2,022,931	2,240,740	734,434	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,643,566	867,815	3,540,121	4,407,936	1,092,503	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,282,774	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,580,729	592,886	2,497,422	3,090,309	980,216	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	1,152,908	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	8,386,799	1,132,519	8,364,391	9,496,911	2,455,413	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	977,199	776,496	4,116,267	4,892,763	1,287,288	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	7,956,354	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	4,621,206	978,402	4,662,804	5,641,206	1,516,106	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	17,600,911	2,413,514	15,187,397	17,600,911	3,744,703	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	1,133,697	2000	40 yrs.
180 South Warner Drive	King of Prussia, PA	—	—	—	9,533,659	—	9,533,659	9,533,659	99,167	2009	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	2,515,288	458,232	5,742,256	6,200,488	2,703,554	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,039,347	461,909	4,292,237	4,754,147	1,763,715	1980	40 yrs.
3100 Horizon Drive	King of Prussia, PA	—	601,956	—	1,758,484	611,436	1,749,005	2,360,441	624,398	1995	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,830,072	1,223,875	2,811,036	4,034,911	970,905	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,476,299	946,703	2,721,045	3,667,748	818,211	1997	40 yrs.
11425 State Highway 225	LaPorte, TX	*	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	461,715	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	*	2,561,931	9,695,493	184,312	2,566,047	9,875,690	12,441,736	1,075,351	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,510,456	779,330	5,624,568	6,403,897	1,004,672	2004	40 yrs.
8500 Willard Drive	Lehigh, PA	—	6,398,815	—	21,794,707	7,627,526	20,565,997	28,193,522	1,359,631	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	44,324,333	11,254,716	44,319,167	55,573,883	5,774,422	2005	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(649,436)	373,203	1,175,284	1,548,487	640,074	1988	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	2,047,678	6,083,206	14,391,831	20,475,037	4,729,802	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,051,620	795,831	4,050,932	4,846,763	2,511,028	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	14,959,980	1,837,878	14,959,152	16,797,030	10,849,584	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,365,913	449,447	2,365,241	2,814,688	1,638,179	1977	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	437,856	406,421	4,031,435	4,437,856	1,620,776	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	578,651	588,384	3,225,253	3,813,637	2,264,448	1989	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,051,932	1,337,076	12,564,432	13,901,508	5,780,886	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	448,271	419,460	4,240,841	4,660,301	1,406,540	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,594,859	684,200	7,776,520	8,460,720	2,644,135	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,081,159	1,676,470	15,841,503	17,517,973	6,710,183	1998	40 yrs.
3 Country View Road	Malvern, PA	—	814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	1,447,364	1998	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	1,571,119	321,473	1,440,760	1,762,233	480,323	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	1,616,195	234,922	1,572,387	1,807,309	508,813	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,316,168	4,749,748	14,946,641	19,696,389	6,333,780	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,709,379	1,451,139	6,578,865	8,030,004	2,967,620	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,848	2,171,080	8,098,519	10,269,598	3,451,850	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,216,674	2,158,337	8,072,087	10,230,424	3,425,023	1999	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	1,230,874	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,227,678	708,331	3,015,644	3,723,975	947,673	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	7,048,952	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,668,182	5,405,042	11,668,182	17,073,224	2,050,056	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	441,767	832,244	1,774,439	2,606,683	377,847	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,339,789	724,846	5,339,001	6,063,847	2,671,964	1985	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	7,172,977	1,055,243	7,172,152	8,227,395	3,591,164	1989	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,569,322	643,892	5,589,712	6,233,604	3,088,228	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	2,839,137	519,742	2,791,760	3,311,501	1,459,917	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	4,998,361	1,012,843	4,922,731	5,935,573	2,592,952	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,233,318	325,775	3,230,461	3,556,236	1,979,657	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,112,784	323,792	3,112,964	3,436,755	1,723,526	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,309,203	466,413	5,308,329	5,774,742	3,213,237	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	4,583,549	505,458	4,582,702	5,088,160	2,988,275	1983	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816	374,497	1,338,945	1,713,442	832,359	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,370,515	531,534	2,369,710	2,901,244	1,428,758	1984	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,846,006	397,948	2,845,189	3,243,137	1,717,478	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	4,316,950	177,317	4,316,068	4,493,385	2,563,412	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,134,390	215,818	4,133,578	4,349,395	2,481,839	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	6,715,903	382,361	6,715,086	7,097,447	4,337,741	1983	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	1,680,547	332,216	1,679,723	2,011,939	1,099,532	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	2,787,619	509,899	2,786,796	3,296,694	1,670,677	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,708,843	524,230	3,708,143	4,232,373	1,937,657	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	350,938	128,783	350,281	479,064	310,396	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	128,206	143,074	—	618,372	143,811	617,635	761,446	441,406	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,484,101	888,359	5,483,406	6,371,765	3,660,279	1978	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	9,533,661	1,369,003	9,532,917	10,901,920	6,153,357	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,298,902	128,767	1,300,824	1,429,591	812,221	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,603,724	626,068	2,602,804	3,228,871	1,752,418	1981	40 yrs.
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	659,141	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	5,099,729	884,974	14,365,179	15,250,153	8,205,995	1989	40 yrs.
5 Country View Road	Malvern, PA	—	785,168	4,678,632	859,306	786,235	5,536,870	6,323,106	2,413,402	1985	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	851,435	513,250	3,753,340	4,266,590	1,116,812	1989	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	3,430,681	271,743	7,195,325	7,467,068	2,991,309	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	1,000,645	96,161	2,317,433	2,413,594	913,561	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402		3,665,348	317,799	3,416,951	3,734,750	1,282,570	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	940,855	327,554	2,474,627	2,802,181	1,068,512	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	2,631,930	1,069,838	7,412,092	8,481,930	2,061,080	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	2,702,827	1,069,838	7,482,990	8,552,827	3,327,490	1988	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,338,692	430,909	2,327,514	2,758,423	335,918	2003	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,890,851	506,318	2,941,708	3,448,026	444,608	2004	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	328,453	1,711,964	7,176,310	8,888,274	2,177,967	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	611,440	394,938	2,948,434	3,343,371	1,136,137	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	349,777	443,101	2,704,175	3,147,276	867,142	1986	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	475,651	385,305	2,823,221	3,208,526	1,022,821	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	134,458	619,465	2,755,926	3,375,391	818,665	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,121,832	350,628	3,515,945	3,866,572	887,795	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443		10,406,336	491,531	10,149,249	10,640,780	3,506,918	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	48,494	341,698	1,576,042	1,917,740	429,338	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	655,767	532,370	3,897,257	4,429,627	1,320,028	1984	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000		7,542,950	1,801,024	7,541,926	9,342,950	1,929,894	2003	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,826,790	914,760	2,912,030	3,826,790	333,900	2005	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	2,433,469	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558		7,982,141	1,038,197	8,007,502	9,045,699	2,683,502	2002	40 yrs.
4700 Nathan Lane N — Expansion	Minneapolis, MN	—	—	—	13,170,503	—	13,170,503	13,170,503	453,689	2008	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,814,360	2,177,953	11,759,701	13,937,654	2,599,590	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,198,281	829,263	8,597,077	9,426,340	2,804,794	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,010,460	883,895	9,993,805	10,877,700	3,439,643	1985	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,500,922	2,022,153	12,846,802	14,868,955	4,233,890	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,330,445	2,022,152	13,687,587	15,709,739	4,715,477	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	18,619,103	2,980,689	18,598,924	21,579,613	5,960,178	2000	40 yrs.
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	15,562,898	6,265,000	15,502,305	21,767,305	610,702	2007	40 yrs.
324 Park Knoll Drive	Morrisville, NC	*	1,449,092	4,424,932	271,387	1,449,450	4,695,961	6,145,411	471,106	2007	40 yrs.
619 Distribution Drive	Morrisville, NC	*	1,031,430	5,655,167	341,601	1,031,685	5,996,513	7,028,198	583,893	2007	40 yrs.
627 Distribution Drive	Morrisville, NC	*	1,061,370	5,152,110	359,118	1,061,632	5,510,966	6,572,598	498,992	2007	40 yrs.
701 Distribution Drive	Morrisville, NC	*	1,300,889	5,313,226	207,183	1,301,211	5,520,088	6,821,298	558,602	2007	40 yrs.
323 Park Knoll Drive	Morrisville, NC	2,828,450	1,071,600	4,397,807	103,718	1,071,600	4,501,525	5,573,125	—	2010	40 yrs.
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	16,883,907	3,758,270	16,856,207	20,614,477	1,110,722	2006	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,350,519	1,098,904	6,251,616	7,350,519	1,257,353	2004	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,881,267	539,060	3,854,327	4,393,387	585,570	2001	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	2,583,731	2003	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	4,586,987	2,970,687	6,026,071	8,996,757	818,387	2006	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	3,472,518	512,018	7,960,500	8,472,518	3,156,097	1987	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	229,583	311,950	4,623,118	4,935,068	1,835,463	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	775,089	362,855	4,059,850	4,422,706	1,758,052	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	1,084,817	290,545	3,596,655	3,887,200	1,445,408	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	1,932,794	450,558	5,006,486	5,457,044	1,718,328	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	318,526	234,151	2,341,209	2,575,360	776,000	1985	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	539,621	234,814	2,534,719	2,769,533	872,377	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	1,340,796	286,587	3,815,616	4,102,203	1,153,126	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	564,777	288,577	3,111,314	3,399,891	1,091,545	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	—	430,990	3,714,828	1,238,899	430,990	4,953,727	5,384,717	1,840,336	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,137,988	569,184	3,063,139	3,632,322	1,190,427	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,050,418	310,831	4,848,162	5,158,993	1,934,061	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	1,478,335	1,057,763	5,670,162	6,727,925	1,926,168	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	1,961,528	701,705	5,467,180	6,168,886	2,265,945	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,705,164	470,659	3,591,492	4,062,151	1,295,054	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515		3,428,278	144,515	3,428,278	3,572,793	1,076,681	2001	40 yrs.
27th Street	Oak Creek, WI	—	348,280	—	4,295,405	696,690	3,946,995	4,643,685	165,695	2007	40 yrs.
Corporate Preserve Drive	Oak Creek, WI	—	516,016	—	3,933,839	654,271	3,795,584	4,449,855	146,271	2007	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	303,570	766,390	3,791,469	4,557,859	1,070,168	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	1,834,637	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	1,867,935	1,809,927	9,125,573	10,935,500	1,461,921	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	*	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	476,769	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	*	405,362	1,146,546	314,760	405,362	1,461,306	1,866,668	521,435	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	*	523,512	3,191,790	914,639	538,512	4,091,429	4,629,941	1,454,355	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,349,259	587,319	2,336,771	2,924,090	766,292	1999	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	398,922	522,991	2,961,671	3,484,662	1,021,663	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	*	518,043	2,561,938	764,155	518,043	3,326,093	3,844,136	1,052,279	1962	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	349,256	453,918	2,921,458	3,375,376	822,168	1998	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,419,706	642,427	2,163,243	2,805,669	612,812	2001	40 yrs.
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,791,927	830,953	3,864,675	4,695,628	479,492	2006	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,660,761	925,671	5,638,790	6,564,462	1,308,507	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964		2,867,281	704,800	2,698,444	3,403,244	786,401	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	*	664,605		2,362,814	685,383	2,342,035	3,027,419	533,740	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,219,087	680,312	3,339,841	4,020,152	750,364	2003	40 yrs.
1090 Gills Drive	Orlando, FL	*	878,320	2,558,833	1,400,491	878,320	3,959,324	4,837,644	732,654	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,631,110	1,283,713	5,347,397	6,631,110	1,579,677	2004	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,084,539	767,953	4,155,440	4,923,392	560,662	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	*	1,931,697	6,388,203	2,135,046	1,932,004	8,522,943	10,454,946	1,940,443	2004	40 yrs.
2351 Investors Row	Orlando, FL	*	2,261,924	7,496,249	411,516	2,263,211	7,906,478	10,169,689	1,211,038	2004	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,666	825,673	2,136,290	2,961,963	373,172	2005	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	2,068,083	2,583,667	19,536,762	22,120,429	2,931,860	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	9,676,795	2,583,216	20,874,477	23,457,693	2,841,547	2005	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,435,301	6,174,642	200,240	1,435,301	6,374,882	7,810,183	690,586	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,775,194	570,566	1,457,286	7,331,985	8,789,270	972,281	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	8,002,539	628,392	1,445,807	8,616,613	10,062,420	1,124,653	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,702,243	307,605	1,570,863	5,992,522	7,563,385	672,126	2006	40 yrs.
851 Gills Drive	Orlando, FL	—	332,992	—	2,644,112	373,500	2,603,604	2,977,104	173,781	2006	40 yrs.
950 Gills Drive	Orlando, FL	—	443,989	—	2,698,675	464,800	2,677,864	3,142,664	158,297	2006	40 yrs.
1000 Gills Drive	Orlando, FL	—	415,906	—	2,712,378	435,400	2,692,883	3,128,283	188,966	2006	40 yrs.
201 Summit Park Drive	Orlando, FL	—	4,435,921	—	38,355,529	4,510,990	38,280,461	42,791,450	664,651	2008	40 yrs.
8201 Chancellor Drive	Orlando, FL	—	4,295,972	15,564,905	2,966,361	4,295,972	18,531,266	22,827,239	287,908	2010	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,774,779	125,087	46,123,723	46,248,810	18,205,132	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	9,484,817	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,791,359	1,022,081	7,094,168	8,116,249	1,406,432	2003	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	12,028,316	347,892	12,247,704	12,595,596	1,910,404	2004	40 yrs.
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,757,514	366,982	6,282,425	6,649,406	510,831	2006	40 yrs.
4300 South 26th Street	Philadelphia, PA	—	402,673	—	36,561,192	417,353	36,546,513	36,963,865	1,236,362	2008	40 yrs.
3 Crescent Drive	Philadelphia, PA	—	214,726	—	23,728,765	417,485	23,526,006	23,943,491	347,394	2008	40 yrs.
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	5,587,577	4,765,172	16,140,451	20,905,624	1,419,862	2007	40 yrs.
4750 S. 44th Place	Phoenix, AZ	—	3,756,307	8,336,400	4,122,476	3,761,587	12,453,596	16,215,183	939,944	2007	40 yrs.
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	2,166,648	1,911,045	4,120,208	6,031,253	492,458	2007	40 yrs.
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,100,202	1,410,248	5,780,670	7,190,918	842,005	2007	40 yrs.
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	7,922,480	10,045,599	2,755,567	6,690,321	14,033,325	20,723,646	1,520,748	2007	40 yrs.
4425 E. Cotton Center Boulvard	Phoenix, AZ	*	7,318,457	24,549,401	28,556	7,318,457	24,577,957	31,896,413	2,854,518	2007	40 yrs.
4415 E. Cotton Center Boulevard	Phoenix, AZ	*	1,749,957	3,667,748	7,388	1,749,957	3,675,136	5,425,093	459,476	2007	40 yrs.
4405 E. Cotton Center Boulevard	Phoenix, AZ	*	2,646,318	9,697,439	263,756	2,646,318	9,961,195	12,607,513	1,068,755	2007	40 yrs.
4313 E. Cotton Center Boulevard	Phoenix, AZ	*	3,895,539	16,724,283	1,401,488	3,895,539	18,125,772	22,021,311	2,163,300	2007	40 yrs.
4303 E. Cotton Center Boulvard	Phoenix, AZ	*	2,619,964	9,675,711	52,718	2,619,964	9,728,428	12,348,392	1,130,199	2007	40 yrs.
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	10,331,534	6,827,288	10,043,555	16,870,843	421,457	2007	40 yrs.
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	4,381,333	5,617,939	4,144,367	9,762,306	146,427	2007	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	250,974	1,689,726	8,188,119	9,877,845	2,478,190	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,821,413	1,024,040	11,988,779	13,012,819	4,174,450	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	2,426,568	516,920	7,072,910	7,589,830	2,087,144	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	918,212	395,366	4,472,724	4,868,090	1,692,190	1985	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	393,089	151,238	1,763,230	1,914,468	668,422	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	456,993	384,235	3,898,462	4,282,697	1,277,979	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	615,305	198,205	2,408,726	2,606,931	918,230	1978	40 yrs.
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	910,372	332,317	3,988,192	4,320,509	1,079,239	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	392,196	972,232	4,284,282	5,256,513	1,413,897	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	11,783	203,247	822,876	1,026,124	264,713	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	224,133	203,247	1,035,226	1,238,473	421,093	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	200,027	203,247	1,011,120	1,214,367	286,311	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	355,505	1,157,049	4,976,461	6,133,511	1,604,895	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	256,028	392,138	1,821,816	2,213,954	634,567	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	621,873	359,933	2,058,989	2,418,922	580,887	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	281,345	164,413	937,278	1,101,691	337,880	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	239,517	310,178	1,478,441	1,788,619	551,735	1965	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	159,898	659,456	4,995,908	5,655,364	1,946,188	1989	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	254,734	489,941	3,847,634	4,337,575	1,538,356	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	87,419	644,384	4,112,899	4,757,283	1,671,965	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	676,233	408,729	3,373,581	3,782,310	1,404,256	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	1,080,673	310,854	3,360,270	3,671,124	1,150,876	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,642,146	693,203	6,725,639	7,418,842	2,598,221	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,962,691	256,203	4,512,340	4,768,543	1,592,937	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,756,533	223,696	4,396,968	4,620,664	1,431,051	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,163,576	325,303	3,549,133	3,874,436	1,324,818	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	427,390	486,166	3,992,601	4,478,767	1,532,683	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	759,404	474,360	4,238,050	4,712,410	1,573,436	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	555,531	652,455	5,340,206	5,992,661	2,228,217	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	470,017	404,616	3,437,204	3,841,820	1,304,181	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	362,531	454,056	3,092,273	3,546,329	1,233,787	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	371,019	615,038	4,881,291	5,496,329	1,886,600	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	461,965	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,557,438	720,100	4,542,998	5,263,098	1,633,594	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,822,774	687,898	4,811,537	5,499,435	1,771,709	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	544,248	452,263	3,836,128	4,288,391	1,666,553	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,653,510	91,599	1,653,387	1,744,986	599,151	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	427,164	262,210	2,537,789	2,799,999	938,249	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	263,481	486,598	4,346,583	4,833,181	1,582,609	1989	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,394,868	700,503	5,389,009	6,089,512	1,814,497	1998	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	2,527,958	334,772	2,460,069	2,794,841	862,072	1999	40 yrs.
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,486,258	901,666	7,457,493	8,359,159	512,626	1997	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	44,174	364,165	3,308,289	3,672,454	1,064,042	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	3,834,586	2000	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	9,955,442	1,456,084	9,741,829	11,197,913	2,229,493	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612		6,355,516	1,072,797	6,906,331	7,979,128	1,750,023	2002	40 yrs.
3901 Westerre Parkway	Richmond, VA	—	634,231	—	12,273,725	1,492,295	11,415,662	12,907,956	495,001	2003	40 yrs.
3900 Westerre Parkway	Richmond, VA	—	392,184	—	11,655,841	1,083,836	10,964,189	12,048,025	1,575,800	2005	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	1,601,236	2,079,643	7,230,128	9,309,770	1,290,955	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	1,236,204	810,743	8,507,891	9,318,634	1,346,294	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	1,796,796	1,280,662	13,845,263	15,125,925	1,986,745	2005	40 yrs.
540 Eastpark Court	Richmond, VA	—	742,300	—	5,415,233	1,066,839	5,090,694	6,157,533	241,330	2007	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	1,703,139	2006	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,981,740	399,988	3,936,655	4,336,643	1,252,881	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,782,967	335,061	4,753,727	5,088,788	1,366,230	1999	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	4,218,935	2005	40 yrs.
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	22,431,424	2,487,293	22,428,580	24,915,873	3,394,514	2006	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,214,521	794,848	6,349,518	7,144,365	941,491	2004	40 yrs.
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	8,570,545	807,006	8,667,592	9,474,597	826,201	2006	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	1,134	558,251	2,173,036	2,731,287	726,873	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	128,733	659,825	2,724,979	3,384,804	860,712	1991	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	8,030,931	5,100,791	32,250,258	37,351,049	3,459,852	2006	40 yrs.
13621 NW 12th Street	Sunrise, FL	—	5,570,820	9,454,900	2,334,581	5,570,821	11,789,479	17,360,300	1,739,700	2008	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	967,811	262,416	2,480,396	2,742,811	885,338	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	223,143	181,923	2,035,639	2,217,562	775,833	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,201,051	503,767	3,988,636	4,492,403	1,693,949	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	1,794,502	769,789	6,269,011	7,038,801	2,571,492	1986	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	558,088	359,540	2,019,938	2,379,478	800,653	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	1,164,667	1,408,478	6,411,914	7,820,391	2,417,151	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,082,648	2,445,444	23,564	1,082,648	2,469,008	3,551,656	844,855	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	—	399,088	2,868,834	503,628	399,088	3,372,462	3,771,550	1,142,438	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	—	513,263	3,230,239	649,273	513,263	3,879,513	4,392,775	1,395,842	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	—	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	797,430	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,437,886	559,527	4,389,822	4,949,349	2,237,137	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,127,887	235,894	2,127,886	2,363,780	733,090	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,625,403	506,949	2,475,818	2,982,767	775,850	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,299,349	506,949	2,149,764	2,656,713	766,317	1999	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
OPERATING PROPERTIES
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	987,258	254,493	2,021,015	2,275,509	683,092	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,457,917	952,860	3,457,917	4,410,776	1,059,272	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,355,037	771,501	3,136,870	3,908,372	904,524	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,365,836	438,061	2,278,182	2,716,243	649,571	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	13,135,586	1,560,099	12,518,656	14,078,756	3,462,107	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,284,227	661,680	3,042,230	3,703,910	1,020,300	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,875,253	1,071,535	3,803,718	4,875,253	971,879	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,795,733	364,514	1,641,060	2,005,574	449,464	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752	556,887	2,999,463	3,556,350	900,759	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	278,758	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391		3,829,240	840,314	3,489,318	4,329,631	1,179,321	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—		3,496,413	619,913	2,876,500	3,496,413	728,005	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—		3,168,713	716,594	2,452,119	3,168,713	849,691	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—		2,740,686	686,594	2,054,092	2,740,686	538,101	2002	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	246,794	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	462,218	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,498,107	900,508	3,496,483	4,396,991	933,216	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,853,643	899,284	3,446,679	4,345,963	822,559	2004	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,128,520	978,019	3,687,696	4,665,714	1,016,073	2005	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,321,485	933,362	2,718,220	3,651,582	344,220	2005	40 yrs.
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,214,583	628,237	2,788,117	3,416,354	551,044	2006	40 yrs.
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,545,710	1,181,609	4,767,643	5,949,251	1,261,054	2006	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	314,323	3,167,958	19,440,471	22,608,428	3,265,960	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	1,163,921	3,166,300	19,899,324	23,065,624	3,350,709	2006	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	259,947	4,304,102	23,948,125	28,252,227	4,280,801	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	290,389	3,344,090	18,615,808	21,959,898	2,777,918	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	472,341	2,050,548	11,645,240	13,695,788	1,876,288	2006	40 yrs.
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	13,350,228	1,908,792	12,894,803	14,803,595	646,405	2006	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	204,883	548,905	2,446,510	2,995,415	296,781	2006	40 yrs.
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,303,369	486,004	3,267,805	3,753,809	221,846	2007	40 yrs.
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	3,143,989	2,295,090	12,223,799	14,518,890	1,250,935	2007	40 yrs.
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	10,817,575	901,968	10,994,281	11,896,250	1,567,502	2005	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,752,750	953,590	7,895,492	8,849,082	2,538,253	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,381,663	1,116,693	8,152,143	9,268,836	2,748,724	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,320,782	965,177	8,049,499	9,014,676	2,763,652	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	625,117	891,753	4,233,006	5,124,759	1,456,757	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	288,669	371,694	2,396,766	2,768,460	860,414	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	1,799,638	700,564	11,391,906	12,092,471	4,090,519	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	812,854	474,746	3,474,843	3,949,589	938,194	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	2,681,255	16,000	464,246	2,697,254	3,161,501	732,324	1985	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	4,488,519	5,539,281	20,665,071	26,204,352	5,313,436	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555		31,020,857	11,636,499	27,671,913	39,308,412	7,670,102	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667		8,301,339	5,223,660	9,293,346	14,517,006	2,887,330	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	—	500,565	1,591,678	676,697	505,972	2,262,968	2,768,940	480,184	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	—	660,068	4,640,578	87,815	663,766	4,724,696	5,388,462	657,868	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	104,569	350,008	2,160,190	2,510,198	301,730	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	501,861	845,846	7,310,886	8,156,732	2,387,865	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	687,777	664,899	6,040,187	6,705,086	2,074,776	1988	40 yrs.
42 Kings Hill Avenue	West Malling, UK	—	—	—	17,836,902	4,237,510	13,599,392	17,836,902	1,278,079	2005	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	3,448,222	1,122,488	7,999,225	9,121,714	1,135,075	2006	40 yrs.
1 Kings Hill Aveune	West Malling, UK	—	—	—	14,011,674	3,903,279	10,108,395	14,011,674	1,072,508	2006	40 yrs.
Liberty Square	West Malling, UK	—	—	—	—	—	—	—	(170)	2006	40 yrs.
Liberty Property Trust UK	West Malling, UK	—	—	—	48,601	(39)	48,640	48,601	—	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,722,994	887,234	4,835,761	5,722,994	778,225	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834		10,291,220	1,385,739	10,185,316	11,571,054	3,648,273	2002	40 yrs.

Subtotal Operating Real Estate		$55,765,632	$780,218,676	$1,798,426,710	$2,706,813,044	$864,796,710	$4,420,661,719	$5,285,458,429	$1,090,685,108

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

					Costs
					Capitalized
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2010	12/31/10	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	$—	$12,052,635	$—	$278,080	$12,330,715	$—	$12,330,715	$—	2005	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667	—	13,676	5,810,344	—	5,810,344	—	2007	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	566,124	2,605,859	—	2,605,859	—	1998	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	—	208,647	—	208,647	—	2010	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	23,215	2,074,846	—	2,074,846	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,165,230	20,022,786	—	20,022,786	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,896,157	3,460,692	—	3,460,692	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	1,308,325	—	713,086	2,021,411	—	2,021,411	—	1998	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492	—	3,566,222	5,863,714	—	5,863,714	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,352,688	13,842,274	—	13,842,274	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	229,953	138,101	—	101,157	239,258	—	239,258	—	2001	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	452,208	3,823,391	—	3,823,391	—	2008	N/A
Mendenhall Land	High Point, NC	—	1,756,230	—	836,909	2,593,140	—	2,593,140	—	1995	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	912,540	1,825,816	—	1,825,816	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	25,160	3,069,098	—	3,069,098	—	2005	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634	—	14,445	1,087,079	—	1,087,079	—	2007	N/A
Central Green Land — Tract 5	Houston, TX	—	3,492,547	—	570,173	4,062,720	—	4,062,720	—	2007	N/A
Greens Crossing Land	Houston, TX	—	2,476,892	—	30,320	2,507,213	—	2,507,213	—	2007	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	104,416	5,861,281	—	5,861,281	—	2007	N/A
Hollister Beltway 8 Land	Houston, TX	—	6,282,232	—	336,819	6,619,051	—	6,619,051	—	2008	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690	—	1,173	2,041,863	—	2,041,863	—	2001	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269	—	82,690	538,959	—	538,959	—	1995	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448	—	73,504	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	492,908	—	87,649	580,557	—	580,557	—	1998	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337	—	216,467	1,618,804	—	1,618,804	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790	—	1,231,240	3,527,030	—	3,527,030	—	2005	N/A
Imeson Road Land	Jacksonville, FL	—	4,153,948	—	825,764	4,979,712	—	4,979,712	—	2008	N/A
Kent County, UK	Kent County, UK	—	—	—	—	6,023,565	—	6,023,565	—	1999	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,139,214	1,931,332	—	1,931,332	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994	—	4,961,903	9,736,897	—	9,736,897	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	1,290,032	—	1,558,860	2,848,892	—	2,848,892	—	1999	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	413,926	6,499,264	—	6,499,264	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,635,191	4,804,423	—	4,804,423	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	(0)	365,230	—	365,230	—	2006	N/A
26th Street North Land	Philadelphia, PA	—	235,168	—	1,944,557	2,179,725	—	2,179,725	—	2009	N/A
Cotton Center Land	Phoenix, AZ	—	1,359,134	—	18,970,703	20,329,837	—	20,329,837	—	2007	N/A
Eastport VIII	Richmond, VA	—	382,698	—	3,325	386,023	—	386,023	—	1997	N/A
Eastport IX	Richmond, VA	—	211,627	—	3,325	214,952	—	214,952	—	1997	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,717	170,031	—	170,031	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686	—	3,010,371	11,333,058	—	11,333,058	—	2007	N/A
Bridgeway II Land	Suffolk, VA	—	603,391	—	2,023,007	2,626,399	—	2,626,399	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	695,846	3,411,560	—	3,411,560	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,500	210,635	—	210,635	—	2000	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826	—	1,183,339	11,542,165	—	11,542,165	—	2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	219,098	2,214,473	—	2,214,473	—	2007	N/A

Subtotal Land Held for Development		$229,953	$42,338,181	$—	$16,159,688	$209,250,733	$—	$209,250,733	$—

Total All Properties		$55,995,585	$822,556,856	$1,798,426,710	$2,722,972,732	$1,074,047,443	$4,420,661,719	$5,494,709,162	$1,090,685,108

*	Denotes property is collateralized under mortgages with Metropolitan Life, LaSalle Bank, Allianz, John Hancock and Mutual of Omaha totaling $264.3 million.

SCHEDULE III
LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2010	2009	2008
REAL ESTATE:
Balance at beginning of year	$5,417,585	$5,332,122	$5,584,173
Additions	123,693	155,797	311,442
Disposition of property	(46,566)	(70,334)	(563,493)

Balance at end of year	$5,494,712	$5,417,585	$5,332,122

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$970,935	$852,425	$744,691
Depreciation expense	147,299	144,548	147,243
Disposition of property	(27,549)	(26,038)	(39,509)

Balance at end of year	$1,090,685	$970,935	$852,425

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures with respect to the Trust
(a)	Evaluation of Disclosure Controls and Procedures
The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures, as of the end of the period covered by this report, were functioning effectively to provide reasonable assurance that information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Trust’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
(b)	Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting, which appears on page 40, is incorporated by reference herein.
(c)	Attestation Reports of the Registered Public Accounting Firm
The Attestation Reports of the Registered Public Accounting Firm, which appear on pages 41 and 42, are incorporated by reference herein.
(d)	Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
Controls and Procedures with respect to the Operating Partnership
(a)	Evaluation of Disclosure Controls and Procedures
The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, on behalf of the Trust in its capacity as the general partner of the Operating Partnership, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that the Operating Partnership’s disclosure controls and procedures, as of the end of the period covered by this report, were functioning effectively to provide reasonable assurance that information required to be disclosed by the Operating Partnership in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Trust’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
(b)	Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting, which appears on page 83, is incorporated by reference herein.

(c)	Attestation Reports of the Registered Public Accounting Firm
The Attestation Reports of the Registered Public Accounting Firm, which appear on pages 84 and 85, are incorporated by reference herein.
(d)	Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE
The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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
1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Trust
Reports of Independent Registered Public Accounting Firm — Liberty Property Trust
Financial Statements — Liberty Property Trust
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2010 and 2009
Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2010, 2009, and 2008
Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2010, 2009, and 2008
Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements — Liberty Property Trust
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Limited Partnership
Reports of Independent Registered Public Accounting Firm — Liberty Property Limited Partnership
Financial Statements — Liberty Property Limited Partnership
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2010 and 2009
Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2010, 2009, and 2008
Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2010, 2009, and 2008
Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements — Liberty Property Limited Partnership

2. FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2010 for Liberty Property Trust
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2010 for Liberty Property Limited Partnership
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

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

EXHIBIT NO.		DESCRIPTION

3.1.24	*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.1.25
Liberty Property Trust First Amended and Restated By-Laws of the Trust, as Amended on December 6, 2007 (Incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed with the Commission on December 12, 2007).

3.1.26
Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2010, filed with the Commission on April 20, 2010).

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

4.18
Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 of the Registrants (Commission File No. 333-150737) filed with the Commission on September 22, 2010).

4.19	*
First Supplemental Indenture, dated as of September 27, 2010, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $350,000,000 principal amount of 4.75% Senior Notes due 2020 of Liberty Property Limited Partnership.

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

10.8.1
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

EXHIBIT NO.		DESCRIPTION

10.8.2
Second Amended and Restated Credit Agreement, dated as of August 31, 2010, by and among Liberty Property Limited Partnership, Liberty Property Trust, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Bank, N.A., Citizens Bank, SunTrust Bank and PNC Bank, National Association as Documentation Agents, Citicorp North America, Inc., UBS Loan Finance LLC, The Bank of Nova Scotia, Capital One Bank and U.S. Bank National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Bookrunners and Joint Lead Arrangers, and the lenders a party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on September 17, 2010).

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
Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007 (Incorporated by reference to Exhibit 10.18 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

EXHIBIT NO.		DESCRIPTION

10.19	+
Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007 (Incorporated by reference to Exhibit 10.19 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

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

LIBERTY PROPERTY TRUST
Date: February 25, 2011	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ M. LEANNE LACHMAN M. Leanne Lachman	Trustee	February 25, 2011

/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee	February 25, 2011

/s/ J. ANTHONY HAYDEN J. Anthony Hayden	Trustee	February 25, 2011

/s/ DAVID L. LINGERFELT David L. Lingerfelt	Trustee	February 25, 2011

/s/ STEPHEN B. SIEGEL Stephen B. Siegel	Trustee	February 25, 2011

/s/ THOMAS C. DELOACH, JR. Thomas C. DeLoach, Jr.	Trustee	February 25, 2011

/s/ DANIEL P. GARTON Daniel P. Garton	Trustee	February 25, 2011

/s/ STEPHEN D. STEINOUR Stephen D. Steinour	Trustee	February 25, 2011

/s/ KATHERINE E. DIETZE Katherine E. Dietze	Trustee	February 25, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP BY: Liberty Property Trust General Partner
Date: February 25, 2011	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	Chairman of the Board of Trustees, President and Chief Executive Officer (Trustee of the General Partner)	February 25, 2011

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	Executive Vice President and Chief Financial Officer (Trustee of the General Partner)	February 25, 2011

/s/ M. LEANNE LACHMAN M. Leanne Lachman	Trustee of the General Partner	February 25, 2011

/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee of the General Partner	February 25, 2011

/s/ J. ANTHONY HAYDEN J. Anthony Hayden	Trustee of the General Partner	February 25, 2011

/s/ DAVID L. LINGERFELT David L. Lingerfelt	Trustee of the General Partner	February 25, 2011

/s/ STEPHEN B. SIEGEL Stephen B. Siegel	Trustee of the General Partner	February 25, 2011

/s/ THOMAS C. DELOACH, JR. Thomas C. DeLoach, Jr.	Trustee of the General Partner	February 25, 2011

/s/ DANIEL P. GARTON Daniel P. Garton	Trustee of the General Partner	February 25, 2011

/s/ STEPHEN D. STEINOUR Stephen D. Steinour	Trustee of the General Partner	February 25, 2011

/s/ KATHERINE E. DIETZE Katherine E. Dietze	Trustee of the General Partner	February 25, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1.24	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

4.19
First Supplemental Indenture, dated as of September 27, 2010, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $350,000,000 principal amount of 4.75% Senior Notes due 2020 of Liberty Property Limited Partnership.

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