Form 10-Q
period 2011-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2011-05-05
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 2, 2011, 115,245,733 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2011

Index	Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets of Liberty Property Trust at March 31, 2011 and December 31, 2010	4

Consolidated statements of operations of Liberty Property Trust for the three months ended March 31, 2011 and March 31, 2010	5

Consolidated statement of equity of Liberty Property Trust for the three months ended March 31, 2011	6

Consolidated statements of cash flows of Liberty Property Trust for the three months ended March 31, 2011 and March 31, 2010	7

Notes to consolidated financial statements of Liberty Property Trust	8

Consolidated balance sheets of Liberty Property Limited Partnership at March 31, 2011 and December 31, 2010	15

Consolidated statements of operations of Liberty Property Limited Partnership for the three months ended March 31, 2011 and March 31, 2010	16

Consolidated statement of equity of Liberty Property Limited Partnership for the three months ended March 31, 2011	17

Consolidated statements of cash flows of Liberty Property Limited Partnership for the three months ended March 31, 2011 and March 31, 2010	18

Notes to consolidated financial statements of Liberty Property Limited Partnership	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

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
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$837,039	$837,566
Building and improvements	4,192,100	4,180,811
Less accumulated depreciation	(1,042,574)	(1,011,743)

Operating real estate	3,986,565	4,006,634

Development in progress	4,843	—
Land held for development	207,457	209,253

Net real estate	4,198,865	4,215,887

Cash and cash equivalents	32,711	108,409
Restricted cash	54,882	49,526
Accounts receivable	11,675	6,898
Deferred rent receivable	106,662	104,076
Deferred financing and leasing costs, net of accumulated amortization (2011, $116,429; 2010, $116,285)	134,413	135,893
Investments in and advances to unconsolidated joint ventures	176,617	171,916
Assets held for sale	198,631	198,569
Prepaid expenses and other assets	70,213	73,625

Total assets	$4,984,669	$5,064,799

LIABILITIES
Mortgage loans	$295,120	$320,679
Unsecured notes	1,792,643	2,039,143
Credit facility	200,000	—
Accounts payable	26,850	23,652
Accrued interest	33,477	29,821
Dividend and distributions payable	56,428	56,149
Other liabilities	149,605	156,803

Total liabilities	2,554,123	2,626,247

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 116,117,404 (includes 1,249,909 in treasury) and 115,530,608 (includes 1,249,909 in treasury) shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	116	116
Additional paid-in capital	2,576,783	2,560,193
Accumulated other comprehensive income (loss)	1,918	(155)
Distributions in excess of net income	(451,672)	(426,017)
Common shares in treasury, at cost, 1,249,909 shares as of March 31, 2011 and December 31, 2010	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,075,194	2,082,186

Noncontrolling interest — operating partnership
3,928,733 common units outstanding as of March 31, 2011 and December 31, 2010	66,808	67,621
9,740,000 preferred units outstanding as of March 31, 2011 and December 31, 2010	287,959	287,959
Noncontrolling interest — consolidated joint ventures	585	786

Total equity	2,430,546	2,438,552

Total liabilities and equity	$4,984,669	$5,064,799

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010
OPERATING REVENUE
Rental	$122,588	$122,963
Operating expense reimbursement	56,020	55,103

Total operating revenue	178,608	178,066

OPERATING EXPENSE
Rental property	35,862	37,422
Real estate taxes	21,020	21,341
General and administrative	15,965	14,867
Depreciation and amortization	42,242	40,560

Total operating expenses	115,089	114,190

Operating income	63,519	63,876

OTHER INCOME (EXPENSE)
Interest and other income	2,676	2,774
Interest expense	(34,778)	(36,260)

Total other income (expense)	(32,102)	(33,486)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	31,417	30,390

Gain on property dispositions	1,161	768
Income taxes	(550)	(452)
Equity in earnings of unconsolidated joint ventures	534	394

Income from continuing operations	32,562	31,100

Discontinued operations (including net gain on property dispositions of $470 and $2,862 for the three months ended March 31, 2011 and 2010, respectively)	2,381	4,722

Net income	34,943	35,822
Noncontrolling interest — operating partnership	(6,235)	(6,283)
Noncontrolling interest — consolidated joint ventures	201	12

Net income available to common shareholders	$28,909	$29,551

Earnings per common share
Basic:
Income from continuing operations	$0.23	$0.22
Income from discontinued operations	0.02	0.04

Income per common share — basic	$0.25	$0.26

Diluted:
Income from continuing operations	$0.23	$0.22
Income from discontinued operations	0.02	0.04

Income per common share — diluted	$0.25	$0.26

Distributions per common share	$0.475	$0.475

Weighted average number of common shares outstanding
Basic	114,013	112,341
Diluted	114,766	112,955

Amounts attributable to common shareholders
Income from continuing operations	$26,607	$24,988
Discontinued operations	2,302	4,563

Net income available to common shareholders	$28,909	$29,551

See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(UNAUDITED AND IN THOUSANDS)

			Accumulated			Total	Noncontrolling	Noncontrolling
	Common		Other			Liberty	interest-	interest-	Noncontrolling
	Shares of	Additional	Comprehensive	Distributions	Common	Property Trust	operating	operating	Interest-
	Beneficial	Paid-In	Income	in Excess of	Shares Held	Shareholders’	partnership-	partnership-	consolidated
	Interest	Capital	(loss)	Net Income	in Treasury	Equity	Common	Preferred	joint ventures	Total Equity

Balance at January 1, 2011	$116	$2,560,193	$(155)	$(426,017)	$(51,951)	$2,082,186	$67,621	$287,959	$786	$2,438,552
Net proceeds from the issuance of Common Shares	—	12,096	—	—	—	12,096	—	—	—	12,096
Net income	—	—	—	28,909	—	28,909	982	5,253	(201)	34,943
Distributions	—	—	—	(54,564)	—	(54,564)	(1,866)	(5,253)	—	(61,683)
Noncash compensation	—	4,494	—	—	—	4,494	—	—	—	4,494
Foreign currency translation adjustment	—	—	2,073	—	—	2,073	71	—	—	2,144

Balance at March 31, 2011	$116	$2,576,783	$1,918	$(451,672)	$(51,951)	$2,075,194	$66,808	$287,959	$585	$2,430,546

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net income	$34,943	$35,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,764	42,986
Amortization of deferred financing costs	1,521	1,271
Equity in earnings of unconsolidated joint ventures	(534)	(394)
Distributions from unconsolidated joint ventures	305	—
Gain on property dispositions	(1,631)	(3,630)
Noncash compensation	4,494	5,853
Changes in operating assets and liabilities:
Restricted cash	(5,196)	3,401
Accounts receivable	(4,804)	(2,840)
Deferred rent receivable	(2,678)	(3,765)
Prepaid expenses and other assets	4,216	(240)
Accounts payable	3,177	495
Accrued interest	3,656	(3,530)
Other liabilities	(4,204)	(11,816)

Net cash provided by operating activities	78,029	63,613

INVESTING ACTIVITIES
Investment in properties	(19,058)	(13,067)
Investments in and advances to unconsolidated joint ventures	(6,507)	(172)
Distributions from unconsolidated joint ventures	2,258	1,586
Net proceeds from disposition of properties/land	3,451	6,136
Net (advances on) proceeds from grant receivable/escrow	(631)	22,759
Investment in development in progress	(6,135)	(4,127)
Investment in land held for development	(1,410)	(732)
Investment in deferred leasing costs	(5,790)	(4,941)

Net cash (used in) provided by investing activities	(33,822)	7,442

FINANCING ACTIVITIES

Net proceeds from issuance of Common Shares	12,085	2,862
Repayments of unsecured notes	(246,500)	—
Proceeds from mortgage loans	—	285
Repayments of mortgage loans	(25,558)	(1,596)
Proceeds from credit facility	200,000	—
Repayments on credit facility	—	(105,000)
Increase in deferred financing costs	(12)	(4)
Distribution paid on Common Shares	(54,284)	(53,496)
Distribution paid on units	(7,108)	(7,337)

Net cash used in financing activities	(121,377)	(164,286)

Net decrease in cash and cash equivalents	(77,170)	(93,231)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,472	(2,680)
Cash and cash equivalents at beginning of period	108,409	237,446

Cash and cash equivalents at end of period	$32,711	$141,535

See accompanying notes.

Liberty Property Trust
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at March 31, 2011. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$26,607	114,013	$0.23	$24,988	112,341	$0.22

Dilutive shares for long-term compensation plans	—	753		—	614

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	26,607	114,766	$0.23	24,988	112,955	$0.22

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	2,302	114,013	$0.02	4,563	112,341	$0.04

Dilutive shares for long-term compensation plans	—	753		—	614

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	2,302	114,766	$0.02	4,563	112,955	$0.04

Basic income per common share
Net income available to common shareholders	28,909	114,013	$0.25	29,551	112,341	$0.26

Dilutive shares for long-term compensation plans	—	753		—	614

Diluted income per common share
Net income available to common shareholders and assumed conversions	$28,909	114,766	$0.25	$29,551	112,955	$0.26

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three months ended March 31, 2011 and 2010 were 1,219,000 and 1,010,000, respectively.
During the three months ended March 31, 2011, 123,000 common shares were issued upon the exercise of options. During the year ended December 31, 2010, 315,000 common shares were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive income (loss) consists solely of the foreign currency translation adjustments described above. Other comprehensive income for the three months ended March 31, 2011 was $2.1 million as compared to other comprehensive loss of $4.6 million for the same period in 2010. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest-common units.
Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. During the three months ended March 31, 2011, the Company realigned the reportable segments due to changes in internal reporting responsibilities. As such, the following are considered the Company’s reportable segments:

Regions	Markets

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Milwaukee; Chicago; Texas; Arizona
South	Richmond; Virginia Beach; Carolinas; Jacksonville; Orlando; Boca Raton; Tampa
Metro	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The following lists the Company’s reportable segments as characterized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010:

Regions
(Before 2011 Changes)	Markets (Before 2011 Changes)

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia/D.C.	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
As required by FASB ASC 280, “Segment Reporting,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
Gross investment in operating real estate decreased by $117.3 million for the Lehigh/Central PA segment and decreased by $118.7 million for the segments within the South region from December 31, 2010 (as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010) as compared to March 31, 2011 due to properties that were included in Assets Held for Sale in the March 31, 2011 consolidated balance sheet (see note 3 below).
The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis.

The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Northeast
	Southeastern	Lehigh/	Northeast				United
	PA	Central PA	- Other	Central	South	Metro	Kingdom	Total
Operating revenue	$45,265	$22,886	$18,044	$31,070	$53,063	$7,149	$1,131	$178,608
Rental property expenses and real estate taxes	16,642	5,643	6,683	11,081	15,735	845	253	56,882

Property level operating income	$28,623	$17,243	$11,361	$19,989	$37,328	$6,304	$878	121,726

Interest and other income								2,676
Interest expense								(34,778)
General and administrative								(15,965)
Depreciation and amortization								(42,242)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures								31,417
Gain on property dispositions								1,161
Income taxes								(550)
Equity in earnings of unconsolidated joint ventures								534
Discontinued operations								2,381

Net income								$34,943

FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Northeast
	Southeastern	Lehigh/	Northeast				United
	PA	Central PA	- Other	Central	South	Metro	Kingdom	Total
Operating revenue	$46,254	$20,458	$19,278	$30,386	$53,682	$6,973	$1,035	$178,066
Rental property expenses and real estate taxes	15,877	5,083	7,476	11,329	17,256	1,512	230	58,763

Property level operating income	$30,377	$15,375	$11,802	$19,057	$36,426	$5,461	$805	119,303

Interest and other income								2,774
Interest expense								(36,260)
General and administrative								(14,867)
Depreciation and amortization								(40,560)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures								30,390
Gain on property dispositions								768
Income taxes								(452)
Equity in earnings of unconsolidated joint ventures								394
Discontinued operations								4,722

Net income								$35,822

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three months ended March 31, 2011 were $3.6 million as compared to $6.4 million for the same period in 2010.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues	$9,495	$11,265
Operating expenses	(3,896)	(4,549)
Interest expense	(1,391)	(2,390)
Depreciation and amortization	(2,297)	(2,466)

Income before property dispositions	$1,911	$1,860

32 properties totaling 1.4 million square feet in the Company’s Lehigh/Central PA segment, 14 properties totaling 919,000 square feet in the Company’s segments within the South region, one property totaling 62,000 square feet in a segment in the Company’s Northeast region and one property totaling 552,000 square feet in a segment in the Company’s Central region were considered to be held for sale as of March 31, 2011. These properties had an aggregate cost basis of $198.6 million as of March 31, 2011 and are subject to contracts for sale for an aggregate of approximately $250 million. One held for sale property was sold subsequent to March 31, 2011 for proceeds of $23.7 million. The Company expects that the remaining properties will be sold during the three months ending June 30, 2011.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended March 31, 2011, the Company recognized impairment charges of $550,000 related to a property in the Central segment. This impairment was included in discontinued operations in the Company’s statement operations. The Company determined this impairment through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the property to the carrying value of the property. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at March 31, 2011. During the three months ended March 31, 2010, the Company did not recognize any impairments.
Note 4: Noncontrolling interests
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding as of March 31, 2011 have the same economic characteristics as common shares of the Trust. The 3,928,733 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,928,733 outstanding common units based on the closing price of the common shares of the Company at March 31, 2011 was $129.3 million.

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
Note 5: Indebtedness
Senior Notes
In March 2011, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $246.5 million principal value of 7.25% senior notes.
Note 6: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2011 and December 31, 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $146.3 million and $189.0 million at March 31, 2011 and December 31, 2010, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.
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

Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2011, were as follows (in thousands):

Year	Amount
2011	$205
2012	279
2013	282
2014	279
2015	276
2016 through 2070	10,243

Total	$11,564

Operating ground lease expense during the three months ended March 31, 2011 and 2010 was $77,000 and $134,000, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of March 31, 2011 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.2 million. The Company has other miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $1.6 million.
The Company has letter of credit obligations of $934,000 related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
The Company has started the development, on a speculative basis, of two industrial-flex buildings and has signed leases (one of which is subject to certain approvals) committing it to the development of two 100% leased office buildings. The industrial-flex buildings are expected to contain a total of 103,000 square feet of leasable space and represent an anticipated aggregate investment of $15 million. The office buildings are expected to contain a total of 360,000 square feet of leasable space and represent an anticipated aggregate investment of $130 million.
The Company is obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $42.7 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 8: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2011 and 2010 (amounts in thousands):

Non-cash activity	2011	2010

Write-off of fully depreciated property and deferred costs	$14,125	$5,518

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$837,039	$837,566
Building and improvements	4,192,100	4,180,811
Less accumulated depreciation	(1,042,574)	(1,011,743)

Operating real estate	3,986,565	4,006,634

Development in progress	4,843	—
Land held for development	207,457	209,253

Net real estate	4,198,865	4,215,887

Cash and cash equivalents	32,711	108,409
Restricted cash	54,882	49,526
Accounts receivable	11,675	6,898
Deferred rent receivable	106,662	104,076
Deferred financing and leasing costs, net of accumulated amortization (2011, $116,429; 2010, $116,285)	134,413	135,893
Investments in and advances to unconsolidated joint ventures	176,617	171,916
Assets held for sale	198,631	198,569
Prepaid expenses and other assets	70,213	73,625

Total assets	$4,984,669	$5,064,799

LIABILITIES
Mortgage loans	$295,120	$320,679
Unsecured notes	1,792,643	2,039,143
Credit facility	200,000	—
Accounts payable	26,850	23,652
Accrued interest	33,477	29,821
Distributions payable	56,428	56,149
Other liabilities	149,605	156,803

Total liabilities	2,554,123	2,626,247

OWNERS’ EQUITY
General partner’s equity — common units, 116,117,404 and 115,530,608 units outstanding as of March 31, 2011 and December 31, 2010, respectively	2,075,194	2,082,186

Limited partners’ equity — 3,928,733 common units outstanding as of March 31, 2011 and December 31, 2010	66,808	67,621
— 9,740,000 preferred units outstanding as of March 31, 2011 and December 31, 2010	287,959	287,959
Noncontrolling interest — consolidated joint ventures	585	786

Total owners’ equity	2,430,546	2,438,552

Total liabilities and owners’ equity	$4,984,669	$5,064,799

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010
OPERATING REVENUE
Rental	$122,588	$122,963
Operating expense reimbursement	56,020	55,103

Total operating revenue	178,608	178,066

OPERATING EXPENSE
Rental property	35,862	37,422
Real estate taxes	21,020	21,341
General and administrative	15,965	14,867
Depreciation and amortization	42,242	40,560

Total operating expenses	115,089	114,190

Operating income	63,519	63,876

OTHER INCOME (EXPENSE)
Interest and other income	2,676	2,774
Interest expense	(34,778)	(36,260)

Total other income (expense)	(32,102)	(33,486)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	31,417	30,390
Gain on property dispositions	1,161	768
Income taxes	(550)	(452)
Equity in earnings of unconsolidated joint ventures	534	394

Income from continuing operations	32,562	31,100

Discontinued operations (including net gain on property dispositions of $470 and $2,862 for the three months ended March 31, 2011 and 2010, respectively)	2,381	4,722

Net income	34,943	35,822

Noncontrolling interest — consolidated joint ventures	201	12
Preferred unit distributions	(5,253)	(5,253)

Income available to common unitholders	$29,891	$30,581

Earnings per common unit
Basic:
Income from continuing operations	$0.23	$0.22
Income from discontinued operations	0.02	0.04

Income per common unit — basic	$0.25	$0.26

Diluted:
Income from continuing operations	$0.23	$0.22
Income from discontinued operations	0.02	0.04

Income per common unit — diluted	$0.25	$0.26

Distributions per common unit	$0.475	$0.475

Weighted average number of common units outstanding
Basic	117,942	116,302
Diluted	118,695	116,916

Net income allocated to general partners	$28,909	$29,551
Net income allocated to limited partners	6,235	6,283
See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(UNAUDITED AND IN THOUSANDS)

		Limited	Limited
		Partners’	Partners’	Noncontrolling
	General	Equity -	Equity -	Interest -	Total
	Partner’s	Common	Preferred	Consolidated	Owners’
	Equity	Units	Units	Joint Ventures	Equity

Balance at January 1, 2011	$2,082,186	$67,621	$287,959	$786	$2,438,552

Contributions from partners	16,590	—	—	—	16,590
Distributions to partners	(54,564)	(1,866)	(5,253)	—	(61,683)
Foreign currency translation adjustment	2,073	71	—	—	2,144
Net income	28,909	982	5,253	(201)	34,943

Balance at March 31, 2011	$2,075,194	$66,808	$287,959	$585	$2,430,546

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net income	$34,943	$35,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,764	42,986
Amortization of deferred financing costs	1,521	1,271
Equity in earnings of unconsolidated joint ventures	(534)	(394)
Distributions from unconsolidated joint ventures	305	—
Gain on property dispositions	(1,631)	(3,630)
Noncash compensation	4,494	5,853
Changes in operating assets and liabilities:
Restricted cash	(5,196)	3,401
Accounts receivable	(4,804)	(2,840)
Deferred rent receivable	(2,678)	(3,765)
Prepaid expenses and other assets	4,216	(240)
Accounts payable	3,177	495
Accrued interest	3,656	(3,530)
Other liabilities	(4,204)	(11,816)

Net cash provided by operating activities	78,029	63,613

INVESTING ACTIVITIES

Investment in properties	(19,058)	(13,067)
Investments in and advances to unconsolidated joint ventures	(6,507)	(172)
Distributions from unconsolidated joint ventures	2,258	1,586
Net proceeds from disposition of properties/land	3,451	6,136
Net (advances on) proceeds from grant receivable/escrow	(631)	22,759
Investment in development in progress	(6,135)	(4,127)
Investment in land held for development	(1,410)	(732)
Investment in deferred leasing costs	(5,790)	(4,941)

Net cash (used in) provided by investing activities	(33,822)	7,442

FINANCING ACTIVITIES

Repayments of unsecured notes	(246,500)	—
Proceeds from mortgage loans	—	285
Repayments of mortgage loans	(25,558)	(1,596)
Proceeds from credit facility	200,000	—
Repayments on credit facility	—	(105,000)
Increase in deferred financing costs	(12)	(4)
Capital contributions	12,085	2,862
Distributions to partners	(61,392)	(60,833)

Net cash used in financing activities	(121,377)	(164,286)

Net decrease in cash and cash equivalents	(77,170)	(93,231)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,472	(2,680)
Cash and cash equivalents at beginning of period	108,409	237,446

Cash and cash equivalents at end of period	$32,711	$141,535

See accompanying notes.

Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at March 31, 2011. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Operating Partnership and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$32,763			$31,112
Less: Preferred unit distributions	(5,253)			(5,253)

Basic income from continuing operations
Income from continuing operations available to common unitholders	27,510	117,942	$0.23	25,859	116,302	$0.22

Dilutive units for long-term compensation plans	—	753		—	614

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	27,510	118,695	$0.23	25,859	116,916	$0.22

Basic income from discontinued operations
Discontinued operations	2,381	117,942	$0.02	4,722	116,302	$0.04

Dilutive units for long-term compensation plans	—	753		—	614

Diluted income from discontinued operations
Discontinued operations	2,381	118,695	$0.02	4,722	116,916	$0.04

Basic income per common unit
Income available to common unitholders	29,891	117,942	$0.25	30,581	116,302	$0.26

Diluted units for long-term compensation plans	—	753		—	614

Diluted income per common unit
Income available to common unitholders and assumed conversions	$29,891	118,695	$0.25	$30,581	116,916	$0.26

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit for the three months ended March 31, 2011 and 2010 was 1,219,000 and 1,010,000, respectively.
During the three months ended March 31, 2011, 123,000 common units were issued upon the exercise of options. During the year ended December 31, 2010, 315,000 common units were issued upon the exercise of options.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units and limited partners’ equity-common units. Other comprehensive income for the three months ended March 31, 2011 was $2.1 million as compared to other comprehensive loss of $4.6 million for the same period in 2010. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity — common units.
Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. During the three months ended March 31, 2011, the Company realigned the reportable segments due to changes in internal reporting responsibilities. As such, the following are considered the Company’s reportable segments:

Regions	Markets

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Milwaukee; Chicago; Texas; Arizona
South	Richmond; Virginia Beach; Carolinas; Jacksonville; Orlando; Boca Raton; Tampa
Metro	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The following lists the Company’s reportable segments as characterized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010:

Regions
(Before 2011 Changes)	Markets (Before 2011 Changes)

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia/D.C.	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
As required by FASB ASC 280, “Segment Reporting,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
Gross investment in operating real estate decreased by $117.3 million for the Lehigh/Central PA segment and decreased by $118.7 million for the segments within the South region from December 31, 2010 (as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010) as compared to March 31, 2011 due to properties that were included in Assets Held for Sale in the March 31, 2011 consolidated balance sheet (see note 3 below).
The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis.

The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Northeast
	Southeastern	Lehigh/	Northeast				United
	PA	Central PA	- Other	Central	South	Metro	Kingdom	Total
Operating revenue	$45,265	$22,886	$18,044	$31,070	$53,063	$7,149	$1,131	$178,608
Rental property expenses and real estate taxes	16,642	5,643	6,683	11,081	15,735	845	253	56,882

Property level operating income	$28,623	$17,243	$11,361	$19,989	$37,328	$6,304	$878	121,726

Interest and other income								2,676
Interest expense								(34,778)
General and administrative								(15,965)
Depreciation and amortization								(42,242)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures								31,417
Gain on property dispositions								1,161
Income taxes								(550)
Equity in earnings of unconsolidated joint ventures								534
Discontinued operations								2,381

Net income								$34,943

FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Northeast
	Southeastern	Lehigh/	Northeast				United
	PA	Central PA	- Other	Central	South	Metro	Kingdom	Total
Operating revenue	$46,254	$20,458	$19,278	$30,386	$53,682	$6,973	$1,035	$178,066
Rental property expenses and real estate taxes	15,877	5,083	7,476	11,329	17,256	1,512	230	58,763

Property level operating income	$30,377	$15,375	$11,802	$19,057	$36,426	$5,461	$805	119,303

Interest and other income								2,774
Interest expense								(36,260)
General and administrative								(14,867)
Depreciation and amortization								(40,560)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures								30,390
Gain on property dispositions								768
Income taxes								(452)
Equity in earnings of unconsolidated joint ventures								394
Discontinued operations								4,722

Net income								$35,822

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three months ended March 31, 2011 were $3.6 million as compared to $6.4 million for the same period in 2010.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues	$9,495	$11,265
Operating expenses	(3,896)	(4,549)
Interest expense	(1,391)	(2,390)
Depreciation and amortization	(2,297)	(2,466)

Income before property dispositions	$1,911	$1,860

32 properties totaling 1.4 million square feet in the Company’s Lehigh/Central PA segment, 14 properties totaling 919,000 square feet in the Company’s segments within the South region, one property totaling 62,000 square feet in a segment in the Company’s Northeast region and one property totaling 552,000 square feet in a segment in the Company’s Central region were considered to be held for sale as of March 31, 2011. These properties had an aggregate cost basis of $198.6 million as of March 31, 2011 and are subject to contracts for sale for an aggregate of approximately $250 million. One held for sale property was sold subsequent to March 31, 2011 for proceeds of $23.7 million. The Company expects that the remaining properties will be sold during the three months ending June 30, 2011.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended March 31, 2011, the Company recognized impairment charges of $550,000 related to a property in the Central segment. This impairment was included in discontinued operations in the Company’s statement operations. The Company determined this impairment through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the property to the carrying value of the property. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at March 31, 2011. During the three months ended March 31, 2010, the Company did not recognize any impairments.
Note 4: Limited partners’ equity
Common units
General and limited partners’ equity — common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. The common units outstanding as of March 31, 2011 have the same economic characteristics as common shares of the Trust. The 3,928,733 outstanding common units are the limited partners’ equity — common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 3,928,733 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,928,733 outstanding common units at March 31, 2011 based on the closing price of the common shares of the Company at March 31, 2011 was $129.3 million.

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
Note 5: Indebtedness
Senior Notes
In March 2011, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $246.5 million principal value of 7.25% senior notes.
Note 6: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2011 and December 31, 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $146.3 million and $189.0 million at March 31, 2011 and December 31, 2010, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.
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

Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2011, were as follows (in thousands):

Year	Amount
2011	$205
2012	279
2013	282
2014	279
2015	276
2016 through 2070	10,243

Total	$11,564

Operating ground lease expense during the three months ended March 31, 2011 and 2010 was $77,000 and $134,000, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of March 31, 2011 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.2 million. The Company has other miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $1.6 million.
The Company has letter of credit obligations of $934,000 related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
The Company has started the development, on a speculative basis, of two industrial-flex buildings and has signed leases (one of which is subject to certain approvals) committing it to the development of two 100% leased office buildings. The industrial-flex buildings are expected to contain a total of 103,000 square feet of leasable space and represent an anticipated aggregate investment of $15 million. The office buildings are expected to contain a total of 360,000 square feet of leasable space and represent an anticipated aggregate investment of $130 million.
The Company is obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $42.7 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 8: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2011 and 2010 (amounts in thousands):

Non-cash activity	2011	2010
Write-off of fully depreciated property and deferred costs	$14,125	$5,518

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As of March 31, 2011, the Company owned and operated 345 industrial and 291 office properties (the “Wholly Owned Properties in Operation”) totaling 65.2 million square feet. In addition, as of March 31, 2011, the Company owned three properties under development, which when completed are expected to comprise 308,000 square feet (the “Wholly Owned Properties under Development”) and 1,339 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2011, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 50 office properties totaling 14.4 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 627 acres of developable land, substantially all of which is zoned for commercial use.
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
The Company’s strategy with respect to product and market selection is expected generally to favor metro-office, multi-tenant industrial and industrial-flex properties and markets with strong demographic and economic fundamentals. To the extent deemed consistent with the Company’s strategy the Company intends to reduce its ownership of suburban office properties.
The recent economic disruption continues to adversely impact the Company’s business. Although we have seen some improvement in the general economy, the economy as it impacts our business has not returned to pre-recession levels. Rental demand for the Properties in Operation remained flat for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company successfully leased 3.4 million square feet and attained occupancy of 89.8% for the Wholly Owned Properties in Operation and 83.5% for the JV Properties in Operation for a combined occupancy of 88.7% for the Properties in Operation as of that date. The stagnant level of rental demand for properties was reflected in a decline during the three months ended March 31, 2011 of straight line rents on renewal and replacement leases of 10.1%. At December 31, 2010, occupancy for the Wholly Owned Properties in Operation was 89.9% and for the JV Properties in Operation was 83.0% for a combined occupancy for the Properties in Operation of 88.7%.
GUIDANCE
The Company’s guidance for 2011 is based on assumptions about the economy and real estate market fundamentals. The Company believes that average occupancy for its Properties in Operation will be flat or increase by up to 2% for 2011 compared to 2010. The Company believes the occupancy for industrial-distribution properties will increase by 1% to 3% and this increase will be partially offset by decreases in occupancy of up to 2% for industrial-flex and office properties. Furthermore, the Company believes that straight line rents on renewal and replacement leases for 2011 will on average be 7% to 12% lower than rents on expiring leases.
In the period since the release of the Company’s guidance for 2011 the Company has seen an increased level of activity with respect to the acquisition and disposition of properties as well as with respect to development opportunities. The Company believes that this increase in activity will allow it to accelerate its strategy to dispose of certain suburban office properties that are not consistent with its strategy. It also believes that it will present acquisition and development opportunities.

Therefore, the Company has revised its guidance to reflect a higher level of anticipated disposition and acquisition activity.
The Company’s original and revised guidance for its 2011 capital activity is as follows:

Category	2011 Original Guidance	2011 Revised Guidance
Wholly Owned Acquisitions	$25 - $75 million	$100-$200 million
Wholly Owned Dispositions	$50 - $100 million	$300-$400 million
Wholly Owned Development Deliveries	$—	$—
Joint Venture Acquisitions	$—	$—
Joint Venture Dispositions	$—	$5 - $15 million
Joint Venture Development Deliveries	$—	$—
The Company anticipates that for 2011 it will distribute more in dividends than it receives in net cash provided by operating activities less customary tenant improvement and leasing transaction costs. The increase in disposition activity described above will further reduce the net cash available to fund dividends. The Company believes that this shortfall situation will persist throughout 2011 but it anticipates that net cash supplied by future acquisitions and development opportunities and increases in occupancy and rental rates will offset this shortfall. The Company will continue to evaluate these circumstances opposite its distribution policies.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended March 31, 2011, the Company did not acquire any properties. For 2011, the Company believes that certain of its acquired properties will be either vacant or underleased.
Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended March 31, 2011, the Company realized proceeds of $3.6 million from the sale of one operating property representing 30,000 square feet.
Development
During the three months ended March 31, 2011, the Company did not bring any Wholly Owned Properties under Development into service and initiated $95.7 million in real estate development. As of March 31, 2011, the Company had three Wholly Owned Properties under Development with a projected Total Investment of $95.7 million. The Company continues to pursue development opportunities.
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
Acquisitions
During the three months March 31, 2011, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
Dispositions
During the three months March 31, 2011, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties.

Development
During the three months ended March 31, 2011, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began development activities.
PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of March 31, 2011 and 2010 was as follows (square feet in thousands):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.51	$4.38	32,308	31,572	91.2%	87.9%
Industrial-Flex	$9.00	$9.14	11,125	11,266	87.1%	88.2%
Office	$14.28	$14.26	21,779	21,562	89.2%	90.0%

	$8.49	$8.57	65,212	64,400	89.8%	88.7%

Joint Venture Properties in Operation:
Industrial-Distribution	$3.84	$3.98	9,500	9,041	80.7%	84.3%
Industrial-Flex	$27.79	$22.57	171	171	81.9%	84.8%
Office	$23.37	$23.65	4,746	4,574	89.1%	89.5%

	$10.98	$11.00	14,417	13,786	83.5%	86.0%

Properties in Operation:
Industrial-Distribution	$4.37	$4.29	41,808	40,613	88.8%	87.1%
Industrial-Flex	$9.27	$9.34	11,296	11,437	87.1%	88.2%
Office	$15.90	$15.90	26,525	26,136	89.2%	89.9%

	$8.92	$8.99	79,629	78,186	88.7%	88.2%

Geographic segment data for the three months ended March 31, 2011 and 2010 are included in Note 2 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended March 31, 2011, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2011 with the results of operations of the Company for the three months ended March 31, 2010. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2011 and 2010, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2011 increased to $5,022.2 million from $4,837.1 million for the three months ended March 31, 2010. This increase in operating real estate resulted in increases in operating expense reimbursement and depreciation and amortization expense. Despite the increase in operating real estate, real estate taxes decreased due to favorable tax reassessments on certain properties in the Company’s segments within the South region and rental property expenses decreased due to one-time reductions in certain operating expense items.
Total operating revenue increased to $178.6 million for the three months ended March 31, 2011 from $178.1 million for the three months ended March 31, 2010. The $0.5 million increase was primarily due to increased reimbursements for operating expenses and the increase in average gross investment in operating real estate. These increases were partially offset by a decrease in termination fees, which were $0.3 million for the three months ended March 31, 2011 compared to $1.8 million for the three months ended March 31, 2010. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations. See “Other,” below.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of property level operating income by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended		Percentage
	March 31,		Increase
	2011	2010	(Decrease)
Northeast
— Southeastern PA	$28,623	$30,377	(5.8%)
— Lehigh/Central PA	17,243	15,375	12.1	%(1)
— Other	11,361	11,802	(3.7%)
Central	19,989	19,057	4.9%
South	37,328	36,426	2.5%

Metro	6,304	5,461	15.4	%(2)
United Kingdom	878	805	9.1%

Total property level operating income	$121,726	$119,303	2.0%

(1)	The change was primarily due to an increase in occupancy, rental rates, and an increase in average gross investment in operating real estate in 2011.

(2)	The change was primarily due to an increase in average gross investment in operating real estate and a decrease in operating expenses due to one-time reductions in certain operating expense items.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $124.4 million for the three months ended March 31, 2011 from $122.6 million for the three months ended March 31, 2010, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $122.9 million for the three months ended March 31, 2011 from $118.9 million for the three months ended March 31, 2010 on a cash basis. These increases of 1.4% and 3.4%, respectively, are primarily due to one-time reductions in certain operating expense items.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 628 properties totaling approximately 63.7 million square feet owned on January 1, 2010, excluding properties sold through March 31, 2011.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2011 and 2010. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2011	March 31, 2010
Same Store:
Rental revenue	$125,756	$126,566
Operating expenses:
Rental property expense	38,514	40,449
Real estate taxes	21,353	21,806
Operating expense recovery	(58,503)	(58,308)

Unrecovered operating expenses	1,364	3,947

Property level operating income	124,392	122,619
Less straight line rent	1,472	3,698

Cash basis property level operating income	$122,920	$118,921

Reconciliation of non-GAAP financial measure — Same Store:
Cash basis property level operating income	$122,920	$118,921
Straight line rent	1,472	3,698

Property level operating income	124,392	122,619
Property level operating income — properties purchased or developed subsequent to January 1, 2010	3,368	543
Less: Property level operating income — properties held for sale at March 31, 2011	(6,272)	(5,617)
Termination fees	238	1,758
General and administrative expense	(15,965)	(14,867)
Depreciation and amortization expense	(42,242)	(40,560)
Other income (expense)	(32,102)	(33,486)
Gain on property dispositions	1,161	768
Income taxes	(550)	(452)
Equity in earnings of unconsolidated joint ventures	534	394
Discontinued operations	2,381	4,722

Net income	$34,943	$35,822

General and Administrative
General and administrative expenses increased to $16.0 million for the three months ended March 31, 2011 compared to $14.9 million for the three months ended March 31, 2010. The increase was primarily due to the accelerated vesting of long term incentive compensation due to the years of service and age of certain employees as well as an increase in expenses related to cancelled projects.
Depreciation and Amortization
Depreciation and amortization increased to $42.2 million for the three months ended March 31, 2011 from $40.6 million for the three months ended March 31, 2010. This increase was primarily due to the increased investment in operating real estate.
Interest Expense
Interest expense decreased to $34.8 million for the three months ended March 31, 2011 from $36.3 million for the three months ended March 31, 2010. The decrease was primarily due to the decrease in the average debt outstanding to $2,323.8 million for the three months ended March 31, 2011 from $2,403.7 million for the three months ended March 31, 2010 as well as a decrease in the weighted average interest rate to 5.8% for the three months ended March 31, 2011 from 6.3% for the three months ended March 31, 2010. The decrease was also partially due to an increase in interest capitalized during the three months ended March 31, 2011 due to an increase in development activity.
Interest expense allocated to discontinued operations for the three months ended March 31, 2011 and 2010 was $1.4 million and $2.4 million, respectively. This decrease was due to the decrease in the level of dispositions in 2011 compared to 2010.
Other
Gain on property dispositions increased to $1.2 million for the three months ended March 31, 2011 from $768,000 for the three months ended March 31, 2010.
Income from discontinued operations decreased to $2.4 million for the three months ended March 31, 2011 from $4.7 million for the three months ended March 31, 2010. The decrease for the three month periods was due to a decrease in gains recognized on sales, net of an impairment charge, which were $470,000 for the three months ended March 31, 2011 and $2.9 million for the three months ended March 31, 2010.
As a result of the foregoing, the Company’s net income decreased to $34.9 million for the three months ended March 31, 2011 from $35.8 million for the three months ended March 31, 2010.
Liquidity and Capital Resources
Overview
The Company has increased its expected investment in development properties for 2011 and anticipates that it will need approximately $100 million to $150 million to fund this activity. The Company’s remaining 2011 debt maturities total approximately $4 million. The Company has increased its expected investment in acquisition properties and anticipates that it will invest $100 million to $200 million in acquisitions in 2011. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations. The Company has increased its expected level of property dispositions and expects to realize approximately $300 million to $400 million in proceeds from asset sales in 2011.

Activity
As of March 31, 2011, the Company had cash and cash equivalents of $87.6 million, including $54.9 million in restricted cash.
Net cash flow provided by operating activities increased to $78.0 million for the three months ended March 31, 2011 from $63.6 million for the three months ended March 31, 2010. This $14.4 million increase was primarily due to the fluctuation in restricted cash related to a cash escrow for the purchase of a parcel of land and the fluctuation in other liabilities. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $33.8 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $7.4 million for the three months ended March 31, 2010. This $41.2 million change primarily resulted from a decrease in proceeds from a grant receivable/escrow.
Net cash used in financing activities was $121.4 million for the three months ended March 31, 2011 compared to $164.3 million for the three months ended March 31, 2010. This $42.9 million decrease was primarily due to the net changes in the Company’s debt during the respective periods. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended March 31, 2011, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s present ratings, the interest rate for borrowings under the Credit Facility is LIBOR plus 230 basis points.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At March 31, 2011, the Company had not drawn any of a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2011 the Company’s debt to gross assets ratio was 37.5% and for the three months ended March 31, 2011 the fixed charge coverage ratio was 2.7x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2011, $295.1 million in mortgage loans and $1,792.6 million in unsecured notes were outstanding with a weighted average interest rate of 5.86%. The interest rates on $2,071.8 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.5 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of March 31, 2011 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2011	$4,296	$—	$—	$—	$4,296	6.28%
2012	4,934	30,116	230,100	—	265,150	6.47%
2013	4,582	4,510	—	200,000	209,092	2.69%
2014	4,965	2,684	200,000	—	207,649	5.66%
2015	4,511	44,469	316,000	—	364,980	5.17%
2016	3,068	182,318	300,000	—	485,386	6.10%
2017	2,317	2,350	296,543	—	301,210	6.61%
2018	—	—	100,000	—	100,000	7.50%
2019	—	—	—	—	—	—
2020	—	—	350,000	—	350,000	4.75%

	$28,673	$266,447	$1,792,643	$200,000	$2,287,763	5.57%

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

Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2011 and 2010 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011	March 31, 2010
Reconciliation of net income to FFO — basic
Net Income available to common shareholders	$28,909	$29,551

Basic — Income available to common shareholders	28,909	29,551
Basic — income available to common shareholders per weighted average share	$0.25	$0.26

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,649	4,059
Depreciation and amortization	43,971	42,449
Gain on property dispositions	(1,019)	(2,664)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,541)	(1,478)

Funds from operations available to common shareholders — basic	$73,969	$71,917

Basic Funds from operations available to common shareholders per weighted average share	$0.65	$0.64

Reconciliation of net income to FFO — diluted:

Net Income available to common shareholders	$28,909	$29,551

Diluted — income available to common shareholders	28,909	29,551
Diluted — income available to common shareholders per weighted average share	$0.25	$0.26

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,649	4,059
Depreciation and amortization	43,971	42,449
Gain on property dispositions	(1,019)	(2,664)
Noncontrolling interest less preferred share distributions	982	1,030

Funds from operations available to common shareholders - diluted	$76,492	$74,425

Diluted Funds from operations available to common shareholders per weighted average share	$0.64	$0.64

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	114,013	112,341
Dilutive shares for long term compensation plans	753	614

Diluted shares for net income calculations	114,766	112,955
Weighted average common units	3,929	3,961

Diluted shares for Funds from operations calculations	118,695	116,916

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
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust
(a) Evaluation of Disclosure Controls and Procedures
The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Trust’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
Controls and Procedures with respect to the Operating Partnership
(a) Evaluation of Disclosure Controls and Procedures
The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, on behalf of the Trust in its capacity as the general partner of the Operating Partnership, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that the Operating Partnership’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that information required to be disclosed by the Operating Partnership in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Trust’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2011.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2010.

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

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky President and Chief Executive Officer	May 5, 2011 Date

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr. Executive Vice President and Chief Financial Officer	May 5, 2011 Date

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust General Partner

/s/ WILLIAM P. HANKOWSKY		May 5, 2011

William P. Hankowsky President and Chief Executive Officer		Date

/s/ GEORGE J. ALBURGER, JR.		May 5, 2011

George J. Alburger, Jr. Executive Vice President and Chief Financial Officer		Date

EXHIBIT INDEX

EXHIBIT
NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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