Form 10-Q
period 2011-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2011-08-05
CIK 921112, 921113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past ninety (90) days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 1, 2011, 115,664,269 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership

Form 10-Q for the period ended June 30, 2011

Index		Page

Item 4.	Removed and Reserved	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures for Liberty Property Trust		48

Signatures for Liberty Property Limited Partnership		49

Exhibit Index

	STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES	50

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

	XBRL Instance Document

	XBRL Taxonomy Extension Schema Document

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST

(In thousands, except share and unit amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$838,730	$833,827
Building and improvements	4,179,856	4,136,214
Less accumulated depreciation	(1,070,428)	(1,001,737)

Operating real estate	3,948,158	3,968,304

Development in progress	11,829	—
Land held for development	210,605	209,253

Net real estate	4,170,592	4,177,557

Cash and cash equivalents	49,895	108,409
Restricted cash	50,151	49,526
Accounts receivable	7,750	6,898
Deferred rent receivable	106,851	103,336
Deferred financing and leasing costs, net of accumulated amortization (2011, $120,290; 2010, $115,118)	131,047	134,419
Investments in and advances to unconsolidated joint ventures	175,472	171,916
Assets held for sale	41,533	239,113
Prepaid expenses and other assets	113,080	73,625

Total assets	$4,846,371	$5,064,799

LIABILITIES
Mortgage loans	$293,702	$320,679
Unsecured notes	1,792,643	2,039,143
Credit facility	33,000	—
Accounts payable	28,595	23,652
Accrued interest	24,375	29,821
Dividend and distributions payable	56,632	56,149
Other liabilities	141,959	156,803

Total liabilities	2,370,906	2,626,247

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 116,575,289 (includes 1,249,909 in treasury) and 115,530,608 (includes 1,249,909 in treasury) shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	117	116
Additional paid-in capital	2,591,408	2,560,193
Accumulated other comprehensive income (loss)	1,956	(155)
Distributions in excess of net income	(421,507)	(426,017)
Common shares in treasury, at cost, 1,249,909 shares as of June 30, 2011 and December 31, 2010	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	2,120,023	2,082,186

Noncontrolling interest – operating partnership
3,902,065 and 3,928,733 common units outstanding as of June 30, 2011 and December 31, 2010, respectively	67,155	67,621
9,740,000 preferred units outstanding as of June 30, 2011 and December 31, 2010, respectively	287,959	287,959
Noncontrolling interest – consolidated joint ventures	328	786

Total equity	2,475,465	2,438,552

Total liabilities and equity	$4,846,371	$5,064,799

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST

(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2011	June 30, 2010
OPERATING REVENUE
Rental	$123,064	$122,065
Operating expense reimbursement	51,845	50,579

Total operating revenue	174,909	172,644

OPERATING EXPENSE
Rental property	31,568	31,452
Real estate taxes	20,908	21,065
General and administrative	13,261	12,548
Depreciation and amortization	41,303	39,719

Total operating expenses	107,040	104,784

Operating income	67,869	67,860

OTHER INCOME (EXPENSE)
Interest and other income	2,381	2,646
Interest expense	(31,231)	(36,410)

Total other income (expense)	(28,850)	(33,764)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	39,019	34,096

Gain on property dispositions	302	2,242
Income taxes	(63)	(503)
Equity in earnings of unconsolidated joint ventures	1,109	783

Income from continuing operations	40,367	36,618

Discontinued operations (including net gain on property dispositions of $50,157 and $2,408 for the three months ended June 30, 2011 and 2010, respectively)	52,474	3,396

Net income	92,841	40,014
Noncontrolling interest – operating partnership	(8,120)	(6,421)
Noncontrolling interest – consolidated joint ventures	257	(148)

Net income available to common shareholders	$84,978	$33,445

Earnings per common share
Basic:
Income from continuing operations	$0.30	$0.27
Income from discontinued operations	0.44	0.03

Income per common share – basic	$0.74	$0.30

Diluted:
Income from continuing operations	$0.30	$0.26
Income from discontinued operations	0.44	0.03

Income per common share – diluted	$0.74	$0.29

Distributions per common share	$0.475	$0.475

Weighted average number of common shares outstanding
Basic	114,623	112,644
Diluted	115,406	113,380

Amounts attributable to common shareholders
Income from continuing operations	$34,221	$30,163
Discontinued operations	50,757	3,282

Net income available to common shareholders	$84,978	$33,445

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST

(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2011	June 30, 2010
OPERATING REVENUE
Rental	$244,429	$243,626
Operating expense reimbursement	107,019	104,816

Total operating revenue	351,448	348,442

OPERATING EXPENSE
Rental property	66,689	68,077
Real estate taxes	41,687	42,174
General and administrative	29,224	27,415
Depreciation and amortization	83,102	79,769

Total operating expenses	220,702	217,435

Operating income	130,746	131,007

OTHER INCOME (EXPENSE)
Interest and other income	5,013	5,391
Interest expense	(65,830)	(72,185)

Total other income (expense)	(60,817)	(66,794)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	69,929	64,213

Gain on property dispositions	1,463	3,010
Income taxes	(613)	(955)
Equity in earnings of unconsolidated joint ventures	1,643	1,177

Income from continuing operations	72,422	67,445

Discontinued operations (including net gain on property dispositions of $50,627 and $5,270 for the six months ended June 30, 2011 and 2010, respectively)	55,362	8,391

Net income	127,784	75,836
Noncontrolling interest – operating partnership	(14,355)	(12,704)
Noncontrolling interest – consolidated joint ventures	458	(136)

Net income available to common shareholders	$113,887	$62,996

Earnings per common share
Basic:
Income from continuing operations	$0.53	$0.49
Income from discontinued operations	0.47	0.07

Income per common share – basic	$1.00	$0.56

Diluted:
Income from continuing operations	$0.52	$0.49
Income from discontinued operations	0.47	0.07

Income per common share – diluted	$0.99	$0.56

Distributions per common share	$0.95	$0.95

Weighted average number of common shares outstanding
Basic	114,285	112,512
Diluted	115,087	113,182

Amounts attributable to common shareholders
Income from continuing operations	$60,346	$54,888
Discontinued operations	53,541	8,108

Net income available to common shareholders	$113,887	$62,996

See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST

(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY

Balance at January 1, 2011	$116	$2,560,193	$(155)	$(426,017)	$(51,951)	$2,082,186	$67,621	$287,959	$786	$2,438,552

Net proceeds from the issuance of common shares	1	24,590	—	—	—	24,591	—	—	—	24,591

Net income	—	—	—	113,887	—	113,887	3,849	10,506	(458)	127,784

Distributions	—	—	—	(109,377)	—	(109,377)	(3,934)	(10,506)	—	(123,817)

Noncash compensation	—	6,172	—	—	—	6,172	—	—	—	6,172

Foreign currency translation adjustment	—	—	2,111	—	—	2,111	72	—	—	2,183

Redemption of noncontrolling interests – common units	—	453	—	—	—	453	(453)	—	—	—

Balance at June 30, 2011	$117	$2,591,408	$1,956	$(421,507)	$(51,951)	$2,120,023	$67,155	$287,959	$328	$2,475,465

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST

(Unaudited and in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net income	$127,784	$75,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,795	86,853
Amortization of deferred financing costs	2,735	3,354
Equity in earnings of unconsolidated joint ventures	(1,643)	(1,177)
Distributions from unconsolidated joint ventures	305	517
Gain on property dispositions	(52,090)	(8,280)
Noncash compensation	6,172	8,201
Changes in operating assets and liabilities:
Restricted cash	(462)	5,000
Accounts receivable	(879)	(609)
Deferred rent receivable	(4,526)	(7,155)
Prepaid expenses and other assets	16,803	1,966
Accounts payable	4,921	5,718
Accrued interest	(5,446)	43
Other liabilities	(13,754)	(22,232)

Net cash provided by operating activities	166,715	148,035

INVESTING ACTIVITIES
Investment in properties – acquisitions	(34,151)	—
Investment in properties – other	(33,107)	(38,126)
Investments in and advances to unconsolidated joint ventures	(8,382)	(280)
Distributions from unconsolidated joint ventures	6,391	3,177
Net proceeds from disposition of properties/land	264,419	15,788
Net proceeds from public reimbursement receivable/escrow	(56,395)	22,969
Investment in development in progress	(10,310)	(6,972)
Investment in land held for development	(5,116)	(2,683)
Investment in deferred leasing costs	(10,844)	(14,467)

Net cash provided by (used in) investing activities	112,505	(20,594)

FINANCING ACTIVITIES

Net proceeds from issuance of Common Shares	24,580	11,691
Repayments of unsecured notes	(246,500)	—
Proceeds from mortgage loans	—	635
Repayments of mortgage loans	(26,976)	(122,608)
Proceeds from credit facility	283,000	90,000
Repayments on credit facility	(250,000)	(180,000)
Increase in deferred financing costs	(13)	(8)
Distribution paid on Common Shares	(108,881)	(107,197)
Distribution paid on units	(14,442)	(14,531)

Net cash used in financing activities	(339,232)	(322,018)

Net decrease in cash and cash equivalents	(60,012)	(194,577)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,498	(3,328)
Cash and cash equivalents at beginning of period	108,409	237,446

Cash and cash equivalents at end of period	$49,895	$39,541

See accompanying notes.

Liberty Property Trust

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

Note 1: Organization and Basis of Presentation

Organization

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at June 30, 2011. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.

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

Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$34,221	114,623	$0.30	$30,163	112,644	$0.27

Dilutive shares for long-term compensation plans	—	783		—	736

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	34,221	115,406	$0.30	30,163	113,380	$0.26

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	50,757	114,623	$0.44	3,282	112,644	$0.03

Dilutive shares for long-term compensation plans	—	783		—	736

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	50,757	115,406	$0.44	3,282	113,380	$0.03

Basic income per common share
Net income available to common shareholders	84,978	114,623	$0.74	33,445	112,644	$0.30

Dilutive shares for long-term compensation plans	—	783		—	736

Diluted income per common share
Net income available to common shareholders	$84,978	115,406	$0.74	$33,445	113,380	$0.29

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$60,346	114,285	$0.53	$54,888	112,512	$0.49

Dilutive shares for long-term compensation plans	—	802		—	670

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	60,346	115,087	$0.52	54,888	113,182	$0.49

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	53,541	114,285	$0.47	8,108	112,512	$0.07

Dilutive shares for long-term compensation plans	—	802		—	670

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	53,541	115,087	$0.47	8,108	113,182	$0.07

Basic income per common share
Net income available to common shareholders	113,887	114,285	$1.00	62,996	112,512	$0.56

Dilutive shares for long-term compensation plans	—	802		—	670

Diluted income per common share
Net income available to common shareholders	$113,887	115,087	$0.99	$62,996	113,182	$0.56

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three and six months ended June 30, 2011 were 965,000 and 1,119,000, respectively, as compared to 1,513,000 and 1,473,000, respectively, for the same periods in 2010.

During the three and six months ended June 30, 2011, 48,000 and 171,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2010, 315,000 common shares were issued upon the exercise of options.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive income (loss) consists solely of the foreign currency translation adjustments described above. Other comprehensive income for the three and six months ended June 30, 2011 was $39,000 and $2.2 million, respectively, as compared to other comprehensive loss of $1.1 million and $5.7 million, respectively, for the three and six months ended June 30, 2010. Upon sale or upon complete or substantially complete liquidation of the Company’s foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest-common units.

Recently Issued Accounting Standards

ASU 2011-04

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS” (“ASU 2011-04”), which amends ASC 820, “Fair Value Measurement” to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring accounts at fair value, including the disclosures regarding these measurements. ASU 2011-04 is effective for the Company beginning January 1, 2012. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position or results of operations.

ASU 2011-05

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), which will lead to converging guidance under US GAAP and IFRS related to presentation of comprehensive income. ASU 2011-05 is effective for the Company beginning January 1, 2012 and the provisions of ASU 2011-05 will be adopted retrospectively. The Company does anticipate that the adoption of ASU 2011-05 will have a material impact on its financial position or results of operations.

Note 2: Segment Information

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. During the six months ended June 30, 2011, the Company realigned the reportable segments due to changes in internal reporting responsibilities. As such, the following are considered the Company’s reportable segments:

REGIONS	MARKETS

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Milwaukee; Chicago; Texas; Arizona
South	Richmond; Virginia Beach; Carolinas; Jacksonville; Orlando; South Florida; Tampa
Metro	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands

The following lists the Company’s reportable segments as characterized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010:

REGIONS (BEFORE 2011 CHANGES)	MARKETS (BEFORE 2011 CHANGES)

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; South Florida; Tampa; Texas; Arizona
Philadelphia/D.C.	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands

As required by FASB ASC 280, “Segment Reporting,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period reportable segment information.

Gross investment in operating real estate decreased by $117.3 million for the Lehigh/Central PA reportable segment and decreased by $120.7 million for the South reportable segment from December 31, 2010 (as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010) as compared to June 30, 2011 due to properties having been sold prior to June 30, 2011 (see note 3 below).

The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis.

The operating information by reportable segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 2011

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$42,830	$22,420	$17,274	$29,130	$55,215	$6,958	$1,082	$174,909
Rental property expenses and real estate taxes	13,587	4,714	6,164	9,927	16,307	1,542	235	52,476

Property level operating income	$29,243	$17,706	$11,110	$19,203	$38,908	$5,416	$847	122,433

Interest and other income								2,381
Interest expense								(31,231)
General and administrative								(13,261)
Depreciation and amortization								(41,303)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								39,019
Gain on property dispositions								302
Income taxes								(63)
Equity in earnings of unconsolidated joint ventures								1,109
Discontinued operations								52,474

Net income								$92,841

FOR THE THREE MONTHS ENDED JUNE 30, 2010

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$43,977	$19,664	$17,682	$28,823	$54,233	$7,255	$1,010	$172,644
Rental property expenses and real estate taxes	13,709	4,265	5,942	9,731	17,257	1,392	221	52,517

Property level operating income	$30,268	$15,399	$11,740	$19,092	$36,976	$5,863	$789	120,127

Interest and other income								2,646
Interest expense								(36,410)
General and administrative								(12,548)
Depreciation and amortization								(39,719)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								34,096
Gain on property dispositions								2,242
Income taxes								(503)
Equity in earnings of unconsolidated joint ventures								783
Discontinued operations								3,396

Net income								$40,014

FOR THE SIX MONTHS ENDED JUNE 30, 2011

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$88,095	$45,306	$35,318	$58,131	$108,278	$14,107	$2,213	$351,448
Rental property expenses and real estate taxes	30,169	10,357	12,847	20,114	32,014	2,387	488	108,376

Property level operating income	$57,926	$34,949	$22,471	$38,017	$76,264	$11,720	$1,725	243,072

Interest and other income								5,013
Interest expense								(65,830)
General and administrative								(29,224)
Depreciation and amortization								(83,102)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								69,929
Gain on property dispositions								1,463
Income taxes								(613)
Equity in earnings of unconsolidated joint ventures								1,643
Discontinued operations								55,362

Net income								$127,784

FOR THE SIX MONTHS ENDED JUNE 30, 2010

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$90,050	$40,122	$36,960	$57,191	$107,846	$14,228	$2,045	$348,442
Rental property expenses and real estate taxes	29,529	9,348	13,418	20,235	34,366	2,904	451	110,251

Property level operating income	$60,521	$30,774	$23,542	$36,956	$73,480	$11,324	$1,594	238,191

Interest and other income								5,391
Interest expense								(72,185)
General and administrative								(27,415)
Depreciation and amortization								(79,769)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								64,213
Gain on property dispositions								3,010
Income taxes								(955)
Equity in earnings of unconsolidated joint ventures								1,177
Discontinued operations								8,391

Net income								$75,836

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets

The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and six months ended June 30, 2011 were $266.0 million and $269.7 million, respectively, as compared to $10.2 million and $16.5 million, respectively, for the same periods in 2010.

Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$6,421	$12,678	$18,029	$26,240
Operating expenses	(2,686)	(4,707)	(7,566)	(10,285)
Interest expense	(972)	(2,756)	(2,542)	(5,631)
Depreciation and amortization	(446)	(4,227)	(3,186)	(7,203)

Income before property dispositions	$2,317	$988	$4,735	$3,121

Four properties totaling 338,000 square feet in the Company’s Central reportable segment were considered to be held for sale as of June 30, 2011. These properties were sold subsequent to June 30, 2011 for proceeds of $40.8 million.

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment

During the three and six months ended June 30, 2011, the Company recognized impairment charges of $4.2 million and $4.7 million, respectively, related to properties in the Central reportable segment that were classified as held for sale or sold. These impairments were included in discontinued operations in the Company’s consolidated statements of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established by the FASB in Topic 820, “Fair Value Measurements and Disclosures”) to be generated by the property to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2011. During the three and six months ended June 30, 2010, the Company recognized impairment charges of $400,000 related to a portfolio of properties in the Company’s Metro reportable segment.

Note 4: Noncontrolling interests

Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.

Common units

The common units outstanding as of June 30, 2011 have the same economic characteristics as common shares of the Trust. The 3,902,065 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,902,065 outstanding common units based on the closing price of the common shares of the Company at June 30, 2011 was $127.1 million.

Preferred units

The Company has outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Preferred Units”):

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE	REDEEMABLE AS OF	EXCHANGEABLE AFTER
	(in 000’s)

Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust

Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

Series F	$50,000	1,000	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

Series G	$27,000	540	$50	6.70%	12/15/11	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust

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

Note 6: Disclosure of Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2011 and December 31, 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $165.1 million and $189.0 million at June 30, 2011 and December 31, 2010, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Operating Ground Lease Agreements

Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2011, were as follows (in thousands):

Year	Amount
2011	$127
2012	235
2013	238
2014	233
2015	227
2016 through 2070	9,565

Total	$10,625

Operating ground lease expense during the three and six months ended June 30, 2011 was $104,000 and $234,000, respectively, as compared to $203,000 and $388,000, respectively, for the same periods in 2010.

Legal Matters

From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of June 30, 2011 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.

Other

The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.2 million. The Company has other miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $701,000.

The Company has letter of credit obligations of $934,000 related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.

The Company has started the development, on a speculative basis, of two industrial-flex buildings and has signed leases (one of which is subject to certain approvals) committing it to the development of two 100% leased metro office buildings. The industrial-flex buildings are expected to contain a total of 103,000 square feet of leasable space and represent an anticipated aggregate investment of $15 million. The office buildings are expected to contain a total of 360,000 square feet of leasable space and represent an anticipated aggregate investment of $130 million.

The Company is obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $40.8 million.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 8: Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	2011	2010
Non-cash activity

Write-off of fully depreciated property and deferred costs	$99,682	$16,912

CONSOLIDATED BALANCE SHEETS OF

LIBERTY PROPERTY LIMITED PARTNERSHIP

(In thousands, except unit amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$838,730	$833,827
Building and improvements	4,179,856	4,136,214
Less accumulated depreciation	(1,070,428)	(1,001,737)

Operating real estate	3,948,158	3,968,304

Development in progress	11,829	—
Land held for development	210,605	209,253

Net real estate	4,170,592	4,177,557

Cash and cash equivalents	49,895	108,409
Restricted cash	50,151	49,526
Accounts receivable	7,750	6,898
Deferred rent receivable	106,851	103,336
Deferred financing and leasing costs, net of accumulated amortization (2011, $120,290; 2010, $115,118)	131,047	134,419
Investments in and advances to unconsolidated joint ventures	175,472	171,916
Assets held for sale	41,533	239,113
Prepaid expenses and other assets	113,080	73,625

Total assets	$4,846,371	$5,064,799

LIABILITIES
Mortgage loans	$293,702	$320,679
Unsecured notes	1,792,643	2,039,143
Credit facility	33,000	—
Accounts payable	28,595	23,652
Accrued interest	24,375	29,821
Distributions payable	56,632	56,149
Other liabilities	141,959	156,803

Total liabilities	2,370,906	2,626,247

OWNERS’ EQUITY
General partner’s equity - common units, 116,575,289 and 115,530,608 units outstanding as of June 30, 2011 and December 31, 2010, respectively	2,120,023	2,082,186

Limited partners’ equity – 3,902,065 and 3,928,733 common units outstanding as of June 30, 2011 and December 31, 2010, respectively	67,155	67,621
– 9,740,000 preferred units outstanding as of June 30, 2011 and December 31, 2010, respectively	287,959	287,959

Noncontrolling interest – consolidated joint ventures	328	786

Total owners’ equity	2,475,465	2,438,552

Total liabilities and owners’ equity	$4,846,371	$5,064,799

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF

LIBERTY PROPERTY LIMITED PARTNERSHIP

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2011	June 30, 2010
OPERATING REVENUE
Rental	$123,064	$122,065
Operating expense reimbursement	51,845	50,579

Total operating revenue	174,909	172,644

OPERATING EXPENSE
Rental property	31,568	31,452
Real estate taxes	20,908	21,065
General and administrative	13,261	12,548
Depreciation and amortization	41,303	39,719

Total operating expenses	107,040	104,784

Operating income	67,869	67,860

OTHER INCOME (EXPENSE)
Interest and other income	2,381	2,646
Interest expense	(31,231)	(36,410)

Total other income (expense)	(28,850)	(33,764)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	39,019	34,096
Gain on property dispositions	302	2,242
Income taxes	(63)	(503)
Equity in earnings of unconsolidated joint ventures	1,109	783

Income from continuing operations	40,367	36,618

Discontinued operations (including net gain on property dispositions of $50,157 and $2,408 for the three months ended June 30, 2011 and 2010, respectively)	52,474	3,396

Net income	92,841	40,014

Noncontrolling interest – consolidated joint ventures	257	(148)
Preferred unit distributions	(5,253)	(5,253)

Income available to common unitholders	$87,845	$34,613

Earnings per common unit
Basic:
Income from continuing operations	$0.30	$0.27
Income from discontinued operations	0.44	0.03

Income per common unit - basic	$0.74	$0.30

Diluted:
Income from continuing operations	$0.30	$0.26
Income from discontinued operations	0.44	0.03

Income per common unit - diluted	$0.74	$0.29

Distributions per common unit	$0.475	$0.475

Weighted average number of common units outstanding
Basic	118,549	116,587
Diluted	119,332	117,323

Net income allocated to general partners	$84,978	$33,445
Net income allocated to limited partners	8,120	6,421

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF

LIBERTY PROPERTY LIMITED PARTNERSHIP

(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2011	June 30, 2010
OPERATING REVENUE
Rental	$244,429	$243,626
Operating expense reimbursement	107,019	104,816

Total operating revenue	351,448	348,442

OPERATING EXPENSE
Rental property	66,689	68,077
Real estate taxes	41,687	42,174
General and administrative	29,224	27,415
Depreciation and amortization	83,102	79,769

Total operating expenses	220,702	217,435

Operating income	130,746	131,007

OTHER INCOME (EXPENSE)
Interest and other income	5,013	5,391
Interest expense	(65,830)	(72,185)

Total other income (expense)	(60,817)	(66,794)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	69,929	64,213
Gain on property dispositions	1,463	3,010
Income taxes	(613)	(955)
Equity in earnings of unconsolidated joint ventures	1,643	1,177

Income from continuing operations	72,422	67,445

Discontinued operations (including net gain on property dispositions of $50,627 and $5,270 for the six months ended June 30, 2011 and 2010, respectively)	55,362	8,391

Net income	127,784	75,836

Noncontrolling interest – consolidated joint ventures	458	(136)
Preferred unit distributions	(10,506)	(10,506)

Income available to common unitholders	$117,736	$65,194

Earnings per common unit
Basic:
Income from continuing operations	$0.53	$0.49
Income from discontinued operations	0.47	0.07

Income per common unit - basic	$1.00	$0.56

Diluted:
Income from continuing operations	$0.52	$0.49
Income from discontinued operations	0.47	0.07

Income per common unit - diluted	$0.99	$0.56

Distributions per common unit	$0.95	$0.95

Weighted average number of common units outstanding
Basic	118,212	116,464
Diluted	119,014	117,134

Net income allocated to general partners	$113,887	$62,996
Net income allocated to limited partners	14,355	12,704

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP

(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY

Balance at January 1, 2011	$2,082,186	$67,621	$287,959	$786	$2,438,552

Contributions from partners	30,763	—	—	—	30,763

Distributions to partners	(109,377)	(3,934)	(10,506)	—	(123,817)

Foreign currency translation adjustment	2,111	72	—	—	2,183

Net income	113,887	3,849	10,506	(458)	127,784

Redemption of limited partners common units for common shares	453	(453)	—	—	—

Balance at June 30, 2011	$2,120,023	$67,155	$287,959	$328	$2,475,465

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF

LIBERTY PROPERTY LIMITED PARTNERSHIP

(Unaudited and in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net income	$127,784	$75,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,795	86,853
Amortization of deferred financing costs	2,735	3,354
Equity in earnings of unconsolidated joint ventures	(1,643)	(1,177)
Distributions from unconsolidated joint ventures	305	517
Gain on property dispositions	(52,090)	(8,280)
Noncash compensation	6,172	8,201
Changes in operating assets and liabilities:
Restricted cash	(462)	5,000
Accounts receivable	(879)	(609)
Deferred rent receivable	(4,526)	(7,155)
Prepaid expenses and other assets	16,803	1,966
Accounts payable	4,921	5,718
Accrued interest	(5,446)	43
Other liabilities	(13,754)	(22,232)

Net cash provided by operating activities	166,715	148,035

INVESTING ACTIVITIES

Investment in properties – acquisitions	(34,151)	—
Investment in properties – other	(33,107)	(38,126)
Investments in and advances to unconsolidated joint ventures	(8,382)	(280)
Distributions from unconsolidated joint ventures	6,391	3,177
Net proceeds from disposition of properties/land	264,419	15,788
Net proceeds from public reimbursement receivable/escrow	(56,395)	22,969
Investment in development in progress	(10,310)	(6,972)
Investment in land held for development	(5,116)	(2,683)
Investment in deferred leasing costs	(10,844)	(14,467)

Net cash provided by (used in) investing activities	112,505	(20,594)

FINANCING ACTIVITIES
Repayments of unsecured notes	(246,500)	—
Proceeds from mortgage loans	—	635
Repayments of mortgage loans	(26,976)	(122,608)
Proceeds from credit facility	283,000	90,000
Repayments on credit facility	(250,000)	(180,000)
Increase in deferred financing costs	(13)	(8)
Capital contributions	24,580	11,691
Distributions to partners	(123,323)	(121,728)

Net cash used in financing activities	(339,232)	(322,018)

Net decrease in cash and cash equivalents	(60,012)	(194,577)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,498	(3,328)
Cash and cash equivalents at beginning of period	108,409	237,446

Cash and cash equivalents at end of period	$49,895	$39,541

See accompanying notes.

Liberty Property Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

Note 1: Organization and Basis of Presentation

Organization

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.7% of the common equity of the Operating Partnership at June 30, 2011. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.

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

Income per Common Unit

The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$40,624			$36,470
Less: Preferred unit distributions	(5,253)			(5,253)

Basic income from continuing operations
Income from continuing operations available to common unitholders	35,371	118,549	$0.30	31,217	116,587	$0.27

Dilutive units for long-term compensation plans	—	783		—	736

Diluted income from continuing operations
Income from continuing operations available to common unitholders	35,371	119,332	$0.30	31,217	117,323	$0.26

Basic income from discontinued operations
Discontinued operations	52,474	118,549	$0.44	3,396	116,587	$0.03

Dilutive units for long-term compensation plans	—	783		—	736

Diluted income from discontinued operations
Discontinued operations	52,474	119,332	$0.44	3,396	117,323	$0.03

Basic income per common unit

Income available to common unitholders	87,845	118,549	$0.74	34,613	116,587	$0.30

Diluted units for long-term compensation plans	—	783		—	736

Diluted income per common unit

Income available to common unitholders	$87,845	119,332	$0.74	$34,613	117,323	$0.29

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$72,880			$67,309
Less: Preferred unit distributions	(10,506)			(10,506)

Basic income from continuing operations

Income from continuing operations available to common unitholders	62,374	118,212	$0.53	56,803	116,464	$0.49

Dilutive units for long-term compensation plans	—	802		—	670

Diluted income from continuing operations
Income from continuing operations available to common unitholders	62,374	119,014	$0.52	56,803	117,134	$0.49

Basic income from discontinued operations
Discontinued operations	55,362	118,212	$0.47	8,391	116,464	$0.07

Dilutive units for long-term compensation plans	—	802		—	670

Diluted income from discontinued operations
Discontinued operations	55,362	119,014	$0.47	8,391	117,134	$0.07

Basic income per common unit

Income available to common unitholders	117,736	118,212	$1.00	65,194	116,464	$0.56

Diluted units for long-term compensation plans	—	802		—	670

Diluted income per common unit

Income available to common unitholders	$117,736	119,014	$0.99	$65,194	117,134	$0.56

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit for the three and six months ended June 30, 2011 were 965,000 and 1,119,000, respectively, as compared to 1,513,000 and 1,473,000, respectively, for the same periods in 2010.

During the three and six months ended June 30, 2011, 48,000 and 171,000 common units, respectively, were issued upon the exercise of options. During the year ended December 31, 2010, 315,000 common units were issued upon the exercise of options.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units and limited partners’ equity-common units. Other comprehensive income for the three and six months ended June 30, 2011 was $39,000 and $2.2 million, respectively, as compared to other comprehensive loss of $1.1 million and $5.7 million, respectively, for the three and six months ended June 30, 2010. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity – common units.

Recently Issued Accounting Standards

ASU 2011-04

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS” (“ASU 2011-04”), which amends ASC 820, “Fair Value Measurement” to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring accounts at fair value, including the disclosures regarding these measurements. ASU 2011-04 is effective for the Company beginning January 1, 2012. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position or results of operations.

ASU 2011-05

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), which will lead to converging guidance under US GAAP and IFRS related to presentation of comprehensive income. ASU 2011-05 is effective for the Company beginning January 1, 2012 and the provisions of ASU 2011-05 will be adopted retrospectively. The Company does anticipate that the adoption of ASU 2011-05 will have a material impact on its financial position or results of operations.

Note 2: Segment Information

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. During the six months ended June 30, 2011, the Company realigned the reportable segments due to changes in internal reporting responsibilities. As such, the following are considered the Company’s reportable segments:

REGIONS	MARKETS

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Milwaukee; Chicago; Texas; Arizona
South	Richmond; Virginia Beach; Carolinas; Jacksonville; Orlando; South Florida; Tampa
Metro	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands

The following lists the Company’s reportable segments as characterized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010:

REGIONS (BEFORE 2011 CHANGES)	MARKETS (BEFORE 2011 CHANGES)

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; South Florida; Tampa; Texas; Arizona
Philadelphia/D.C.	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands

As required by FASB ASC 280, “Segment Reporting,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.

Gross investment in operating real estate decreased by $117.3 million for the Lehigh/Central PA reportable segment and decreased by $120.7 million for the South reportable segment from December 31, 2010 (as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010) as compared to June 30, 2011 due to properties having been sold prior to June 30, 2011 (see note 3 below).

The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis.

The operating information by reportable segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 2011

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$42,830	$22,420	$17,274	$29,130	$55,215	$6,958	$1,082	$174,909
Rental property expenses and real estate taxes	13,587	4,714	6,164	9,927	16,307	1,542	235	52,476

Property level operating income	$29,243	$17,706	$11,110	$19,203	$38,908	$5,416	$847	122,433

Interest and other income								2,381
Interest expense								(31,231)
General and administrative								(13,261)
Depreciation and amortization								(41,303)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								39,019
Gain on property dispositions								302
Income taxes								(63)
Equity in earnings of unconsolidated joint ventures								1,109
Discontinued operations								52,474

Net income								$92,841

FOR THE THREE MONTHS ENDED JUNE 30, 2010

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$43,977	$19,664	$17,682	$28,823	$54,233	$7,255	$1,010	$172,644
Rental property expenses and real estate taxes	13,709	4,265	5,942	9,731	17,257	1,392	221	52,517

Property level operating income	$30,268	$15,399	$11,740	$19,092	$36,976	$5,863	$789	120,127

Interest and other income								2,646
Interest expense								(36,410)
General and administrative								(12,548)
Depreciation and amortization								(39,719)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								34,096
Gain on property dispositions								2,242
Income taxes								(503)
Equity in earnings of unconsolidated joint ventures								783
Discontinued operations								3,396

Net income								$40,014

FOR THE SIX MONTHS ENDED JUNE 30, 2011

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$88,095	$45,306	$35,318	$58,131	$108,278	$14,107	$2,213	$351,448
Rental property expenses and real estate taxes	30,169	10,357	12,847	20,114	32,014	2,387	488	108,376

Property level operating income	$57,926	$34,949	$22,471	$38,017	$76,264	$11,720	$1,725	243,072

Interest and other income								5,013
Interest expense								(65,830)
General and administrative								(29,224)
Depreciation and amortization								(83,102)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								69,929
Gain on property dispositions								1,463
Income taxes								(613)
Equity in earnings of unconsolidated joint ventures								1,643
Discontinued operations								55,362

Net income								$127,784

FOR THE SIX MONTHS ENDED JUNE 30, 2010

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$90,050	$40,122	$36,960	$57,191	$107,846	$14,228	$2,045	$348,442
Rental property expenses and real estate taxes	29,529	9,348	13,418	20,235	34,366	2,904	451	110,251

Property level operating income	$60,521	$30,774	$23,542	$36,956	$73,480	$11,324	$1,594	238,191

Interest and other income								5,391
Interest expense								(72,185)
General and administrative								(27,415)
Depreciation and amortization								(79,769)

Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								64,213
Gain on property dispositions								3,010
Income taxes								(955)
Equity in earnings of unconsolidated joint ventures								1,177
Discontinued operations								8,391

Net income								$75,836

Note 3: Accounting for the Impairment or Disposal of Long-Lived Assets

The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and six months ended June 30, 2011 were $266.0 million and $269.7 million, respectively, as compared to $10.2 million and $16.5 million, respectively, for the same periods in 2010.

Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$6,421	$12,678	$18,029	$26,240
Operating expenses	(2,686)	(4,707)	(7,566)	(10,285)
Interest expense	(972)	(2,756)	(2,542)	(5,631)
Depreciation and amortization	(446)	(4,227)	(3,186)	(7,203)

Income before property dispositions	$2,317	$988	$4,735	$3,121

Four properties totaling 338,000 million square feet in the Company’s Central reportable segment were considered to be held for sale as of June 30, 2011. These properties were sold subsequent to June 30, 2011 for proceeds of $40.8 million.

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment

During the three and six months ended June 30, 2011, the Company recognized impairment charges of $4.2 million and $4.7 million, respectively, related to properties in the Central reportable segment that were classified as held for sale or sold. These impairments were included in discontinued operations in the Company’s statement operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established by the FASB in Topic 820, “Fair Value Measurements and Disclosures”) to be generated by the property to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2011. During the three and six months ended June 30, 2010, the Company recognized impairment charges of $400,000 related to a portfolio of properties in the Company’s Metro reportable segment.

Note 4: Limited partners’ equity

Common units

General and limited partners’ equity – common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. The common units outstanding as of June 30, 2011 have the same economic characteristics as common shares of the Trust. The 3,902,065 outstanding common units are the limited partners’ equity - common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 3,902,065 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,902,065 outstanding common units at June 30, 2011 based on the closing price of the common shares of the Company at June 30, 2011 was $127.1 million.

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

Note 6: Disclosure of Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2011 and December 31, 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $165.1 million and $189.0 million at June 30, 2011 and December 31,

2010, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Operating Ground Lease Agreements

Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2011, were as follows (in thousands):

Year	Amount
2011	$127
2012	235
2013	238
2014	233
2015	227
2016 through 2070	9,565

Total	$10,625

Operating ground lease expense during the three and six months ended June 30, 2011 was $104,000 and $234,000, respectively, as compared to $203,000 and $388,000, respectively, for the same periods in 2010.

Legal Matters

From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of June 30, 2011 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.

Other

The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.2 million. The Company has other miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $701,000.

The Company has letter of credit obligations of $934,000 related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.

The Company has started the development, on a speculative basis, of two industrial-flex buildings and has signed leases (one of which is subject to certain approvals) committing it to the development of two 100% leased metro office buildings. The industrial-flex buildings are expected to contain a total of 103,000 square feet of leasable space and represent an anticipated aggregate investment of $15 million. The office buildings are expected to contain a total of 360,000 square feet of leasable space and represent an anticipated aggregate investment of $130 million.

The Company is obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $40.8 million.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 8: Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2011 and 2010 (amounts in thousands):

Non-cash activity	2011	2010

Write-off of fully depreciated property and deferred costs	$99,682	$16,912

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

As of June 30, 2011, the Company owned and operated 322 industrial and 266 office properties (the “Wholly Owned Properties in Operation”) totaling 62.9 million square feet. In addition, as of June 30, 2011, the Company owned three properties under development, which when completed are expected to comprise 308,000 square feet (the “Wholly Owned Properties under Development”) and 1,394 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2011, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 622 acres of developable land, substantially all of which is zoned for commercial use.

The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s strategy with respect to product and market selection is expected generally to favor metro-office, multi-tenant industrial and industrial-flex properties and markets with strong demographic and economic fundamentals. Consistant with the Company’s strategy the Company intends to reduce its ownership of suburban office properties.

The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. The recent economic disruption continues to adversely impact the Company’s business. Although we have seen some improvement in the general economy, the economy as it impacts our business has not returned to pre-recession levels. Rental demand for the Properties in Operation remained relatively flat for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. During the three months ended June 30, 2011, the Company successfully leased 3.4 million square feet and attained occupancy of 90.6% for the Wholly Owned Properties in Operation and 84.8% for the JV Properties in Operation for a combined occupancy of 89.5% for the Properties in Operation as of that date. The current level of rental demand for properties was reflected in a decline during the three months ended June 30, 2011 of straight line rents on renewal and replacement leases of 6.0%. At December 31, 2010, occupancy for the Wholly Owned Properties in Operation was 89.9% and for the JV Properties in Operation was 83.0% for a combined occupancy for the Properties in Operation of 88.7%.

Net cash provided by operating activities less customary tenant improvement and leasing transaction costs was in excess of dividend distributions for the six months ended June 30, 2011. The Company anticipates that there will be a shortfall for the third and fourth quarters of 2011 and that this shortfall situation will persist through the first half of 2012. The Company believes that net cash supplied by future acquisitions and development opportunities and increases in occupancy and rental rates will offset this shortfall in the second half of 2012. The Company will continue to evaluate these circumstances opposite its distribution policies.

WHOLLY OWNED CAPITAL ACTIVITY

Acquisitions

During the three and six months ended June 30, 2011, the Company acquired two industrial properties for a Total Investment of $41.1 million. These properties, which contain 714,000 square feet of leasable space, were 24.9% leased as of June 30, 2011. For 2011, the Company anticipates that wholly owned property acquisitions will range from $100 million to $200 million and believes that certain of its acquired properties will be either vacant or underleased.

Dispositions

Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended June 30, 2011, the Company realized proceeds of $266.0 million from the sale of 51 operating properties representing 3.1 million square feet. During the six months ended June 30, 2011, the Company realized proceeds of $269.7 million from the sale of 52 operating properties representing 3.1 million square feet. For 2011, the Company anticipates that wholly owned property dispositions will range from $300 million to $400 million.

Development

During the three months ended June 30, 2011, the Company did not bring any Wholly Owned Properties under Development into service and did not initiate any real estate development. During the six months ended June 30, 2011 the Company did not bring any Wholly Owned Properties under Development into service and initiated $95.8 million in real estate development. As of June 30, 2011, the Company had three Wholly Owned Properties under Development with a projected Total Investment of $95.8 million. The Company does not anticipate any development deliveries in 2011. The Company continues to pursue development opportunities.

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

Acquisitions

During the six months June 30, 2011, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any joint ventures in which the Company holds an interest will acquire any properties in 2011.

Dispositions

During the three and six months ended June 30, 2011, a joint venture in which the Company holds a 25% interest realized proceeds of $8.4 million from the sale of one property, which contained 231,000 square feet of leaseable space. In addition, a joint venture in which the Company holds a 20% interest realized proceeds of $7.5 million from the sale of one property which contained 22,000 square feet of leaseable space. Also, a joint venture in which the Company holds a 50% interest realized proceeds of $9.6 million from the sale of five acres of land. The Company does not anticipate that any joint ventures in which the Company holds an interest will dispose of any additional properties in 2011.

Development

During the six months ended June 30, 2011, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. The Company does not anticipate that any joint ventures in which the Company holds an interest will bring any development properties into service or begin any development activities in 2011.

PROPERTIES IN OPERATION

The composition of the Company’s Properties in Operation as of June 30, 2011 and 2010 was as follows (square feet in thousands):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.54	$4.37	32,440	31,572	90.8%	90.8%
Industrial-Flex	$9.13	$9.00	10,053	11,233	88.5%	88.5%
Office	$14.24	$14.35	20,378	21,734	91.3%	90.3%

	$8.43	$8.52	62,871	64,539	90.6%	90.2%

JV Properties in Operation:
Industrial-Distribution	$3.91	$3.86	9,269	9,505	82.5%	77.3%
Industrial-Flex	$27.81	$22.03	171	171	81.9%	81.9%
Office	$23.85	$23.54	4,724	4,574	89.4%	90.1%

	$11.20	$11.06	14,164	14,250	84.8%	81.5%

Properties in Operation:
Industrial-Distribution	$4.41	$4.27	41,709	41,077	89.0%	87.7%
Industrial-Flex	$9.42	$9.18	10,224	11,404	88.4%	88.4%
Office	$16.02	$15.94	25,102	26,308	91.0%	90.2%

	$8.91	$8.94	77,035	78,789	89.5%	88.7%

Geographic segment data for the three and six months ended June 30, 2011 and 2010 are included in Note 2 to the Company’s financial statements.

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

Critical Accounting Policies and Estimates

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the six months ended June 30, 2011, there were no material changes to these policies.

Results of Operations

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2011 with the results of operations of the Company for the three and six months ended June 30, 2010. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2011 and 2010, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three and Six Months Ended June 30, 2011 to Three and Six Months Ended June 30, 2010

Overview

The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2011 increased to $5,043.9 million from $4,898.1 million for the three months ended June 30, 2010. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expense and depreciation and amortization expense. Despite the increase in operating real estate, real estate taxes decreased due to favorable tax reassessments on certain of the Company’s properties. For the six months ended June 30, 2011, the Company’s average gross investment in operating real estate owned increased to $5,032.3 million from $4,863.7 million for the six months ended June 30, 2010. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, and depreciation and amortization expense. Despite the increase in operating real estate, rental property expenses decreased due to the reduction of certain rental property expense items. Real estate taxes also decreased due to the favorable tax reassessments noted above.

Total operating revenue increased to $174.9 million for the three months ended June 30, 2011 from $172.6 million for the three months ended June 30, 2010. The $2.3 million increase was primarily due to increased reimbursements for operating expenses, the increase in average gross investment in operating real estate and an increase in termination fees, which totaled $1.6 million for the three months ended June 30, 2011 as compared to $1.3 million for the same period in 2010. Total operating revenue increased to $351.4 million for the six months ended June 30, 2011 from $348.4 million for the six months ended June 30, 2010. The $3.0 million increase was primarily due to increased reimbursements for operating expenses and the increase in average gross investment in operating real estate. This increase was partially offset by a decrease in termination fees, which totaled $1.9 million for the six months ended June 30, 2011 as compared to $3.1 million for the same period in 2010. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations. See “Other,” below.

Segments

The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of property level operating income by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):

Property Level Operating Income:

	THREE MONTHS ENDED JUNE 30,		PERCENTAGE INCREASE (DECREASE)		SIX MONTHS ENDED JUNE 30,		PERCENTAGE INCREASE (DECREASE)
	2011	2010			2011	2010
Northeast
– Southeastern PA	$29,243	$30,268	(3.4%)		$57,926	$60,521	(4.3%)
– Lehigh/Central PA	17,706	15,399	15.0	%(1)	34,949	30,774	13.6	%(1)
– Other	11,110	11,740	(5.4%)		22,471	23,542	(4.5%)
Central	19,203	19,092	0.6%		38,017	36,956	2.9%
South	38,908	36,976	5.2%		76,264	73,480	3.8%

Metro	5,416	5,863	(7.6%)		11,720	11,324	3.5%
United Kingdom	847	789	7.4%		1,725	1,594	8.2%

Total property level operating income	$122,433	$120,127	1.9%		$243,072	$238,191	2.0%

(1)	The change was primarily due to increases in occupancy, rental rates, and average gross investment in operating real estate.

Same Store

Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $119.0 million for the three months ended June 30, 2011 from $117.9 million for the three months ended June 30, 2010, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $117.4 million for the three months ended June 30, 2011 from $114.2 million for the three months ended June 30, 2010 on a cash basis. These increases of 0.9% and 2.8%, respectively, were primarily due to reductions in certain operating expense items and due to increases in occupancy.

Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $237.6 million for the six months ended June 30, 2011 from $233.8 million for the six months ended June 30, 2010, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $234.6 million for the six months ended June 30, 2011 from $226.5 million for the six months ended June 30, 2010 on a cash basis. These increases of 1.6% and 3.6%, respectively, were primarily due to reductions in certain operating expense items and due to increases in occupancy.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 578 properties totaling approximately 60.6 million square feet owned on January 1, 2010, excluding properties sold through June 30, 2011.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2011 and 2010. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Same Store:
Rental revenue	$119,697	$120,404	$239,194	$240,031
Operating expenses:
Rental property expense	31,993	32,657	67,755	70,359
Real estate taxes	20,389	20,682	40,681	41,400
Operating expense recovery	(51,688)	(50,819)	(106,820)	(105,574)

Unrecovered operating expenses	694	2,520	1,616	6,185

Property level operating income	119,003	117,884	237,578	233,846
Less straight line rent	1,580	3,666	2,984	7,346

Cash basis property level operating income	$117,423	$114,218	$234,594	$226,500

Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$117,423	$114,218	$234,594	$226,500
Straight line rent	1,580	3,666	2,984	7,346

Property level operating income	119,003	117,884	237,578	233,846
Property level operating income - properties purchased or developed subsequent to January 1, 2010	2,912	2,046	5,825	3,496
Less: Property level operating income – properties held for sale at June 30, 2011	(1,123)	(1,129)	(2,209)	(2,235)
Termination fees	1,641	1,326	1,878	3,084
General and administrative expense	(13,261)	(12,548)	(29,224)	(27,415)
Depreciation and amortization expense	(41,303)	(39,719)	(83,102)	(79,769)
Other income (expense)	(28,850)	(33,764)	(60,817)	(66,794)
Gain on property dispositions	302	2,242	1,463	3,010
Income taxes	(63)	(503)	(613)	(955)
Equity in earnings of unconsolidated joint ventures	1,109	783	1,643	1,177
Discontinued operations (1)	52,474	3,396	55,362	8,391

Net income	$92,841	$40,014	$127,784	$75,836

(1)	Includes Termination Fees of $4,000 for the three months ended June 30, 2011, $29,000 for the six months ended June 30, 2011, and $180,000 for the three and six months ended June 30, 2010.

General and Administrative

General and administrative expenses increased to $13.3 million for the three months ended June 30, 2011 compared to $12.5 million for the three months ended June 30, 2010 and increased to $29.2 million for the six months ended June 30, 2011 compared to $27.4 million for the six months ended June 30, 2010. These increases for the three-month and six-month periods were primarily due to increases in personnel costs and increases in acquisition-related expenses.

Depreciation and Amortization

Depreciation and amortization increased to $41.3 million for the three months ended June 30, 2011 from $39.7 million for the three months ended June 30, 2010 and $83.1 million for the six months ended June 30, 2011 from $79.8 million for the six months ended June 30, 2010. These increases were primarily due to the increased investment in operating real estate.

Interest Expense

Interest expense decreased to $31.2 million for the three months ended June 30, 2011 from $36.4 million for the three months ended June 30, 2010. The decrease was primarily due to the decrease in the average debt outstanding to $2,203.6 million for the three months ended June 30, 2011 from $2,297.7 million for the three months ended June 30, 2010 as well as a decrease in the weighted average interest rate to 5.7% for the three months ended June 30, 2011 from 6.3% for the three months ended June 30, 2010. The decrease was also partially due to an increase in interest capitalized during the three months ended June 30, 2011 due to an increase in development activity. Interest expense decreased to $65.8 million for the six months ended June 30, 2011 from $72.2 million for the six months ended June 30, 2010. This decrease was primarily related to decrease in the average debt outstanding to $2,255.6 million for the six months ended June 30, 2010 from $2,350.8 million for the six months ended June 30, 2010 as well as a decrease in the weighted average interest rate to 5.8% for the six months ended June 30, 2011 from 6.3% for the six months ended June 30, 2010. The decrease was also partially due to an increase in interest capitalized during the six months ended June 30, 2011 due to an increase in development activity.

Interest expense allocated to discontinued operations for the three months ended June 30, 2011 and 2010 was $972,000 and $2.8 million, respectively, and for the six months ended June 30, 2011 and 2010 was $2.5 million and $5.6 million, respectively. These decreases were due to the level of dispositions in 2011 and 2010.

Other

Gain on property dispositions decreased to $302,000 for the three months ended June 30, 2011 from $2.2 million for the three months ended June 30, 2010 and decreased to $1.5 million for the six months ended June 30, 2011 from $3.0 million for the six months ended June 30, 2010.

Income from discontinued operations increased to $52.5 million for the three months ended June 30, 2011 from $3.4 million for the three months ended June 30, 2010 and increased to $55.4 million for the six months ended June 30, 2011 from $8.4 million for the six months ended June 30, 2010. The increase for the three month periods was due to an increase in gains recognized on sales which were $50.2 million for the three months ended June 30, 2011 and $2.4 million for the three months ended June 30, 2010. This increase for the six month periods was due to an increase in gains recognized on sales which were $50.6 million for the six months ended June 30, 2011 compared to $5.3 million for the six months ended June 30, 2010.

As a result of the foregoing, the Company’s net income increased to $92.8 million for the three months ended June 30, 2011 from $40.0 million for the three months ended June 30, 2010 and increased to $127.8 million for the six months ended June 30, 2011 from $75.8 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

Overview

The Company has increased its expected investment in development properties for 2011 and anticipates that it will need approximately $100 million to $150 million to fund this activity. The Company’s remaining 2011 debt maturities total approximately $3 million. The Company anticipates that it will invest $100 million to $200 million in acquisitions in 2011. The Company expects to realize approximately $300 million to $400 million in proceeds from asset sales in 2011. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations. Additionally, the Company expects to incur variable rate debt, including borrowing under the Credit Facility, from time to time.

Activity

As of June 30, 2011, the Company had cash and cash equivalents of $100.0 million, including $50.2 million in restricted cash.

Net cash flow provided by operating activities increased to $166.7 million for the six months ended June 30, 2011 from $148.0 million for the six months ended June 30, 2010. This $18.7 million increase was primarily due to the fluctuation in operating assets and liabilities. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash provided by investing activities was $112.5 million for the six months ended June 30, 2011 compared to net cash used in investing activities of $20.6 million for the six months ended June 30, 2010. This $133.1 million change primarily resulted from an increase in proceeds from dispositions partially offset by an increase in cash used for acquisitions. In addition, 2011 reflects cash placed in escrow for the purchase of two properties.

Net cash used in financing activities was $339.2 million for the six months ended June 30, 2011 compared to $322.0 million for the six months ended June 30, 2010. This $17.2 million increase was primarily due to the net changes in the Company’s debt during the respective periods which is reflective of the disposition and acquisition activity described above and the repayment of unsecured notes and mortgage loans. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.

The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the six months ended June 30, 2011, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s present ratings, the interest rate for borrowings under the Credit Facility is LIBOR plus 230 basis points.

Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At June 30, 2011, the Company had not drawn any of a £7 million revolving credit facility. The facility expires on November 22, 2011.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2011, the Company’s debt to gross assets ratio was 35.8% and for the six months ended June 30, 2011, the fixed charge coverage ratio was 3.1x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.

As of June 30, 2011, $293.7 million in mortgage loans and $1,792.6 million in unsecured notes were outstanding with a weighted average interest rate of 5.85%. The interest rates on $2,070.3 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.3 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of June 30, 2011 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2011	$2,878	$—	$—	$—	$2,878	6.28%
2012	4,934	30,116	230,100	—	265,150	6.47%
2013	4,582	4,510	—	33,000	42,092	2.30%
2014	4,965	2,684	200,000	—	207,649	5.66%
2015	4,511	44,469	316,000	—	364,980	5.17%
2016	3,068	182,318	300,000	—	485,386	6.10%
2017	2,318	2,349	296,543	—	301,210	6.61%
2018	—	—	100,000	—	100,000	7.50%
2019	—	—	—	—	—	—
2020	—	—	350,000	—	350,000	4.75%

	$27,256	$266,446	$1,792,643	$33,000	$2,119,345	5.78%

General

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

Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Reconciliation of net income to FFO - basic

Net Income available to common shareholders	$84,978	$33,445	$113,887	$62,996

Basic - Income available to common shareholders	84,978	33,445	113,887	62,996

Basic - income available to common shareholders per weighted average share	$0.74	$0.30	$1.00	$0.56

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,669	3,395	7,318	7,454
Depreciation and amortization	41,194	43,271	85,165	85,720
Gain on property dispositions	(54,691)	(2,746)	(55,710)	(5,410)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	322	(1,476)	(1,219)	(2,954)

Funds from operations available to common shareholders – basic	$75,472	$75,889	$149,441	$147,806

Basic Funds from operations available to common shareholders per weighted average share	$0.66	$0.67	$1.31	$1.31

Reconciliation of net income to FFO - diluted:

Net Income available to common shareholders	$84,978	$33,445	$113,887	$62,996

Diluted - income available to common shareholders	84,978	33,445	113,887	62,996
Diluted - income available to common shareholders per weighted average share	$0.74	$0.29	$0.99	$0.56

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,669	3,395	7,318	7,454
Depreciation and amortization	41,194	43,271	85,165	85,720
Gain on property dispositions	(54,691)	(2,746)	(55,710)	(5,410)
Noncontrolling interest less preferred share distributions	2,867	1,168	3,849	2,198

Funds from operations available to common shareholders - diluted	$78,017	$78,533	$154,509	$152,958

Diluted Funds from operations available to common shareholders per weighted average share	$0.65	$0.67	$1.30	$1.31

Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	114,623	112,644	114,285	112,512
Dilutive shares for long term compensation plans	783	736	802	670

Diluted shares for net income calculations	115,406	113,380	115,087	113,182
Weighted average common units	3,926	3,943	3,927	3,952

Diluted shares for Funds from operations calculations	119,332	117,323	119,014	117,134

Inflation

Inflation has remained relatively low in recent years, and as a result, it has not had a significant impact on the Company during this period. However, some believe that the risk of inflation has increased as a result of actions taken by the Federal Reserve System to address the economic disruption of the past period. To the extent an increase in inflation would result in increased operating costs, such as insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material litigation as of June 30, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June, 2011, individuals acquired a total of 26,668 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interests in Liberty Property Limited Partnership. These individuals acquired these units of limited partnership interests in connection with their contribution to the Operating Partnership of certain assets in 1994. The exchange of common shares of beneficial interest for the units of limited partnership is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

At the Company’s 2011 Annual Meeting of Shareholders held on May 11, 2011, a substantial majority of the Company’s outstanding common shares of beneficial interest were voted in favor of conducting non-binding, advisory votes on the compensation of the Trust’s named executive officers on an annual basis. The Company has considered this shareholder vote, and intends to conduct non-binding, advisory votes on the compensation of the Trust’s named executive officers on an annual basis until the next vote by the Company’s shareholders on the frequency of such votes, which will be no later than the Company’s 2017 Annual Meeting of Shareholders.

Item 6.	Exhibits

4.1	Liberty Property Trust Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Liberty Property Trust (Commission File No. 333-175263) filed with the Commission on June 30, 2011).

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 5, 2011
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 5, 2011
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	August 5, 2011
	William P. Hankowsky	Date
President and Chief Executive Officer

	/s/ GEORGE J. ALBURGER, JR.	August 5, 2011
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).