Form 10-Q
period 2011-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2011-11-03
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file numbers: 1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)
__________________________________________________________
LIBERTY PROPERTY TRUST
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Exact name of registrants as specified in their governing documents)
__________________________________________________________

MARYLAND (Liberty Property Trust)	23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)	23-2766549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Chesterfield Parkway Malvern, Pennsylvania	19355
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code (610) 648-1700
__________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 31, 2011, 116,040,519 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2011 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Trust”, mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the "Company”, “we”, “our” or “us” means the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.8% of the common equity of the Operating Partnership at September 30, 2011. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"). The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust. The ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as a component of total equity as "noncontrolling interest - operating partnership."

The financial results of the Operating Partnership are consolidated into the financial statements of the Trust. The Trust has no significant assets other than its investment in the Operating Partnership. The Trust and the Operating Partnership are managed and operated as one entity. The Trust and the Operating Partnership have the same managers.

The Trust's sole business purpose is to act as the general partner of the Operating Partnership. Net proceeds from equity issuances by the Trust are then contributed to the Operating Partnership in exchange for partnership units. The Trust itself does not issue any indebtedness, but guarantees certain of the unsecured debt of the Operating Partnership.

We believe combining the quarterly reports on Form 10-Q of the Trust and the Operating Partnership into this single report results in the following benefits:

•	enhances investors' understanding of the Trust and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company's disclosure applies to both the Trust and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

The main areas of difference between the consolidated financial statements of the Trust and those of the Operating Partnership are noncontrolling interests, shareholders' equity and limited partners' equity. The non-controlling interests in the Operating Partnership's financial statements include the interests in consolidated joint ventures not owned by the Operating Partnership. The noncontrolling interests in the Trust's financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the common and preferred limited partnership interests in the Operating Partnership, which are accounted for as general (common) and limited (preferred) partners' equity by the Operating Partnership.

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements;

◦	Income per Common Share of the Trust and Income per Common Unit of the Operating Partnership;

◦	Other Comprehensive Income of the Trust and Other Comprehensive Income of the Operating Partnership; and

◦	Noncontrolling Interests of the Trust and Limited Partners' Equity of the Operating Partnership.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Trust and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Trust and Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.

There are separate sections in this report for the Trust and the Operating Partnership where it is necessary to highlight the differences of the Trust and Operating Partnership. These sections specifically refer to the Trust or the Operating Partnership. In the sections that combine disclosure of the Trust and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2011

Index		Page

Item 4.	Removed and Reserved	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures for Liberty Property Trust		41

Signatures for Liberty Property Limited Partnership		42

Exhibit Index		43

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$857,917	$831,740
Building and improvements	4,223,817	4,120,456
Less accumulated depreciation	(1,097,115)	(999,263)
Operating real estate	3,984,619	3,952,933
Development in progress	41,907	—
Land held for development	208,431	209,253
Net real estate	4,234,957	4,162,186
Cash and cash equivalents	24,416	108,409
Restricted cash	66,350	49,526
Accounts receivable	9,243	6,898
Deferred rent receivable	105,406	102,924
Deferred financing and leasing costs, net of accumulated amortization (2011, $125,626; 2010, $115,124)	128,884	134,236
Investments in and advances to unconsolidated joint ventures	176,101	171,916
Assets held for sale	15,529	255,079
Prepaid expenses and other assets	94,742	73,625
Total assets	$4,855,628	$5,064,799
LIABILITIES
Mortgage loans	$292,272	$320,679
Unsecured notes	1,792,643	2,039,143
Credit facility	—	—
Accounts payable	40,257	23,652
Accrued interest	33,057	29,821
Dividend and distributions payable	56,763	56,149
Other liabilities	176,825	156,803
Total liabilities	2,391,817	2,626,247
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 116,955,528 (includes 1,249,909 in treasury) and 115,530,608 (includes 1,249,909 in treasury) shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	117	116
Additional paid-in capital	2,603,700	2,560,193
Accumulated other comprehensive loss	(219)	(155)
Distributions in excess of net income	(441,142)	(426,017)
Common shares in treasury, at cost, 1,249,909 shares as of September 30, 2011 and December 31, 2010	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,110,505	2,082,186
Noncontrolling interest – operating partnership
3,808,746 and 3,928,733 common units outstanding as of September 30, 2011 and December 31, 2010, respectively	65,072	67,621
9,740,000 preferred units outstanding as of September 30, 2011 and December 31, 2010, respectively	287,959	287,959
Noncontrolling interest – consolidated joint ventures	275	786
Total equity	2,463,811	2,438,552
Total liabilities and equity	$4,855,628	$5,064,799

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2011	September 30, 2010
OPERATING REVENUE
Rental	$121,866	$122,383
Operating expense reimbursement	53,313	53,073
Total operating revenue	175,179	175,456
OPERATING EXPENSE
Rental property	35,563	34,790
Real estate taxes	21,039	21,306
General and administrative	13,625	12,608
Depreciation and amortization	41,414	39,996
Total operating expenses	111,641	108,700
Operating income	63,538	66,756
OTHER INCOME (EXPENSE)
Interest and other income	2,019	2,400
Interest expense	(31,188)	(32,410)
Total other income (expense)	(29,169)	(30,010)
Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,369	36,746
Gain on property dispositions	1,898	691
Income taxes	(356)	(475)
Equity in earnings of unconsolidated joint ventures	827	385
Income from continuing operations	36,738	37,347
Discontinued operations (including net gain on property dispositions of $4,095 and $221 for the three months ended September 30, 2011 and 2010, respectively)	4,943	3,659
Net income	41,681	41,006
Noncontrolling interest – operating partnership	(6,414)	(6,451)
Noncontrolling interest – consolidated joint ventures	53	89
Net income available to common shareholders	$35,320	$34,644
Earnings per common share
Basic:
Income from continuing operations	$0.27	$0.28
Income from discontinued operations	0.04	0.03
Income per common share – basic	$0.31	$0.31
Diluted:
Income from continuing operations	$0.27	$0.27
Income from discontinued operations	0.04	0.03
Income per common share – diluted	$0.31	$0.30
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	115,014	113,077
Diluted	115,780	113,773
Amounts attributable to common shareholders
Income from continuing operations	$30,535	$31,108
Discontinued operations	4,785	3,536
Net income available to common shareholders	$35,320	$34,644

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2011	September 30, 2010
OPERATING REVENUE
Rental	$364,007	$363,720
Operating expense reimbursement	159,959	157,539
Total operating revenue	523,966	521,259
OPERATING EXPENSE
Rental property	102,013	102,653
Real estate taxes	62,528	63,253
General and administrative	42,848	40,023
Depreciation and amortization	123,840	119,091
Total operating expenses	331,229	325,020
Operating income	192,737	196,239
OTHER INCOME (EXPENSE)
Interest and other income	7,011	7,748
Interest expense	(96,354)	(103,922)
Total other income (expense)	(89,343)	(96,174)
Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	103,394	100,065
Gain on property dispositions	3,361	3,701
Income taxes	(969)	(1,430)
Equity in earnings of unconsolidated joint ventures	2,470	1,562
Income from continuing operations	108,256	103,898
Discontinued operations (including net gain on property dispositions of $54,722 and $5,491 for the nine months ended September 30, 2011 and 2010, respectively)	61,209	12,944
Net income	169,465	116,842
Noncontrolling interest – operating partnership	(20,769)	(19,155)
Noncontrolling interest – consolidated joint ventures	511	(47)
Net income available to common shareholders	$149,207	$97,640
Earnings per common share
Basic:
Income from continuing operations	$0.78	$0.76
Income from discontinued operations	0.52	0.11
Income per common share – basic	$1.30	$0.87
Diluted:
Income from continuing operations	$0.78	$0.75
Income from discontinued operations	0.51	0.11
Income per common share – diluted	$1.29	$0.86
Distributions per common share	$1.425	$1.425
Weighted average number of common shares outstanding
Basic	114,547	112,708
Diluted	115,329	113,388
Amounts attributable to common shareholders
Income from continuing operations	$89,993	$85,131
Discontinued operations	59,214	12,509
Net income available to common shareholders	$149,207	$97,640

See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited except as noted and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2011 (audited)	$116	$2,560,193	$(155)	$(426,017)	$(51,951)	$2,082,186	$67,621	$287,959	$786	$2,438,552
Net proceeds from the issuance of common shares	1	33,395	—	—	—	33,396	—	—	—	33,396
Net income	—	—	—	149,207	—	149,207	5,010	15,759	(511)	169,465
Distributions	—	—	—	(164,332)	—	(164,332)	(5,500)	(15,759)	—	(185,591)
Noncash compensation	—	8,052	—	—	—	8,052	—	—	—	8,052
Foreign currency translation adjustment	—	—	(64)	—	—	(64)	1	—	—	(63)
Redemption of noncontrolling interests – common units	—	2,060	—	—	—	2,060	(2,060)	—	—	—
Balance at September 30, 2011	$117	$2,603,700	$(219)	$(441,142)	$(51,951)	$2,110,505	$65,072	$287,959	$275	$2,463,811

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net income	$169,465	$116,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,828	130,158
Amortization of deferred financing costs	3,948	4,735
Equity in earnings of unconsolidated joint ventures	(2,470)	(1,562)
Distributions from unconsolidated joint ventures	350	517
Gain on property dispositions	(58,083)	(9,192)
Noncash compensation	8,052	10,011
Changes in operating assets and liabilities:
Restricted cash	(16,792)	744
Accounts receivable	(2,370)	(3,553)
Deferred rent receivable	(5,361)	(11,124)
Prepaid expenses and other assets	(4,037)	(18,431)
Accounts payable	16,602	11,669
Accrued interest	3,236	(5,336)
Other liabilities	(2,936)	(5,984)
Net cash provided by operating activities	238,432	219,494
INVESTING ACTIVITIES
Investment in properties – acquisitions	(124,823)	(35,080)
Investment in properties – other	(51,615)	(56,325)
Investments in and advances to unconsolidated joint ventures	(11,309)	(1,426)
Distributions from unconsolidated joint ventures	9,257	4,774
Net proceeds from disposition of properties/land	361,154	23,990
Net proceeds from public reimbursement receivable/escrow	(18,274)	20,609
Investment in development in progress	(25,194)	(7,481)
Investment in land held for development	(18,475)	(4,779)
Investment in deferred leasing costs	(16,662)	(22,991)
Net cash provided by (used in) investing activities	104,059	(78,709)
FINANCING ACTIVITIES
Net proceeds from issuance of Common Shares	33,396	22,123
Proceeds from unsecured notes	—	350,000
Repayments of unsecured notes	(246,500)	(169,739)
Proceeds from mortgage loans	—	743
Repayments of mortgage loans	(28,407)	(136,331)
Proceeds from credit facility	302,900	338,500
Repayments on credit facility	(302,900)	(478,500)
Increase in deferred financing costs	(13)	(9,217)
Distribution paid on Common Shares	(163,658)	(161,043)
Distribution paid on units	(21,317)	(21,570)
Net cash used in financing activities	(426,499)	(265,034)
Net decrease in cash and cash equivalents	(84,008)	(124,249)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	15	(1,256)
Cash and cash equivalents at beginning of period	108,409	237,446
Cash and cash equivalents at end of period	$24,416	$111,941

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$857,917	$831,740
Building and improvements	4,223,817	4,120,456
Less accumulated depreciation	(1,097,115)	(999,263)
Operating real estate	3,984,619	3,952,933
Development in progress	41,907	—
Land held for development	208,431	209,253
Net real estate	4,234,957	4,162,186
Cash and cash equivalents	24,416	108,409
Restricted cash	66,350	49,526
Accounts receivable	9,243	6,898
Deferred rent receivable	105,406	102,924
Deferred financing and leasing costs, net of accumulated amortization (2011, $125,626; 2010, $115,124)	128,884	134,236
Investments in and advances to unconsolidated joint ventures	176,101	171,916
Assets held for sale	15,529	255,079
Prepaid expenses and other assets	94,742	73,625
Total assets	$4,855,628	$5,064,799
LIABILITIES
Mortgage loans	$292,272	$320,679
Unsecured notes	1,792,643	2,039,143
Credit facility	—	—
Accounts payable	40,257	23,652
Accrued interest	33,057	29,821
Distributions payable	56,763	56,149
Other liabilities	176,825	156,803
Total liabilities	2,391,817	2,626,247
OWNERS’ EQUITY
General partner’s equity - 115,705,619 (net of 1,249,909 treasury units) and 114,280,699 (net of 1,249,909 treasury units) common units outstanding as of September 30, 2011 and December 31, 2010, respectively	2,110,505	2,082,186
Limited partners’ equity – 3,808,746 and 3,928,733 common units outstanding as of September 30, 2011 and December 31, 2010, respectively	65,072	67,621
Limited partners’ equity – 9,740,000 preferred units outstanding as of September 30, 2011 and December 31, 2010, respectively	287,959	287,959
Noncontrolling interest – consolidated joint ventures	275	786
Total owners’ equity	2,463,811	2,438,552
Total liabilities and owners’ equity	$4,855,628	$5,064,799

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2011	September 30, 2010
OPERATING REVENUE
Rental	$121,866	$122,383
Operating expense reimbursement	53,313	53,073
Total operating revenue	175,179	175,456
OPERATING EXPENSE
Rental property	35,563	34,790
Real estate taxes	21,039	21,306
General and administrative	13,625	12,608
Depreciation and amortization	41,414	39,996
Total operating expenses	111,641	108,700
Operating income	63,538	66,756
OTHER INCOME (EXPENSE)
Interest and other income	2,019	2,400
Interest expense	(31,188)	(32,410)
Total other income (expense)	(29,169)	(30,010)
Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,369	36,746
Gain on property dispositions	1,898	691
Income taxes	(356)	(475)
Equity in earnings of unconsolidated joint ventures	827	385
Income from continuing operations	36,738	37,347
Discontinued operations (including net gain on property dispositions of $4,095 and $221 for the three months ended September 30, 2011 and 2010, respectively)	4,943	3,659
Net income	41,681	41,006
Noncontrolling interest – consolidated joint ventures	53	89
Preferred unit distributions	(5,253)	(5,253)
Income available to common unitholders	$36,481	$35,842
Earnings per common unit
Basic:
Income from continuing operations	$0.27	$0.28
Income from discontinued operations	0.04	0.03
Income per common unit - basic	$0.31	$0.31
Diluted:
Income from continuing operations	$0.27	$0.27
Income from discontinued operations	0.04	0.03
Income per common unit - diluted	$0.31	$0.30
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	118,830	117,020
Diluted	119,596	117,716
Net income allocated to general partners	$35,320	$34,644
Net income allocated to limited partners	$6,414	$6,451

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Operating Revenue
Rental	$364,007	$363,720
Operating expense reimbursement	159,959	157,539
Total operating revenue	523,966	521,259
OPERATING EXPENSE
Rental property	102,013	102,653
Real estate taxes	62,528	63,253
General and administrative	42,848	40,023
Depreciation and amortization	123,840	119,091
Total operating expenses	331,229	325,020
Operating income	192,737	196,239
OTHER INCOME (EXPENSE)
Interest and other income	7,011	7,748
Interest expense	(96,354)	(103,922)
Total other income (expense)	(89,343)	(96,174)
Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	103,394	100,065
Gain on property dispositions	3,361	3,701
Income taxes	(969)	(1,430)
Equity in earnings of unconsolidated joint ventures	2,470	1,562
Income from continuing operations	108,256	103,898
Discontinued operations (including net gain on property dispositions of $54,722 and $5,491 for the nine months ended September 30, 2011 and 2010, respectively)	61,209	12,944
Net income	169,465	116,842
Noncontrolling interest – consolidated joint ventures	511	(47)
Preferred unit distributions	(15,759)	(15,759)
Income available to common unitholders	$154,217	$101,036
Earnings per common unit
Basic:
Income from continuing operations	$0.78	$0.76
Income from discontinued operations	0.52	0.11
Income per common unit - basic	$1.30	$0.87
Diluted:
Income from continuing operations	$0.78	$0.75
Income from discontinued operations	0.51	0.11
Income per common unit - diluted	$1.29	$0.86
Distributions per common unit	$1.425	$1.425
Weighted average number of common units outstanding
Basic	118,437	116,657
Diluted	119,219	117,337
Net income allocated to general partners	$149,207	$97,640
Net income allocated to limited partners	$20,769	$19,155

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited except as noted and in thousands)

	GENERAL PARTNER’S EQUITY		LIMITED PARTNERS’ EQUITY – COMMON UNITS		LIMITED PARTNERS’ EQUITY – PREFERRED UNITS		NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES		TOTAL OWNERS’ EQUITY
Balance at January 1, 2011 (audited)	$2,082,186	—	$67,621	—	$287,959	—	$786	—	$2,438,552
Contributions from partners	41,448	—	—	—	—	—	—	—	41,448
Distributions to partners	(164,332)	—	(5,500)	—	(15,759)	—	—	—	(185,591)
Foreign currency translation adjustment	(64)	—	1	—	—	—	—	—	(63)
Net income	149,207	—	5,010	—	15,759	—	(511)	—	169,465
Redemption of limited partners common units for common shares	2,060	—	(2,060)	—	—	—	—	—	—
Balance at September 30, 2011	$2,110,505		$65,072		$287,959		$275		$2,463,811

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net income	$169,465	$116,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,828	130,158
Amortization of deferred financing costs	3,948	4,735
Equity in earnings of unconsolidated joint ventures	(2,470)	(1,562)
Distributions from unconsolidated joint ventures	350	517
Gain on property dispositions	(58,083)	(9,192)
Noncash compensation	8,052	10,011
Changes in operating assets and liabilities:
Restricted cash	(16,792)	744
Accounts receivable	(2,370)	(3,553)
Deferred rent receivable	(5,361)	(11,124)
Prepaid expenses and other assets	(4,037)	(18,431)
Accounts payable	16,602	11,669
Accrued interest	3,236	(5,336)
Other liabilities	(2,936)	(5,984)
Net cash provided by operating activities	238,432	219,494
INVESTING ACTIVITIES
Investment in properties – acquisitions	(124,823)	(35,080)
Investment in properties – other	(51,615)	(56,325)
Investments in and advances to unconsolidated joint ventures	(11,309)	(1,426)
Distributions from unconsolidated joint ventures	9,257	4,774
Net proceeds from disposition of properties/land	361,154	23,990
Net proceeds from public reimbursement receivable/escrow	(18,274)	20,609
Investment in development in progress	(25,194)	(7,481)
Investment in land held for development	(18,475)	(4,779)
Investment in deferred leasing costs	(16,662)	(22,991)
Net cash provided by (used in) investing activities	104,059	(78,709)
FINANCING ACTIVITIES
Proceeds from unsecured notes	—	350,000
Repayments of unsecured notes	(246,500)	(169,739)
Proceeds from mortgage loans	—	743
Repayments of mortgage loans	(28,407)	(136,331)
Proceeds from credit facility	302,900	338,500
Repayments on credit facility	(302,900)	(478,500)
Increase in deferred financing costs	(13)	(9,217)
Capital contributions	33,396	22,123
Distributions to partners	(184,975)	(182,613)
Net cash used in financing activities	(426,499)	(265,034)
Net decrease in cash and cash equivalents	(84,008)	(124,249)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	15	(1,256)
Cash and cash equivalents at beginning of period	108,409	237,446
Cash and cash equivalents at end of period	$24,416	$111,941

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.8% of the common equity of the Operating Partnership at September 30, 2011. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” or “us” means the Trust and Operating Partnership collectively.
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
ASU 2011-05
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), which will lead to converging guidance under US GAAP and IFRS related to presentation of comprehensive income. ASU 2011-05 is effective for the Company beginning January 1, 2012 and the provisions of ASU 2011-05 will be adopted retrospectively. In adopting ASU 2011-05, the Company will be required to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its financial position or results of operations.

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			September 30, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$30,535	115,014	$0.27	$31,108	113,077	$0.28
Dilutive shares for long-term compensation plans	—	766		—	696
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	30,535	115,780	$0.27	31,108	113,773	$0.27
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	4,785	115,014	$0.04	3,536	113,077	$0.03
Dilutive shares for long-term compensation plans	—	766		—	696
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	4,785	115,780	$0.04	3,536	113,773	$0.03
Basic income per common share
Net income available to common shareholders	35,320	115,014	$0.31	34,644	113,077	$0.31
Dilutive shares for long-term compensation plans	—	766		—	696
Diluted income per common share
Net income available to common shareholders	$35,320	115,780	$0.31	$34,644	113,773	$0.30

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$89,993	114,547	$0.78	$85,131	112,708	$0.76
Dilutive shares for long-term compensation plans	—	782		—	680
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	89,993	115,329	$0.78	85,131	113,388	$0.75
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	59,214	114,547	$0.52	12,509	112,708	$0.11
Dilutive shares for long-term compensation plans	—	782		—	680
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	59,214	115,329	$0.51	12,509	113,388	$0.11
Basic income per common share
Net income available to common shareholders	149,207	114,547	$1.30	97,640	112,708	$0.87
Dilutive shares for long-term compensation plans	—	782		—	680
Diluted income per common share
Net income available to common shareholders	$149,207	115,329	$1.29	$97,640	113,388	$0.86

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2011 were 1,641,000 and 1,219,000, respectively, as compared to 2,239,000 and 1,433,000, respectively, for the same periods in 2010.
During the three and nine months ended September 30, 2011, 29,000 and 200,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2010, 315,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			September 30, 2010
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$36,791			$37,436
Less: Preferred unit distributions	(5,253)			(5,253)
Basic income from continuing operations
Income from continuing operations available to common unitholders	31,538	118,830	$0.27	32,183	117,020	$0.28
Dilutive units for long-term compensation plans	—	766		—	696
Diluted income from continuing operations
Income from continuing operations available to common unitholders	31,538	119,596	$0.27	32,183	117,716	$0.27
Basic income from discontinued operations
Discontinued operations	4,943	118,830	$0.04	3,659	117,020	$0.03
Dilutive units for long-term compensation plans	—	766		—	696
Diluted income from discontinued operations
Discontinued operations	4,943	119,596	$0.04	3,659	117,716	$0.03
Basic income per common unit
Income available to common unitholders	36,481	118,830	$0.31	35,842	117,020	$0.31
Diluted units for long-term compensation plans	—	766		—	696
Diluted income per common unit
Income available to common unitholders	$36,481	119,596	$0.31	$35,842	117,716	$0.30

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$108,767			$103,851
Less: Preferred unit distributions	(15,759)			(15,759)
Basic income from continuing operations
Income from continuing operations available to common unitholders	93,008	118,437	$0.78	88,092	116,657	$0.76
Dilutive units for long-term compensation plans	—	782		—	680
Diluted income from continuing operations
Income from continuing operations available to common unitholders	93,008	119,219	$0.78	88,092	117,337	$0.75
Basic income from discontinued operations
Discontinued operations	61,209	118,437	$0.52	12,944	116,657	$0.11
Dilutive units for long-term compensation plans	—	782		—	680
Diluted income from discontinued operations
Discontinued operations	61,209	119,219	$0.51	12,944	117,337	$0.11
Basic income per common unit
Income available to common unitholders	154,217	118,437	$1.30	101,036	116,657	$0.87
Diluted units for long-term compensation plans	—	782		—	680
Diluted income per common unit
Income available to common unitholders	$154,217	119,219	$1.29	$101,036	117,337	$0.86

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2011 were 1,641,000 and 1,219,000, respectively, as compared to 2,239,000 and 1,433,000, respectively, for the same periods in 2010.
During the three and nine months ended September 30, 2011, 29,000 and 200,000 common units, respectively, were issued upon the exercise of options. During the year ended December 31, 2010, 315,000 common units were issued upon the exercise of options.

Note 4: Other Comprehensive Income of the Trust

The functional currency of the Trust's United Kingdom operations is pounds sterling. The Trust translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive loss as a separate component of shareholders' equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive loss consists solely of the foreign currency translation adjustments described above. Other comprehensive loss for the three months ended September 30, 2011 was $2.2 million and for the nine months ended September 30, 2011 was $0.1 million. Other comprehensive income for the three months ended September 30, 2010 was $3.7 million and for the nine months ended September 30, 2010 was a loss of $2.0 million. Upon sale or upon complete or substantially complete liquidation of the Trust's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest-common units.

Total comprehensive income for the three months ended September 30, 2011 was $39.4 million and for the nine months ended September 30, 2011 was $169.4 million. Total comprehensive income for the three months ended September 30, 2010 was $44.7 million and for the nine months ended September 30, 2010 was $114.8 million.

Note 5: Other Comprehensive Income of the Operating Partnership

The functional currency of the Operating Partnership’s United Kingdom operations is pounds sterling. The Operating Partnership translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units and limited partners’ equity-common units. Other comprehensive loss for the three months ended September 30, 2011 was $2.2 million and for the nine months ended September 30, 2011 was $0.1 million. Other comprehensive income for the three months ended September 30, 2010 was $3.7 million and for the nine months ended September 30, 2010 was a loss of $2.0 million. Upon sale or upon complete or substantially complete liquidation of the Operating Partnership's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity – common units.

Total comprehensive income for the three months ended September 30, 2011 was $39.4 million and for the nine months ended September 30, 2011 was $169.4 million. Total comprehensive income for the three months ended September 30, 2010 was $44.7 million and for the nine months ended September 30, 2010 was $114.8 million .

Note 6: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. During the nine months ended September 30, 2011, the Company realigned the reportable segments due to changes in internal reporting responsibilities. As such, the following are considered the Company’s reportable segments:

REGIONS	MARKETS

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Chicago/Milwaukee; Houston; Arizona
South	Richmond; Virginia Beach; Carolinas; Jacksonville; Orlando; South Florida; Tampa
Metro	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands

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
Gross investment in operating real estate decreased by $117.3 million for the Lehigh/Central PA reportable segment and decreased by $147.0 million for the South reportable segment from December 31, 2010 (as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010) as compared to September 30, 2011 due to properties having been sold prior to September 30, 2011 (see note 3 below).
The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis.

The operating information by reportable segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$42,673	$22,523	$17,312	$31,055	$53,469	$7,039	$1,108	$175,179
Rental property expenses and real estate taxes	14,232	5,132	6,673	11,179	17,562	1,718	106	56,602
Property level operating income	$28,441	$17,391	$10,639	$19,876	$35,907	$5,321	$1,002	118,577
Interest and other income								2,019
Interest expense								(31,188)
General and administrative								(13,625)
Depreciation and amortization								(41,414)
Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								34,369
Gain on property dispositions								1,898
Income taxes								(356)
Equity in earnings of unconsolidated joint ventures								827
Discontinued operations								4,943
Net income								$41,681

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$45,475	$21,388	$18,335	$28,856	$53,107	$7,214	$1,081	$175,456
Rental property expenses and real estate taxes	14,528	4,752	6,889	10,001	18,010	1,680	236	56,096
Property level operating income	$30,947	$16,636	$11,446	$18,855	$35,097	$5,534	$845	119,360
Interest and other income								2,400
Interest expense								(32,410)
General and administrative								(12,608)
Depreciation and amortization								(39,996)
Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								36,746
Gain on property dispositions								691
Income taxes								(475)
Equity in earnings of unconsolidated joint ventures								385
Discontinued operations								3,659
Net income								$41,006

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$130,766	$67,829	$52,630	$89,186	$159,088	$21,146	$3,321	$523,966
Rental property expenses and real estate taxes	44,400	15,489	19,520	31,293	49,140	4,105	594	164,541
Property level operating income	$86,366	$52,340	$33,110	$57,893	$109,948	$17,041	$2,727	359,425
Interest and other income								7,011
Interest expense								(96,354)
General and administrative								(42,848)
Depreciation and amortization								(123,840)
Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								103,394
Gain on property dispositions								3,361
Income taxes								(969)
Equity in earnings of unconsolidated joint ventures								2,470
Discontinued operations								61,209
Net income								$169,465

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	NORTHEAST
	SOUTHEASTERN PA	LEHIGH/ CENTRAL PA	NORTHEAST - OTHER	CENTRAL	SOUTH	METRO	UNITED KINGDOM	TOTAL
Operating revenue	$135,523	$61,510	$55,295	$86,047	$158,316	$21,442	$3,126	$521,259
Rental property expenses and real estate taxes	44,056	14,100	20,307	30,236	51,936	4,584	687	165,906
Property level operating income	$91,467	$47,410	$34,988	$55,811	$106,380	$16,858	$2,439	355,353
Interest and other income								7,748
Interest expense								(103,922)
General and administrative								(40,023)
Depreciation and amortization								(119,091)
Income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and discontinued operations								100,065
Gain on property dispositions								3,701
Income taxes								(1,430)
Equity in earnings of unconsolidated joint ventures								1,562
Discontinued operations								12,944
Net income								$116,842

Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2011 were $70.6 million and $340.2 million, respectively, as compared to $3.2 million and $17.5 million, respectively, for the same periods in 2010.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$1,941	$14,206	$22,652	$43,128
Operating expenses	(467)	(4,953)	(8,471)	(15,679)
Interest expense	(338)	(2,564)	(3,544)	(8,868)
Depreciation and amortization	(288)	(3,251)	(4,150)	(11,128)
Income before property dispositions	$848	$3,438	$6,487	$7,453

Three properties totaling 484,000 square feet in the Company’s South reportable segment were considered to be held for sale as of September 30, 2011.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended September 30, 2011, the Company recognized no impairments. During the nine months ended September 30, 2011, the Company recognized $4.7 million in impairment charges related to properties in the Central reportable segment that were sold. These impairments are included in discontinued operations in the Company’s consolidated statements of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established by the FASB in Topic 820, “Fair Value Measurements and Disclosures”) to be generated by the property to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at September 30, 2011. During the three and nine months ended September 30, 2010, the Company recognized impairment charges of $782,000 and $1.2 million, respectively. For the three months ended September 30, 2010, $443,000 in impairment related to a property in the Central reportable segment, $201,000 related to a property in the South reportable segment and $138,000 related to a portfolio of properties in the Metro reportable segment. For the nine months ended September 30, 2010, $443,000 in impairment related to a property in the Central reportable segment, $201,000 related to a property in the South reportable segment and $538,000 related to a portfolio of properties in the Metro reportable segment.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding as of September 30, 2011 have the same economic characteristics as common shares of the Trust. The 3,808,746 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,808,746 outstanding common units based on the closing price of the common shares of the Company at September 30, 2011 was $110.9 million.
Preferred units
The Trust has outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Preferred Units”):

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE	REDEEMABLE AS OF	EXCHANGEABLE AFTER
	(in 000’s)
Series B	$95,000	3,800	$25	7.45%	8/31/2009	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust
Series E	$20,000	400	$50	7.00%	6/16/2010	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
Series F	$50,000	1,000	$50	6.65%	6/30/2010	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
Series G	$27,000	540	$50	6.70%	12/15/2011	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust
Series H	$100,000	4,000	$25	7.40%	8/21/2012	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust

The Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.

Note 9: Limited Partners' Equity of the Operating Partnership

Common units
General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of September 30, 2011 have the same economic characteristics as common shares of the Trust. The 3,808,746 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,808,746 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,808,746 outstanding common units at September 30, 2011 based on the closing price of the common shares of the Company at September 30, 2011 was $110.9 million.

Preferred units
The following are the cumulative redeemable preferred units of the Operating Partnership (the “Preferred Units”):

			Liquidation	Dividend	Redeemable
Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
	(in 000's)

Series B	$95,000	3,800	$25	7.45%	8/31/2009	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust
Series E	$20,000	400	$50	7.00%	6/16/2010	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
Series F	$50,000	1,000	$50	6.65%	6/30/2010	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
Series G	$27,000	540	$50	6.70%	12/15/2011	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust
Series H	$100,000	4,000	$25	7.40%	8/21/2012	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust

The Preferred Units are callable at the Operating Partnership's option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.

Note 10: Indebtedness

Senior Notes
In March 2011, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $246.5 million principal value of 7.25% senior notes.

Note 11: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2011 and December 31, 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was greater than the aggregate carrying value by approximately $77.7 million and $189.0 million at September 30, 2011 and December 31, 2010, respectively. The fair value of the Company’s long-term debt is estimated using actual trading prices (where available) and using discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities where actual trading prices are not available.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.
Note 12: Commitments and Contingencies
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of September 30, 2011, were as follows (in thousands):

Year	Amount
2011	$40
2012	160
2013	163
2014	158
2015	153
2016 though 2070	5,440
Total	$6,114

Operating ground lease expense during the three and nine months ended September 30, 2011 was $6,000 and $240,000, respectively, as compared to $170,000 and $558,000, respectively, for the same periods in 2010.
Legal Matters

From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of September 30, 2011 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $1.4 million. The Company has other miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $567,000.
The Company has letter of credit obligations of $934,000 related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
The Company has initiated the development of seven buildings. These buildings are expected to contain a total of 1.5 million square feet of leasable space and represent an anticipated aggregate investment of $171.5 million. At September 30, 2011, Development in Progress equalled $41.9 million.
The Company is obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $43.6 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 13: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2011 and 2010 (amounts in thousands):

	2011	2010
Write-off of fully depreciated/amortized property and deferred costs	$12,364	$31,610
Write-off of depreciated property and deferred costs due to sale	$107,456	$—

Note 14: Subsequent Events

Subsequent to September 30, 2011, the Company replaced its existing $500 million credit facility which was due November 2013 with a new credit facility. The new facility is for $500 million. It matures in November 2015 and has a one year extension option. Based upon the Company's current credit ratings, borrowings under the new facility currently bear interest at LIBOR plus 107.5 basis points.

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
As of September 30, 2011, the Company owned and operated 325 industrial and 264 office properties (the “Wholly Owned Properties in Operation”) totaling 64.1 million square feet. In addition, as of September 30, 2011, the Company owned seven properties under development, which when completed are expected to comprise 1.5 million square feet (the “Wholly Owned Properties under Development”) and 1,376 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2011, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 622 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s strategy with respect to product and market selection is expected generally to favor metro-office, multi-tenant industrial and industrial-flex properties and markets with strong demographic and economic fundamentals.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. The economic disruption that commenced in 2008 continues to adversely impact the Company’s business. Although we have seen some improvement in the general economy, the economy as it impacts our business has not returned to pre-recession levels. Rental demand for the Properties in Operation remained relatively flat for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. During the three months ended September 30, 2011, the Company successfully leased 4.5 million square feet and attained occupancy of 90.3% for the Wholly Owned Properties in Operation and 88.3% for the JV Properties in Operation for a combined occupancy of 89.9% for the Properties in Operation as of that date. The current level of rental demand for properties was reflected in a decline during the three months ended September 30, 2011 of straight line rents on renewal and replacement leases of 8.6%. At December 31, 2010, occupancy for the Wholly Owned Properties in Operation was 89.9% and for the JV Properties in Operation was 83.0% for a combined occupancy for the Properties in Operation of 88.7%.
Consistent with this strategy, during 2011 the Company has been an active seller of suburban office properties and it has acquired or commenced development of industrial and metro-office properties. The foregoing activity is anticipated to result in a decline in net cash provided by operating activities until the acquisition properties are fully leased and the development properties are completed and the tenants begin lease payments. As a result, the Company anticipates that for 2012 the net cash provided by operating activities less recurring capital expenditures and leasing transaction costs will be less than dividend distributions. The Company will continue to evaluate this situation and its dividend distribution policy.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended September 30, 2011, the Company acquired eight properties for a Total Investment of $104.4 million. These properties, which contain 1.9 million square feet of leasable space, were 55.0% leased as of September 30, 2011. During the nine months ended September 30, 2011, the Company acquired ten properties for a Total Investment of $145.5 million. These properties, which contain 2.6 million square feet of leasable space, were 46.9% leased as of September 30, 2011. For 2011, the Company anticipates that wholly owned property acquisitions will range from $100 million to $200 million and believes that certain of its acquired properties will be either vacant or underleased.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended September 30, 2011, the Company realized proceeds of $74.6 million from the sale of seven operating properties representing 654,000 square feet and 21 acres of land. During the nine months ended September 30, 2011, the Company realized proceeds of $344.3 million from the sale of 59 operating properties representing 3.7 million square feet. For 2011, the Company anticipates that wholly owned property dispositions will range from $300 million to $400 million.
Development
During the three months ended September 30, 2011, the Company did not bring any Wholly Owned Properties under Development into service and initiated $76.3 million in real estate development. During the nine months ended September 30, 2011 the Company did not bring any Wholly Owned Properties under Development into service and initiated $171.5 million in real estate development. As of September 30, 2011, the Company had seven Wholly Owned Properties under Development with a projected Total Investment of $171.5 million. The Company does not anticipate any development deliveries in 2011. The Company continues to pursue development opportunities. The Company anticipates during 2011 the development pipeline could aggregate to a Total Investment of as much as $300 million.
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
UNCONSOLIDATED JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into unconsolidated joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the nine months September 30, 2011, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2011.
Dispositions
During the three months ended September 30, 2011, none of the unconsolidated joint ventures in which the Company held an interest sold any properties. During the nine months ended September 30, 2011, an unconsolidated joint venture in which the Company holds a 25% interest realized proceeds of $8.4 million from the sale of one property, which contained 231,000 square feet of leaseable space. In addition, an unconsolidated joint venture in which the Company holds a 20% interest realized proceeds of $7.5 million during the nine months ended September 30, 2011from the sale of one property which contained 22,000 square feet of leaseable space. Also, an unconsolidated joint venture in which the Company holds a 50% interest realized proceeds of $9.6 million during the nine months ended September 30, 2011 from the sale of five acres of land. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will dispose of any additional properties in 2011.
Development
During the nine months ended September 30, 2011, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of September 30, 2011, the Company has no unconsolidated joint venture properties under development. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service or begin any development activities in 2011.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of September 30, 2011 and 2010 was as follows (square feet in thousands):

	Net Rent Per Square Foot		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.38	$4.40	34,007	32,293	90.7%	91.0%
Industrial-Flex	$9.07	$9.20	9,973	11,234	89.0%	87.2%
Office	$14.30	$14.20	20,156	21,808	90.2%	90.5%
	$8.21	$8.48	64,136	65,335	90.3%	90.2%
JV Properties in Operation:
Industrial-Distribution	$3.74	$3.83	9,269	9,505	87.5%	81.1%
Industrial-Flex	$24.91	$23.17	171	171	81.9%	82.0%
Office	$24.07	$23.84	4,724	4,746	89.9%	88.3%
	$10.88	$11.01	14,164	14,422	88.3%	83.5%
Properties in Operation:
Industrial-Distribution	$4.25	$4.28	43,276	41,798	90.0%	88.8%
Industrial-Flex	$9.32	$9.40	10,144	11,405	88.9%	87.1%
Office	$16.15	$15.89	24,880	26,554	90.2%	90.1%
	$8.69	$8.91	78,300	79,757	89.9%	89.0%

Geographic segment data for the three and nine months ended September 30, 2011 and 2010 are included in Note 6 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the nine months ended September 30, 2011, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2011 with the results of operations of the Company for the three and nine months ended September 30, 2010. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2011 and 2010, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2011 to Three and Nine Months Ended September 30, 2010
Overview
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2011 increased to $4,996.6 million from $4,836.5 million for the three months ended September 30, 2010. This increase in operating real estate resulted in increases in operating expense reimbursement, rental property expense and depreciation and amortization expense. Despite the increase in operating real estate, rental revenue decreased due to a decrease in termination fees and real estate taxes decreased due to favorable tax reassessments on certain of the Company’s properties. For the nine months ended September 30, 2011, the Company’s average gross investment in operating real estate owned increased to $4,943.9 million from $4,773.1 million for the nine months ended September 30, 2010. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, and depreciation and amortization expense. Despite the increase in operating real estate, rental property expenses decreased due to the reduction of certain rental property expense items. Real estate taxes also decreased due to the favorable tax reassessments noted above.
Total operating revenue decreased to $175.2 million for the three months ended September 30, 2011 from $175.5 million for the three months ended September 30, 2010. The $0.3 million decrease was primarily due to a decrease in rental income. Total operating revenue increased to $524.0 million for the nine months ended September 30, 2011 from $521.3 million for the nine months ended September 30, 2010. The $2.7 million increase was primarily due to increased reimbursements for operating expenses and the increase in average gross investment in operating real estate. This increase was partially offset by a decrease in termination fees, which totaled $2.9 million for the nine months ended September 30, 2011 as compared to $4.3 million for the same period in 2010. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations. See “Other” below.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of property level operating income by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	THREE MONTHS ENDED		PERCENTAGE INCREASE (DECREASE)		NINE MONTHS ENDED		PERCENTAGE INCREASE (DECREASE)
	September 30,				September 30,
	2011	2010			2011	2010
Northeast
– Southeastern PA	$28,441	$30,947	(8.1%)	(1)	$86,366	$91,467	(5.6%)
– Lehigh/Central PA	17,391	16,636	4.5%		52,340	47,410	10.4%	(2)
– Other	10,639	11,446	(7.1%)		33,110	34,988	(5.4%)
Central	19,876	18,855	5.4%		57,893	55,811	3.7%
South	35,907	35,097	2.3%		109,948	106,380	3.4%
Metro	5,321	5,534	(3.8%)		17,041	16,858	1.1%
United Kingdom	1,002	845	18.6%		2,727	2,439	11.8%
Total property level operating income	$118,577	$119,360	(0.7%)		$359,425	$355,353	1.1%

(1)	The change was primarily due to a decrease in occupancy.

(2)	The change was primarily due to increases in occupancy, rental rates, and average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $115.3 million for the three months ended September 30, 2011 from $116.5 million for the three months ended September 30, 2010, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $113.8 million for the three months ended September 30, 2011 from $113.0 million for the three months ended September 30, 2010 on a cash basis. This decrease of 1.0% on a straight line basis was primarily due to decreases in rental revenue on renewal and replacement leases. The increase of 0.7% on a cash basis was primarily due to contractual rental rate increases on existing leases.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $349.3 million for the nine months ended September 30, 2011 from $346.7 million for the nine months ended September 30, 2010, on a straight line basis, and increased to $345.5 million for the nine months ended September 30, 2011 from $336.0 million for the nine months ended September 30, 2010 on a cash basis. These increases of 0.7% and 2.8%, respectively, were primarily due to reductions in certain operating expense items and due to increases in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 571 properties totaling approximately 60.0 million square feet owned on January 1, 2010, excluding properties sold through September 30, 2011.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2011 and 2010. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Same Store:
Rental revenue	$117,999	$119,556	$353,577	$355,944
Operating expenses:
Rental property expense	34,780	35,021	101,324	104,261
Real estate taxes	20,013	20,675	60,236	61,607
Operating expense recovery	(52,074)	(52,599)	(157,242)	(156,620)
Unrecovered operating expenses	2,719	3,097	4,318	9,248
Property level operating income	115,280	116,459	349,259	346,696
Less straight line rent	1,503	3,468	3,790	10,659
Cash basis property level operating income	$113,777	$112,991	$345,469	$336,037
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$113,777	$112,991	$345,469	$336,037
Straight line rent	1,503	3,468	3,790	10,659
Property level operating income	115,280	116,459	349,259	346,696
Property level operating income - properties purchased or developed subsequent to January 1, 2010	2,474	1,999	8,127	5,368
Less: Property level operating income – properties held for sale at September 30, 2011	(247)	(331)	(910)	(991)
Termination fees	1,070	1,233	2,949	4,280
General and administrative expense	(13,625)	(12,608)	(42,848)	(40,023)
Depreciation and amortization expense	(41,414)	(39,996)	(123,840)	(119,091)
Other income (expense)	(29,169)	(30,010)	(89,343)	(96,174)
Gain on property dispositions	1,898	691	3,361	3,701
Income taxes	(356)	(475)	(969)	(1,430)
Equity in earnings of unconsolidated joint ventures	827	385	2,470	1,562
Discontinued operations (1)	4,943	3,659	61,209	12,944
Net income	$41,681	$41,006	$169,465	$116,842

(1)
Includes Termination Fees of $0 and $29,000 for the three and nine months ended September 30, 2011, respectively, and $752,000 and $932,000 for the three and nine months ended September 30, 2010, respectively.

General and Administrative
General and administrative expenses increased to $13.6 million for the three months ended September 30, 2011 compared to $12.6 million for the three months ended September 30, 2010 and increased to $42.8 million for the nine months ended September 30, 2011 compared to $40.0 million for the nine months ended September 30, 2010. These increases for the three-month and nine-month periods were primarily due to increases in personnel costs and increases in acquisition-related expenses.
Depreciation and Amortization
Depreciation and amortization increased to $41.4 million for the three months ended September 30, 2011 from $40.0 million for the three months ended September 30, 2010 and increased to $123.8 million for the nine months ended September 30, 2011 from $119.1 million for the nine months ended September 30, 2010. These increases were primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense decreased to $31.2 million for the three months ended September 30, 2011 from $32.4 million for the three months ended September 30, 2010. The decrease was primarily due to the decrease in the average debt outstanding to $2,102.1 million for the three months ended September 30, 2011 from $2,303.2 million for the three months ended September 30, 2010 as well as a decrease in the weighted average interest rate to 5.8% for the three months ended September 30, 2011 from 6.1% for the three months ended September 30, 2010. The decrease was also partially due to an increase in interest capitalized during the three months ended September 30, 2011 due to an increase in development activity. Interest expense decreased to $96.4 million for the nine months ended September 30, 2011 from $103.9 million for the nine months ended September 30, 2010. This decrease was primarily related to the decrease in the average debt outstanding to $2,213.0 million for the nine months ended September 30, 2010 from $2,353.5 million for the nine months ended September 30, 2010 as well as a decrease in the weighted average interest rate to 5.8% for the nine months ended September 30, 2011 from 6.2% for the nine months ended September 30, 2010. The decrease was also partially due to an increase in interest capitalized during the nine months ended September 30, 2011 due to an increase in development activity.
Interest expense allocated to discontinued operations for the three months ended September 30, 2011 and 2010 was $338,000 and $2.6 million, respectively, and for the nine months ended September 30, 2011 and 2010 was $3.5 million and $8.9 million, respectively. These decreases were due to the level of dispositions in 2011 and 2010.
Other
Gain on property dispositions increased to $1.9 million for the three months ended September 30, 2011 from $691,000 for the three months ended September 30, 2010 and decreased to $3.4 million for the nine months ended September 30, 2011 from $3.7 million for the nine months ended September 30, 2010.
Income from discontinued operations increased to $4.9 million for the three months ended September 30, 2011 from $3.7 million for the three months ended September 30, 2010 and increased to $61.2 million for the nine months ended September 30, 2011 from $12.9 million for the nine months ended September 30, 2010. The increase for the three month periods was due to an increase in gains recognized on sales which were $4.1 million for the three months ended September 30, 2011 and $221,000 for the three months ended September 30, 2010. This increase for the nine month periods was due to an increase in gains recognized on sales which were $54.7 million for the nine months ended September 30, 2011 compared to $5.5 million for the nine months ended September 30, 2010.
As a result of the foregoing, the Company’s net income increased to $41.7 million for the three months ended September 30, 2011 from $41.0 million for the three months ended September 30, 2010 and increased to $169.5 million for the nine months ended September 30, 2011 from $116.8 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources
Overview
The Company has increased its expected investment in development properties for 2011 and anticipates that it will need approximately $100 million to $150 million to fund this activity. The Company’s remaining 2011 debt maturities total approximately $1.4 million. The Company anticipates that it will invest $100 million to $200 million in acquisitions in 2011. The Company expects to realize approximately $300 million to $400 million in proceeds from asset sales in 2011. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of September 30, 2011, the Company had cash and cash equivalents of $90.8 million, including $66.4 million in restricted cash.
Net cash flow provided by operating activities increased to $238.4 million for the nine months ended September 30, 2011 from $219.5 million for the nine months ended September 30, 2010. This $18.9 million increase was primarily due to the increase in restricted cash. Restricted cash increased in 2011 due to the sale of land parcels in the United Kingdom subject to distribution determinations. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash provided by investing activities was $104.1 million for the nine months ended September 30, 2011 compared to net cash used in investing activities of $78.7 million for the nine months ended September 30, 2010. This $182.8 million change primarily resulted from an increase in proceeds from dispositions partially offset by an increase in cash used for acquisitions.

Net cash used in financing activities was $426.5 million for the nine months ended September 30, 2011 compared to $265.0 million for the nine months ended September 30, 2010. This $161.5 million change was primarily due to the net changes in the Company’s debt during the respective periods which is reflective of the disposition and acquisition activity described above. In addition, during 2010 the Company issued senior notes of $350.0 million and repaid senior notes and mortgages of $306.1 million. There have been no senior note offerings in 2011 and repayments of unsecured notes and mortgage loans were $274.9 million. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the nine months ended September 30, 2011, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at September 30, 2011 was LIBOR plus 230 basis points. Subsequent to September 30, 2011, the Company replaced its existing $500 million credit facility which was due November 2013 with a new credit facility. The new facility is for $500 million. It matures in November 2015 and has a one year extension option. Based upon the Company's current credit ratings, borrowings under the new facility bear interest at LIBOR plus 107.5 basis points.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At September 30, 2011, the Company had not drawn any of a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2011, the Company’s debt to gross assets ratio was 35.0% and for the nine months ended September 30, 2011, the fixed charge coverage ratio was 3.1x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2011, $292.3 million in mortgage loans and $1,792.6 million in unsecured notes were outstanding with a weighted average interest rate of 5.85%. The interest rates on $2,068.9 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.0 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of September 30, 2011 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2011	$1,448	$—	$—	$—	$1,448	6.28%
2012	4,934	30,116	230,100	—	265,150	6.47%
2013	4,582	4,510	—	—	9,092	5.73%
2014	4,965	2,684	200,000	—	207,649	5.66%
2015	4,511	44,469	316,000	—	364,980	5.17%
2016	3,068	182,318	300,000	—	485,386	6.10%
2017	2,318	2,349	296,543	—	301,210	6.61%
2018	—	—	100,000	—	100,000	7.50%
2019	—	—	—	—	—	—
2020	—	—	350,000	—	350,000	4.75%
	$25,826	$266,446	$1,792,643	$—	$2,084,915	5.85%

General
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.

Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from operating property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.

Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Reconciliation of net income to FFO - basic:
Net Income available to common shareholders	$35,320	$34,644	$149,207	$97,640
Basic - Income available to common shareholders	35,320	34,644	149,207	97,640
Basic - income available to common shareholders per weighted average share	$0.31	$0.31	$1.30	$0.87
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,585	3,799	10,903	11,253
Depreciation and amortization	41,147	42,523	126,312	128,243
Gain on property dispositions	(4,048)	(626)	(59,762)	(6,036)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,297)	(1,531)	(2,516)	(4,485)
Funds from operations available to common shareholders – basic	$74,707	$78,809	$224,144	$226,615
Basic Funds from operations available to common shareholders per weighted average share	$0.65	$0.70	$1.96	$2.01
Reconciliation of net income to FFO - diluted:
Net Income available to common shareholders	$35,320	$34,644	$149,207	$97,640
Diluted - income available to common shareholders	35,320	34,644	149,207	97,640
Diluted - income available to common shareholders per weighted average share	$0.31	$0.30	$1.29	$0.86
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,585	3,799	10,903	11,253
Depreciation and amortization	41,147	42,523	126,312	128,243
Gain on property dispositions	(4,048)	(626)	(59,762)	(6,036)
Noncontrolling interest less preferred share distributions	1,161	1,198	5,010	3,396
Funds from operations available to common shareholders - diluted	$77,165	$81,538	$231,670	$234,496
Diluted Funds from operations available to common shareholders per weighted average share	$0.65	$0.69	$1.94	$2.00
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	115,014	113,077	114,547	112,708
Dilutive shares for long term compensation plans	766	696	782	680
Diluted shares for net income calculations	115,780	113,773	115,329	113,388
Weighted average common units	3,816	3,943	3,890	3,949
Diluted shares for Funds from operations calculations	119,596	117,716	119,219	117,337

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2011.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In July, 2011, an individual acquired a total of 93,319 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interests in Liberty Property Limited Partnership. This individual acquired these units of limited partnership interests in connection with their spouse's contribution to the Operating Partnership of certain assets in 1994. The exchange of common shares of beneficial interest for the units of limited partnership is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

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
________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 3, 2011
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 3, 2011
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	November 3, 2011
	William P. Hankowsky	Date
President and Chief Executive Officer

	/s/ GEORGE J. ALBURGER, JR.	November 3, 2011
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

______________________