Form 10-K
period 2011-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2012-02-24
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $3.7 billion, based upon the closing price of $32.58 on the New York Stock Exchange composite tape on June 30, 2011. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an "affiliate" for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 21, 2012: 116,558,234
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2012 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2011 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Trust”, mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the "Company”, “we”, “our” or “us” means the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.8% of the common equity of the Operating Partnership at December 31, 2011. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"). The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as "noncontrolling interest - operating partnership" in mezzanine equity and as a component of total equity as "noncontrolling interest - operating partnership."

The financial results of the Operating Partnership are consolidated into the financial statements of the Trust. The Trust has no significant assets other than its investment in the Operating Partnership. The Trust and the Operating Partnership are managed and operated as one entity. The Trust and the Operating Partnership have the same managers.

The Trust's sole business purpose is to act as the general partner of the Operating Partnership. Net proceeds from equity issuances by the Trust are contributed to the Operating Partnership in exchange for partnership units. The Trust itself does not issue any indebtedness, but guarantees certain of the unsecured debt of the Operating Partnership.

We believe combining the annual reports on Form 10-K of the Trust and the Operating Partnership into this single report results in the following benefits:

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

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements;

◦	Income per Common Share of the Trust and Income per Common Unit of the Operating Partnership;

◦	Other Comprehensive Income of the Trust and Other Comprehensive Income of the Operating Partnership; and

◦	Shareholders' Equity of the Trust and Owners' Equity of the Operating Partnership

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Trust and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that both the Trust and Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.

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

----------
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions and dispositions (including related pro forma financial information), future capital expenditures, financing sources and availability, litigation and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the recent credit crisis and economic disruption, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a real estate investment trust (“REIT”) and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation and the potential adverse impact of market interest rates on the market price for the Company's securities. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"), which was founded in 1972. As of December 31, 2011, the Company owned and operated 332 industrial and 265 office properties (the "Wholly Owned Properties in Operation") totaling 65.2 million square feet. In addition, as of December 31, 2011, the Company owned 10 properties under development, which when completed are expected to comprise 3.1 million square feet (the "Wholly Owned Properties under Development") and 1,456 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2011, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the "JV Properties in Operation" and, together with the Wholly Owned Properties in Operation, the "Properties in Operation") and 615 acres of developable land, substantially all of which is zoned for commercial use. We refer to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company's office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. In addition, the Company, directly or through joint ventures, owns urban office properties in Philadelphia and Washington, D.C. The Company's strategy with respect to product and market selection is expected generally to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. To the extent deemed consistent with the Company's strategy and under appropriate circumstances, the Company intends to reduce its ownership of suburban office properties, as it has done recently.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.8% of the common equity of the Operating Partnership at December 31, 2011. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the "Common Shares"). As of December 31, 2011, the Common Units held by the limited partners were exchangeable for 3.8 million Common Shares. The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as "noncontrolling interest - operating partnership" in mezzanine equity and as a component of total equity as "noncontrolling interest - operating partnership."
In addition to this Annual Report on Form 10-K, the Company files with or furnishes to the SEC periodic and current reports, proxy statements and other information. The Company makes these documents available on its website, www.libertyproperty.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Any document the Company files with or furnishes to the SEC is available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Further information about the public reference facilities is available by calling the SEC at (800) SEC-0330. These documents also may be accessed on the SEC's website, http://www.sec.gov.
Also posted on the Company's website is the Company's Code of Conduct, which applies to all of its employees and also serves as a code of ethics for its chief executive officer, chief financial officer and persons performing similar functions. The Company will send the Code of Conduct, free of charge, to anyone who requests a copy in writing from its Investor Relations Department at the address set forth on the cover of this filing. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to or waivers of the Code of Conduct by posting the required information in the Corporate Governance section of its website.
Management and Employees
The Company's 443 employees (as of February 21, 2012) operate under the direction of 19 senior executives, who have been affiliated with the Company and the Predecessor for an average of 19.9 years. The Company and the Predecessor have developed and managed commercial real estate for the past 39 years. The Company maintains an in-house leasing and property management staff which the Company believes enables it to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities.
Segments and Markets
At December 31, 2011, the Company's reportable segments were based on the Company's method of internal reporting and are as follows:

REGIONS	MARKETS

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Chicago/Milwaukee; Houston; Arizona
South	Richmond; Virginia Beach; Carolinas; Jacksonville; Orlando; South Florida; Tampa
Metro	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands
Business Objective and Strategies for Growth
The Company's business objective is to maximize long-term profitability for its shareholders by being a leader in commercial real estate through the ownership, management, development and acquisition of superior industrial and office properties. The Company intends to achieve this objective through offering industrial and/or office properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive tenant experience. The Company seeks to be an industry leader in sustainable development and to operate an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a high quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and industrial-flex; and office properties, including single-story office and multi-story office). The Company's strategy with respect to product and market selection is expected generally to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. However, consistent with the Company's strategy and market opportunities, the Company may pursue industrial and office products other than those noted above.
Markets
The Company operates primarily in the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company's goal is to operate in each of its markets with an appropriate product mix of industrial and office properties. In some markets it may offer only one of its product types. Generally, the Company seeks to have a presence in each market sufficient for the Company to compete effectively in that market. The Company's efforts emphasize efficiencies of scale through asset aggregation and controlled environments. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of current and new markets and market conditions.
Organizational Plan
The Company seeks to maintain a management organization that facilitates efficient execution of the Company's strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly effective real estate company through recruiting, training and retaining capable people. The structure is designed to support a local office entrepreneurial platform operating within a value-added corporate structure. The Company seeks to provide management and all employees with technology tools to enhance competitive advantage and more effectively execute on strategic and operational goals.
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
Energy Efficiency Initiatives
The Company is committed to improving the energy efficiency of the existing buildings in its portfolio. The Company is pursuing a strategic initiative focused on improving the energy efficiency of the Properties in Operation. In connection with this initiative the Company has: (1) conducted level one energy audits on over 200 buildings; (2) benchmarked over 100 buildings with the Energy Star Portfolio Manager; (3) achieved Energy Star Certification for over 70 Properties in Operation; and (4) installed energy monitoring systems in over 100 buildings. These steps are estimated to have saved substantial energy costs during 2011.
Additionally, the Company has been an active participant in the U.S. Green Building Council's Leadership in Energy and Environmental Design ("LEED") program. The LEED program, which was created to recognize environmental leadership in the building industry, establishes a national standard for developing high-performance, sustainable buildings. The Company has over 10 million square feet of LEED projects completed or under construction. The Company believes that green building techniques can result in positive environmental results and significant economic returns to tenants in terms of savings in operating costs and improved employee performance.
The Company's efforts in this area are ongoing. The Company intends to continue to explore methods of enhancing the performance of the buildings in its existing portfolio.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.
Wholly Owned Properties
Development
The Company pursues attractive development opportunities, focusing primarily on high-quality industrial and office properties within its existing markets. When the Company's marketing efforts identify opportunities, the Company will consider pursuing opportunities outside of the Company's established markets. The Company and its Predecessor have developed over 63 million square feet of commercial real estate during the past 39 years. The Company's development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2011, the Company did not complete any development projects.

As of December 31, 2011, the Company had 10 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 3.1 million square feet and are expected to represent a Total Investment of $288.7 million, of which $88.8 million has been completed as of December 31, 2011. These Wholly Owned Properties under Development were 20.2% pre-leased as of December 31, 2011. The scheduled deliveries of the 3.1 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	SQUARE FEET				PERCENT LEASED	TOTAL
SCHEDULED IN-SERVICE DATE	IND-DIST.	IND-FLEX	OFFICE	TOTAL	DECEMBER 31, 2011	INVESTMENT
3rd Quarter, 2012	156	—	—	156	100.0%	$8,412
4th Quarter, 2012	—	103	56	159	58.2%	30,415
1st Quarter, 2013	128	84	205	417	51.9%	96,730
3rd Quarter, 2013	2,172	—	153	2,325	6.6%	153,121
TOTAL	2,456	187	414	3,057	20.2%	$288,678

The "Total Investment" for a Property is defined as the Property's purchase price plus closing costs (in the case of acquisitions - if vacant) and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2011, the Company owned 1,456 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, approximately 14.6 million square feet of property. The Company's investment in land held for development as of December 31, 2011 was $219.4 million.
Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 35 acres of land located at the Navy Yard in Philadelphia. The Company estimates that these 35 acres would support, as and when developed, approximately 775,000 square feet of property.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent for 2.0 million square feet of commercial space and 2,885 homes, of which approximately 825,000 square feet of commercial space and 2,472 homes have been completed as of December 31, 2011.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties that the Company believes will create shareholder value over the long-term.
During the year ended December 31, 2011, the Company acquired 21 properties comprising 4.2 million square feet for an aggregate purchase price of $249.5 million.
The Company disposes of properties and land held for development that no longer fit within the Company's strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2011, the Company sold 62 operating properties containing an aggregate of 4.2 million square feet, and 61 acres of land, for aggregate proceeds of $371.6 million.
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
As of December 31, 2011, the Company had investments in and advances to unconsolidated joint ventures totaling $174.7 million (see Note 8 to the Company's Consolidated Financial Statements).

Development
During the year ended December 31, 2011, none of the unconsolidated joint ventures in which the Company held an interest completed any development projects.
As of December 31, 2011, the Company had no joint venture properties under development.
As of December 31, 2011, unconsolidated joint ventures in which the Company held an interest owned 615 acres of land held for development and had a leasehold interest in an additional 71 acres of land. Substantially all of the land held for development and the land related to the leasehold interest is zoned for commercial use. Substantially all of the land held for development and the land related to the leasehold interest is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings and leasehold interest would support, as and when developed, approximately 7.4 million square feet of property.
Acquisitions/Dispositions
During the year ended December 31, 2011, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
During the year ended December 31, 2011, a joint venture in which the Company holds a 25% interest sold one property, which contained 231,000 square feet of leaseable space, for proceeds of $8.4 million. In addition, a joint venture in which the Company holds a 20% interest sold one building, which contained 22,000 square feet of leaseable space, for proceeds of $7.5 million. Also, a joint venture in which the Company holds a 50% interest sold five acres of land for proceeds of $9.6 million.

ITEM 1A. RISK FACTORS
The Company's results of operations and the ability to make distributions to our shareholders and service our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as "we," "us" or "our" in the following risk factors.) This section contains some forward looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
Risks Related to Our Business
Weakness in the general economy continues to adversely affect our business and financial condition.
The Company's business is subject to the risks in this section. Current economic conditions have increased the probability the Company will experience these risks. Continuing weakness in the general economy has negatively impacted the Company's business practices by reducing demand for our properties. This lack of demand has reduced our ability to achieve increases in rents as the spaces are leased. Although some signs of economic recovery have been noted, the economy as it impacts our business has not returned to pre-recession levels.
The ongoing weakness in the general economy has affected some of our existing tenants, and could have an adverse impact on our ability to collect rent or renew leases with these tenants, resulting in a negative effect on our cash flow from operations.
The ongoing weakness in the general economy has had an adverse effect on many companies in numerous industries. We have tenants in these and other industries which may be experiencing these adverse effects. Should any of our tenants experience a downturn in its business that weakens its financial condition, delays lease commencement or causes it to fail to make rental payments when due, become insolvent or declare bankruptcy, the result could be a termination of the tenant's lease and material losses to us. Our cash flow from operations and our ability to make expected distributions to our shareholders and service our indebtedness could, in such a case, be adversely affected.
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
If a tenant is unable to pay rent due to us, we may be forced to evict such tenants, or engage in other remedies, which may be expensive and time consuming and may adversely affect our net income, shareholders' equity and cash distributions to shareholders.
At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant's lease and material losses to our Company.
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
We intend to continue to develop properties when warranted by market conditions. Current market conditions for development, although showing signs of recovery, have not normalized and consequently we expect growth in operating income from development to be below pre-recession levels.
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

▪	we may expend funds on and devote management's time to projects that we do not complete

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
In addition to the capital market constraints previously noted, our ability to access the public debt and equity markets depends on a variety of factors, including:

▪	general economic conditions affecting these markets

▪	our own financial structure and performance

▪	the market's opinion of REITs in general

▪	the market's opinion of REITs that own properties similar to ours
We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $500 million credit facility and $1.8 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, as does $7.1 million in outstanding mortgage indebtedness at December 31, 2011, which means that a default on one obligation may constitute a default on other obligations.
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
Real estate generally cannot be sold quickly. We may not be able to dispose of our Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code of 1986, as amended (the "Code"), limit a REIT's ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting our ability to meet our obligations to the holders of other securities.
We may experience economic harm if any damage to our Properties is not covered by insurance.
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2012. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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
While we test indoor air quality on a regular basis and have an ongoing maintenance program in place to address this aspect of property operations, inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our Properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the Property's tenants or require rehabilitation of the affected Property.
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
All of our Properties are required to comply with the Americans with Disabilities Act ("ADA"). The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. Expenditures related to complying with the provisions of the ADA could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our Properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to shareholders.
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
Our charter contains an ownership limit on shares. To qualify as a REIT, five or fewer individuals cannot own, directly or indirectly, more than 50% in value of the outstanding shares of beneficial interest. To this end, our Declaration of Trust, among other things, generally prohibits any holder of the Trust's shares from owning more than 5% of the Trust's outstanding shares of beneficial interest, unless that holder gets the consent from our Board of Trustees. This limitation could prevent the acquisition of control of the Company by a third party without the consent from our Board of Trustees.
We can issue preferred shares. Our Declaration of Trust authorizes our Board of Trustees to establish the preferences and rights of any shares issued. The issuance of preferred shares could have the effect of delaying, making more difficult or preventing a change of control of the Company, even if a change in control were in the shareholder's interest.
There are limitations on acquisition of and changes in control pursuant to, and fiduciary protections of The Board under Maryland law. The Maryland General Corporation Law ("MGCL") contains provisions which are applicable to the Trust as if the Trust were a corporation. Among these provisions is a section, referred to as the "control share acquisition statute," which eliminates the voting rights of shares acquired in quantities so as to constitute "control shares," as defined under the MGCL. The MGCL also contains provisions applicable to us that are referred to as the "business combination statute," which would generally limit business combinations between the Company and any 10% owners of the Trust's shares or any affiliate thereof. Further, Maryland law provides broad discretion to the Board with respect to its fiduciary duties in considering a change in control of our Company, including that the Board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by the Board. Finally, the "unsolicited takeovers" provisions of the MGCL permit the Board, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or By-Laws, to implement takeover defenses that our Company does not yet have, including permitting only the Board to fix the size of the Board and permitting only the Board to fill a vacancy on the Board. All of these provisions may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of the Company under circumstances that otherwise could provide the holders of Common Shares with the opportunity to realize a premium over the then current market price.
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
Except with respect to several covenants limiting the incurrence of indebtedness and a covenant requiring the Operating Partnership to maintain a certain unencumbered total asset value, our indentures do not contain any additional provisions that would protect holders of the Operating Partnership's debt securities in the event of (i) a highly leveraged transaction involving the Operating Partnership, (ii) a change of control or (iii) certain reorganizations, restructurings, mergers or similar transactions involving the Operating Partnership or the Trust.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2011, consisted of 332 industrial and 265 office properties. Single tenants occupy 178 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 419 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2011, the industrial Wholly Owned Properties in Operation were 92.8% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 135,000 square feet. As of December 31, 2011, the office Wholly Owned Properties in Operation were 89.8% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 77,000 square feet.
The JV Properties in Operation, as of December 31, 2011, consisted of 47 industrial and 49 office properties. Single tenants occupy 38 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 58 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2011, the industrial JV Properties in Operation were 88.2% leased. The average building size for the industrial JV Properties in Operation was approximately 201,000 square feet. As of December 31, 2011, the office JV Properties in Operation were 89.7% leased. The average building size for the office JV Properties in Operation was approximately 96,000 square feet.
As of December 31, 2011, the industrial Properties in Operation were 92.0% leased. The average building size for the industrial Properties in Operation was approximately 143,000 square feet. As of December 31, 2011, the office Properties in Operation were 89.8% leased. The average building size for the office Properties in Operation was approximately 80,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company's Properties in Operation as of December 31, 2011 (in thousands, except percentages).

	Type			Net Rent(1)	Square Feet	% Leased
Northeast - Southeastern PA	Industrial	-	Distribution	$4,237	597	88.0%
		-	Flex	15,714	1,662	88.0%
	Office			93,757	6,997	87.9%
	Total			113,708	9,256	87.9%
Northeast - Lehigh	Industrial	-	Distribution	68,383	15,621	98.4%
		-	Flex	3,792	483	98.0%
	Office			1,224	121	96.3%
	Total			73,399	16,225	98.4%
Northeast - Other	Industrial	-	Distribution	3,686	1,040	69.6%
		-	Flex	9,273	1,075	87.3%
	Office			30,803	2,420	88.9%
	Total			43,762	4,535	84.1%
Central	Industrial	-	Distribution	23,752	6,103	92.7%
		-	Flex	20,350	2,714	87.1%
	Office			41,202	3,439	88.4%
	Total			85,304	12,256	90.3%
South	Industrial	-	Distribution	40,547	11,172	90.3%
		-	Flex	29,444	3,941	90.9%
	Office			79,127	6,262	91.7%
	Total			149,118	21,375	90.8%
Metro	Industrial	-	Distribution	3,569	346	100.0%
		-	Flex	1,852	101	100.0%
	Office			18,073	974	97.5%
	Total			23,494	1,421	98.3%
United Kingdom	Industrial	-	Distribution	—	—	—
		-	Flex	1,223	44	100.0%
	Office			2,692	90	96.7%
	Total			3,915	134	97.7%
TOTAL	Industrial	-	Distribution	144,174	34,879	93.8%
		-	Flex	81,648	10,020	89.5%
	Office			266,878	20,303	89.8%
	Total			$492,700	65,202	91.9%

Joint Ventures (2)	Industrial	-	Distribution	$30,653	9,269	88.3%
		-	Flex	3,792	171	82.0%
	Office			101,666	4,724	89.7%
	Total			$136,111	14,164	88.7%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant's square feet leased at December 31, 2011 for tenants in occupancy. Average annual rent per square foot for the Wholly Owned Properties in Operation is $8.22 and for the Joint Venture Properties in Operation it is $10.83. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes.

(2)	Joint Ventures represent the 96 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring number of tenants, square feet and annual rent by year for the Properties in Operation as of December 31, 2011 are as follows (in thousands except number of tenants and % of annual rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual Rent	% of Annual Rent

Wholly Owned Properties in Operation:
2012	62	3,948	$15,574	9.4%	124	1,459	$13,065	14.6%	258	2,035	$27,550	9.2%	444	7,442	$56,189	10.2%
2013	55	4,352	19,027	11.7%	113	1,792	16,531	18.4%	231	2,197	35,610	11.9%	399	8,341	71,168	12.9%
2014	57	4,428	20,265	12.4%	95	1,111	10,478	11.7%	189	2,914	44,661	14.9%	341	8,453	75,404	13.6%
2015	43	5,283	23,169	14.2%	75	1,096	10,856	12.1%	162	2,513	35,496	11.8%	280	8,892	69,521	12.6%
2016	44	3,732	16,992	10.4%	62	1,068	10,746	12.0%	121	2,014	34,494	11.5%	227	6,814	62,232	11.3%
2017	32	2,721	14,123	8.7%	40	943	9,650	10.8%	76	1,466	25,116	8.4%	148	5,130	48,889	8.8%
2018	23	2,202	13,188	8.1%	20	567	5,231	5.8%	41	1,273	22,647	7.5%	84	4,042	41,066	7.4%
2019	13	1,557	8,915	5.5%	6	277	3,458	3.8%	40	1,866	36,052	12.0%	59	3,700	48,425	8.8%
2020	14	2,743	16,926	10.4%	9	338	4,623	5.2%	29	979	18,982	6.3%	52	4,060	40,531	7.3%
2021	3	89	448	0.3%	5	120	1,474	1.6%	15	294	4,917	1.6%	23	503	6,839	1.2%
Thereafter	10	1,654	14,505	8.9%	8	194	3,634	4.0%	20	685	14,566	4.9%	38	2,533	32,705	5.9%
Total	356	32,709	$163,132	100.0%	557	8,965	$89,746	100.0%	1,182	18,236	$300,091	100.0%	2,095	59,910	$552,969	100.0%

Joint Venture Properties in Operation:
2012	8	354	$1,317	3.6%	4	53	$1,391	36.7%	41	316	$8,525	6.8%	53	723	$11,233	6.8%
2013	10	1,258	4,558	12.3%	—	—	—	—%	24	282	6,164	4.9%	34	1,540	10,722	6.5%
2014	9	1,234	5,679	15.3%	2	25	701	18.5%	31	468	11,843	9.5%	42	1,727	18,223	11.0%
2015	7	633	2,988	8.1%	—	—	—	—%	22	218	4,787	3.8%	29	851	7,775	4.7%
2016	10	1,085	5,191	14.0%	1	36	991	26.1%	28	559	14,232	11.4%	39	1,680	20,414	12.3%
2017	9	1,197	5,227	14.1%	2	25	708	18.7%	12	247	5,874	4.7%	23	1,469	11,809	7.1%
2018	5	726	3,964	10.7%	—	—	—	—%	13	60	1,936	1.5%	18	786	5,900	3.5%
2019	2	681	3,725	10.1%	—	—	—	—%	21	255	7,375	5.9%	23	936	11,100	6.7%
2020	1	77	276	0.7%	—	—	—	—%	7	132	2,869	2.3%	8	209	3,145	1.9%
2021	2	522	2,280	6.1%	—	—	—	—%	12	248	6,869	5.5%	14	770	9,149	5.5%
Thereafter	3	419	1,857	5.0%	—	—	—	—%	17	1,455	54,715	43.7%	20	1,874	56,572	34.1%
Total	66	8,186	$37,062	100.0%	9	139	$3,791	100.0%	228	4,240	$125,189	100.0%	303	12,565	$166,042	100.0%

(1) Annual rent represents the contractual rent per square foot multiplied by the tenants' square feet leased on the date of lease expiration for the tenants in occupancy on December 31, 2011.

The table below highlights, for the Properties in Operation, the Company's top ten industrial tenants and top ten office tenants as of December 31, 2011. The table reflects, for the tenants in the JV Properties in Operation, the Company's ownership percentage of the respective joint venture.

Percentage of
Top 10 Industrial Tenants	Annual Rent
Kellogg USA, Inc.	1.5%
Amazon.com	1.2%
Home Depot U.S.A., Inc.	1.1%
Wakefern Food Corp.	1.0%
Flowers Foods, Inc.	0.9%
Ozburn Hessey Logistics, L.L.C.	0.8%
Uline, Inc.	0.7%
Federal Express Corporation	0.6%
The Dial Corporation	0.6%
DSC Logistics, Inc.	0.6%
9.0%

Percentage of
Top 10 Office Tenants	Annual Rent
The Vanguard Group, Inc.	3.9%
United Healthcare Services, Inc.	1.7%
GlaxoSmithKline	1.6%
Comcast Corporation	1.5%
GMAC Mortgage Corporation	1.4%
United States of America	1.4%
Fidelity National Information Services	1.4%
PNC Bank, National Association	1.2%
WellCare Health Plans, Inc.	1.0%
Sanofi-Aventis U.S., Inc.	0.9%
16.0%
ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material litigation as of December 31, 2011.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND RELATED ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares are traded on the New York Stock Exchange under the symbol "LRY." There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

	High	Low	Dividends Declared Per Common Share
2011
Fourth Quarter	$32.73	$27.49	$0.475
Third Quarter	35.42	26.16	0.475
Second Quarter	36.06	31.66	0.475
First Quarter	35.25	31.77	0.475
2010
Fourth Quarter	$34.82	$29.84	$0.475
Third Quarter	33.16	27.41	0.475
Second Quarter	35.05	28.85	0.475
First Quarter	34.96	28.75	0.475
As of February 21, 2012, the Common Shares were held by 1,033 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
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
The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2006 and ended December 31, 2011 with the cumulative total return on the Standard and Poor's 500 Stock Index ("S&P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Company's Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company's Common Shares on December 31, 2006, and assuming reinvestment of dividends in all cases.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007
Total operating revenue	$667,594	$657,001	$644,696	$628,849	$573,465
Income from continuing operations	$139,871	$130,002	$30,526	$123,947	$113,819
Net income	$210,710	$153,375	$78,992	$180,106	$190,310
Basic:
Income from continuing operations	$1.00	$0.93	$0.09	$1.05	$1.01
Income from discontinued operations	$0.60	$0.20	$0.43	$0.57	$0.80
Income per common share/unit	$1.60	$1.13	$0.52	$1.62	$1.81
Diluted:
Income from continuing operations	$1.00	$0.92	$0.09	$1.05	$1.00
Income from discontinued operations	$0.59	$0.20	$0.43	$0.57	$0.80
Income per common share/unit	$1.59	$1.12	$0.52	$1.62	$1.80
Dividends paid per common share	$1.900	$1.900	$1.900	$2.500	$2.485
Trust - weighted average number of shares outstanding - basic (1)	114,755	112,924	107,550	93,615	91,197
Trust - weighted average number of shares outstanding - diluted (2)	115,503	113,606	108,002	93,804	91,803
Operating Partnership - weighted average number of units outstanding - basic (1)	118,624	116,871	111,568	97,805	95,387
Operating Partnership - weighted average number of units outstanding - diluted (2)	119,372	117,553	112,020	97,994	95,993

Balance Sheet Data	DECEMBER 31,
(In thousands)	2011	2010	2009	2008	2007
Net real estate	$4,219,955	$3,969,929	$4,001,253	$4,023,311	$4,382,901
Total assets	$4,989,673	$5,064,799	$5,228,943	$5,217,035	$5,643,937
Total indebtedness	$2,222,862	$2,359,822	$2,456,875	$2,590,167	$3,021,129
Liberty Property Trust shareholders' equity	$2,103,594	$2,082,186	$2,122,295	$1,958,779	$1,837,025
Owners' Equity (Liberty Property Limited Partnership)	$2,459,756	$2,438,552	$2,483,169	$1,945,516	$1,800,969

Other Data	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Net cash provided by operating activities	$317,724	$292,264	$307,201	$272,709	$346,752
Net cash (used in) provided by investing activities	$(56,223)	$(103,461)	$(14,332)	$45,793	$(758,924)
Net cash (used in) provided by financing activities	$(351,513)	$(315,842)	$(74,033)	$(331,314)	$396,322
Funds from operations available to common shareholders (3)	$311,841	$312,138	$310,439	$316,986	$305,386
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	65,202	65,241	64,384	63,799	62,079
Total leaseable square footage of JV Properties in Operation at end of period (in thousands)	14,164	14,422	13,786	13,069	11,462
Wholly Owned Properties in Operation at end of period	597	637	639	654	649
JV Properties in Operation at end of period	96	98	96	95	91
Wholly Owned Properties in Operation percentage leased at end of period	92%	90%	89%	91%	93%
JV Properties in Operation percentage leased at end of period	89%	83%	88%	92%	94%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust)/Common Units (Liberty Property Limited Partnership) outstanding during the year.

(2)
Diluted weighted average number of shares outstanding includes the vested and unvested Common Shares (Liberty Property Trust)/Common Units (Liberty Property Limited Partnership) outstanding during the year as well as the dilutive effect of outstanding options.

(3)
The National Association of Real Estate Investment Trusts ("NAREIT") has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company's operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company's financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Historically the Company included impairment charges in this computation. However, excluding impairment charges from the computation of Funds from operations is consistent with NAREIT's reaffirmation in November of 2011 of its July, 2000 guidance on NAREIT-defined Funds from Operations, which indicated that impairment write-downs of depreciable real estate should be excluded in the computation of Funds from operations. Accordingly, Funds from operations have been restated for prior periods. A reconciliation of Funds from operations to net income may be found in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
As of December 31, 2011, the Company owned and operated 332 industrial and 265 office properties (the “Wholly Owned Properties in Operation”) totaling 65.2 million square feet. In addition, as of December 31, 2011, the Company owned 10 properties under development, which when completed are expected to comprise 3.1 million square feet (the “Wholly Owned Properties under Development”) and 1,456 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2011, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 615 acres of developable land, substantially all of which is zoned for commercial use. The Company refers to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
The Company focuses on creating value for shareholders through increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s strategy with respect to product and market selection is expected generally to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. The economic disruption that commenced in 2008 continues to adversely impact the Company’s business. Although we have seen some improvement in the general economy, the economy as it impacts our business has not returned to pre-recession levels. Rental demand for the Properties in Operation remained relatively flat for the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, the Company successfully leased 15.8 million square feet and attained occupancy of 91.9% for the Wholly Owned Properties in Operation and 88.7% for the JV Properties in Operation for a combined occupancy of 91.3% for the Properties in Operation as of that date. During the year ended December 31, 2011, straight line rents on renewal and replacement leases were on average 7.2% lower than rents on expiring leases. At December 31, 2010, occupancy for the Wholly Owned Properties in Operation was 89.9% and for the JV Properties in Operation was 83.0% for a combined occupancy for the Properties in Operation of 88.7%. The Company believes that average occupancy for its Properties in Operation will be flat or increase by up to 2% for 2012 compared to 2011. Furthermore, the Company believes that straight line rents on renewal and replacement leases for 2012 will on average be flat to 4% lower than rents on expiring leases.
Consistent with our strategy, during 2011 the Company was an active seller of suburban office properties and acquired or commenced development of industrial and metro-office properties. The foregoing activity is anticipated to result in a decline in net cash provided by operating activities until the acquisition properties are stabilized and the development properties are completed and leased. As a result, the Company anticipates that for 2012 the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be less than dividend distributions. The Company will continue to evaluate these circumstances in light of its dividend distribution policy.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the year ended December 31, 2011, the Company acquired 21 properties for an aggregate purchase price of $249.5 million. These properties, which contain 4.2 million square feet of leaseable space, were 83.0% leased as of December 31, 2011. The Company also acquired six parcels of land totaling 382 acres for $43.1 million. For 2012, the Company anticipates that wholly owned property acquisitions will range from $100 million to $300 million and believes that certain of the acquired properties will be either vacant or underleased.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the year ended December 31, 2011, the Company realized proceeds of $371.6 million from the sale of 62 operating properties representing 4.2 million square feet and 61 acres of land. For 2012, the Company anticipates that wholly owned property dispositions will range from $250 million to $350 million.
Development
During the year ended December 31, 2011, the Company did not bring any development projects into service but initiated 10 Wholly Owned Properties under Development with a projected Total Investment of $288.7 million, of which $88.8 million has been incurred as of December 31, 2011. For 2012, the Company anticipates that wholly owned development deliveries will total between $30 million and $70 million and that during 2012 it will commence development on properties with an expected aggregate Total Investment in a range from $200 million to $300 million.
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
Acquisitions
During the year ended December 31, 2011, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2012.
Dispositions
During the year ended December 31, 2011, an unconsolidated joint venture in which the Company holds a 25% interest realized proceeds of $8.4 million from the sale of one property which contained 231,000 square feet of leaseable space. In addition, an unconsolidated joint venture in which the Company holds a 20% interest realized proceeds of $7.5 million from the sale of one property which contained 22,000 square feet of leaseable space. Also, an unconsolidated joint venture in which the Company holds a 50% interest realized proceeds of $9.6 million from the sale of five acres of land. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will dispose of any properties in 2012.
Development
During the year ended December 31, 2011, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of December 31, 2011, none of the unconsolidated joint ventures in which the Company held an interest had any properties under development. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service or begin any development activities in 2012.
Forward-Looking Statements
When used throughout this report, the words "believes," "anticipates," "estimates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company's ability to identify, and enter into agreements with suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company's ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the current credit crisis and its impact on the availability and cost of capital; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described from time to time in the Company's filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Critical Accounting Policies and Estimates
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP"). The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates, judgments and assumptions on historical experience and on other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The following critical accounting policies discussion reflects what the Company believes are the more significant estimates, assumptions and judgments used in the preparation of its Consolidated Financial Statements. This discussion of critical accounting policies is intended to supplement the description of the accounting policies in the footnotes to the Company's Consolidated Financial Statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions and judgments. For further discussion of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in this report.
Capitalized Costs
Expenditures directly related to the acquisition or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $929,000 and $7.6 million, respectively. Acquisition costs related to the purchase of operating properties with existing tenants are expensed as incurred. Acquisition-related expenses for the years ended December 31, 2011 and 2010 were $2.6 million and $295,000, respectively. There were no acquisition-related expenses during the year ended December 31, 2009.
Revenue Recognition
Rental revenue is recognized on a straight line basis over the terms of the respective leases. Deferred rent receivable represents the amount by which straight line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease. The capitalized above or below-market lease values are amortized as a component of rental revenue over the remaining term of the respective leases and any bargain renewal option periods, where appropriate.
Allowance for Doubtful Accounts
The Company continually monitors the liquidity and creditworthiness of its tenants. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2011 and 2010, the Company's allowance for doubtful accounts totaled $7.5 million and $11.3 million, respectively. The Company had a net recovery of bad debts of $1.9 million for the year ended December 31, 2011 and bad debt expense of $3.9 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.
Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. For these assumptions, the Company considers its experience and historical performance in the various markets and data provided by market research organizations. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. Fair value is estimated based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2011, 2010 and 2009, the Company recognized impairment losses of $7.8 million, $1.0 million and $9.5 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows. The Company has evaluated each of its Properties and land held for development and has determined that there are no additional impairment charges that need to be recorded at December 31, 2011.
Intangibles
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, "Business Combinations," the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company's estimate of the fair market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. The Company depreciates the amounts allocated to building and improvements over 40 years. The amounts allocated to the intangible relating to in-place leases, which are included in deferred financing and leasing costs or in other liabilities in the accompanying consolidated balance sheets, are amortized on a straight line basis over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is written off.
Investments in Unconsolidated Joint Ventures
The Company analyzes its investments in joint ventures under ASC 810, "Consolidation," to determine if the joint venture is considered a variable interest entity and would require consolidation. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.
On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.
Management estimated the fair value of its ownership interest in the joint ventures considering the estimated fair value of the real estate assets owned by the joint ventures and the related indebtedness as well as the working capital assets and liabilities of the joint ventures and the terms of the related joint venture agreements. The Company's estimates of fair value of the real estate assets are based on a discounted cash flow analysis incorporating a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. For these assumptions, the Company considered its experience and historical performance in the various markets and data provided by market research organizations. In assessing whether an impairment is other-than-temporary, the Company considers several factors. The longevity and severity of the impairment are considered as well as the expected time for recovery of value to occur, if ever.

The Company determined that four investments in joint ventures had other-than-temporary impairments as of December 31, 2009. The investment in unconsolidated joint ventures as of December 31, 2009 before and after the impairment charge are as follows (in thousands):

	December 31, 2009
	Before		After
	Impairment	Impairment	Impairment
Liberty Venture I, LP	$11,238	$—	$11,238
Kings Hill Unit Trust	3,198	—	3,198
Liberty Illinois, LP	26,531	6,964	19,567
Liberty AIPO LP	13,302	—	13,302
Silversword Properties, Ltd.	10,618	2,170	8,448
Cambridge Medipark Ltd.	6,618	—	6,618
Blythe Valley JV Sarl	8,991	5,608	3,383
Liberty Washington, LP	137,429	64,060	73,369
Liberty/Commerz 1701 JFK Boulevard, LP	36,461	—	36,461
Total	$254,386	$78,802	$175,584

Determining values in the current market is inherently difficult and is based on the Company's assessment of a number of factors which are difficult to predict. The market may decline further and future impairment charges may be needed.
No impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2011 or 2010.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2011 with the results of operations of the Company for the year ended December 31, 2010, and the results of operations of the Company for the year ended December 31, 2010 with the results of operations of the Company for the year ended December 31, 2009. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2011, 2010 and 2009, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2011 increased to $4,986.9 million from $4,780.1 million for the year ended December 31, 2010. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, real estate taxes and depreciation and amortization expense. Despite the increase in operating real estate, rental property operating expenses decreased due to one-time reductions in certain operating expenses.
Total operating revenue increased to $667.6 million for the year ended December 31, 2011 from $657.0 million for the year ended December 31, 2010. This $10.6 million increase was primarily due to an increase in average gross investment in operating real estate. This increase was partially offset by a decrease in rental rates and termination fees, which totaled $3.0 million for the year ended December 31, 2011 as compared to $5.2 million for the year ended December 31, 2010. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold or held for sale, related termination fees are included in discontinued operations. See “Other” below.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 18 to the Company’s financial statements for a reconciliation of this measure to net income). Net operating income includes operating revenue from external customers, real estate taxes, amortization of lease transaction costs and other operating expenses which relate directly to the management and operation of the assets within each reportable segment.The following table identifies changes in reportable segments (dollars in thousands):
Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2011	2010
Northeast
– Southeastern PA	$101,982	$108,593	(6.1%)
– Lehigh/Central PA	64,786	66,632	(2.8%)
– Other	35,017	37,234	(6.0%)
Central	68,114	70,386	(3.2%)
South	132,703	136,135	(2.5%)
Metro	19,370	20,713	(6.5%)
United Kingdom	(178)	243	(173.3%)
Total reportable segment net operating income	$421,794	$439,936	(4.1%)

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $464.4 million for the year ended December 31, 2011 from $459.6 million for the year ended December 31, 2010, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $460.1 million for the year ended December 31, 2011 from $446.7 million for the year ended December 31, 2010 on a cash basis. This increase of 1.0% on a straight line basis was primarily due to reductions in certain operating expense items and due to an increase in average occupancy. The increase of 3.0% on a cash basis was primarily due to the above factors as well as contractual rental rate increases on existing leases.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 568 properties totaling approximately 59.5 million square feet owned on January 1, 2010, excluding properties sold through December 31, 2011.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2011 and 2010. Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2011	December 31, 2010
Same Store:
Rental revenue	$470,426	$473,380
Operating expenses:
Rental property expense	137,323	142,701
Real estate taxes	77,242	77,372
Operating expense recovery	(208,575)	(206,312)
Unrecovered operating expenses	5,990	13,761
Property level operating income	464,436	459,619
Less straight line rent	4,346	12,953
Cash basis property level operating income	$460,090	$446,666
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$460,090	$446,666
Straight line rent	4,346	12,953
Property level operating income	464,436	459,619
Property level operating income - properties purchased or developed subsequent to January 1, 2010	13,589	8,686
Less: Property level operating income – properties held for sale at December 31, 2011	(18,350)	(20,124)
Termination fees	3,035	5,151
General and administrative expense	(59,370)	(52,747)
Depreciation and amortization expense	(157,349)	(150,692)
Other income (expense)	(113,621)	(124,689)
Gain on property dispositions	5,025	4,616
Income taxes	(1,020)	(1,736)
Equity in earnings of unconsolidated joint ventures	3,496	2,296
Impairment charges - investment in unconsolidated joint ventures and other	—	(378)
Discontinued operations (1)	70,839	23,373
Net income	$210,710	$153,375

(1)	Includes Termination Fees of $600,000 and $1.4 million for the years ended December 31, 2011 and 2010, respectively.
General and Administrative
General and administrative expenses increased to $59.4 million for the year ended December 31, 2011 compared to $52.7 million for the year ended December 31, 2010. This increase was primarily due to increases in performance-related personnel costs and increases in acquisition-related expenses. Personnel costs increased to $40.2 million for the year ended December 31, 2011 compared to $37.2 million for the year ended December 31, 2010. Acquisition-related expenses increased to $2.6 million for the year ended December 31, 2011 compared to $295,000 for the year ended December 31, 2010.
Depreciation and Amortization
Depreciation and amortization increased to $157.3 million for the year ended December 31, 2011 from $150.7 million for the year ended December 31, 2010. This increase was primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense decreased to $122.0 million for the year ended December 31, 2011 from $132.6 million for the year ended December 31, 2010. This decrease was primarily due to the decrease in the average debt outstanding to $2,214.9 million for the year ended December 31, 2011 from $2,354.7 million for the year ended December 31, 2010 as well as a decrease in the weighted average interest rate to 5.8% for the year ended December 31, 2011 from 6.2% for the year ended December 31, 2010. The decrease was also partially due to an increase in interest capitalized during the year ended December 31, 2011 due to an increase in development activity.
Interest expense allocated to discontinued operations for the year ended December 31, 2011 and 2010 was $9.0 million and $15.3 million, respectively. This decrease was due to the level of dispositions in 2011 compared to 2010.
Other
Gain on property dispositions, net of impairment charges, increased to $5.0 million for the year ended December 31, 2011 from $4.6 million for the year ended December 31, 2010.
Income from discontinued operations increased to $70.8 million for the year ended December 31, 2011 from $23.4 million for the year ended December 31, 2010. This increase was due to an increase in gains recognized on sales which were $60.6 million for the year ended December 31, 2011 and $6.9 million for the year ended December 31, 2010.
As a result of the foregoing, the Company’s net income increased to $210.7 million for the year ended December 31, 2011 from $153.4 million for the year ended December 31, 2010.
Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009
Overview
The Company's average gross investment in operating real estate owned for the year ended December 31, 2010 increased to $4,780.1 million from $4,604.3 million for the year ended December 31, 2009. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses and depreciation and amortization expense.
Total operating revenue increased to $657.0 million for the year ended December 31, 2010 from $644.7 million for the year ended December 31, 2009. This $12.3 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the "Prior Year Same Store" (as defined below) group of properties as well as an increase in Termination Fees, which totaled $5.2 million for the year ended December 31, 2010 as compared to $4.3 million for the year ended December 31, 2009. Termination Fees are included in rental revenue and if a property is sold or held for sale related termination fees are included in discontinued operations.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 18 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):
Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2010	2009
Northeast
– Southeastern PA	$108,593	$112,148	(3.2%)
– Lehigh/Central PA	66,632	65,827	1.2%
– Other	37,234	43,953	(15.3%)	(1)
Central	70,386	73,249	(3.9%)
South	136,135	140,361	(3.0%)
Metro	20,713	15,525	33.4%	(2)
United Kingdom	243	1,293	(81.2%)
Total reportable segment net operating income	$439,936	$452,356	(2.7%)
(1) The change was primarily due to a decrease in Termination Fees.
(2) The change was primarily due to an increase in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of Termination Fees, for the Prior Year Same Store properties decreased to $475.0 million for the year ended December 31, 2010 from $490.9 million for the year ended December 31, 2009, on a straight line basis, and decreased to $467.1 million for the year ended December 31, 2010 from $476.9 million for the year ended December 31, 2009 on a cash basis. These decreases of 3.2% and 2.0%, respectively, were primarily due to a decrease in occupancy for industrial-flex and office properties.

Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income exclusive of Termination Fees are considered by management to be more reliable indicators of the portfolio's baseline performance. The Prior Year Same Store properties consist of the 615 properties totaling approximately 60.8 million square feet owned on January 1, 2009 and excluding properties sold through December 31, 2010.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2010 and 2009. Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see "Liquidity and Capital Resources" section), GAAP net income and net cash flow from operating activities, investing activities and financing activities when considering the Company's operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended
	December 31, 2010	December 31, 2009
Prior Year Same Store:
Rental revenue	$488,755	$501,457
Operating expenses:
Rental property expense	150,349	148,353
Real estate taxes	80,128	81,820
Operating expense recovery	(216,688)	(219,573)
Unrecovered operating expenses	13,789	10,600
Property level operating income	474,966	490,857
Less straight line rent	7,845	13,999
Cash basis property level operating income	$467,121	$476,858
Reconciliation of non-GAAP financial measure – Prior Year Same Store:
Cash basis property level operating income	$467,121	$476,858
Straight line rent	7,845	13,999
Property level operating income	474,966	490,857
Property level operating income - properties purchased or developed subsequent to January 1, 2009	25,320	9,703
Less: Property level operating income – 2011 discontinued operations	(52,105)	(58,749)
Termination fees	5,151	4,269
General and administrative expense	(52,747)	(51,229)
Depreciation and amortization expense	(150,692)	(148,046)
Other income (expense)	(124,689)	(121,381)
Gain on property dispositions	4,616	1,687
Income taxes	(1,736)	(494)
Equity in earnings of unconsolidated joint ventures	2,296	2,161
Impairment charges - investment in unconsolidated joint ventures and other	(378)	(82,552)
- goodwill	—	(15,700)
Discontinued operations at December 31, 2010 (1)	7,713	25,809
2011 discontinued operations (1)	15,660	22,657
Net income	$153,375	$78,992

(1)	Discontinued operations includes Termination Fees of $1.4 million and $5.0 million for the years ended December 31, 2010 and 2009, respectively.
General and Administrative
General and administrative expenses increased to $52.7 million for the year ended December 31, 2010 from $51.2 million for the year ended December 31, 2009. This increase was primarily due to a decrease in expenses capitalized due to the decrease in development activity.
Depreciation and Amortization
Depreciation and amortization increased to $150.7 million for the year ended December 31, 2010 from $148.0 million for the year ended December 31, 2009. The increase was primarily due to the increase in average gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.

Interest Expense

Interest expense increased to $134.4 million for the year ended December 31, 2010 from $134.0 million for the year ended December 31, 2009. This increase was primarily due to a decrease of $6.7 million in interest that was capitalized due to the decrease in development activity and because of $2.1 million in expense in 2010 relating to the prepayment of $119.3 million of secured loans. The effect of these items was partially offset by a decrease in interest expense because of the decrease in the average debt outstanding, which was $2,354.7 million for the year ended December 31, 2010, compared to $2,503.8 million for the year ended December 31, 2009. The weighted average interest rate was unchanged at 6.2% for the years ended December 31, 2010 and 2009.
Interest expense allocated to discontinued operations for the years ended December 31, 2010 and 2009 was $15.3 million and $17.8 million, respectively. This decrease was due to the increase in the level of dispositions in 2010 compared to 2009.
Other
Gain on property dispositions increased to $4.6 million for the year ended December 31, 2010 from $1.7 million for the year ended December 31, 2009.
During the year ended December 31, 2009, the Company recognized in continuing operations $98.3 million in impairment charges. These impairment charges primarily result from $78.8 million of impairment charges relating to the other-than-temporary decline in fair value below the carrying values of certain of the Company's investments in unconsolidated joint ventures. During 2009, the Company also wrote off the $15.7 million of goodwill and other intangibles relating to its October 2007 acquisition of Republic Property Trust. Impairment charges in continuing operations in 2010 were $378,000.

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
Income from discontinued operations decreased to $23.4 million from $48.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease is due to lower operating income and a decrease in gains recognized on sales (net of impairment charges) which were $6.9 million for the year ended December 31, 2010 compared to $17.9 million for the year ended December 31, 2009. These decreases were partially offset by termination fees in discontinued operations which equaled $1.4 million in 2010 and $5.0 million in 2009.
As a result of the foregoing, the Company's net income increased to $153.4 million for the year ended December 31, 2010 from $79.0 million for the year ended December 31, 2009.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company expects to expend $250 million to $350 million to fund its investment in development properties in 2012. The Company’s 2012 debt maturities total approximately $265.1 million. The Company anticipates that it will invest $100 million to $300 million in acquisitions in 2012. The Company expects to realize approximately $250 million to $350 million in proceeds from asset sales in 2012. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of December 31, 2011, the Company had cash and cash equivalents of $81.9 million, including $63.7 million in restricted cash.
Net cash provided by operating activities increased to $317.7 million for the year ended December 31, 2011 from $292.3 million for the year ended December 31, 2010. This $25.5 million increase was primarily due to fluctuations in assets and liabilities. Net cash flow provided by operating activities is the primary source of liquidity to fund dividends to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $56.2 million for the year ended December 31, 2011 compared to $103.5 million for the year ended December 31, 2010. This $47.2 million decrease primarily resulted from an increase in proceeds from dispositions partially offset by an increase in cash used for acquisitions, land and development properties.
Net cash used in financing activities was $351.5 million for the year ended December 31, 2011 compared to $315.8 million for the year ended December 31, 2010. This $35.7 million increase was primarily due to the net changes in the Company’s debt during the respective periods which is reflective of the disposition and acquisition activity described above. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2011, a portion of these activities were funded through an unsecured $500 million credit facility. The Company has maintained an unsecured credit facility throughout 2009, 2010 and 2011. During that period the company has replaced, restated and amended its credit facility to address due dates and changes in borrowing costs. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. It matures in November 2015 and has a one year extension option. Based upon the Company's current credit ratings, borrowings under the facility currently bear interest at LIBOR plus 107.5 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2011, the Company’s debt to gross assets ratio was 36.3% and for the year ended December 31, 2011, the fixed charge coverage ratio was 3.1x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2011, $290.8 million in mortgage loans and $1,792.6 million in unsecured notes were outstanding with a weighted average interest rate of 5.9%. The interest rates on $2,067.5 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.8 years.

 The Company's contractual obligations, as of December 31, 2011, are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN
Contractual Obligations (1)	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Long-term debt (2)	$2,688,682	$364,020	$406,722	$1,114,332	$803,608
Land purchase obligations	5,941	356	713	3,037	1,835
Operating lease obligations	8,083	912	968	690	5,513
Share of debt of unconsolidated joint ventures (2)	364,760	85,695	30,430	101,212	147,423
Joint venture capital commitments	1,399	1,399	—	—	—
Tenant contractual obligations	38,105	35,940	909	576	680
Share of tenant contractual obligations of unconsolidated joint ventures	2,505	2,476	29	—	—
Letter of credit	6,289	6,289	—	—	—
Share of letter of credit of unconsolidated joint ventures	1,250	1,250	—	—	—
Total	$3,117,014	$498,337	$439,771	$1,219,847	$959,059

(1)	Contractual obligations exclude annual ground rent obligations due on the previous purchase of certain land by the Company. These payments are due in perpetuity. The 2011 obligation was $18,000.

(2)	Includes principal and interest payments. Interest payments assume Credit Facility borrowings and interest rates remain at the December 31, 2011 level until maturity.
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

During the period from January 1, 2009 through December 31, 2009, the Company closed on mortgages totaling $330.3 million bearing interest at a weighted average interest rate of 7.1%. The net proceeds of the offering were used to pay outstanding borrowings under its Credit Facility and for general corporate purposes.

In January 2009, the Company satisfied a $20 million 8.125% medium term unsecured note due January 2009.

During the period from January 1, 2009 through December 31, 2009 the Company purchased $11.4 million of its 7.75% senior notes due April 2009, $6.9 million of its 8.50% senior notes due August 2010, $3.5 million of its 7.25% senior notes due March 2011, $4.9 million of its 6.375% senior notes due August 2012 and $3.5 million of its 6.625% senior notes due October 2017. These purchases resulted in an aggregate $1.5 million debt extinguishment gain.

During the year ended December 31, 2009, the Company sold 12,821,000 common shares pursuant to a continuous offering program for net proceeds of $283.2 million. All common shares authorized under this program have been sold.

In April 2009, the Company repaid $238.6 million of 7.75% senior notes due April 2009.

In April 2010, the Company repaid $119.3 million of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%.

In August 2010, the Company repaid $169.7 million of 8.50% senior notes due August 2010.

In August 2010, the Company replaced its existing $600 million Credit Facility with a $500 million Credit Facility. Based upon the Company's then-current credit ratings, borrowings under the Credit Facility bore interest at LIBOR plus 230 basis points.

In September 2010, the Company issued $350 million of ten-year, 4.75% senior notes. The net proceeds from this issuance were used to repay borrowings under the Credit Facility and for general corporate purposes.

In March 2011, the Company used proceeds from the Credit Facility together with available cash on hand to repay $246.5 million principal value of 7.25% senior notes.

In October 2011, the Company replaced its existing $500 million Credit Facility which was due November 2013 with a new Credit Facility. The new facility is for $500 million. It matures in November 2015 and has a one year extension option. Based upon the Company's current credit ratings, borrowings under the new facility currently bear interest at LIBOR plus 107.5 basis points.

The Company's annual Common Share dividend paid was $1.90 per share in 2011, 2010 and 2009.
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2011, the Company had investments in and advances to unconsolidated joint ventures totaling $174.7 million.
Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from operating property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Historically the Company included impairment charges in this computation. However, excluding impairment charges from the computation of Funds from operations is consistent with NAREIT's reaffirmation in November of 2011 of its July, 2000 guidance on NAREIT-defined Funds from Operations, which indicated that impairment write-downs of depreciable real estate should be excluded in the computation of Funds from operations. Accordingly, Funds from operations have been restated for prior periods.

Funds from operations (“FFO”) available to common shareholders for the year ended December 31, 2011, 2010, and 2009 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$184,001	$127,762	$56,376
Basic - income available to common shareholders	184,001	127,762	56,376
Basic - income available to common shareholders per weighted average share	$1.60	$1.13	$0.52
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	14,452	14,927	16,180
Depreciation and amortization	168,435	171,682	170,633
Gain on property dispositions	(61,198)	(6,669)	65,136
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(3,925)	(6,009)	(8,845)
Funds from operations available to common shareholders – basic	$301,765	$301,693	$299,480
Basic Funds from operations available to common shareholders per weighted average share	$2.63	$2.67	$2.78
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$184,001	$127,762	$56,376
Diluted - income available to common shareholders	184,001	127,762	56,376
Diluted - income available to common shareholders per weighted average share	$1.59	$1.12	$0.52
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	14,452	14,927	16,180
Depreciation and amortization	168,435	171,682	170,633
Gain on property dispositions	(61,198)	(6,669)	65,136
Noncontrolling interest less preferred share distributions	6,151	4,436	2,114
Funds from operations available to common shareholders - diluted	$311,841	$312,138	$310,439
Diluted Funds from operations available to common shareholders per weighted average share	$2.61	$2.66	$2.77
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	114,755	112,924	107,550
Dilutive shares for long term compensation plans	748	682	452
Diluted shares for net income calculations	115,503	113,606	108,002
Weighted average common units	3,869	3,947	4,018
Diluted shares for Funds from operations calculations	119,372	117,553	112,020

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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2011 for comparable loans, is greater than the aggregate carrying value by approximately $131.8 million at December 31, 2011.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2011, the Company's interest expense would have increased or decreased by $1.0 million. If the interest rate for the fixed rate debt maturing in 2012 was 100 basis points higher or lower than its current rate of 6.48%, the Company's interest expense would have increased or decreased by $1.5 million.
The sensitivity analysis above assumes no changes in the Company's financial structure. It also does not consider future fluctuations in interest rates or the specific actions that might be taken by management to mitigate the impact of such fluctuations.
The Company is also exposed to currency risk on its net investment in the United Kingdom. The Company does not believe that this currency risk exposure is material to its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial data of Liberty Property Trust and Liberty Property Operating Partnership, L.P. and the reports thereon of Ernst & Young LLP, an independent registered public accounting firm, with respect thereto are filed as part of this Annual Report on Form 10-K.

Management's Annual Report on Internal Control Over Financial Reporting
The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15 (f) and 15d - 15(f). The Trust's internal control system was designed to provide reasonable assurance to the Trust's management and Board of Trustees regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Trust's internal control over financial reporting is effective based on those criteria.
The Trust's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Trust's internal controls over financial reporting, which is included in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited Liberty Property Trust's (the "Trust") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Liberty Property Trust and our report dated February 24, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 24, 2012

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 24, 2012

Management's Annual Report on Internal Control Over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15(f). The Operating Partnership's internal control system was designed to provide reasonable assurance to the Operating Partnership's management regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Operating Partnership's internal control over financial reporting is effective based on those criteria.
The Operating Partnership's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Operating Partnership's internal controls over financial reporting, which is included in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited Liberty Property Limited Partnership's (the "Operating Partnership") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Liberty Property Limited Partnership and our report dated February 24, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 24, 2012

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the "Operating Partnership") as of December 31, 2011 and 2010, and the related consolidated statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 24, 2012

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	December 31,
	2011	2010
ASSETS
Real estate:
Land and land improvements	$856,783	$801,271
Building and improvements	4,117,179	3,902,891
Less accumulated depreciation	(1,062,230)	(938,044)
Operating real estate	3,911,732	3,766,118
Development in progress	88,848	—
Land held for development	219,375	203,811
Net real estate	4,219,955	3,969,929
Cash and cash equivalents	18,204	108,409
Restricted cash	63,659	49,526
Accounts receivable	8,192	6,898
Deferred rent receivable	103,008	99,779
Deferred financing and leasing costs, net	130,210	128,536
Investments in and advances to unconsolidated joint ventures	174,687	171,916
Assets held for sale	195,572	456,181
Prepaid expenses and other assets	76,186	73,625
Total assets	$4,989,673	$5,064,799
LIABILITIES
Mortgage loans	$290,819	$320,679
Unsecured notes	1,792,643	2,039,143
Credit facility	139,400	—
Accounts payable	23,418	23,652
Accrued interest	24,147	29,821
Dividend and distributions payable	56,958	56,149
Other liabilities	194,995	156,803
Total liabilities	2,522,380	2,626,247
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of December 31, 2011	7,537	—
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 117,352,353 (includes 1,249,909 in treasury) and 115,530,608 (includes 1,249,909 in treasury) shares issued and outstanding as of December 31, 2011 and 2010, respectively	117	116
Additional paid-in capital	2,617,355	2,560,193
Accumulated other comprehensive loss	(429)	(155)
Distributions in excess of net income	(461,498)	(426,017)
Common shares in treasury, at cost, 1,249,909 shares as of December 31, 2011 and 2010	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,103,594	2,082,186
Noncontrolling interest – operating partnership
3,808,746 and 3,928,733 common units outstanding as of December 31, 2011 and 2010, respectively	64,428	67,621
9,740,000 preferred units outstanding as of December 31, 2011 and 2010	287,959	287,959
Noncontrolling interest – consolidated joint ventures	3,775	786
Total equity	2,459,756	2,438,552
Total liabilities, noncontrolling interest - operating partnership and equity	$4,989,673	$5,064,799

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
OPERATING REVENUE
Rental	$466,984	$463,240	$453,970
Operating expense reimbursement	200,610	193,761	190,726
Total operating revenue	667,594	657,001	644,696
OPERATING EXPENSE
Rental property	127,266	128,180	122,635
Real estate taxes	77,618	75,489	75,981
General and administrative	59,370	52,747	51,229
Depreciation and amortization	157,349	150,692	148,046
Total operating expenses	421,603	407,108	397,891
Operating income	245,991	249,893	246,805
OTHER INCOME (EXPENSE)
Interest and other income	8,397	9,695	11,069
Debt extinguishment gain	—	—	1,547
Interest expense	(122,018)	(134,384)	(133,997)
Total other income (expense)	(113,621)	(124,689)	(121,381)
Income before gain on property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges	132,370	125,204	125,424
Gain on property dispositions	5,025	4,616	1,687
Income taxes	(1,020)	(1,736)	(494)
Equity in earnings of unconsolidated joint ventures	3,496	2,296	2,161
Impairment charges - investment in unconsolidated joint ventures and other	—	(378)	(82,552)
- goodwill	—	—	(15,700)
Income from continuing operations	139,871	130,002	30,526
Discontinued operations (including net gain on property dispositions of $60,582, $6,857 and $17,859 for the years ended December 31, 2011, 2010 and 2009, respectively)	70,839	23,373	48,466
Net income	210,710	153,375	78,992
Noncontrolling interest – operating partnership	(27,222)	(25,448)	(23,125)
Noncontrolling interest – consolidated joint ventures	511	(165)	509
Net income available to common shareholders	$183,999	$127,762	$56,376
Earnings per common share
Basic:
Income from continuing operations	$1.00	$0.93	$0.09
Income from discontinued operations	0.60	0.20	0.43
Income per common share – basic	$1.60	$1.13	$0.52
Diluted:
Income from continuing operations	$1.00	$0.92	$0.09
Income from discontinued operations	0.59	0.20	0.43
Income per common share – diluted	$1.59	$1.12	$0.52
Dividends per common share	$1.90	$1.90	$1.90
Weighted average number of common shares outstanding
Basic	114,755	112,924	107,550
Diluted	115,503	113,606	108,002
Amounts attributable to common shareholders
Income from continuing operations	$115,469	$105,172	$9,623
Discontinued operations	68,530	22,590	46,753
Net income available to common shareholders	$183,999	$127,762	$56,376

See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2009	100,034,404	$101	$2,201,728	$(5,378)	$(185,721)	$(51,951)	$1,958,779	$78,638	$287,959	$1,130	$2,326,506
Net proceeds from the issuance of common shares	13,777,194	13	293,845	—	—	—	293,858	—	—	—	293,858
Net income	—	—	—	—	56,376	—	56,376	2,113	21,012	(509)	78,992
Distributions	—	—	—	—	(208,566)	—	(208,566)	(7,513)	(21,012)	—	(237,091)
Noncash compensation	—	—	12,905	—	—	—	12,905	—	—	—	12,905
Foreign currency translation adjustment	—	—	—	7,717	—	—	7,717	282	—	—	7,999
Redemption of noncontrolling interests – common units	63,613	—	1,226	—	—	—	1,226	(1,226)	—	—	—
Balance at December 31, 2009	113,875,211	114	2,509,704	2,339	(337,911)	(51,951)	2,122,295	72,294	287,959	621	2,483,169
Net proceeds from the issuance of common shares	1,572,776	2	37,414	—	—	—	37,416	—	—	—	37,416
Net income	—	—	—	—	127,762	—	127,762	4,436	21,012	165	153,375
Distributions	—	—	—	—	(215,868)	—	(215,868)	(7,541)	(21,012)	—	(244,421)
Noncash compensation	—	—	11,595	—	—	—	11,595	—	—	—	11,595
Foreign currency translation adjustment	—	—	—	(2,494)	—	—	(2,494)	(88)	—	—	(2,582)
Redemption of noncontrolling interests – common units	82,621	—	1,480	—	—	—	1,480	(1,480)	—	—	—
Balance at December 31, 2010	115,530,608	116	2,560,193	(155)	(426,017)	(51,951)	2,082,186	67,621	287,959	786	2,438,552
Net proceeds from the issuance of common shares	1,701,758	1	44,547	—	—	—	44,548	—	—	—	44,548
Net income	—	—	—	—	183,999	—	183,999	6,153	21,069	(511)	210,710
Contributions	—	—	—	—	—	—	—	—	—	3,500	3,500
Distributions	—	—	—	—	(219,480)	—	(219,480)	(7,280)	(21,069)	—	(247,829)
Noncash compensation	—	—	10,555	—	—	—	10,555	—	—	—	10,555
Foreign currency translation adjustment	—	—	—	(274)	—	—	(274)	(6)	—	—	(280)
Redemption of noncontrolling interests – common units	119,987	—	2,060	—	—	—	2,060	(2,060)	—	—	—
Balance at December 31, 2011	117,352,353	$117	$2,617,355	$(429)	$(461,498)	$(51,951)	$2,103,594	$64,428	$287,959	$3,775	$2,459,756

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(In thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$210,710	$153,375	$78,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,714	174,013	172,575
Amortization of deferred financing costs	5,190	6,339	5,101
Impairment charges - investment in unconsolidated joint ventures and other	—	378	98,252
Debt extinguishment gain	—	—	(1,547)
Equity in earnings of unconsolidated joint ventures	(3,496)	(2,296)	(2,161)
Distributions from unconsolidated joint ventures	551	657	663
Gain on property dispositions	(65,607)	(11,473)	(19,546)
Noncash compensation	10,555	11,595	12,905
Changes in operating assets and liabilities:
Restricted cash	(14,114)	(7,294)	(1,189)
Accounts receivable	(1,320)	(850)	4,191
Deferred rent receivable	(6,566)	(13,581)	(13,414)
Prepaid expenses and other assets	6,027	(7,597)	3,699
Accounts payable	(229)	(7,399)	(1,099)
Accrued interest	(5,674)	(1,430)	(5,223)
Other liabilities	9,983	(2,173)	(24,998)
Net cash provided by operating activities	317,724	292,264	307,201
INVESTING ACTIVITIES
Investment in properties – acquisitions	(233,568)	(43,505)	—
Investment in properties – other	(75,834)	(75,857)	(58,871)
Investments in and advances to unconsolidated joint ventures	(11,195)	(1,870)	(5,132)
Distributions from unconsolidated joint ventures	11,364	6,776	20,721
Net proceeds from disposition of properties/land	390,754	35,934	190,534
Net (advances on) proceeds from public reimbursement receivable/escrow	(10,237)	18,917	(23,238)
Investment in development in progress	(48,628)	(7,481)	(79,586)
Investment in land held for development	(52,868)	(6,086)	(29,391)
Investment in deferred leasing costs	(26,011)	(30,289)	(29,369)
Net cash used in investing activities	(56,223)	(103,461)	(14,332)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	44,552	37,434	293,814
Redemption of preferred units	(9,060)	—	—
Proceeds from unsecured notes	—	366,000	—
Repayments of unsecured notes	(246,500)	(169,739)	(287,179)
Proceeds from mortgage loans	—	743	330,250
Repayments of mortgage loans	(29,860)	(156,890)	(54,864)
Proceeds from credit facility	650,500	338,500	199,150
Repayments on credit facility	(511,100)	(478,500)	(319,150)
Increase in deferred financing costs	(3,023)	(9,697)	(5,550)
Distribution paid on common shares	(218,613)	(215,083)	(201,984)
Distribution paid on units	(28,409)	(28,610)	(28,520)
Net cash used in financing activities	(351,513)	(315,842)	(74,033)
Net (decrease) increase in cash and cash equivalents	(90,012)	(127,039)	218,836
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(193)	(1,998)	2,816
Cash and cash equivalents at beginning of year	108,409	237,446	15,794
Cash and cash equivalents at end of year	$18,204	$108,409	$237,446

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2011	2010
ASSETS
Real estate:
Land and land improvements	$856,783	$801,271
Building and improvements	4,117,179	3,902,891
Less accumulated depreciation	(1,062,230)	(938,044)
Operating real estate	3,911,732	3,766,118
Development in progress	88,848	—
Land held for development	219,375	203,811
Net real estate	4,219,955	3,969,929
Cash and cash equivalents	18,204	108,409
Restricted cash	63,659	49,526
Accounts receivable	8,192	6,898
Deferred rent receivable	103,008	99,779
Deferred financing and leasing costs, net	130,210	128,536
Investments in and advances to unconsolidated joint ventures	174,687	171,916
Assets held for sale	195,572	456,181
Prepaid expenses and other assets	76,186	73,625
Total assets	$4,989,673	$5,064,799
LIABILITIES
Mortgage loans	$290,819	$320,679
Unsecured notes	1,792,643	2,039,143
Credit facility	139,400	—
Accounts payable	23,418	23,652
Accrued interest	24,147	29,821
Distributions payable	56,958	56,149
Other liabilities	194,995	156,803
Total liabilities	2,522,380	2,626,247
Limited partners' equity - 301,483 preferred units outstanding as of December 31, 2011	7,537	—
OWNERS’ EQUITY
General partner’s equity - 116,102,444 (net of 1,249,909 treasury units) and 114,280,699 (net of 1,249,909 treasury units) common units outstanding as of December 31, 2011 and 2010, respectively	2,103,594	2,082,186
Limited partners’ equity – 3,808,746 and 3,928,733 common units outstanding as of December 31, 2011 and 2010, respectively	64,428	67,621
Limited partners’ equity – 9,740,000 preferred units outstanding as of December 31, 2011 and 2010	287,959	287,959
Noncontrolling interest – consolidated joint ventures	3,775	786
Total owners’ equity	2,459,756	2,438,552
Total liabilities, limited partners' equity and owners’ equity	$4,989,673	$5,064,799

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except per unit amounts)

	Year Ended December 31,
	2011	2010	2009
OPERATING REVENUE
Rental	$466,984	$463,240	$453,970
Operating expense reimbursement	200,610	193,761	190,726
Total operating revenue	667,594	657,001	644,696
OPERATING EXPENSE
Rental property	127,266	128,180	122,635
Real estate taxes	77,618	75,489	75,981
General and administrative	59,370	52,747	51,229
Depreciation and amortization	157,349	150,692	148,046
Total operating expenses	421,603	407,108	397,891
Operating income	245,991	249,893	246,805
OTHER INCOME (EXPENSE)
Interest and other income	8,397	9,695	11,069
Debt extinguishment gain	—	—	1,547
Interest expense	(122,018)	(134,384)	(133,997)
Total other income (expense)	(113,621)	(124,689)	(121,381)
Income before gain on property dispositions, income taxes, equity in earnings of unconsolidated joint ventures and impairment charges	132,370	125,204	125,424
Gain on property dispositions	5,025	4,616	1,687
Income taxes	(1,020)	(1,736)	(494)
Equity in earnings of unconsolidated joint ventures	3,496	2,296	2,161
Impairment charges - investment in unconsolidated joint ventures and other	—	(378)	(82,552)
- goodwill	—	—	(15,700)
Income from continuing operations	139,871	130,002	30,526
Discontinued operations (including net gain on property dispositions of $60,582, $6,857 and $17,859 for the years ended December 31, 2011, 2010 and 2009, respectively)	70,839	23,373	48,466
Net income	210,710	153,375	78,992
Noncontrolling interest – consolidated joint ventures	511	(165)	509
Preferred unit distributions	(21,069)	(21,012)	(21,012)
Income available to common unitholders	$190,152	$132,198	$58,489
Earnings per common unit
Basic:
Income from continuing operations	$1.00	$0.93	$0.09
Income from discontinued operations	0.60	0.20	0.43
Income per common unit - basic	$1.60	$1.13	$0.52
Diluted:
Income from continuing operations	$1.00	$0.92	$0.09
Income from discontinued operations	0.59	0.20	0.43
Income per common unit - diluted	$1.59	$1.12	$0.52
Distributions per common unit	$1.90	$1.90	$1.90
Weighted average number of common units outstanding
Basic	118,624	116,871	111,568
Diluted	119,372	117,553	112,020

Net income allocated to general partners	$183,999	$127,762	$56,376
Net income allocated to limited partners	27,222	25,448	23,125
See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	NUMBER OF COMMON UNITS	GENERAL PARTNER’S EQUITY		LIMITED PARTNERS’ EQUITY – COMMON UNITS		LIMITED PARTNERS’ EQUITY – PREFERRED UNITS		NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES		TOTAL OWNERS’ EQUITY
Balance at January 1, 2009	4,074,967	$1,944,386		$—		$—		$1,130		$1,945,516
Transfer of noncontrolling interests to permanent equity	—	—		93,031		287,959		—		380,990
Contributions from partners	—	306,763		—		—		—		306,763
Distributions to partners	—	(208,566)		(7,513)		(21,012)		—		(237,091)
Foreign currency translation adjustment	—	7,717		282		—		—		7,999
Net income	—	56,376		2,113		21,012		(509)		78,992
Redemption of limited partners common units for common shares	(63,613)	15,619		(15,619)		—		—		—
Balance at December 31, 2009	4,011,354	2,122,295		72,294		287,959		621		2,483,169
Contributions from partners	—	49,011		—		—		—		49,011
Distributions to partners	—	(215,868)		(7,541)		(21,012)		—		(244,421)
Foreign currency translation adjustment	—	(2,494)		(88)		—		—		(2,582)
Net income	—	127,762		4,436		21,012		165		153,375
Redemption of limited partners common units for common shares	(82,621)	1,480		(1,480)		—		—		—
Balance at December 31, 2010	3,928,733	2,082,186	—	67,621	—	287,959	—	786	—	2,438,552
Contributions from partners	—	55,103	—	—	—	—	—	3,500	—	58,603
Distributions to partners	—	(219,480)	—	(7,280)	—	(21,069)	—	—	—	(247,829)
Foreign currency translation adjustment	—	(274)	—	(6)	—	—	—	—	—	(280)
Net income	—	183,999	—	6,153	—	21,069	—	(511)	—	210,710
Redemption of limited partners common units for common shares	(119,987)	2,060	—	(2,060)	—	—	—	—	—	—
Balance at December 31, 2011	3,808,746	$2,103,594		$64,428		$287,959		$3,775		$2,459,756

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$210,710	$153,375	$78,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,714	174,013	172,575
Amortization of deferred financing costs	5,190	6,339	5,101
Impairment charges - investment in unconsolidated joint ventures and other	—	378	98,252
Debt extinguishment gain	—	—	(1,547)
Equity in earnings of unconsolidated joint ventures	(3,496)	(2,296)	(2,161)
Distributions from unconsolidated joint ventures	551	657	663
Gain on property dispositions	(65,607)	(11,473)	(19,546)
Noncash compensation	10,555	11,595	12,905
Changes in operating assets and liabilities:
Restricted cash	(14,114)	(7,294)	(1,189)
Accounts receivable	(1,320)	(850)	4,191
Deferred rent receivable	(6,566)	(13,581)	(13,414)
Prepaid expenses and other assets	6,027	(7,597)	3,699
Accounts payable	(229)	(7,399)	(1,099)
Accrued interest	(5,674)	(1,430)	(5,223)
Other liabilities	9,983	(2,173)	(24,998)
Net cash provided by operating activities	317,724	292,264	307,201
INVESTING ACTIVITIES
Investment in properties – acquisitions	(233,568)	(43,505)	—
Investment in properties – other	(75,834)	(75,857)	(58,871)
Investments in and advances to unconsolidated joint ventures	(11,195)	(1,870)	(5,132)
Distributions from unconsolidated joint ventures	11,364	6,776	20,721
Net proceeds from disposition of properties/land	390,754	35,934	190,534
Net (advances on) proceeds from public reimbursement receivable/escrow	(10,237)	18,917	(23,238)
Investment in development in progress	(48,628)	(7,481)	(79,586)
Investment in land held for development	(52,868)	(6,086)	(29,391)
Investment in deferred leasing costs	(26,011)	(30,289)	(29,369)
Net cash used in investing activities	(56,223)	(103,461)	(14,332)
FINANCING ACTIVITIES
Redemption of preferred units	(9,060)	—	—
Proceeds from unsecured notes	—	366,000	—
Repayments of unsecured notes	(246,500)	(169,739)	(287,179)
Proceeds from mortgage loans	—	743	330,250
Repayments of mortgage loans	(29,860)	(156,890)	(54,864)
Proceeds from credit facility	650,500	338,500	199,150
Repayments on credit facility	(511,100)	(478,500)	(319,150)
Increase in deferred financing costs	(3,023)	(9,697)	(5,550)
Capital contributions	44,552	37,434	293,814
Distributions to partners	(247,022)	(243,693)	(230,504)
Net cash used in financing activities	(351,513)	(315,842)	(74,033)
Net (decrease) increase in cash and cash equivalents	(90,012)	(127,039)	218,836
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(193)	(1,998)	2,816
Cash and cash equivalents at beginning of year	108,409	237,446	15,794
Cash and cash equivalents at end of year	$18,204	$108,409	$237,446

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2011
1.     ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.8% of the common equity of the Operating Partnership at December 31, 2011. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” or “us” means the Trust and Operating Partnership collectively.
All square footage amounts are unaudited.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("US GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements of the Company include the Trust, the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the noncontrolling shareholders. All significant intercompany transactions and accounts have been eliminated.
Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation including reclassifying the accompanying consolidated statements of operations for discontinued operations.
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Capital improvements	15 - 20 years
Equipment	5 - 10 years
Tenant improvements	Term of the related lease
Expenditures directly related to the acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805"), effective January 1, 2009, certain acquisition-related costs are expensed as incurred. Expenditures for maintenance and repairs are charged to operations as incurred.
In accordance with ASC 805, the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. Lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships.
The Company considers any renewal options in determining the lease term in accordance with the definition included in ASC 840, "Leases." To the extent a lease includes a tenant option to renew or extend the duration of the lease at a fixed or determinable rental rate, the Company evaluates whether or not that option represents a bargain renewal option by analyzing if there is reasonable assurance at the acquisition date that the tenant will exercise the option because the rental rate is sufficiently lower than the expected rental rate for equivalent property under similar terms and conditions at the exercise date.
The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangibles relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases. This calculation includes both the remaining noncancelable period and any bargain renewal option periods.
Once a property is designated as held for sale, no further depreciation expense is recorded. Operations for properties identified as held for sale and/or sold where no continuing involvement exists are presented in discontinued operations for all periods presented.
The Company evaluates its real estate investments upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If indicators of impairment are identified, the Company estimates the future undiscounted cash flows from the use and eventual disposition of the property and compares this amount to the carrying value of the property. If any real estate investment is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value.
Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets and the Company's share of net income from the joint ventures is included in the accompanying consolidated statements of operations.
On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investments is determined using a discounted cash flow model which is a Level III valuation under ASC 820, "Fair Value Measurement." The Company considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the values estimated by management in its impairment analyses may not be realized.
During the year ended December 31, 2009, the Company recognized impairment charges related to the decline in the fair values below the carrying values of certain of the Company's investments in unconsolidated joint ventures. The Company considered the decline in fair value below the carrying value of $78.8 million to be other-than-temporary. The investment in unconsolidated joint ventures was impaired for the following reportable segments as of December 31, 2009 (in thousands):

Reportable Segment	Impairment Amount
Central	$6,963
Metro	64,060
United Kingdom	7,779
Total	$78,802
No impairment losses on unconsolidated joint ventures were recognized during the years ended December 31, 2011 or 2010.
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
Accounts Receivable/Deferred Rent Receivable
The Company's accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company's deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments due under the terms of tenant leases. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable and deferred rent receivable balances are collectible. Based on this review, accounts receivable and deferred rent receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance or the deferred rent receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.
The allowance for doubtful accounts at December 31, 2011 and 2010 was $7.5 million and $11.3 million, respectively. The Company had a net recovery of bad debts of $1.9 million for the year ended December 31, 2011 and bad debt expense of $3.9 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.
Goodwill
Goodwill represented the amounts paid in excess of the fair value of the net assets acquired in connection with the acquisition of Republic Property Trust in October 2007. Pursuant to ASC 350, "Intangible - Goodwill and Other" ("ASC 350"), goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic Property Trust, goodwill and other intangibles of $15.7 million were recorded. The goodwill was assigned to the Metro Washington, D.C. operation ("reporting unit") which is part of the Metro reportable segment. The Company assessed goodwill for impairment annually in November and in interim periods if certain events occurred indicating the carrying value may be impaired. The Company performed its analysis for potential impairment of goodwill in accordance with ASC 350 in November 2009, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. The estimated fair value of the reporting unit is determined using a discounted cash flow model which considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. An impairment loss of $15.7 million was recognized during the year ended December 31, 2009 and there is no longer any goodwill in the Company's consolidated balance sheets.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, "Revenue Recognition," when the following conditions are met:

a.	the termination agreement is executed,

b.	the termination fee is determinable,

c.	all landlord services pursuant to the terminated lease have been rendered, and

d.	collectability of the termination fee is assured.
Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized on a straight line basis over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2011 for comparable loans, is greater than the aggregate carrying value by approximately $131.8 million at December 31, 2011.
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
Several of the Company's subsidiaries are taxable REIT subsidiaries (each a "TRS") and are subject to federal income taxes. In general, a TRS may perform additional services for tenants and generally may engage in real estate or non-real estate businesses that are not permitted REIT activities. The Company is also taxed in certain states, the United Kingdom, and Luxembourg. Accordingly, the Company has recognized federal, state and foreign income taxes in accordance with US GAAP, as applicable.
There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company's policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There were no interest or penalties deducted in any of the years ended December 31, 2011, 2010 and 2009 and no interest and penalties accrued at December 31, 2011 or December 31, 2010.
Certain of the Company's taxable REIT subsidiaries had net operating loss carryforwards available of approximately $19.3 million as of December 31, 2011. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2007.
The Federal tax cost basis of the real estate was $5.8 billion and $5.6 billion at December 31, 2011 and 2010, respectively.
Share Based Compensation
Share based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees' requisite service period.
Recently Issued Accounting Standards
ASU 2011-04
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS” (“ASU 2011-04”), which amends ASC 820 to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring financial assets at fair value, including the disclosures regarding these measurements.
ASU 2011-04 is effective for the Company beginning January 1, 2012. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position or results of operations.
ASU 2011-05
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), which is intended to lead to converging guidance under US GAAP and IFRS related to presentation of comprehensive income. ASU 2011-05 is effective for the Company beginning January 1, 2012 and the provisions of ASU 2011-05 will be adopted retrospectively. In adopting ASU 2011-05, the Company will be required to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its financial position or results of operations.

3.     INCOME PER COMMON SHARE OF THE TRUST

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	2011			2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$115,469	114,755	$1.00	$105,172	112,924	$0.93
Dilutive shares for long-term compensation plans	—	748		—	682
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	115,469	115,503	$1.00	105,172	113,606	$0.92
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	68,530	114,755	$0.60	22,590	112,924	$0.20
Dilutive shares for long-term compensation plans	—	748		—	682
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	68,530	115,503	$0.59	22,590	113,606	$0.20
Basic income per common share
Net income available to common shareholders	183,999	114,755	$1.60	127,762	112,924	$1.13
Dilutive shares for long-term compensation plans	—	748		—	682
Diluted income per common share
Net income available to common shareholders	$183,999	115,503	$1.59	$127,762	113,606	$1.12

	2009
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$9,623	107,550	$0.09
Dilutive shares for long-term compensation plans	—	452
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	9,623	108,002	$0.09
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	46,753	107,550	$0.43
Dilutive shares for long-term compensation plans	—	452
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	46,753	108,002	$0.43
Basic income per common share
Net income available to common shareholders	56,376	107,550	$0.52
Dilutive shares for long-term compensation plans	—	452
Diluted income per common share
Net income available to common shareholders	$56,376	108,002	$0.52

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share as the exercise price was higher than the average share price of the Company in 2011, 2010 and 2009 were 1,685,000, 1,433,000 and 2,661,000, respectively.
During the years ended December 31, 2011, 2010 and 2009, 256,000, 315,000 and 187,000 common shares, respectively, were issued upon the exercise of options.
During the years ended December 31, 2011, 2010 and 2009, individuals acquired 119,987, 82,621 and 63,613 common shares, respectively, in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

4.    INCOME PER COMMON UNIT OF THE OPERATING PARTNERSHIP

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	2011			2010
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$140,382			$129,837
Less: Preferred unit distributions	(21,069)			(21,012)
Basic income from continuing operations
Income from continuing operations available to common unitholders	119,313	118,624	$1.00	108,825	116,871	$0.93
Dilutive units for long-term compensation plans	—	748		—	682
Diluted income from continuing operations
Income from continuing operations available to common unitholders	119,313	119,372	$1.00	108,825	117,553	$0.92
Basic income from discontinued operations
Discontinued operations	70,839	118,624	$0.60	23,373	116,871	$0.20
Dilutive units for long-term compensation plans	—	748		—	682
Diluted income from discontinued operations
Discontinued operations	70,839	119,372	$0.59	23,373	117,553	$0.20
Basic income per common unit
Income available to common unitholders	190,152	118,624	$1.60	132,198	116,871	$1.13
Dilutive units for long-term compensation plans	—	748		—	682
Diluted income per common unit
Income available to common unitholders	$190,152	119,372	$1.59	$132,198	117,553	$1.12

	2009
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$31,035
Less: Preferred unit distributions	(21,012)
Basic income from continuing operations
Income from continuing operations available to common unitholders	10,023	111,568	$0.09
Dilutive units for long-term compensation plans	—	452
Diluted income from continuing operations
Income from continuing operations available to common unitholders	10,023	112,020	$0.09
Basic income from discontinued operations
Discontinued operations	48,466	111,568	$0.43
Dilutive units for long-term compensation plans	—	452
Diluted income from discontinued operations
Discontinued operations	48,466	112,020	$0.43
Basic income per common unit
Income available to common unitholders	58,489	111,568	$0.52
Dilutive units for long-term compensation plans	—	452
Diluted income per common unit
Income available to common unitholders	$58,489	112,020	$0.52

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit as the exercise price was higher than the average unit price of the Company in 2011, 2010 and 2009 were 1,685,000, 1,433,000 and 2,661,000, respectively.
During the year ended December 31, 2011, 2010 and 2009, 256,000, 315,000 and 187,000 common units, respectively, were issued upon the exercise of options.
During the year ended December 31, 2011, 2010 and 2009, individuals acquired 119,987, 82,621 and 63,613 common shares of the Trust in exchange for the same number of common units of the Operating Partnership. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

5.     OTHER COMPREHENSIVE INCOME OF THE TRUST

The functional currency of the Trust's United Kingdom operations is pounds sterling. The Trust translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive loss as a separate component of shareholders' equity and non-controlling interest - common units. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive loss consists solely of the foreign currency translation adjustments described above. Other comprehensive loss was $0.3 million and $2.6 million for the years ended December 31, 2011 and 2010, respectively, compared to income of $8.0 million for the year ended December 31, 2009. Upon sale or upon complete or substantially complete liquidation of the Trust's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive loss and noncontrolling interest-common units.

Total comprehensive income for the years ended December 31, 2011, 2010 and 2009 was $210.4 million, $150.8 million and $87.0 million, respectively.

6.    OTHER COMPREHENSIVE INCOME OF THE OPERATING PARTNERSHIP

The functional currency of the Operating Partnership’s United Kingdom operations is pounds sterling. The Operating Partnership translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units and limited partners’ equity-common units. Other comprehensive loss was $0.3 million and $2.6 million for the years ended December 31, 2011 and 2010, respectively, compared to income of $8.0 million for the year ended December 31, 2009. Upon sale or upon complete or substantially complete liquidation of the Operating Partnership's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity - common units and limited partners’ equity – common units.

Total comprehensive income for the years ended December 31, 2011, 2010 and 2009 was $210.4 million, $150.8 million and $87.0 million, respectively.
7.     REAL ESTATE
The Company owns and operates industrial and office properties. The carrying value of these properties by type as of December 31, 2011 and 2010 is as follows (in thousands):

	Land	Building
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2011
Industrial properties	$404,788	$1,897,253	$2,302,041	$465,695
Office properties	451,995	2,219,926	2,671,921	596,535

2011 Total	$856,783	$4,117,179	$4,973,962	$1,062,230

2010
Industrial properties	$367,543	$1,731,557	$2,099,100	$409,863
Office properties	433,728	2,171,334	2,605,062	528,181

2010 Total	$801,271	$3,902,891	$4,704,162	$938,044
Depreciation expense was $144.3 million in 2011, $147.3 million in 2010 and $144.5 million in 2009.
Information on the operating properties the Company sold during the years ended December 31, 2011 and 2010 is as follows:

2011 Sales

	Number of	Leaseable
Reportable Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	1	35,212	$3,882
Lehigh/Central PA	32	1,422,501	124,000
Northeast - Other	2	91,698	11,351
Central	6	919,480	71,301
South	21	1,750,489	154,656
Total	62	4,219,380	$365,190
2010 Sales

	Number of	Leaseable
Reportable Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	2	63,925	$5,987
Lehigh/Central PA	2	146,800	7,216
Northeast - Other	1	39,151	5,100
Central	1	26,660	523
South	4	401,791	10,190
Total	10	678,327	$29,016

8.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
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
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company's Northeast-Other reportable segment.
As of December 31, 2011, the joint venture owned 23 industrial properties totaling 3.1 million square feet and 43 acres of developable land.
The Company recognized $614,000, $611,000 and $682,000 in fees for services during the years ended December 31, 2011, 2010 and 2009, respectively.
Kings Hill Unit Trust
The Company has a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2011, the joint venture owned five industrial properties and 10 office properties totaling 535,000 square feet.
The Company had notes receivable from Kings Hill Unit Trust for an aggregate of $10.8 million and $4.3 million as of December 31, 2011 and 2010, respectively. The notes receivable bear interest at rates of 2% to 10% and are due in January 2017. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

The Company had a receivable from Kings Hill Unit Trust for $137,000 and $147,000 as of December 31, 2011 and 2010, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.
Income from fees and interest was $427,000, $465,000 and $492,000 during the years ended December 31, 2011, 2010 and 2009, respectively.
Liberty Illinois, LP
The Company has a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company's Central reportable segment.
As of December 31, 2011, the joint venture owned 15 industrial properties totaling 5.1 million square feet and 335 acres of developable land.
The Company recognized $635,000, $596,000 and $890,000 in fees for services during the years ended December 31, 2011, 2010 and 2009, respectively.
Blythe Valley JV Sarl
The Company has a 20% interest in Blythe Valley JV Sarl, an entity engaged in the ownership of office properties in the West Midlands, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2011, the joint venture owned 12 office properties totaling 457,000 square feet and 98 acres of developable land.
The Company had notes receivable from Blythe Valley JV Sarl for an aggregate of $12.4 million and $8.5 million as of December 31, 2011 and 2010, respectively. The notes receivable bear interest at rates of 2% to 10% and are due in December 2017. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Blythe Valley JV Sarl for $151,000 and $101,000 as of December 31, 2011 and 2010, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.
The Company recognized $335,000, $316,000 and $376,000 in fees for services during the years ended December 31, 2011, 2010 and 2009, respectively.
Liberty Washington, LP
The Company has a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Northern Virginia and Washington, D.C. This joint venture is part of the Company's Metro reportable segment.
As of December 31, 2011, the joint venture owned 25 office properties totaling 2.6 million square feet and six acres of developable land.
The Company had a payable to Liberty Washington, LP for $223,000 and $236,000 as of December 31, 2011 and 2010, respectively. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Liberty Washington, LP for $1.2 million and $2.0 million as of December 31, 2011 and 2010, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $4.0 million, $4.0 million and $4.1 million in interest and fees for services during the years ended December 31, 2011, 2010 and 2009, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
The Company has a 20% interest in Liberty/Commerz 1701 JFK Boulevard, LP ("Liberty/Commerz"), an entity engaged in the ownership of a 1.25 million square foot office tower in Philadelphia, Pennsylvania. This joint venture is part of the Company's Metro reportable segment.
The Company had a receivable from this joint venture for $2.2 million and $2.6 million as of December 31, 2011 and 2010,

respectively. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from this joint venture for $272,000 and $420,000 as of December 31, 2011 and 2010, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.
The Company recognized $2.1 million, $2.0 million and $1.9 million in fees for services during the years ended December 31, 2011, 2010, and 2009 respectively.
Other Joint Ventures
As of December 31, 2011, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has four operating properties and an investment in land held for development and is part of the Company's South reportable segment. One of these joint ventures has one operating property and an investment in land held for development and is part of the Company's United Kingdom reportable segment. The other joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company's United Kingdom reportable segment. As of December 31, 2011 and 2010, the Company had a $3.1 million note payable due to this joint venture. The note payable is interest free and is due upon written notice from the joint venture.
The Company's share of each of the joint venture's earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations.
Summary Financial Data
The condensed balance sheets as of December 31, 2011 and 2010 and condensed statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty/Commerz and other unconsolidated joint ventures for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):
Condensed Balance Sheets:

	December 31, 2011
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Real estate assets	$126,996	$183,097	$256,441	$192,847	$917,879	$493,737	$68,363	$2,239,360
Accumulated depreciation	(25,466)	(18,510)	(30,633)	(18,781)	(93,569)	(55,588)	(5,242)	(247,789)
Real estate assets, net	101,530	164,587	225,808	174,066	824,310	438,149	63,121	1,991,571
Land held for development	2,760	—	42,670	36,868	2,000	—	14,929	99,227
Other assets	10,386	11,528	12,667	10,640	58,125	51,043	24,852	179,241
Total assets	$114,676	$176,115	$281,145	$221,574	$884,435	$489,192	$102,902	$2,270,039

Debt	$74,651	$112,835	$140,400	$184,436	$349,234	$324,000	$44,691	$1,230,247
Other liabilities	3,291	71,539	6,683	73,737	23,995	11,069	8,204	198,518
Equity	36,734	(8,259)	134,062	(36,599)	511,206	154,123	50,007	841,274
Total liabilities and equity	$114,676	$176,115	$281,145	$221,574	$884,435	$489,192	$102,902	$2,270,039

Company's net investment in
unconsolidated joint ventures (1)	$8,428	$9,634	$21,348	$3,663	$74,893	$31,615	$25,106	$174,687

	December 31, 2010
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Real estate assets	$133,443	$183,763	$252,140	$202,544	$909,485	$493,196	$68,614	$2,243,185
Accumulated depreciation	(23,764)	(15,861)	(24,436)	(14,887)	(71,513)	(41,733)	(3,786)	(195,980)
Real estate assets, net	109,679	167,902	227,704	187,657	837,972	451,463	64,828	2,047,205
Land held for development	2,741	—	42,698	36,897	2,000	—	21,848	106,184
Other assets	11,475	6,480	13,514	12,221	55,138	49,457	28,959	177,244
Total assets	$123,895	$174,382	$283,916	$236,775	$895,110	$500,920	$115,635	$2,330,633

Debt	$75,801	$140,859	$140,400	$192,132	$347,990	$324,000	$53,996	$1,275,178
Other liabilities	2,686	41,058	5,897	67,060	34,161	10,775	10,927	172,564
Equity	45,408	(7,535)	137,619	(22,417)	512,959	166,145	50,712	882,891
Total liabilities and equity	$123,895	$174,382	$283,916	$236,775	$895,110	$500,920	$115,635	$2,330,633

Company's net investment in
unconsolidated joint ventures (1)	$10,600	$3,286	$21,959	$2,298	$74,345	$34,355	$25,073	$171,916

(1)
Differences between the Company's net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of impairments related to the Company's investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. These adjustments have resulted in an aggregate difference reducing the Company's investments in unconsolidated joint ventures by $42.7 million as of December 31, 2011. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

Condensed Statements of Operations:

	Year Ended December 31, 2011
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$17,008	$16,389	$20,245	$13,950	$76,811	$62,225	$7,212	$213,840
Operating expense	5,912	3,372	8,055	3,942	27,074	20,575	1,869	70,799
	11,096	13,017	12,190	10,008	49,737	41,650	5,343	143,041

Interest	(5,472)	(5,979)	(8,348)	(14,991)	(22,998)	(20,445)	(3,169)	(81,402)
Depreciation and amortization	(4,088)	(4,219)	(7,342)	(4,951)	(28,618)	(15,494)	(1,793)	(66,505)
Other income/(expense)	985	(511)	(56)	(191)	125	(2,046)	(509)	(2,203)
Gain (loss) on sale	1,515	—	—	(1,605)	—	—	1,253	1,163
Net income (loss)	$4,036	$2,308	$(3,556)	$(11,730)	$(1,754)	$3,665	$1,125	$(5,906)

Company's equity in earnings (loss)
of unconsolidated joint ventures	$1,212	$637	$(394)	$(1,898)	$1,889	$1,314	$736	$3,496

	Year Ended December 31, 2010
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$17,089	$15,980	$20,160	$13,270	$72,824	$61,444	$7,276	$208,043
Operating expense	7,352	2,471	7,782	3,401	25,614	21,417	1,271	69,308
	9,737	13,509	12,378	9,869	47,210	40,027	6,005	138,735

Interest	(5,879)	(3,078)	(7,966)	(14,783)	(20,486)	(20,445)	(3,485)	(76,122)
Depreciation and amortization	(5,099)	(4,197)	(7,051)	(5,315)	(29,132)	(15,479)	(1,979)	(68,252)
Other income/(expense)	11	(564)	(48)	(289)	165	(781)	20	(1,486)
Net (loss) income	$(1,230)	$5,670	$(2,687)	$(10,518)	$(2,243)	$3,322	$561	$(7,125)

Company's equity in (loss) earnings of
unconsolidated joint ventures	$(107)	$1,317	$(174)	$(1,980)	$1,624	$1,157	$459	$2,296

	Year Ended December 31, 2009
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$18,407	$16,197	$22,191	$13,325	$74,850	$61,094	$4,928	$210,992
Operating expense	6,559	2,649	8,350	6,120	26,159	21,170	2,435	73,442
	11,848	13,548	13,841	7,205	48,691	39,924	2,493	137,550

Interest	(4,992)	(7,674)	(7,469)	(13,084)	(17,086)	(20,455)	(2,915)	(73,675)
Depreciation and amortization	(4,255)	(4,559)	(7,117)	(5,576)	(30,727)	(15,498)	(1,594)	(69,326)
Other income/(expense)	131	(602)	(50)	(175)	280	(378)	156	(638)
Impairment charges	—	—	—	—	(39,380)	—	—	(39,380)
Net income (loss)	$2,732	$713	$(795)	$(11,630)	$(38,222)	$3,593	$(1,860)	$(45,469)

Company's equity in earnings (loss)
of unconsolidated joint ventures	$905	$334	$181	$(1,318)	$1,649	$1,241	$(831)	$2,161
9.     DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010

Deferred leasing costs	$187,042	$167,712
Deferred financing costs	40,885	42,190
In-place lease value and related intangible asset	26,334	26,778
	254,261	236,680
Accumulated amortization	(124,051)	(108,144)
Total	$130,210	$128,536

10.     INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under a credit facility. The weighted average interest rates for the years ended December 31, 2011, 2010 and 2009 were 5.8%, 6.2% and 6.2%, respectively. Interest costs during the years ended December 31, 2011, 2010 and 2009 in the amount of $3.0 million, $929,000 and $7.6 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2011, 2010 and 2009 was $134.3 million, $145.8 million and $159.7 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading "Credit Facility." As of December 31, 2011, the Company was in compliance with all financial covenants.
The scheduled principal amortization and maturities of the Company's mortgage loans, unsecured notes outstanding and the Credit Facility (as defined below) and the related weighted average interest rates at December 31, 2011 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate

2012	$4,931	$30,114	$230,100	$—	$265,145	6.47%
2013	4,582	4,510	—	—	9,092	5.73%
2014	4,965	2,684	200,000	—	207,649	5.66%
2015	4,511	44,469	316,000	139,400	504,380	4.15%
2016	3,068	182,318	300,000	—	485,386	6.10%
2017	2,318	2,349	296,543	—	301,210	6.61%
2018	—	—	100,000	—	100,000	7.50%
2019	—	—	—	—	—	—
2020	—	—	350,000	—	350,000	4.75%
	$24,375	$266,444	$1,792,643	$139,400	$2,222,862	5.58%
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2012 to 2017 are collateralized by and in some instances cross-collateralized by properties with a net book value of $510.7 million as of December 31, 2011.
The interest rates on $2,067.5 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.8 years.
Credit Facility

The Company has maintained an unsecured credit facility throughout 2009, 2010 and 2011. During that period the Company has replaced, restated and amended its credit facility. This activity has resulted in changes to due dates, borrowing costs and covenant calculations. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company's present ratings, borrowings under the Credit Facility are priced at LIBOR plus 107.5 basis points. The Credit Facility expires in November 2015 and the Company has a one-year extension option. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $139.4 million of borrowings outstanding as of December 31, 2011 was 1.48%. There is also a 20 basis point annual facility fee on the current borrowing capacity. The Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60% and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
Activity

In March 2011, the Company used proceeds from its Credit Facility together with available cash on hand to repay $246.5 million principal value of 7.25% senior notes.

In October 2011, the Company replaced its existing $500 million Credit Facility which was due November 2013 with a new Credit Facility. The new facility is for $500 million. It matures in November 2015 and has a one-year extension option. Based upon the Company's current credit ratings, borrowings under the new facility currently bear interest at LIBOR plus 107.5 basis points.
During the year ended December 31, 2010, the Company used available cash and proceeds from its Credit Facility to repay $119.3 million principal value of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%. The Company incurred a $1.2 million prepayment penalty and wrote off $936,000 in deferred financing costs in conjunction with the prepayment of these loans. These costs are included as interest expense in the accompanying consolidated statements of operations.
During the year ended December 31, 2010, the Company used proceeds from its Credit Facility to repay $169.7 million principal value of 8.50% senior notes due August 2010.
During the year ended December 31, 2010, the Company replaced its existing $600 million Credit Facility with a $500 million

Credit Facility. Based upon the Company's then-current credit ratings, borrowings under the new facility bore interest at LIBOR plus 230 basis points.
During the year ended December 31, 2010, the Company issued $350 million of 10-year, 4.75% senior notes. The net proceeds from this issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes.
During the year ended December 31, 2009, the Company satisfied a 7.75% senior note due April 2009 in full by paying $238.6 million in outstanding principal amount and satisfied an 8.125% medium term unsecured note due January 2009 in full by paying $20.0 million in outstanding principal amount.
During the year ended December 31, 2009, the Company purchased $11.4 million of its 7.75% senior notes due April 2009, $6.9 million of its 8.50% senior notes due August 2010, $3.5 million of its 7.25% senior notes due March 2011, $4.9 million of its 6.375% senior notes due August 2012 and $3.5 million of its 6.625% senior notes due October 2017. These notes were purchased at a $1.5 million aggregate discount. The discount is included in net income as debt extinguishment gain.
During the year ended December 31, 2009, the Company closed on mortgages totaling $330.3 million bearing interest at an average rate of 7.1%. The net proceeds of these mortgages were used to pay down outstanding borrowings under the Credit Facility and for general corporate purposes.
11.     LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$471,541
2013	418,995
2014	352,486
2015	288,527
2016	230,557
Thereafter	677,843

TOTAL	$2,439,949
In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
12.     NONCONTROLLING INTEREST - OPERATING PARTNERSHIP / LIMITED PARTNERS' EQUITY - PREFERRED UNITS
As of December 31, 2011, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are callable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
In addition to the units listed above, during the year ended December 31, 2011, the Company issued 362,369 Series I-1 preferred units for $9.1 million. These units were redeemed by the holder prior to December 31, 2011.
Preferred distributions related to these units were $57,000 for the year ended December 31, 2011.

13.     SHAREHOLDERS' EQUITY - TRUST
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $226.0 million, $222.6 million and $209.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. On a per share basis, the Company paid common share and common unit distributions of $1.90 during each of the years ended December 31, 2011, 2010 and 2009.
The following unaudited table summarizes the taxability of common share distributions (taxability for 2011 is estimated):

	2011	2010	2009

Ordinary dividend	$1.4300	$1.4812	$1.6772
Qualified dividend	—	—	—
Capital gain - 15%	0.1708	—	0.0976
IRC Sec 1250 unrecapture gain - 25%	0.2992	0.0128	0.1252
Return of capital	—	0.4060	—

Total	$1.9000	$1.9000	$1.9000
The Company's tax return for the year ended December 31, 2011 has not been filed. The taxability information presented for the 2011 distributions is based upon the best available data. The Company's prior federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Common Shares Held in Treasury
The Company has a share repurchase plan under which the Company may purchase up to $100 million of the Company's common shares and preferred shares (as defined below).
The Company purchased no common shares under the share repurchase plan during 2011, 2010 or 2009.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2011 have the same economic characteristics as common shares of the Trust. The 3,808,746 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,808,746 outstanding common units based on the closing price of the common shares of the Company at December 31, 2011 was $117.6 million.
No common units were issued in connection with acquisitions during 2011, 2010 or 2009.
Preferred units
In addition to the preferred units identified above (see Note 12), the Trust has outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Equity Preferred Units”):

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

The Equity Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.

The Company paid the following Equity Preferred Unit distributions for the years ended December 31:

	2011	2010	2009
Distributions (in millions)	$21.0	$21.0	$21.0
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series E	$3.50	$3.50	$3.50
Series F	$3.33	$3.33	$3.33
Series G	$3.35	$3.35	$3.35
Series H	$1.85	$1.85	$1.85
As of December 31, 2011, the Company had 6,273,000 authorized but unissued preferred shares.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2011, 2010, and 2009, 1,181,776, 915,363, and 304,587 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
Continuous Equity Offering
During the year ended December 31, 2009, the Company sold 12.8 million common shares pursuant to a continuous offering program. The net proceeds from the offering of $283.2 million were used for general corporate purposes, including the funding of maturing senior note obligations. The Company did not sell any common shares pursuant to a continuous offering program during 2011 or 2010.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.

14.     OWNERS' EQUITY - OPERATING PARTNERSHIP

Common units
General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of December 31, 2011 have the same economic characteristics as common shares of the Trust. The 3,808,746 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,808,746 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,808,746 outstanding common units at December 31, 2011 based on the closing price of the common shares of the Company at December 31, 2011 was $117.6 million.

Preferred units
The following are the Equity Preferred Units of the Operating Partnership:

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

The Equity Preferred Units are callable at the Operating Partnership's option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.
The Operating Partnership paid the following Equity Preferred Unit distributions for the years ended December 31:

	2011	2010	2009
Distributions (in millions)	$21.0	$21.0	$21.0
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series E	$3.50	$3.50	$3.50
Series F	$3.33	$3.33	$3.33
Series G	$3.35	$3.35	$3.35
Series H	$1.85	$1.85	$1.85
Continuous Equity Offering
During the year ended December 31, 2009, the Operating Partnership sold 12.8 million common units pursuant to a continuous offering program. The net proceeds from the offering of $283.2 million were used for general corporate purposes, including the funding of maturing senior note obligations. The Operating Partnership did not sell any common units pursuant to a continuous offering program during 2011 or 2010.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.
15.     EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to 3% of the employees' salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $768,000, $788,000 and $802,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
16.     SHARE BASED COMPENSATION
Compensation Plans
The Company has a share-based compensation plan (the "Plan") which is utilized to compensate key employees, non-employee trustees and consultants. In addition, the Company has a 2008 Long-Term Incentive Plan (the "2008 Plan") which is applicable to the Company's executive officers. Pursuant to both the Plan and the 2008 Plan, grants of stock options and restricted stock units have been made.
Options
The Company has authorized the grant of options under the Plan and the 2008 Plan of up to 21.1 million common shares of the Company. All options granted have 10-year terms and most options vest and are expensed over a three-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $2.0 and $1.5 million, respectively.
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.1%	2.3%	1.6%
Dividend yield	6.1%	7.6%	8.5%
Historical volatility factor	0.366	0.357	0.325
Weighted-average expected life	5 years	5 years	5 years
A summary of the Company's share option activity, and related information for the year ended December 31, 2011 follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding January 1, 2011	3,323	$33.06
Granted	253	33.51
Exercised	(256)	29.63
Forfeited	(9)	28.28
Outstanding December 31, 2011	3,311	$33.37
Exercisable at December 31, 2011	2,435	$34.85
The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $6.17, $5.00 and $2.30, respectively. Exercise prices for options outstanding as of December 31, 2011 ranged from $20.32 to $49.74. The weighted average remaining contractual life of the options outstanding and exercisable at December 31, 2011 was 5.4 years and 4.4 years, respectively.
During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $900,000, $1.4 million and $1.7 million, respectively. As of December 31, 2011, 1.9 million of the options outstanding and exercisable had an exercise price higher than the closing price of the Company's common shares and are considered to have no intrinsic value at that date. As of December 31, 2011, 560,000 options outstanding and exercisable had an exercise price lower than the closing price of the Company's common shares. The aggregate intrinsic value of these options was $2.8 million at that date. The total cash received from the exercise of options for the years ended December 31, 2011, 2010 and 2009 was $7.6 million, $8.5 million and $4.3 million, respectively. The Company has historically issued new shares to satisfy share option exercises.
As of December 31, 2011, there was $1.0 million of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.7 years.
Long Term Incentive Shares ("LTI")
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
During 2011, 2010 and 2009, the Company granted Restricted Stock Units to the executive officers pursuant to the 2008 Plan. A portion of the Restricted Stock Unit will vest from 50% to 200% at the end of a three year period based on whether our total return exceeds the average total returns of a selected group of peer companies ("First Portion"). The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 146%, 141% and 175% as of December 2011, 2010 and 2009, respectively, of the market value of a common share as of the grant date and is amortized over the respective three year period subject to certain accelerated vesting due to the age and years of service of certain executive officers. Another portion of the Restricted Stock Unit will vest from 50% to 200% at the end of a three year period based on the amount of the Company's Funds from operations ("Second Portion"). Targets are established for each of the three years in the relevant award period. Depending on how each year's performance compares to the projected performance for that year, the Restricted Stock Units are deemed earned and will be payable to the executive officer at the end of the award period. The fair value of the Second Portion is based on the market value of a common share as of the grant date and is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that is anticipated to occur at those dates also subject to certain accelerated vesting provisions as described above.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2011, 2010 and 2009 were $8.2 million, $6.6 million and $8.1 million, respectively.
The Company's restricted LTI share activity for the year ended December 31, 2011 is as follows:

	Shares (000s)	Weighted Avg. Grant Date Fair value
Nonvested at January 1, 2011	729	$29.03
Granted	217	33.62
Vested	(199)	30.95
Forfeited	(2)	28.82
Nonvested at December 31, 2011	745	$29.86
The weighted average fair value of restricted shares granted during the years ended December 31, 2011, 2010 and 2009 was $33.62 per share, $32.65 per share and $20.52 per share, respectively. As of December 31, 2011, there was $9.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of restricted shares vested during the years ended December 31, 2011, 2010 and 2009 was $6.2 million, $3.9 million and $4.4 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash ("Bonus Shares"). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2011, 2010 and 2009 were 85,471, 60,238 and 80,187, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2011, 2010 and 2009 was $2.8 million, $2.0 million and $1.7 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of cash contributions to an investment account depending on Company performance. Prior to 2011, these contributions were made in Company shares. Shares issued in conjunction with the profit sharing plan for the years ended December 31, 2010 and 2009 were 17,769 and 23,849 shares, respectively. Compensation cost related to the profit sharing plan for the years ended December 31, 2011, 2010 and 2009 was $868,000, $387,000 and $582,000 respectively.
An additional 7,899,926, 8,365,493 and 9,142,276 common shares were reserved for issuance for future grants under the Plan at December 31, 2011, 2010 and 2009, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan ("ESPP"). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee's salary, at a 15% discount to fair market value. There were 18,818, 19,043 and 19,137 shares issued, in accordance with the ESPP, during the years ended December 31, 2011, 2010 and 2009, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2011, 2010 and 2009 was $67,000, $78,000 and $131,000, respectively.
17.     COMMITMENTS AND CONTINGENCIES
Environmental Matters
Substantially all of the Properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (together, the “Environmental Assessments”) obtained in contemplation of their acquisition by the Company. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2011, were as follows (in thousands):

Year	Amount
2012	$160
2013	163
2014	158
2015	153
2016	153
2017 though 2071	5,237
Total	$6,024

Operating ground lease expense incurred by the Company during the years December 31, 2011, 2010 and 2009 totaled $322,000, $434,000 and $460,000, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of December 31, 2011 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of December 31, 2011, the Company was obligated to make additional capital contributions to unconsolidated joint ventures of $1.4 million. As of December 31, 2011, the Company had other miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $452,000.
As of December 31, 2011, the Company had letter of credit obligations of $6.3 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of December 31, 2011, the Company had initiated the development of 10 buildings. These buildings are expected to contain a total of 3.1 million square feet of leaseable space and represent an anticipated aggregate investment of $288.7 million. At December 31, 2011, Development in Progress totaled $88.8 million.
As of December 31, 2011, the Company was obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $38.1 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
18.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2011 and 2010 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2011	2011	2011	2011	2010	2010	2010	2010

Operating revenue	$169,801	$166,247	$165,027	$166,519	$164,530	$166,316	$161,789	$164,366
Income from continuing operations	34,316	35,857	38,934	30,764	32,062	35,900	33,576	28,464
Discontinued operations	6,929	5,824	53,907	4,179	4,471	5,106	6,438	7,358
Net income	41,245	41,681	92,841	34,943	36,533	41,006	40,014	35,822
Income per common share - basic (1)	0.30	0.31	0.74	0.25	0.27	0.31	0.30	0.26
Income per common share - diluted (1)	0.30	0.31	0.74	0.25	0.26	0.30	0.29	0.26

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

19.     SEGMENT INFORMATION
The Company operates its portfolio of industrial and office properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. During the year ended December 31, 2011, the Company realigned the reportable segments due to changes in internal reporting responsibilities. As such, the following are considered the Company’s reportable segments:

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
The Company evaluates the performance of its reportable segments based on net operating income. Net operating income includes operating revenue from external customers, real estate taxes, amortization of lease transaction costs and other operating expenses which relate directly to the management and operation of the assets within each reportable segment. The Company's performance measure disclosed in its 2010 annual report on Form 10-K was property level operating income. The primary difference between property level operating income and net operating income is the deduction of amortization of lease transaction costs. Comparative prior periods have been restated to reflect current segment disclosures.
The Company's accounting policies for the segments are the same as those used in the Company's Consolidated Financial Statements. There are no material inter-segment transactions.

The operating information by reportable segment is as follows (in thousands):

	Year ended
	December 31,
	2011	2010	2009
Operating revenue
Northeast - Southeastern PA	$174,063	$181,412	$185,158
Northeast - Lehigh / Central PA	99,311	103,802	101,473
Northeast - Other	70,582	74,660	82,221
Central	126,268	125,501	129,340
South	222,004	232,071	235,021
Metro	28,578	28,617	22,057
United Kingdom	4,408	4,211	4,403
Segment-level operating revenue	725,214	750,274	759,673

Reconciliation to total operating revenues
Discontinued operations	(57,828)	(93,097)	(115,021)
Other	208	(176)	44
Total operating revenue	$667,594	$657,001	$644,696

Net operating income
Northeast - Southeastern PA	$101,982	$108,593	$112,148
Northeast - Lehigh / Central PA	64,786	66,632	65,827
Northeast - Other	35,017	37,234	43,953
Central	68,114	70,386	73,249
South	132,703	136,135	140,361
Metro	19,370	20,713	15,525
United Kingdom	(178)	243	1,293
Segment-level net operating income	421,794	439,936	452,356

Reconciliation to income from continuing operations before income taxes
Interest expense (1)	(131,046)	(149,704)	(151,764)
Depreciation/amortization expense (2)	(106,487)	(109,265)	(109,474)
Gain on property dispositions	5,025	4,616	1,687
Equity in earnings of unconsolidated joint ventures	3,496	2,296	2,161
General and administrative expense (2)	(36,140)	(32,805)	(31,056)
Discontinued operations excluding gain on property dispositions	(10,257)	(16,516)	(30,607)
Impairment charges - investment in unconsolidated joint ventures and other	—	(378)	(82,552)
- goodwill	—	—	(15,700)
Other	(5,494)	(6,442)	(4,031)
Total income from continuing operations before income taxes	$140,891	$131,738	$31,020

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

The Company's operating revenue by product type and by reportable segment for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Industrial	Office	Total	Industrial	Office	Total	Industrial	Office	Total
Northeast - Southeastern PA	$29,290	$144,773	$174,063	$30,515	$150,897	$181,412	$33,382	$151,776	$185,158
Northeast - Lehigh / Central PA	93,193	6,118	99,311	91,826	11,976	103,802	88,398	13,075	101,473
Northeast - Other	18,369	52,213	70,582	20,862	53,798	74,660	21,294	60,927	82,221
Central	61,370	64,898	126,268	57,438	68,063	125,501	63,472	65,868	129,340
South	91,439	130,565	222,004	95,123	136,948	232,071	96,172	138,849	235,021
Metro	7,817	20,761	28,578	7,591	21,026	28,617	3,470	18,587	22,057
United Kingdom	1,288	3,120	4,408	1,263	2,948	4,211	1,294	3,109	4,403
	$302,766	$422,448	725,214	$304,618	$445,656	750,274	$307,482	$452,191	759,673
Reconciliation to total operating revenue
Discontinued operations			(57,828)			(93,097)			(115,021)
Other			208			(176)			44
Total operating revenue			$667,594			$657,001			$644,696

The Company's total assets by reportable segment as of December 31, 2011 and 2010 is as follows (in thousands):

		As of December 31,
		2011	2010
Total assets
	Northeast - Southeastern PA	$842,779	$857,762
	Northeast - Lehigh / Central PA	716,772	749,137
	Northeast - Other	424,005	438,613
	Central	991,776	967,170
	South	1,448,849	1,506,972
	Metro	383,725	281,258
	United Kingdom	144,558	126,597
	Other	37,209	137,290
Total assets		$4,989,673	$5,064,799

The Company's real estate assets by reportable segment as of December 31, 2011 and 2010 is as follows (in thousands):

		As of December 31,
		2011	2010
Real estate assets
	Northeast - Southeastern PA	$780,228	$797,071
	Northeast - Lehigh / Central PA	677,519	632,399
	Northeast - Other	360,043	369,172
	Central	843,844	756,553
	South	1,288,907	1,232,983
	Metro	227,931	138,220
	United Kingdom	41,483	43,531
Total real estate assets		$4,219,955	$3,969,929

The Company incurred the following costs related to its long-lived assets for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Costs incurred on long-lived assets
Northeast - Southeastern PA	$14,851	$9,567	$16,850
Northeast - Lehigh / Central PA	66,472	26,139	24,507
Northeast - Other	9,232	11,974	9,370
Central	119,654	28,042	40,747
South	123,833	53,192	46,340
Metro	98,193	428	17,982
United Kingdom	4,838	4,805	7,465
Total costs incurred on long-lived assets	$437,073	$134,147	$163,261

20.     ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
The operating results and gain on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $365.2 million, $29.0 million and $165.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
A summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates is as follows (in thousands):

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Revenues	$58,145	$93,456	$115,486
Operating expenses	(25,694)	(38,313)	(41,882)
Interest expense	(9,028)	(15,320)	(17,767)
Depreciation and amortization	(13,166)	(23,307)	(25,230)
Income before property dispositions	10,257	16,516	30,607
Gain on property dispositions	60,582	6,857	17,859
Net income	$70,839	$23,373	$48,466

As of December 31, 2011, seven properties totaling 544,000 square feet in the Company's Northeast-Other reportable segment, 18 properties totaling 1.0 million square feet in the Company's Central reportable segment and 17 properties totaling 1.0 million square feet in the Company's South reportable segment were considered to be held for sale.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale to the sum of total net assets plus consolidated debt.
Asset Impairment
During the years ended December 31, 2011, 2010 and 2009, the Company recognized impairment losses of $7.8 million, $1.0 million and $9.5 million, respectively. The 2009 amount excludes $94.5 million in impairment charges recognized in 2009 related to investments in unconsolidated joint ventures and goodwill. See Note 2. The impairment losses are for operating properties or land parcels and were in the reportable segments and for the amounts as indicated below (amounts in thousands):

	Year Ended December 31,
Reportable Segment	2011		2010		2009
Southeastern PA	$—		$(52)	(1)	$—
Lehigh/Central PA	—		—		113
Northeast - Other	538		—		1,138
Central	5,990		511		837
South	1,331		121		4,284
Metro	(30)	(1)	377		3,137
Total	$7,829		$957		$9,509
(1) Represents recovery of estimated sales costs on properties sold.
Impairment losses of $3.2 million were recognized in the fourth quarter of 2011.
For the year ended December 31, 2011, $7.9 million in impairments related to properties sold were included in the caption discontinued operations in the Company's consolidated statement of operations. For the year ended December 31, 2010, $579,000 in impairments related to properties sold were included in the caption discontinued operations in the Company's consolidated statements of operations and $378,000 in impairment was included in the caption impairment charges - investment in unconsolidated joint ventures and other in the Company's consolidated statements of operations. For the year ended December 31, 2009, $5.8 million in impairment related to properties sold was included in the caption discontinued operations in the Company's statement of operations and $3.7 million in impairment was included in the caption impairment charges - investment in unconsolidated joint ventures and other in the Company's consolidated statements of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2011.
21.     SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Write-off of fully depreciated/amortized property and deferred costs	$127,005	$48,373	$76,714
Assumption of mortgage loans	—	2,833	—
Equity contribution from consolidated joint venture partner	3,500	—	—
Issuance of preferred units	16,597	—	—
22.     SUBSEQUENT EVENTS
In February 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million.

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—		$5,813,324	$18,874,059	$4,458,440	$5,816,839	$23,328,984	$29,145,823	$3,120,023	2005	40
200 Boulder Drive	Allentown, PA	—		4,722,683	18,922,645	451,444	4,722,683	19,374,089	24,096,772	3,585,402	2004	40
250 Boulder Drive	Allentown, PA	—		3,599,936	12,099,145	2,176,159	3,717,733	14,157,508	17,875,241	2,861,088	2004	40
400 Nestle Way	Allentown, PA	17,866,621		8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	11,449,353	1997	40
650 Boulder Drive	Allentown, PA	—	*	5,208,248	—	31,373,290	9,961,788	26,619,750	36,581,539	6,100,156	2002	40
651 Boulder Drive	Allentown, PA	—		4,308,646	—	17,823,342	4,308,646	17,823,342	22,131,987	5,394,063	2000	40
700 Nestle Way	Allentown, PA	—	*	3,473,120	—	20,069,956	4,174,970	19,368,105	23,543,076	7,609,194	1998	40
705 Boulder Drive	Allentown, PA	—	*	10,594,027	—	27,998,382	10,596,767	27,995,642	38,592,409	5,954,725	2001	40
7165 Ambassador Drive	Allentown, PA	—	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	1,303,428	2002	40
7248 Industrial Boulevard	Allentown, PA	—		2,670,849	13,307,408	4,455,487	2,670,673	17,763,070	20,433,744	6,100,304	1988	40
7339 Industrial Boulevard	Allentown, PA	—		1,187,776	—	6,722,946	1,197,447	6,713,275	7,910,723	2,773,766	1996	40
7437 Industrial Boulevard	Allentown, PA	—		717,488	5,022,413	3,042,952	726,651	8,056,202	8,782,852	3,853,855	1976	40
794 Roble Road	Allentown, PA	—		1,147,541	6,088,041	1,183,790	1,147,541	7,271,832	8,419,373	3,013,590	1985	40
8014 Industrial Boulevard	Allentown, PA	—	*	4,019,258	—	9,764,666	3,645,117	10,138,806	13,783,924	3,864,903	1999	40
8150 Industrial Boulevard	Allentown, PA	—		2,564,167	—	8,388,663	2,571,466	8,381,365	10,952,830	2,124,888	2002	40
8250 Industrial Boulevard	Allentown, PA	—	*	1,025,667	—	5,339,264	1,035,854	5,329,076	6,364,931	1,419,826	2002	40
8400 Industrial Boulevard	Allentown, PA	—		6,725,948	—	27,128,012	7,521,211	26,332,749	33,853,961	3,821,606	2005	40
6330 Hedgewood Drive	Allentown, PA	—		531,268	—	4,967,420	532,047	4,966,642	5,498,688	2,854,456	1988	40
6350 Hedgewood Drive	Allentown, PA	—	*	360,027	—	4,028,297	560,691	3,827,633	4,388,324	1,874,910	1989	40
6370 Hedgewood Drive	Allentown, PA	—		540,795	—	3,217,414	541,459	3,216,750	3,758,209	1,648,666	1990	40
6390 Hedgewood Drive	Allentown, PA	—		707,203	—	2,934,130	707,867	2,933,466	3,641,333	1,458,999	1990	40
6520 Stonegate Drive	Allentown, PA	—		453,315	—	1,689,706	484,361	1,658,661	2,143,021	779,854	1996	40
6540 Stonegate Drive	Allentown, PA	—		422,042	—	3,925,217	422,730	3,924,530	4,347,259	2,338,921	1988	40
6560 Stonegate Drive	Allentown, PA	—		458,281	—	2,805,110	458,945	2,804,447	3,263,391	1,660,545	1989	40
6580 Snowdrift Road	Allentown, PA	—		388,328	—	3,503,320	389,081	3,502,567	3,891,648	2,007,984	1988	40
7620 Cetronia Road	Allentown, PA	—		1,091,806	3,851,456	258,140	1,093,724	4,107,678	5,201,402	1,681,318	1990	40
180,190 Cochrane Drive	Annapolis, MD	—		3,670,256	—	23,125,713	3,752,293	23,043,676	26,795,969	12,250,406	1988	40
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	787,520	1985	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
74 West Broad Street	Bethlehem, PA	—		1,096,127	—	14,230,904	1,099,079	14,227,953	15,327,032	4,885,891	2002	40
10801 Nesbitt Avenue South	Bloomington, MN	—		784,577	—	3,603,519	786,382	3,601,714	4,388,096	1,022,562	2001	40
5705 Old Shakopee Road	Bloomington, MN	—		2,113,223	—	5,520,730	2,148,571	5,485,383	7,633,953	1,089,350	2001	40
5715 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	2,012,357	1,264,758	4,371,607	5,636,365	1,113,304	2002	40
5735 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	1,024,178	1,264,758	3,383,428	4,648,186	905,911	2002	40
5775 West Old Shakopee Road	Bloomington, MN	—		2,052,018	3,849,649	1,611,411	2,060,644	5,452,433	7,513,078	1,630,370	2002	40
6161 Green Valley Drive	Bloomington, MN	—		740,378	3,311,602	2,114,197	709,961	5,456,216	6,166,177	1,412,320	1992	40
6601-6625 W. 78th Street	Bloomington, MN	—		2,263,060	—	39,321,294	2,310,246	39,274,108	41,584,354	13,053,858	1998	40
750 Park of Commerce Boulevard	Boca Raton, FL	—		2,430,000	—	22,128,524	2,473,406	22,085,118	24,558,524	1,439,006	2007	40
777 Yamato Road	Boca Raton, FL	—		4,101,247	16,077,347	5,921,455	4,501,247	21,598,803	26,100,049	7,460,852	1987	40
951 Broken Sound Parkway	Boca Raton, FL	—		1,426,251	6,098,952	1,805,060	1,426,251	7,904,012	9,330,263	3,017,037	1986	40
400 Boulder Drive	Breinigsville, PA	—		—	—	13,408,721	2,865,575	10,543,146	13,408,721	1,950,266	2003	40
8201 Industrial Boulevard	Breinigsville, PA	—	*	2,089,719	—	8,328,910	2,222,168	8,196,461	10,418,629	1,199,549	2006	40
8500 Industrial Boulevard	Breinigsville, PA	—		8,752,708	—	39,797,921	11,511,499	37,039,130	48,550,629	3,719,708	2007	40
860 Nestle Way	Breinigsville, PA	—		8,118,881	18,885,486	7,099,680	8,118,881	25,985,166	34,104,047	4,685,394	2004	40
602 Heron Drive	Bridgeport, NJ	—		524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	772,071	1996	40
1485 W. Commerce Avenue	Carlisle, PA	—		4,249,868	13,886,039	2,241,825	4,095,262	16,282,471	20,377,733	3,402,664	2004	40
95 Kriner Road	Chambersburg, PA	—		8,695,501	—	34,494,348	9,407,871	33,781,978	43,189,849	2,329,297	2006	40
9000 109th Street	Champlin, MN	—		1,251,043	11,662,995	—	1,251,043	11,662,995	12,914,038	119,723	2011	40
12810 Virkler Drive	Charlotte, NC	—		475,368	2,367,586	679,827	476,262	3,046,518	3,522,780	35,229	2010	40
2700 Hutchinson McDonald Road	Charlotte, NC	—		912,500	4,721,259	1,854	912,500	4,723,113	5,635,613	29,930	2011	40
2701 Hutchinson McDonald Road	Charlotte, NC	—		1,275,000	4,649,750	1,998	1,275,000	4,651,748	5,926,748	33,806	2011	40
2730 Hutchinson McDonald Road	Charlotte, NC	—		1,878,750	10,129,499	3,057	1,878,750	10,132,556	12,011,306	59,461	2011	40
2801 Hutchinson McDonald Road	Charlotte, NC	—		1,065,000	6,975,250	2,064	1,065,000	6,977,315	8,042,315	42,560	2011	40
3000 Crosspoint Center Lane	Charlotte, NC	—		1,831,250	10,779,412	49,915	1,831,250	10,829,326	12,660,576	68,123	2011	40
3005 Crosspoint Center Lane	Charlotte, NC	—		1,990,000	6,561,540	50,440	1,990,000	6,611,980	8,601,980	46,392	2011	40
4045 Perimeter West Drive	Charlotte, NC	—		1,418,928	7,511,050	—	1,418,928	7,511,050	8,929,978	129,136	2011	40
4525 Statesville Road	Charlotte, NC	—		841,250	5,279,315	1,217	841,250	5,280,532	6,121,782	31,795	2011	40
8910 Pioneer Avenue	Charlotte, NC	—		527,873	4,959,206	—	527,873	4,959,206	5,487,079	—	2011	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
8916 Pioneer Avenue	Charlotte, NC	—	557,730	5,785,333	—	557,730	5,785,333	6,343,063	—	2011	40
1309 Executive Boulevard	Chesapeake, VA	—	926,125	—	5,098,066	955,374	5,068,817	6,024,191	1,374,379	2001	40
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,160,743	970,151	5,190,592	6,160,743	864,245	2005	40
1305 Executive Boulevard	Chesapeake, VA	—	861,020	—	4,739,120	1,129,850	4,470,290	5,600,140	1,101,570	2002	40
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036	—	4,629,615	1,708,050	4,101,602	5,809,652	1,109,869	2002	40
500 Independence Parkway	Chesapeake, VA	—	864,150	4,427,285	497,821	866,609	4,922,648	5,789,257	974,573	2004	40
501 Independence Parkway	Chesapeake, VA	—	1,202,556	5,975,538	1,528,763	1,292,273	7,414,584	8,706,857	1,330,395	2005	40
505 Independence Parkway	Chesapeake, VA	—	1,292,062	6,456,515	1,289,521	1,292,254	7,745,843	9,038,098	1,493,630	2005	40
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	872,187	2,014,689	8,416,530	10,431,219	1,582,457	2005	40
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	11,291,284	1,562,903	11,255,684	12,818,587	685,070	2006	40
700 Independence Parkway	Chesapeake, VA	5,961,747	1,950,375	7,236,994	647,606	1,951,135	7,883,840	9,834,975	1,930,522	2004	40
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,861,617	2,746,455	8,119,237	10,865,692	1,647,141	2004	40
6200 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,770,704	1,295,000	3,433,809	4,728,809	954,540	2002	40
6210 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,948,851	1,307,300	3,599,656	4,906,956	1,159,574	2002	40
6220 Old Dobbin Lane	Columbia, MD	—	3,865,848	—	7,741,067	3,166,951	8,439,964	11,606,915	1,181,084	2006	40
6240 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,990,310	1,599,259	3,349,156	4,948,415	738,247	2000	40
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,618,313	1,295,000	3,281,418	4,576,418	946,952	2002	40
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	1,942,434	1,571,105	6,727,452	8,298,558	3,277,887	1987	40
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	14,959,075	1,592,908	3,922,382	16,546,694	20,469,076	2,110,013	2006	40
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,876,157	341,663	4,909,466	5,251,129	1,928,403	1986	40
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	669,179	218,542	2,609,815	2,828,356	970,654	1986	40
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	640,811	243,791	2,804,905	3,048,695	956,301	1986	40
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	658,514	299,099	3,312,583	3,611,682	1,210,388	1988	40
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	832,049	266,684	3,198,950	3,465,634	1,062,186	1986	40
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	940,798	237,779	3,051,633	3,289,412	1,151,870	1988	40
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	582,878	296,262	3,211,811	3,508,073	1,189,447	1986	40
1250 Hall Court	Deer Park, TX	2,835,796	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	670,275	2006	40
170 Parkway West	Duncan, SC	—	598,348	3,643,756	133,029	598,918	3,776,215	4,375,133	652,306	2006	40
190 Parkway West	Duncan, SC	—	551,663	3,310,993	209,022	552,211	3,519,466	4,071,678	624,478	2006	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	1,109,277	2006	40
285 Parkway East	Duncan, SC	—	975,433	5,851,990	318,001	976,393	6,169,031	7,145,424	882,096	2006	40
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,366,266	1,103,860	3,393,423	4,497,283	1,104,644	1998	40
3711 Kennebec Drive	Eagan, MN	—	999,702	4,042,589	4,748	999,702	4,047,338	5,047,040	51,924	2011	40
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	399,773	118,300	1,487,321	1,605,621	565,142	1984	40
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	460,783	142,399	1,769,282	1,911,681	527,279	1984	40
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	292,038	108,610	1,290,042	1,398,652	500,671	1984	40
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	523,647	270,584	3,010,632	3,281,215	1,183,599	1985	40
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	417,055	285,464	3,040,862	3,326,326	1,204,622	1985	40
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	861,035	264,419	3,289,552	3,553,971	1,252,741	1985	40
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	22,507,711	2,938,372	22,481,730	25,420,102	8,061,772	1999	40
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	1,084,902	462,876	5,236,692	5,699,568	1,808,107	1988	40
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	53,337	10,243,977	10,898,042	21,142,019	1,317,734	2007	40
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	1,486,581	336,481	4,578,988	4,915,469	1,443,276	1985	40
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	1,456,974	773,243	2,641,740	3,414,983	780,581	1987	40
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517	—	8,510,179	3,000,555	6,521,141	9,521,696	2,056,639	2001	40
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,987,320	1,916,609	5,571,353	7,487,962	872,417	2006	40
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	2,274,443	1,289,215	6,669,111	7,958,326	2,545,665	1988	40
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	623,355	760,525	3,878,113	4,638,638	1,650,469	1997	40
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,151,598	993,101	3,288,460	4,281,561	1,110,177	2000	40
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	128,371	2,188,525	3,917,133	6,105,657	1,350,117	1993	40
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	1,980,136	1,230,965	6,054,200	7,285,165	2,278,049	1994	40
8855 Columbine Road	Eden Prairie, MN	—	1,400,925	—	5,226,016	1,599,757	5,027,185	6,626,941	965,066	2000	40
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687	—	3,766,331	1,718,407	2,964,611	4,683,018	865,194	2000	40
8937 Columbine Road	Eden Prairie, MN	—	1,325,829	—	4,191,274	1,739,966	3,777,137	5,517,103	1,072,175	2001	40
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	1,222,998	2000	40
8995 Columbine Road	Eden Prairie, MN	—	1,087,594	—	3,664,053	2,055,296	2,696,352	4,751,648	844,069	2001	40
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,789,011	1999	40
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	7,161,614	3,023,417	6,035,242	9,058,659	873,352	2006	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
21705-21707 Mississippi Street	Elwood, IL	—		10,594,259	30,329,802	88,926	10,594,259	30,418,728	41,012,988	396,175	2011	40
27143 S Baseline Road	Elwood, IL	—		6,022,000	5,612,934	61,895	6,022,000	5,674,829	11,696,829	89,388	2011	40
180 Sheree Boulevard	Exton, PA	4,777,363		2,647,861	11,334,403	2,609,923	2,649,426	13,942,761	16,592,187	2,212,253	2007	40
7028 Snowdrift Road	Fogelville, PA	—		520,473	959,279	157,281	524,390	1,112,644	1,637,033	338,252	1982	40
1100 Virginia Drive	Fort Washington, PA	—		35,619,946	51,390,540	15,924,109	36,374,955	66,559,639	102,934,594	9,466,317	2006	40
1250 Virginia Drive	Fort Washington, PA	—		1,639,166	1,928,574	413,286	1,650,703	2,330,323	3,981,025	414,581	2005	40
275 Commerce Drive	Fort Washington, PA	—		1,775,894	2,160,855	7,599,497	1,790,041	9,746,205	11,536,246	1,188,999	2005	40
414 Commerce Drive	Fort Washington, PA	—		1,267,194	2,217,460	497,460	1,267,937	2,714,176	3,982,113	512,790	2004	40
420 Delaware Drive	Fort Washington, PA	—		2,766,931	—	8,862,835	2,826,994	8,802,772	11,629,767	1,251,062	2005	40
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,710,796	1995	40
200 W Cypress Creek Road	Ft Lauderdale, FL	—		3,414,989	2,399,738	9,624,047	3,414,989	12,023,785	15,438,774	2,672,389	2003	40
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	1,419,852	625,111	5,574,755	6,199,866	2,063,151	1985	40
116 Pleasant Ridge Road	Greenville, SC	—		1,547,811	—	14,066,208	3,712,683	11,901,337	15,614,020	1,019,550	2006	40
45 Brookfield Oaks Drive	Greenville, SC	—		818,114	—	3,767,187	825,529	3,759,772	4,585,301	399,995	2006	40
1487 South Highway 101	Greer, SC	—		464,237	—	5,704,053	1,301,738	4,866,552	6,168,290	356,209	2007	40
11841 Newgate Boulevard	Hagerstown, MD	—		3,356,207	—	30,555,105	9,741,685	24,169,627	33,911,312	1,972,910	2008	40
1 Enterprise Parkway	Hampton, VA	—		974,675	5,579,869	1,674,322	974,675	7,254,191	8,228,866	2,547,689	1987	40
1317 Executive Boulevard	Hampton, VA	—		1,650,423	—	7,964,665	1,128,829	8,486,260	9,615,088	1,175,254	2006	40
21 Enterprise Parkway	Hampton, VA	—		263,668	8,167,118	1,023,917	265,719	9,188,985	9,454,704	2,569,826	1999	40
22 Enterprise Parkway	Hampton, VA	—		1,097,368	6,760,778	1,136,281	1,097,368	7,897,059	8,994,427	2,767,630	1990	40
5 Manhattan Square	Hampton, VA	—		207,368	—	1,535,913	212,694	1,530,586	1,743,281	523,910	1999	40
521 Butler Farm Road	Hampton, VA	—		750,769	2,911,149	365,781	710,486	3,317,212	4,027,699	762,813	2003	40
7361 Coca Cola Drive	Hanover, MD	—		2,245,187	—	9,368,648	3,822,710	7,791,125	11,613,835	557,320	2004	40
500 McCarthy Drive	Harrisburg, PA	—	*	5,194,872	19,991,436	4,534,843	5,687,013	24,034,138	29,721,151	5,231,748	2005	40
600 Industrial Drive	Harrisburg, PA	—		7,743,800	—	28,449,168	9,368,557	26,824,410	36,192,967	4,548,429	2005	40
1498 Eagle Hill Drive	High Point, NC	—		94,274	—	6,178,987	791,880	5,481,380	6,273,261	662,391	2005	40
4183 Eagle Hill Drive	High Point, NC	—		122,203		3,044,842	526,266	2,640,779	3,167,045	749,516	2001	40
4189 Eagle Hill Drive	High Point, NC	—		100,106		3,437,985	431,106	3,106,985	3,538,091	1,119,787	2001	40
4195 Eagle Hill Drive	High Point, NC	—		107,586	—	3,589,254	505,700	3,191,140	3,696,840	646,795	2004	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4300 Federal Drive	High Point, NC	—	264,038	—	2,229,747	276,038	2,217,747	2,493,784	665,822	1998	40
4328, 4336 Federal Drive	High Point, NC	2,902,105	521,122	—	7,534,416	825,092	7,230,446	8,055,538	4,450,496	1995	40
4344 Federal Drive	High Point, NC	—	484,001	—	2,651,429	173,623	2,961,807	3,135,430	1,324,928	1996	40
4380 Federal Drive	High Point, NC	—	282,996	—	2,251,375	283,368	2,251,003	2,534,371	877,211	1997	40
4388 Federal Drive	High Point, NC	—	143,661	—	1,213,832	132,655	1,224,838	1,357,493	413,884	1997	40
4475 Premier Drive	High Point, NC	—	748,693	—	6,801,791	1,525,421	6,025,063	7,550,484	524,955	2006	40
4500 Green Point Drive	High Point, NC	—	230,622	—	2,140,986	231,692	2,139,916	2,371,608	1,130,940	1989	40
4501 Green Point Drive	High Point, NC	—	319,289	—	2,540,927	320,450	2,539,766	2,860,216	1,300,200	1989	40
4523 Green Point Drive	High Point, NC	—	234,564	—	3,304,700	235,698	3,303,566	3,539,264	1,476,886	1988	40
4524 Green Point Drive	High Point, NC	—	182,810	—	2,739,234	183,888	2,738,156	2,922,044	1,250,350	1989	40
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	381,107	1,058,901	5,724,712	6,783,614	2,109,884	1986	40
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	21,275	38,729	371,086	409,815	126,378	1975	40
100 Witmer Road	Horsham, PA	—	3,102,784	—	20,148,393	3,764,784	19,486,393	23,251,177	5,358,065	1996	40
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	441,510	255,528	2,589,008	2,844,536	904,540	1982	40
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,771,602	732,552	7,580,029	8,312,581	2,713,392	1977	40
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	1,163,716	452,251	4,228,416	4,680,666	1,577,116	1975	40
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,199,449	1,181,242	3,429,717	4,610,959	944,470	1985	40
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	361,465	270,906	2,809,964	3,080,870	1,043,057	1978	40
104 Rock Road	Horsham, PA	—	330,111	2,981,669	662,809	398,003	3,576,586	3,974,589	1,383,616	1974	40
104 Witmer Road	Horsham, PA	—	1,248,148	—	593,447	189,793	1,651,802	1,841,595	556,018	1975	40
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,521,422	673,041	8,297,791	8,970,832	3,287,121	1979	40
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,143,340	489,032	5,269,491	5,758,523	2,004,859	1981	40
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	708,270	451,731	3,778,612	4,230,343	1,315,307	1975	40
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	1,840,146	558,142	6,645,661	7,203,803	2,201,528	1980	40
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,040,774	393,019	4,351,791	4,744,810	1,374,051	1975	40
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,011,188	1,408,041	3,936,789	5,344,830	1,535,958	1998	40
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	957,148	294,673	3,620,870	3,915,543	1,353,320	1976	40
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,644,337	1982	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,344,498	1,265,363	9,128,379	10,393,742	3,631,544	1989	40
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,822,557	638,513	7,633,880	8,272,393	2,630,276	1990	40
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	2,137,481	502,705	6,678,078	7,180,783	2,153,906	1982	40
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	2,158,024	380,802	5,590,782	5,971,584	1,959,726	1983	40
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,953,591	270,282	4,394,867	4,665,149	1,524,268	1972	40
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,203,285	629,944	6,936,513	7,566,457	2,910,399	1990	40
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	994,901	436,952	4,943,864	5,380,816	1,869,903	1981	40
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,881,339	629,944	7,614,573	8,244,517	3,443,076	1990	40
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	689,357	1,140,597	2,710,262	3,850,860	680,290	2003	40
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	1,781,426	464,871	5,733,397	6,198,268	1,917,881	1978	40
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	1,487,819	1985	40
300 Welsh Road - Building 3	Horsham, PA	—	180,459	1,441,473	572,570	180,459	2,014,043	2,194,502	693,684	1983	40
300 Welsh Road - Building 4	Horsham, PA	—	282,493	2,256,508	1,786,769	282,493	4,043,277	4,325,770	1,503,382	1983	40
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	2,033,132	376,475	5,364,892	5,741,368	2,387,042	1982	40
335 Commerce Drive	Horsham, PA	—	—	—	8,872,585	182,400	8,690,185	8,872,585	2,000,953	2002	40
355 Business Center Drive	Horsham, PA	—	483,045	898,798	364,949	471,171	1,275,621	1,746,793	360,960	2003	40
4 Walnut Grove	Horsham, PA	—	2,515,115	—	10,809,109	2,515,115	10,809,109	13,324,224	3,456,158	1999	40
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,439,451	583,628	7,309,677	7,893,305	2,775,459	1981	40
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,497,807	1,322,317	4,029,951	5,352,267	1,152,339	2003	40
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	10,316,050	1,939,712	9,442,289	11,382,001	2,860,664	2000	40
506 Prudential Road	Horsham, PA	—	208,140	895,470	894,621	208,140	1,790,091	1,998,231	649,195	1973	40
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	462,895	709,967	1,833,999	2,543,966	335,600	2003	40
680 Blair Mill Road	Horsham, PA	—	3,527,151	—	17,475,489	4,138,577	16,864,063	21,002,640	3,933,722	2001	40
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,513,980	2,631,956	18,513,720	21,145,676	2,054,042	2006	40
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	2,353,380	2,565,140	5,360,656	7,925,795	1,569,151	1987	40
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,408,030	1,131,380	13,725,650	14,857,030	5,494,809	1988	40
747 Dresher Road	Horsham, PA	—	1,607,238	—	4,956,884	1,607,977	4,956,144	6,564,122	2,680,068	1988	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
767 Electronic Drive	Horsham, PA	—		1,229,685	—	2,436,397	1,241,970	2,424,112	3,666,082	1,087,488	1996	40
10301 Round Up Lane	Houston, TX	—		545,501	2,927,700	665,133	545,501	3,592,833	4,138,334	44,425	2010	40
10305 Round Up Lane	Houston, TX	—		1,340,609	7,489,720	1,074,284	1,340,609	8,564,004	9,904,613	106,371	2010	40
10735 West Little York Road	Houston, TX	—	*	1,110,988	6,351,946	1,968,676	1,135,483	8,296,128	9,431,610	1,722,546	2000	40
10739 West Little York Road	Houston, TX	—	*	797,931	5,950,894	148,370	799,560	6,097,635	6,897,195	1,473,983	1999	40
11201 Greens Crossing Boulevard	Houston, TX	—		1,006,194	5,412,584	2,964,529	1,008,542	8,374,765	9,383,307	1,222,406	2007	40
16405 Air Center Boulevard	Houston, TX	—	*	438,853	3,030,396	340,199	438,853	3,370,594	3,809,447	1,289,047	1997	40
16445 Air Center Boulevard	Houston, TX	—	*	363,339	2,509,186	199,444	363,339	2,708,630	3,071,969	946,078	1997	40
1646 Rankin Road	Houston, TX	—	*	329,961	—	4,895,432	592,234	4,633,159	5,225,393	995,904	2005	40
16580 Air Center Boulevard	Houston, TX	—	*	289,000	3,559,857	258,134	289,000	3,817,992	4,106,992	1,236,310	1997	40
16602 Central Green Boulevard	Houston, TX	—	*	284,403	—	4,495,522	503,779	4,276,146	4,779,925	690,106	2005	40
16605 Air Center Boulevard	Houston, TX	—	*	298,999	—	3,333,535	496,186	3,136,349	3,632,535	763,328	2002	40
16680 Central Green Boulevard	Houston, TX	—	*	311,952	—	4,165,907	492,869	3,984,990	4,477,859	532,854	2001	40
16685 Air Center Boulevard	Houston, TX	—	*	—	—	2,903,411	414,691	2,488,720	2,903,411	483,180	2004	40
1755 Trans Central Drive	Houston, TX	—	*	293,534	3,036,269	175,961	306,147	3,199,617	3,505,764	915,676	1999	40
5200 N. Sam Houston Parkway	Houston, TX	—	*	1,519,458	7,135,548	3,490,870	1,520,074	10,625,802	12,145,877	1,429,637	2007	40
5250 N. Sam Houston Parkway	Houston, TX	—	*	2,173,287	8,868,256	2,593,445	2,173,942	11,461,046	13,634,988	1,311,859	2007	40
8103 Fallbrook Drive	Houston, TX	—	*	4,515,862	—	23,946,674	5,877,884	22,584,652	28,462,536	2,273,833	2006	40
850 Greens Parkway	Houston, TX	—	*	2,893,405	11,593,197	2,716,438	2,899,861	14,303,179	17,203,040	1,527,593	2007	40
860 Greens Parkway	Houston, TX	—	*	1,399,365	6,344,650	1,524,550	1,374,012	7,894,553	9,268,565	867,255	2007	40
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	*	2,290,001	15,297,141	1,927,534	2,290,002	17,224,674	19,514,676	3,779,187	2000	40
8802-8824 Fallbrook Drive	Houston, TX	—	*	2,774,995	6,364,767	1,250,771	2,775,021	7,615,511	10,390,532	1,635,071	2004	40
8825-8839 N Sam Houston Pkwy	Houston, TX	—	*	638,453	3,258,815	702,938	638,477	3,961,728	4,600,205	807,107	2004	40
8850-8872 Fallbrook Drive	Houston, TX	—	*	504,317	2,878,351	1,051,761	504,341	3,930,088	4,434,429	935,125	2004	40
10 North Park Drive	Hunt Valley, MD	—		2,211,969	7,816,042	3,972,815	2,211,969	11,788,857	14,000,826	1,949,832	2003	40
20 Wright Avenue	Hunt Valley, MD	—		1,205,946	—	10,018,759	1,861,025	9,363,679	11,224,704	3,021,230	2001	40
307 International Circle	Hunt Valley, MD	—		3,538,319	14,190,832	14,099,284	3,542,881	28,285,553	31,828,435	5,720,116	2004	40
309 International Circle	Hunt Valley, MD	—		613,667	2,458,204	897,071	615,096	3,353,845	3,968,941	560,140	2004	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	120,579	314,572	1,400,465	1,715,038	220,146	2004	40
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	2,560,795	3,269,948	16,112,165	19,382,112	3,787,209	2003	40
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	1,800,111	2,077,949	10,570,677	12,648,627	2,626,169	2003	40
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	914,042	853,704	4,423,871	5,277,575	1,401,666	1996	40
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	2,402,659	827,420	8,262,239	9,089,659	3,442,276	1986	40
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,465,552	418,093	8,047,459	8,465,552	2,767,630	1998	40
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	280,904	554,542	3,274,631	3,829,174	1,148,026	1990	40
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	186,685	370,039	2,182,181	2,552,220	796,333	1990	40
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	657,134	370,039	3,702,428	4,072,467	1,393,249	1990	40
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	107,814	366,339	2,083,185	2,449,524	789,560	1995	40
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	353,339	462,549	2,847,708	3,310,258	957,960	1995	40
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	609,686	555,213	3,302,777	3,857,989	1,237,066	1997	40
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	50,343	601,401	3,292,711	3,894,112	1,177,369	1996	40
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	13,024,417	2,287,152	12,826,612	15,113,764	1,347,376	1998	40
4887 Belfort Road	Jacksonville, FL	—	1,299,202	—	7,866,815	1,665,915	7,500,102	9,166,017	2,482,153	2002	40
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	7,914,539	1,168,062	8,045,679	9,213,740	2,584,420	2000	40
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	1,900,700	877,964	4,261,442	5,139,406	1,784,487	1986	40
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,257,563	641,272	3,254,446	3,895,717	1,076,116	2000	40
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,433,694	4,269,346	21,000,880	25,270,226	4,408,028	2005	40
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	903,983	1,002,704	4,955,438	5,958,142	2,159,755	1986	40
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	271,987	551,250	3,400,348	3,951,598	1,157,086	1992	40
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	222,710	388,541	2,317,981	2,706,522	819,527	1993	40
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	395,485	296,032	1,991,815	2,287,846	675,199	1993	40
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	369,768	251,627	1,726,603	1,978,230	795,843	1994	40
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	447,582	407,043	2,642,169	3,049,213	1,000,982	1994	40
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	185,447	624,215	3,171,698	3,795,912	1,217,887	1987	40
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,259,741	780,486	3,053,453	3,833,939	1,029,573	1999	40
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,283,115	1996	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	3,581,479	846,461	3,576,014	4,422,475	1,406,491	1997	40
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,327,622	749,811	1,976,068	2,725,879	827,600	1996	40
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	2,984,235	853,981	2,837,188	3,691,169	1,206,504	1996	40
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	2,516,266	774,020	8,299,246	9,073,266	3,873,381	1988	40
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,382,617	662,559	2,720,058	3,382,617	723,724	2000	40
7255 Salisbury Road	Jacksonville, FL	—	392,060	—	2,503,681	680,766	2,214,975	2,895,741	525,127	2002	40
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,331,507	974,959	5,323,100	6,298,059	2,736,182	1987	40
8775 Baypine Road	Jacksonville, FL	—	906,804	—	9,842,207	913,013	9,835,997	10,749,011	3,761,228	1989	40
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	7,153,361	1,187,900	14,121,413	15,309,313	1,409,405	1980	40
180 South Warner Drive	King of Prussia, PA	—	—	—	9,741,628	—	9,741,628	9,741,628	354,820	2009	40
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	11,121,375	1,132,519	11,098,967	12,231,486	2,656,663	1999	40
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	17,648,408	2,413,514	15,234,894	17,648,408	4,319,699	2000	40
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	1,249,993	1999	40
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,080,439	4,581,649	27,144,035	31,725,685	8,671,065	2002	40
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,670,729	592,886	2,587,422	3,180,309	1,053,946	1999	40
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	4,621,206	978,402	4,662,804	5,641,206	1,743,326	1999	40
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	1,208,593	2000	40
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,643,566	867,815	3,540,121	4,407,936	1,236,792	1998	40
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,361,526	1998	40
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	6,397,780	1,210,137	6,116,280	7,326,417	1,952,920	1996	40
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	1,489,498	776,496	4,628,565	5,405,061	1,412,543	1995	40
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	784,645	236,432	2,640,897	2,877,328	1,172,527	1989	40
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	263,517	217,809	2,022,931	2,240,740	800,482	1989	40
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,856,788	350,874	1,903,092	2,253,966	532,925	1998	40
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,516,259	717,001	7,332,381	8,049,381	3,095,196	1988	40
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,016,354	705,317	8,753,842	9,459,158	3,084,146	1988	40
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	7,863,229	952,911	14,586,058	15,538,969	5,918,316	1971	40
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	6,971,052	952,361	13,693,883	14,646,243	5,332,982	1971	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
170 South Warner Road	King of Prussia, PA	—		547,800	3,137,400	2,866,911	458,232	6,093,879	6,552,111	2,976,010	1980	40
190 South Warner Road	King of Prussia, PA	—		552,200	3,162,600	1,063,497	461,909	4,316,387	4,778,297	1,879,608	1980	40
3000 Horizon Drive	King of Prussia, PA	—		1,191,449	—	2,476,299	946,703	2,721,045	3,667,748	891,488	1997	40
3100 Horizon Drive	King of Prussia, PA	—		601,956	—	1,823,484	611,436	1,814,005	2,425,441	672,267	1995	40
3500 Horizon Drive	King of Prussia, PA	—		1,204,839	—	2,830,072	1,223,875	2,811,036	4,034,911	1,047,261	1996	40
11425 State Highway 225	LaPorte, TX	—	*	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	545,933	2006	40
11503 State Highway 225	LaPorte, TX	—	*	2,561,931	9,695,493	235,343	2,566,047	9,926,720	12,492,767	1,378,793	2006	40
7528 Walker Way	Lehigh Valley, PA	—		893,441	—	5,510,456	779,330	5,624,568	6,403,897	1,216,171	2004	40
8301 Industrial Boulevard	Lehigh, PA	—		11,249,550	—	44,324,333	11,254,716	44,319,167	55,573,883	6,890,126	2005	40
8500 Willard Drive	Lehigh, PA	3,543,408		6,398,815	—	21,851,739	7,734,826	20,515,729	28,250,554	1,920,709	2004	40
7533 Insurtial Parkway	Lower Macungie, PA	—		5,603,460	18,807,987	2,612,392	5,603,460	21,420,379	27,023,839	349,401	2011	40
31700 Research Park Drive	Madison Heights, MI	—		373,202	1,824,721	(649,436)	373,203	1,175,284	1,548,487	726,104	1988	40
1901 Summit Tower Boulevard	Maitland, FL	—		6,078,791	12,348,567	2,047,678	6,083,206	14,391,831	20,475,037	5,249,881	1998	40
1 Country View Road	Malvern, PA	—		400,000	3,600,000	437,856	406,421	4,031,435	4,437,856	1,721,281	1982	40
1 Great Valley Parkway	Malvern, PA	—		419,460	3,792,570	504,443	419,460	4,297,013	4,716,473	1,523,780	1982	40
10 Great Valley Parkway	Malvern, PA	—		823,540	1,341,376	459,973	832,244	1,792,645	2,624,889	448,788	2003	40
100 Chesterfield Parkway	Malvern, PA	—		1,320,625	—	6,709,379	1,451,139	6,578,865	8,030,004	3,099,686	1998	40
1001 Cedar Hollow Road	Malvern, PA	—		1,436,814	—	16,081,159	1,676,470	15,841,503	17,517,973	7,041,576	1998	40
11 Great Valley Parkway	Malvern, PA	—		496,297	—	3,227,678	708,331	3,015,644	3,723,975	1,016,895	2001	40
11,15 Great Valley Parkway	Malvern, PA	—		1,837,050	—	14,959,980	1,837,878	14,959,152	16,797,030	11,094,196	1986	40
18 Great Valley Parkway	Malvern, PA	—		394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	1,331,736	1980	40
2 West Liberty Boulevard	Malvern, PA	—		5,405,041	—	11,849,135	5,405,042	11,849,135	17,254,176	2,464,714	2003	40
200 Chesterfield Parkway	Malvern, PA	—		495,893	2,739,093	578,651	588,384	3,225,253	3,813,637	2,375,198	1989	40
27-43 Great Valley Parkway	Malvern, PA	—		448,775	—	2,365,913	449,447	2,365,241	2,814,688	1,705,584	1977	40
3 Country View Road	Malvern, PA	—		814,278	—	5,142,433	1,128,881	4,827,830	5,956,711	1,584,731	1998	40
375 Technology Drive	Malvern, PA	—		191,114	—	1,616,195	234,922	1,572,387	1,807,309	558,325	1998	40
40 Liberty Boulevard	Malvern, PA	—		4,241,137	17,737,090	2,412,139	4,241,167	20,149,198	24,390,365	7,481,130	1989	40
425 Technology Drive	Malvern, PA	—		191,114	—	1,571,919	321,473	1,441,560	1,763,033	527,452	1998	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,318,415	4,749,748	14,948,888	19,698,636	6,637,319	1999	40
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,051,620	795,831	4,050,932	4,846,763	2,644,029	1974	40
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,611,073	684,200	7,792,734	8,476,934	2,904,582	1983	40
50 Morehall Road	Malvern, PA	—	849,576	—	13,051,932	1,337,076	12,564,432	13,901,508	6,043,706	1997	40
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,848	2,171,080	8,098,519	10,269,598	3,618,724	1999	40
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,216,674	2,158,337	8,072,087	10,230,424	3,592,381	1999	40
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	2,698,038	509,899	2,697,215	3,207,113	1,651,654	1984	40
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,650,270	724,846	5,649,482	6,374,328	3,127,794	1985	40
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,326,294	128,767	1,328,216	1,456,983	844,715	1982	40
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,569,322	643,892	5,589,712	6,233,604	3,305,169	1988	40
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,640,081	626,068	2,639,161	3,265,228	1,819,590	1981	40
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,123,276	466,413	5,122,402	5,588,815	3,153,379	1987	40
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	9,572,260	1,369,003	9,571,516	10,940,519	6,407,092	1981	40
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	4,690,816	505,458	4,689,969	5,195,427	3,116,298	1983	40
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,389,465	531,534	2,388,660	2,920,194	1,540,101	1984	40
30 Great Valley Parkway	Malvern, PA	—	128,126	—	352,088	128,783	351,431	480,214	318,442	1975	40
300 Technology Drive	Malvern, PA	—	368,626	—	1,350,184	374,497	1,344,313	1,718,810	821,773	1985	40
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	4,942,075	1,012,843	4,866,445	5,879,287	2,572,056	1988	40
311 Technology Drive	Malvern, PA	—	397,131	—	2,848,506	397,948	2,847,689	3,245,637	1,792,412	1984	40
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,708,843	524,230	3,708,143	4,232,373	2,053,866	1985	40
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,233,318	325,775	3,230,461	3,556,236	2,137,009	1987	40
420 Lapp Road	Malvern, PA	—	1,054,418	—	7,066,555	1,055,243	7,065,731	8,120,973	3,568,585	1989	40
5 Country View Road	Malvern, PA	—	785,168	4,678,632	860,806	786,235	5,538,370	6,324,606	2,599,572	1985	40
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,112,784	323,792	3,112,964	3,436,755	1,888,562	1987	40
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	2,854,263	519,742	2,806,885	3,326,627	1,529,933	1988	40
508 Lapp Road	Malvern, PA	—	331,392	—	1,694,108	332,216	1,693,284	2,025,500	1,148,407	1984	40
510 Lapp Road	Malvern, PA	—	356,950	—	933,487	357,751	932,686	1,290,437	680,722	1983	40
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,008,392	215,818	4,007,580	4,223,397	2,549,300	1983	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
60 Morehall Road	Malvern, PA	—		865,424	9,285,000	5,141,509	884,974	14,406,959	15,291,933	8,489,319	1989	40
65 Valley Stream Parkway	Malvern, PA	—		381,544	—	6,715,903	382,361	6,715,086	7,097,447	4,577,246	1983	40
7 Great Valley Parkway	Malvern, PA	—		176,435	—	5,274,039	177,317	5,273,157	5,450,474	2,705,453	1985	40
75 Great Valley Parkway	Malvern, PA	67,191		143,074	—	618,372	143,811	617,635	761,446	475,647	1977	40
77-123 Great Valley Parkway	Malvern, PA	—		887,664	—	5,512,689	888,359	5,511,994	6,400,353	3,881,036	1978	40
7550 Meridian Circle	Maple Grove, MN	—		513,250	2,901,906	851,435	513,250	3,753,340	4,266,590	1,273,423	1989	40
301 Lippincott Drive	Marlton, NJ	—		1,069,837	4,780,163	2,656,361	1,069,838	7,436,523	8,506,361	2,334,081	1988	40
303 Lippincott Drive	Marlton, NJ	—		1,069,837	4,780,163	2,826,662	1,069,838	7,606,825	8,676,662	3,710,913	1988	40
400 Lippincott Drive	Marlton, NJ	—		69,402	—	3,665,348	317,799	3,416,951	3,734,750	1,404,247	1999	40
406 Lippincott Drive	Marlton, NJ	—		321,455	1,539,871	898,946	327,554	2,432,718	2,760,272	1,105,349	1990	40
65 Brookfield Oaks Drive	Mauldin, SC	—		557,174	—	2,855,272	506,318	2,906,129	3,412,447	538,079	2004	40
75 Brookfield Oaks Drive	Mauldin, SC	—		419,731	—	2,338,692	430,909	2,327,514	2,758,423	413,806	2003	40
11520 West Calumet Road	Milwaukee, WI	—		341,698	1,527,548	49,694	341,698	1,577,242	1,918,940	468,669	1995	40
4600 Nathan Lane	Minneapolis, MN	—		1,063,558	—	8,308,857	1,038,197	8,334,218	9,372,415	3,032,980	2002	40
4700 Nathan Lane North	Minneapolis, MN	—		1,501,308	8,446,083	13,470,521	1,501,308	21,916,604	23,417,912	3,523,133	1996	40
12501 & 12701 Whitewater Drive	Minnegonka, MN	—		2,175,209	3,948,085	7,939,428	2,177,953	11,884,769	14,062,722	2,819,988	1986	40
12800 Whitewater Drive	Minnetonka, MN	—		1,273,600	3,158,737	1,483	1,273,600	3,160,219	4,433,819	21,983	2011	40
12900 Whitewater Drive	Minnetonka, MN	—		1,236,560	2,762,325	1,482	1,236,560	2,763,808	4,000,368	19,260	2011	40
5400-5500 Feltl Road	Minnetonka, MN	—		883,895	7,983,345	2,109,459	883,895	10,092,804	10,976,699	3,785,589	1985	40
5600 & 5610 Rowland Road	Minnetonka, MN	—		828,650	7,399,409	1,273,810	829,263	8,672,606	9,501,869	3,080,667	1988	40
6000 Clearwater Drive	Minnetonka, MN	—		985,016	2,091,371	—	985,016	2,091,371	3,076,387	14,464	2011	40
3100 SW 145th Avenue	Miramar, FL	—		6,204,407	—	16,692,437	6,265,000	16,631,844	22,896,844	1,158,058	2007	40
3350 SW 148th Avenue	Miramar, FL	—		2,960,511	—	18,585,409	2,980,689	18,565,230	21,545,920	6,561,785	2000	40
3400 Lakeside Drive	Miramar, FL	—		2,022,153	11,345,881	1,543,794	2,022,153	12,889,674	14,911,828	4,603,718	1990	40
3450 Lakeside Drive	Miramar, FL	—		2,022,152	11,357,143	2,664,027	2,022,152	14,021,170	16,043,322	5,176,435	1990	40
323 Park Knoll Drive	Morrisville, NC	2,761,516		1,071,600	4,397,807	493,095	1,071,600	4,890,902	5,962,502	243,600	2010	40
324 Park Knoll Drive	Morrisville, NC	—	*	1,449,092	4,424,932	290,618	1,449,450	4,715,192	6,164,642	611,045	2007	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
619 Distribution Drive	Morrisville, NC	—	*	1,031,430	5,655,167	341,601	1,031,685	5,996,513	7,028,198	747,721	2007	40
627 Distribution Drive	Morrisville, NC	—	*	1,061,370	5,152,110	402,352	1,061,632	5,554,200	6,615,832	639,133	2007	40
701 Distribution Drive	Morrisville, NC	—	*	1,300,889	5,313,226	207,183	1,301,211	5,520,088	6,821,298	699,641	2007	40
330 Fellowship Road	Mount Laurel, NJ	—		3,730,570	—	17,127,143	3,758,270	17,099,443	20,857,713	1,574,453	2006	40
300 Fellowship Road	Mt Laurel, NJ	—		—	—	7,350,519	1,098,904	6,251,616	7,350,519	1,466,669	2004	40
3001 Leadenhall Road	Mt Laurel, NJ	—		1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	3,009,603	2003	40
302 Fellowship Road	Mt Laurel, NJ	—		1,512,120	—	2,881,267	539,060	3,854,327	4,393,387	711,497	2001	40
350 Fellowship Road	Mt Laurel, NJ	—		2,960,159	1,449,611	4,622,152	2,970,687	6,061,236	9,031,922	1,029,227	2006	40
1000 Briggs Road	Mt. Laurel, NJ	—		288,577	2,546,537	1,582,304	288,577	4,128,841	4,417,418	1,300,800	1986	40
1001 Briggs Road	Mt. Laurel, NJ	—		701,705	3,505,652	1,974,794	701,705	5,480,446	6,182,151	2,488,205	1986	40
1015 Briggs Road	Mt. Laurel, NJ	—		356,987	—	3,588,277	470,659	3,474,605	3,945,264	1,196,611	2000	40
1020 Briggs Road	Mt. Laurel, NJ	—		494,334	—	3,393,424	569,184	3,318,575	3,887,758	1,313,785	1999	40
1025 Briggs Road	Mt. Laurel, NJ	—		430,990	3,714,828	1,353,899	430,990	5,068,727	5,499,717	2,018,565	1987	40
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—		310,585	4,394,900	263,774	311,950	4,657,309	4,969,260	2,053,523	1985	40
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—		361,800	3,285,817	787,561	362,855	4,072,323	4,435,178	1,891,177	1985	40
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—		289,700	2,512,683	1,084,817	290,545	3,596,655	3,887,200	1,601,646	1985	40
17000 Commerce Parkway	Mt. Laurel, NJ	—		144,515	—	3,346,494	144,515	3,346,494	3,491,009	1,116,457	2001	40
5000 Dearborn Court	Mt. Laurel, NJ	—		1,057,763	4,191,827	1,484,953	1,058,832	5,675,711	6,734,543	2,319,608	1988	40
6000 Commerce Parkway	Mt. Laurel, NJ	—		234,151	2,022,683	509,729	234,151	2,532,412	2,766,563	872,927	1985	40
8000 Commerce Parkway	Mt. Laurel, NJ	—		234,814	1,995,098	587,719	234,814	2,582,817	2,817,631	975,609	1983	40
9000 Commerce Parkway	Mt. Laurel, NJ	—		286,587	2,474,820	1,353,535	286,587	3,828,355	4,114,942	1,378,232	1983	40
550-590 Hale Avenue	Oakdale, MN	—		765,535	3,488,754	305,459	766,390	3,793,358	4,559,748	1,198,544	1996	40
1879 Lamont Avenue	Odenton, MD	—		1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	2,161,185	2004	40
350 Winmeyer Avenue	Odenton, MD	—		1,778,400	7,289,165	2,060,935	1,809,927	9,318,573	11,128,500	1,715,055	2004	40
1000 Gills Drive	Orlando, FL	—		415,906	—	2,712,378	435,400	2,692,883	3,128,283	263,779	2006	40
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,219,087	680,312	3,339,841	4,020,152	861,594	2003	40
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	343,526	522,991	2,906,275	3,429,266	1,108,405	1985	40
10771 Palm Bay Drive	Orlando, FL	—		664,605	—	2,363,614	685,383	2,342,835	3,028,219	592,268	2001	40
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	1,400,491	878,320	3,959,324	4,837,644	835,596	2003	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1400-1440 Central Florida Parkway	Orlando, FL	—	518,043	2,561,938	780,780	518,043	3,342,718	3,860,761	1,163,890	1962	40
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	914,639	538,512	4,091,429	4,629,941	1,563,118	1989	40
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	3,254,034	2,583,667	20,722,713	23,306,380	3,798,815	2005	40
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	9,973,148	2,583,216	21,170,829	23,754,046	3,463,759	2005	40
201 Summit Park Drive	Orlando, FL	—	4,435,921	—	38,434,995	4,510,990	38,359,926	42,870,916	1,809,137	2008	40
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,631,110	1,283,713	5,347,397	6,631,110	1,833,110	2004	40
2256 Taft-Vineland Road	Orlando, FL		467,296	—	2,494,666	825,673	2,136,290	2,961,963	441,210	2005	40
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	1,201,589	2,263,211	8,696,551	10,959,762	1,446,141	2004	40
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	3,002,042	642,427	2,745,579	3,388,006	661,545	2001	40
2416 Lake Orange Drive	Orlando, FL	—	535,964	—	2,935,605	704,800	2,766,769	3,471,569	872,247	2002	40
6200 Lee Vista Boulevard	Orlando, FL	—	1,435,301	6,174,642	346,148	1,435,301	6,520,790	7,956,091	888,934	2006	40
6501 Lee Vista Boulevard	Orlando, FL	—	903,701	—	5,660,761	925,671	5,638,790	6,564,462	1,452,887	2001	40
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,427	830,953	3,863,175	4,694,128	609,911	2006	40
7022 TPC Drive	Orlando, FL	—	1,443,510	6,775,194	599,828	1,457,286	7,361,247	8,818,533	1,168,913	2006	40
7100 TPC Drive	Orlando, FL	—	1,431,489	8,002,539	624,873	1,445,807	8,613,094	10,058,901	1,376,003	2006	40
7101 TPC Drive	Orlando, FL	—	1,553,537	5,702,243	289,159	1,570,863	5,974,076	7,544,939	820,012	2006	40
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,135,046	1,932,004	8,522,943	10,454,946	2,267,067	2004	40
8201 Chancellor Drive	Orlando, FL	—	4,295,972	15,564,905	2,966,361	4,295,972	18,531,266	22,827,239	1,250,544	2010	40
851 Gills Drive	Orlando, FL	—	332,992	—	2,877,002	373,500	2,836,494	3,209,994	251,222	2006	40
950 Gills Drive	Orlando, FL	—	443,989	—	2,812,728	464,800	2,791,917	3,256,717	227,044	2006	40
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,446,025	587,319	2,433,536	3,020,856	792,078	1999	40
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	32,928	252,850	1,330,851	1,583,701	480,917	1989	40
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	236,492	405,362	1,383,038	1,788,400	479,698	1989	40
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,084,539	767,953	4,155,440	4,923,392	691,730	2006	40
1 Crescent Drive	Philadelphia, PA	—	567,280	—	12,113,684	347,892	12,333,072	12,680,964	2,520,508	2004	40
3 Crescent Drive	Philadelphia, PA	—	214,726	—	23,772,950	417,823	23,569,853	23,987,676	936,289	2008	40
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,165,537	2,514,519	32,134,162	34,648,681	10,362,797	1999	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4300 South 26th Street	Philadelphia, PA	—		402,673	—	36,419,033	413,030	36,408,677	36,821,707	2,145,275	2008	40
4751 League Island Boulevard	Philadelphia, PA	—		992,965	331,924	6,791,359	1,022,081	7,094,168	8,116,249	1,616,209	2003	40
4775 League Island Boulevard	Philadelphia, PA	—		891,892	—	5,757,514	366,982	6,282,425	6,649,406	677,992	2006	40
8801 Tinicum Boulevard	Philadelphia, PA	—		2,474,031	—	43,774,779	125,087	46,123,723	46,248,810	19,689,892	1997	40
4207 E. Cotton Center Boulevard	Phoenix, AZ	—		1,409,908	4,680,808	1,100,202	1,410,248	5,780,670	7,190,918	1,028,343	2007	40
4217 E. Cotton Center Boulevard	Phoenix, AZ	—		7,922,480	10,045,599	2,755,567	6,690,321	14,033,325	20,723,646	2,009,429	2007	40
4303 E. Cotton Center Boulevard	Phoenix, AZ	—	*	2,619,964	9,675,711	43,652	2,619,964	9,719,362	12,339,326	1,381,214	2007	40
4313 E. Cotton Center Boulevard	Phoenix, AZ	—	*	3,895,539	16,724,283	1,401,012	3,895,539	18,125,296	22,020,834	2,705,935	2007	40
4405 E. Cotton Center Boulevard	Phoenix, AZ	—	*	2,646,318	9,697,439	264,679	2,646,318	9,962,118	12,608,436	1,407,159	2007	40
4410 E. Cotton Center Boulevard	Phoenix, AZ	—		4,758,484	10,559,563	5,587,577	4,765,172	16,140,451	20,905,624	2,042,809	2007	40
4415 E. Cotton Center Boulevard	Phoenix, AZ	—	*	1,749,957	3,667,748	493,421	1,749,957	4,161,169	5,911,126	412,534	2007	40
4425 E. Cotton Center Boulevard	Phoenix, AZ	—	*	7,318,457	24,549,401	(473,426)	7,318,457	24,075,975	31,394,432	2,620,521	2007	40
4435 E. Cotton Center Boulevard	Phoenix, AZ	—		1,910,584	1,954,020	2,166,648	1,911,045	4,120,208	6,031,253	675,054	2007	40
4550 South 44th Street	Phoenix, AZ	—		5,380,972	—	9,260,382	6,391,283	8,250,072	14,641,355	706,289	2007	40
4610 South 44th Street	Phoenix, AZ	—		6,539,310	—	10,331,534	6,827,288	10,043,555	16,870,843	835,345	2007	40
4750 S. 44th Place	Phoenix, AZ	—		3,756,307	8,336,400	4,190,610	3,761,587	12,521,730	16,283,317	1,334,839	2007	40
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	275,264	1,689,726	8,212,409	9,902,135	2,700,981	1994	40
2250 Hickory Road	Plymouth Meeting, PA	—		1,015,851	9,175,555	3,042,053	1,024,040	12,209,419	13,233,460	4,627,676	1985	40
14630-14650 28th Avenue North	Plymouth, MN	—		198,205	1,793,422	724,834	198,205	2,518,256	2,716,461	1,000,391	1978	40
2800 Campus Drive	Plymouth, MN	—		395,366	3,554,512	813,500	395,366	4,368,012	4,763,378	1,721,227	1985	40
2905 Northwest Boulevard	Plymouth, MN	—		516,920	4,646,342	2,377,010	516,920	7,023,352	7,540,272	2,366,535	1983	40
2920 Northwest Boulevard	Plymouth, MN	—		392,026	3,433,678	459,193	384,235	3,900,662	4,284,897	1,388,343	1997	40
2955 Xenium Lane	Plymouth, MN	—		151,238	1,370,140	506,303	151,238	1,876,443	2,027,681	748,084	1985	40
9600 54th Avenue	Plymouth, MN	—		332,317	3,077,820	1,124,550	534,993	3,999,694	4,534,687	1,236,880	1998	40
1400 SW 6th Court	Pompano Beach, FL	—		1,157,049	4,620,956	594,570	1,157,049	5,215,526	6,372,575	1,733,317	1986	40
1405 SW 6th Court	Pompano Beach, FL	—		392,138	1,565,787	444,870	392,138	2,010,658	2,402,796	725,031	1985	40
1500 SW 5th Court	Pompano Beach, FL	—		972,232	3,892,085	368,198	972,232	4,260,284	5,232,515	1,518,402	1957	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	200,027	203,247	1,011,120	1,214,367	325,445	1990	40
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	248,833	203,247	1,059,926	1,263,173	446,894	1990	40
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	57,614	203,247	868,708	1,071,955	291,363	1990	40
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	624,145	359,933	2,061,261	2,421,194	664,570	1984	40
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	263,508	164,413	919,441	1,083,853	373,541	1984	40
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	221,760	310,178	1,460,685	1,770,862	599,048	1965	40
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	159,898	659,456	4,995,908	5,655,364	2,091,170	1989	40
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	1,080,673	310,854	3,360,270	3,671,124	1,273,109	1973	40
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,838,267	693,203	6,921,760	7,614,963	2,796,841	1975	40
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	2,038,507	256,203	4,588,156	4,844,359	1,719,065	1976	40
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,755,808	91,599	1,755,685	1,847,284	659,149	1975	40
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,400,246	223,696	4,040,681	4,264,377	1,235,265	1978	40
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,163,576	325,303	3,549,133	3,874,436	1,468,967	1979	40
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	477,087	615,038	4,987,359	5,602,397	2,031,972	1988	40
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	362,531	454,056	3,092,273	3,546,329	1,370,707	1987	40
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	427,390	486,166	3,992,601	4,478,767	1,634,659	1981	40
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	814,875	474,360	4,293,521	4,767,881	1,736,416	1982	40
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	762,195	652,455	5,546,870	6,199,325	2,408,887	1985	40
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	457,396	404,616	3,424,583	3,829,199	1,394,191	1985	40
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	1,399,752	452,263	4,691,632	5,143,896	1,819,882	1978	40
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	427,164	262,210	2,537,789	2,799,999	1,060,044	1989	40
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	263,481	486,598	4,346,583	4,833,181	1,701,858	1989	40
530 Eastpark Court	Richmond, VA	—	266,883	—	2,535,792	334,772	2,467,903	2,802,675	933,171	1999	40
540 Eastpark Court	Richmond, VA	—	742,300	—	5,415,233	1,066,839	5,090,694	6,157,533	410,645	2007	40
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	210,765	489,941	3,803,665	4,293,606	1,593,435	1989	40
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,589,984	720,100	4,575,544	5,295,644	1,793,897	1996	40
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	87,419	644,384	4,112,899	4,757,283	1,774,328	1990	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	676,233	408,729	3,373,581	3,782,310	1,532,486	1990	40
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,394,868	700,503	5,389,009	6,089,512	1,970,942	1998	40
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,942,774	687,898	4,931,537	5,619,435	1,923,676	1997	40
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,486,258	901,666	7,457,493	8,359,159	702,711	1997	40
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	2,070,114	2006	40
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,782,967	335,061	4,753,727	5,088,788	1,511,927	1999	40
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,981,740	399,988	3,936,655	4,336,643	1,376,294	1997	40
13098 George Weber Drive	Rogers, MN	—	895,811	6,004,189	3,000	895,811	6,007,188	6,903,000	58,003	2011	40
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	5,159,433	2005	40
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	8,566,884	807,006	8,663,931	9,470,936	1,130,317	2006	40
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,229,627	794,848	6,364,624	7,159,471	1,115,211	2004	40
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	7,793,804	5,100,791	32,013,131	37,113,922	4,275,773	2006	40
13621 NW 12th Street	Sunrise, FL	—	5,570,820	9,454,900	2,665,402	5,570,821	12,120,301	17,691,122	2,157,009	2008	40
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	146,456	659,825	2,742,702	3,402,528	938,360	1991	40
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	184,108	558,251	2,356,010	2,914,261	759,392	1991	40
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	533,128	359,540	1,994,978	2,354,518	796,292	1990	40
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,437,886	559,527	4,389,822	4,949,349	2,294,223	1985	40
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,549,284	1,181,609	4,771,216	5,952,825	1,617,980	2006	40
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,321,485	933,362	2,718,220	3,651,582	417,917	2005	40
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,127,273	503,767	3,914,858	4,418,625	1,702,932	1986	40
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,875,253	1,071,535	3,803,718	4,875,253	1,163,127	1999	40
4503 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,496,413	619,913	2,876,500	3,496,413	809,689	2002	40
4505 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,019,029	716,594	2,302,435	3,019,029	841,605	2002	40
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752	556,887	2,999,463	3,556,350	975,787	2000	40
4511 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,662,517	686,594	1,975,923	2,662,517	501,472	2002	40
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	531,255	2003	40
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	13,340,415	1,560,099	12,723,485	14,283,585	3,940,356	2000	40
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	13,396,486	1,908,792	12,941,061	14,849,853	1,010,606	2006	40
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,501,039	900,508	3,499,416	4,399,923	1,090,227	2004	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,464,999	952,860	3,464,999	4,417,859	1,146,389	1998	40
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	976,773	262,416	2,489,357	2,751,773	991,427	1981	40
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	506,037	181,923	2,318,534	2,500,457	834,554	1979	40
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,388,719	661,680	3,146,722	3,808,402	1,125,861	2000	40
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	277,997	2001	40
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	305,610	2000	40
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,127,887	235,894	2,127,886	2,363,780	802,814	1998	40
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,366,114	771,501	3,147,947	3,919,449	994,204	1999	40
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,578,607	506,949	2,429,023	2,935,971	814,765	1999	40
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	204,883	548,905	2,446,510	2,995,415	379,044	2006	40
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,671,312	506,949	2,521,727	3,028,676	832,453	1999	40
7920 Woodland Center Boulevard	Tampa, FL	—	1,082,648	2,445,444	77,964	1,082,648	2,523,408	3,606,056	907,145	1997	40
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—	1,408,478	5,247,246	1,061,494	1,408,478	6,308,741	7,717,218	2,521,608	1990	40
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,377,320	438,061	2,289,666	2,727,726	759,767	1999	40
8112-42 Woodland Center Boulevard	Tampa, FL	—	513,263	3,230,239	649,273	513,263	3,879,513	4,392,775	1,524,538	1995	40
8154-8198 Woodland Center Boulevard	Tampa, FL	—	399,088	2,868,834	898,405	399,088	3,767,239	4,166,327	1,274,743	1988	40
8212 Woodland Center Boulevard	Tampa, FL	—	820,882	2,322,720	37,906	820,882	2,360,627	3,181,509	858,971	1996	40
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	275,040	611,626	4,907,713	5,519,339	2,265,187	1986	40
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	295,627	4,304,102	23,983,805	28,287,907	4,999,976	2006	40
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	325,089	3,344,090	18,650,508	21,994,598	3,445,088	2006	40
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	314,323	3,167,958	19,440,471	22,608,428	3,825,288	2006	40
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	1,163,921	3,166,300	19,899,324	23,065,624	3,917,666	2006	40
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	515,886	2,050,548	11,688,785	13,739,333	2,275,379	2006	40
8900-34 Brittany Was	Tampa, FL	—	537,194	—	3,622,389	978,019	3,181,564	4,159,583	679,802	2005	40
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	990,985	254,493	2,024,743	2,279,236	742,858	1998	40
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,806,688	364,514	1,652,015	2,016,529	522,998	2000	40
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,853,643	899,284	3,446,679	4,345,963	987,410	2004	40
901-933 US Highway 301 South	Tampa, FL	—	500,391	—	3,874,192	840,314	3,534,270	4,374,584	1,275,936	2001	40
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,214,583	628,237	2,788,117	3,416,354	692,547	2006	40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,303,369	486,004	3,267,805	3,753,809	307,730	2007	40
921 South Park Lane	Tempe, AZ	—	1,192,820	1,548,313	—	1,192,820	1,548,313	2,741,133	—	2011	40
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	3,224,098	2,295,090	12,303,908	14,598,999	1,730,579	2007	40
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	545,166	474,746	3,207,155	3,681,900	826,492	2003	40
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,861,264	1,116,693	8,631,744	9,748,437	2,992,287	1988	40
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,473,357	965,177	8,202,074	9,167,251	3,019,532	1989	40
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,746,798	953,590	7,889,540	8,843,130	2,817,822	1987	40
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	615,653	891,753	4,223,543	5,115,296	1,569,056	1987	40
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	1,981,495	700,564	11,573,763	12,274,328	4,406,863	1989	40
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	341,152	371,694	2,449,249	2,820,943	910,170	1996	40
1100 17th Street NW	Washington, DC	—	16,558,660	32,223,978	3,200	16,558,660	32,227,178	48,785,838	164,631	2011	40
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667	—	8,602,185	5,223,660	9,594,192	14,817,852	3,168,838	2001	40
1500 Liberty Ridge	Wayne, PA	—	8,287,555	—	31,934,588	11,636,499	28,585,645	40,222,144	8,564,000	2002	40
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	4,448,311	5,539,281	20,624,863	26,164,144	5,987,793	1979	40
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	656,823	845,846	7,465,848	8,311,694	2,596,611	1988	40
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	806,694	664,899	6,159,105	6,824,003	2,238,066	1988	40
1 Kings Hill Aveune	West Malling, UK	—	—	—	13,960,474	3,889,016	10,071,458	13,960,474	1,358,577	2006	40
42 Kings Hill Avenue	West Malling, UK	—	—	—	17,820,185	4,222,025	13,598,161	17,820,186	1,624,350	2005	40
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	3,417,808	1,118,387	7,972,912	9,091,299	1,320,887	2006	40
7805 Hudson Road	Woodbury, MN	—	1,279,834	—	10,293,862	1,385,739	10,187,958	11,573,697	4,055,430	2002	40

Subtotal Operating Real Estate		$40,715,747	$781,189,164	$1,763,612,230	$2,429,160,915	$856,783,741	$4,117,178,569	$4,973,962,310	$1,062,229,638

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2011	Date of Construction or Acquisition	Depreciable life (years)
Development Properties
2785 Commerce Center Boulevard	Bethlehem, PA	$—	$11,961,623	$—	$4,421,184	$11,961,623	$4,421,184	$16,382,807	$—	2011	N/A
40 Logistics Drive	Carlisle, PA	—	7,981,850	—	5,619,357	7,981,850	5,619,357	13,601,207	—	2011	N/A
4047 Perimeter West Drive	Charlotte, NC	—	1,279,004	—	267,512	1,279,004	267,512	1,546,516	—	2011	N/A
14031 Hollister Road	Houston, TX	—	1,396,794	—	4,349,731	1,396,794	4,349,731	5,746,525	—	2011	N/A
5500 N. Sam Houston Parkway West	Houston, TX	—	1,243,541	—	3,360,651	1,243,541	3,360,651	4,604,192	—	2011	N/A
100 Diagonal Boulevard	Philadelphia, PA	—	567,531	—	1,600,305	567,531	1,600,305	2,167,835	—	2011	N/A
4000 S 26th Street	Philadelphia, PA	—	51,784	—	5,029,705	51,784	5,029,705	5,081,489	—	2011	N/A
4050 S 26th Street	Philadelphia, PA	—	46,301	—	5,460,148	46,301	5,460,148	5,506,449	—	2011	N/A
5 Crescent Drive	Philadelphia, PA	—	1,765,341	—	22,429,330	1,765,341	22,429,330	24,194,671	—	2011	N/A
8th & Walnut Streets	Philadelphia, PA	—	734,275	—	9,281,645	734,275	9,281,645	10,015,920	—	2011	N/A

Subtotal Development in Progress		$—	$27,028,044	$—	$61,819,568	$27,028,044	$61,819,568	$88,847,611	$—

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2010	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	$—	$12,052,635	$—	$279,456	$12,332,091	$—	$12,332,091	$—	2005	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667	—	13,676	5,810,344	—	5,810,344	—	2007	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	566,124	2,605,859	—	2,605,859	—	1998	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	384	209,030	—	209,030	—	2010	N/A
Charlotte Distribution Center Land-Lot 1	Charlotte, NC	—	652,844	—	—	652,844	—	652,844	—	2011	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	23,887	2,075,518	—	2,075,518	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,191,071	20,048,627	—	20,048,627	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,893,669	3,458,204	—	3,458,204	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	98,242	—	88,146	186,388	—	186,388	—	1998	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492	—	3,621,228	5,918,720	—	5,918,720	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,361,340	13,850,926	—	13,850,926	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	229,953	138,101	—	101,157	239,258	—	239,258	—	2001	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	452,208	3,823,391	—	3,823,391	—	2008	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	914,318	1,827,594	—	1,827,594	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	25,160	3,069,098	—	3,069,098	—	2005	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634	—	14,445	1,087,079	—	1,087,079	—	2007	N/A
Central Green Land - Tract 5	Houston, TX	—	3,492,547	—	217,069	3,709,616	—	3,709,616	—	2007	N/A
Greens Crossing Land	Houston, TX	—	2,476,892	—	49,045	2,525,938	—	2,525,938	—	2007	N/A
Hollister Beltway 8 Land	Houston, TX	—	3,641,897	—	9,515	3,651,411	—	3,651,411	—	2008	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	162,436	5,919,301	—	5,919,301	—	2007	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690	—	1,173	2,041,863	—	2,041,863	—	2001	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448	—	73,504	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	492,908	—	87,649	580,557	—	580,557	—	1998	N/A
Imeson Road Land	Jacksonville, FL	—	4,153,948	—	2,053,506	6,207,454	—	6,207,454	—	2008	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269	—	82,690	538,959	—	538,959	—	1995	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337	—	220,472	1,622,809	—	1,622,809	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790	—	1,231,240	3,527,030	—	3,527,030	—	2005	N/A

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2011	Accumulated Depreciation 12/31/2010	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
Kent County, UK	Kent County, UK	—	—	—	4,933,923	4,933,923	—	4,933,923	—	1999	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,194,790	1,986,908	—	1,986,908	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994	—	4,962,649	9,737,643	—	9,737,643	—	2001	N/A
Miami International Tradeport Land	Medley, FL	—	17,506,630	—	1,433,344	18,939,974	—	18,939,974	—	2011	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	413,926	6,499,264	—	6,499,264	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,468,138	4,637,370	—	4,637,370	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	—	365,230	—	365,230	—	2006	N/A
26th Street North Land	Philadelphia, PA	—	90,774	—	1,052,171	1,142,945	—	1,142,945	—	2009	N/A
Cotton Center Land	Phoenix, AZ	—	1,359,134	—	18,197,359	19,556,493	—	19,556,493	—	2007	N/A
Eastport IX	Richmond, VA	—	211,627	—	3,325	214,952	—	214,952	—	1997	N/A
Eastport VIII	Richmond, VA	—	382,698	—	3,325	386,023	—	386,023	—	1997	N/A
1315 Brockton Lane North	Rogers, MN	—	2,165,447	—	243,430	2,408,877	—	2,408,877	—	2011	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,717	170,031	—	170,031	—	1996	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686	—	3,298,406	11,621,093	—	11,621,093	—	2007	N/A
Bridgeway II Land	Suffolk, VA	—	603,391	—	2,025,243	2,628,635	—	2,628,635	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	733,927	3,449,641	—	3,449,641	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,500	210,635	—	210,635	—	2000	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	219,098	2,214,473	—	2,214,473	—	2007	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826	—	1,186,226	11,545,052	—	11,545,052	—	2006	N/A

Subtotal Land Held for Development		$229,953	$150,014,419	$—	$69,360,662	$219,375,084	$—	$219,375,084	$—

Total All Properties		$40,945,700	$958,231,628	$1,763,612,230	$2,560,341,147	$1,076,158,825	$4,206,026,180	$5,282,185,005	$1,062,229,638

* Denotes property is collateralized under mortgages with Metropolitan Life, LaSalle Bank, Allianz and John Hancock totaling $238.8 million.

SCHEDULE III
LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2011	2010	2009
REAL ESTATE:
Balance at beginning of year	$4,907,973	$4,838,869	$4,758,471
Additions	423,924	108,760	164,580
Disposition of property	(49,712)	(39,656)	(84,182)

Balance at end of year	$5,282,185	$4,907,973	$4,838,869

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$938,044	$836,146	$733,688
Depreciation expense	144,284	147,299	144,548
Disposition of property	(20,098)	(45,401)	(42,090)

Balance at end of year	$1,062,230	$938,044	$836,146

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company's 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Trust

Reports of Independent Registered Public Accounting Firm - Liberty Property Trust

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm - Liberty Property Limited Partnership

Financial Statements - Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2011 and 2010

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2011, 2010 and 2009

Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2011, 2010 and 2009

Statements of Cash Flows:

Liberty Property Trust Consolidated for the years ended December 31, 2011, 2010 and 2009

Financial Statements - Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2011 and 2010

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2011, 2010 and 2009

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2011, 2010 and 2009

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011 for Liberty Property Trust

All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011 for Liberty Property Limited Partnership

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

3.1.2
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 3l, 1997).

3.1.3
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the “Second Quarter 1999 Form 10-Q”)).

3.1.4
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).

3.1.5
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

3.1.6
Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004 (Incorporated by reference to Exhibit 3.1 with Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”)).

3.1.7
Restatement of the Amended Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004 (Incorporated by reference to Exhibit 3.2 to the Second Quarter 2004 Form 10-Q).

3.1.8
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

3.1.24
Eighth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the August 23, 2007 Form 8-K).

3.1.25*	Ninth amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership.

3.1.26*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.1.27
Liberty Property Trust First Amended and Restated By-Laws of the Trust, as Amended on December 6, 2007 (Incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed with the Commission on December 12, 2007).

4.1
Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2010, filed with the Commission on April 20, 2010).

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

4.6
Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership (Incorporated by reference to Exhibit 4 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the “First Quarter 1999 Form 10-Q”)).

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

4.8
Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership (Incorporated by reference to Exhibit 4.10 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.9
Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the “Third Quarter 2002 Form 10-Q”)).

4.1
Seventh Supplemental Indenture, dated as of August 10, 2004, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 5.65% Senior Notes due 2012 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 4.1.2 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “Third Quarter 2004 Form 10-Q”)).

4.11
Eighth Supplemental Indenture, dated as of March 1, 2005, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association (as successor to the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.125% Senior Notes due 2015 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 4.2 filed with the Registrants' Current Report on Form 8-K/A filed with the Commission on March 1, 2005 (the “March 2005 Form 8-K”)).

4.12
Ninth Supplemental Indenture, dated as of December 18, 2006, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.50% Senior Notes due 2016 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 4.13 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

4.13
Tenth Supplemental Indenture, dated as of September 25, 2007, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 6.625% Senior Notes due 2017 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007).

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

4.16
Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002 (Incorporated by reference to Exhibit 4 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the “Second Quarter 1998 Form 10-Q”)).

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

4.19 10.1@
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

Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 21, 2009 (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2009, filed with the Commission on April 17, 2009).

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

10.8.1
Second Amended and Restated Credit Agreement, dated as of August 31, 2010, by and among Liberty Property Limited Partnership, Liberty Property Trust, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Bank, N.A., Citizens Bank, SunTrust Bank and PNC Bank, National Association as Documentation Agents, Citicorp North America, Inc., UBS Loan Finance LLC, The Bank of Nova Scotia, Capital One Bank and U.S. Bank National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Bookrunners and Joint Lead Arrangers, and the lenders a party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on September 17, 2010).

10.8.2
Third Amended and Restated Credit Agreement, dated as of October 21, 2011, by and among Liberty Property Limited Partnership, Liberty Property Trust, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Bank, N.A., SunTrust Bank and Citizens Bank of Pennsylvania, as Documentation Agents, PNC Bank, National Association, as Co-Documentation Agent, Citibank, N.A., UBS Securities LLC, U.S. Bank National Association, Capital One, N.A. and Bank of Tokyo Mitsubishi UFJ, Ltd., as Managing Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and the lenders a party thereto. (Incorporated by reference to Exhibit 99.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on October 27, 2011).

10.9@	Liberty Property Trust - Amended Management Severance Plan (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.10@	Liberty Property Trust - Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 filed with the Trust's Registration Statement on Form S-8 (Comission File No. 333-175263)).

10.11@
Liberty Property Trust 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”)).

10.12@
Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

10.13@	Form of Option Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with the First Quarter 2008 Form 10-Q).

10.14@
Form of 2009 Long Term Incentive Plan Target Unit Award Agreement (Incorporated by reference to Exhibit 10.2 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.15
Amended and Restated Limited Partnership of Liberty/Commerz 1701 JFK Boulevard Limited Partnership, dated as of April 11, 2006, by and among Liberty Property Philadelphia Corporation IV East, as general partner, and the Operating Partnership and 1701 JFK Boulevard Philadelphia, L.P. as limited partners (Incorporated by reference to Exhibit 10.3 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the “Second Quarter 2006 Form 10-Q”)).

10.16
NOI Support Agreement, dated as of April 11, 2006, by Liberty Property Limited Partnership in favor of Liberty/Commerz 1701 JFK Boulevard, L.P. and 1701 JFK Boulevard Philadelphia, L.P. (Incorporated by reference to Exhibit 10.4 filed with the Registrants' Second Quarter 2006 Form 10-Q).

10.17
Completion and Payment Agreement and Guaranty, dated as of April 11, 2006, by the Operating Partnership for the benefit of 1701 JFK Boulevard Philadelphia, L.P. and Liberty/Commerz 1701 JFK Boulevard L.P. (Incorporated by reference to Exhibit 10.5 filed with the Registrants' Second Quarter 2006 Form 10-Q).

10.18+
Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007 (Incorporated by reference to Exhibit 10.18 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.19+
Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007 (Incorporated by reference to Exhibit 10.19 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

12*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges

21*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP relating to the Trust.

23.2*	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

____________
*	Filed herewith.

+	Confidential treatment has been granted by the Securities and Exchange Commission with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

@	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST

Date: February 24, 2012                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2012
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 24, 2012
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 24, 2012
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 24, 2012
David L. Lingerfelt

/s/ STEPHEN B. SIEGEL	Trustee	February 24, 2012
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee	February 24, 2012
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 24, 2012
Daniel P. Garton

/s/ STEPHEN D. STEINOUR	Trustee	February 24, 2012
Stephen D. Steinour

/s/ KATHERINE E. DIETZE	Trustee	February 24, 2012
Katherine E. Dietze

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

Date: February 24, 2012                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2012
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 24, 2012
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 24, 2012
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 24, 2012
David L. Lingerfelt

/s/ STEPHEN B. SIEGEL	Trustee	February 24, 2012
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee	February 24, 2012
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 24, 2012
Daniel P. Garton

/s/ STEPHEN D. STEINOUR	Trustee	February 24, 2012
Stephen D. Steinour

/s/ KATHERINE E. DIETZE	Trustee	February 24, 2012
Katherine E. Dietze

EXHIBIT INDEX

EXHIBIT NO.

3.1.25	Ninth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership.

3.1.26	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to the Trust.

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________