Form 10-Q
period 2012-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2012-05-01
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 30, 2012, 117,337,260 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2012 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Trust”, mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we”, “our” or “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.8% of the common equity of the Operating Partnership at March 31, 2012. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"). The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as "noncontrolling interest - operating partnership" in mezzanine equity and as a component of total equity as "noncontrolling interest - operating partnership."

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2012

Index		Page

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures for Liberty Property Trust		35

Signatures for Liberty Property Limited Partnership		36

Exhibit Index		37

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$854,972	$855,213
Building and improvements	4,117,093	4,109,783
Less accumulated depreciation	(1,088,301)	(1,058,283)
Operating real estate	3,883,764	3,906,713
Development in progress	138,634	88,848
Land held for development	218,926	219,375
Net real estate	4,241,324	4,214,936
Cash and cash equivalents	27,650	18,204
Restricted cash	39,188	63,659
Accounts receivable	9,210	8,192
Deferred rent receivable	104,502	103,002
Deferred financing and leasing costs, net of accumulated amortization (2012, $128,303; 2011, $123,822)	130,843	130,160
Investments in and advances to unconsolidated joint ventures	174,651	174,687
Assets held for sale	197,737	200,647
Prepaid expenses and other assets	90,189	76,186
Total assets	$5,015,294	$4,989,673
LIABILITIES
Mortgage loans	$282,716	$290,819
Unsecured notes	1,792,643	1,792,643
Credit facility	293,300	139,400
Accounts payable	32,310	23,418
Accrued interest	33,036	24,147
Dividend and distributions payable	57,393	56,958
Other liabilities	177,590	194,995
Total liabilities	2,668,988	2,522,380
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of March 31, 2012 and December 31, 2011	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 118,264,957 (includes 1,249,909 in treasury) and 117,352,353 (includes 1,249,909 in treasury) shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	118	117
Additional paid-in capital	2,637,861	2,617,355
Accumulated other comprehensive income (loss)	1,815	(429)
Distributions in excess of net income	(479,995)	(461,498)
Common shares in treasury, at cost, 1,249,909 shares as of March 31, 2012 and December 31, 2011	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,107,848	2,103,594
Noncontrolling interest – operating partnership
3,808,746 common units outstanding as of March 31, 2012 and December 31, 2011	63,920	64,428
5,290,000 and 9,740,000 preferred units outstanding as of March 31, 2012 and December 31, 2011, respectively	163,226	287,959
Noncontrolling interest – consolidated joint ventures	3,775	3,775
Total equity	2,338,769	2,459,756
Total liabilities, noncontrolling interest - operating partnership and equity	$5,015,294	$4,989,673

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
OPERATING REVENUE
Rental	$119,591	$114,724
Operating expense reimbursement	50,346	51,410
Total operating revenue	169,937	166,134
OPERATING EXPENSE
Rental property	30,440	31,750
Real estate taxes	20,782	19,489
General and administrative	17,204	15,949
Depreciation and amortization	41,367	39,077
Total operating expenses	109,793	106,265
Operating income	60,144	59,869
OTHER INCOME (EXPENSE)
Interest and other income	2,762	2,589
Interest expense	(28,476)	(32,889)
Total other income (expense)	(25,714)	(30,300)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,430	29,569
Gain on property dispositions	523	1,161
Income taxes	(178)	(550)
Equity in earnings of unconsolidated joint ventures	916	534
Income from continuing operations	35,691	30,714
Discontinued operations (including net gain on property dispositions of $1,064 and $470 for the three months ended March 31, 2012 and 2011, respectively)	3,911	4,229
Net income	39,602	34,943
Noncontrolling interest – operating partnership	(2,513)	(6,235)
Noncontrolling interest – consolidated joint ventures	—	201
Net income available to common shareholders	$37,089	$28,909
Net income	$39,602	$34,943
Other comprehensive income	2,317	2,144
Comprehensive income	41,919	37,087
Less: comprehensive income attributable to noncontrolling interest	(2,586)	(6,306)
Comprehensive income attributable to common shareholders	$39,333	$30,781
Earnings per common share
Basic:
Income from continuing operations	$0.29	$0.21
Income from discontinued operations	0.03	0.04
Income per common share – basic	$0.32	$0.25
Diluted:
Income from continuing operations	$0.29	$0.21
Income from discontinued operations	0.03	0.04
Income per common share – diluted	$0.32	$0.25
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	115,972	114,013
Diluted	116,743	114,766
Amounts attributable to common shareholders
Income from continuing operations	$33,301	$24,820
Discontinued operations	3,788	4,089
Net income available to common shareholders	$37,089	$28,909

See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited except as noted and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2012 (audited)	$117	$2,617,355	$(429)	$(461,498)	$(51,951)	$2,103,594	$64,428	$287,959	$3,775	$2,459,756
Net proceeds from the issuance of common shares	1	16,196	—	—	—	16,197	—	—	—	16,197
Net income	—	—	—	37,089	—	37,089	1,207	1,306	—	39,602
Distributions	—	—	—	(55,586)	—	(55,586)	(1,788)	(5,035)	—	(62,409)
Share-based compensation	—	4,310	—	—	—	4,310	—	—	—	4,310
Foreign currency translation adjustment	—	—	2,244	—	—	2,244	73	—	—	2,317
Redemption of noncontrolling interest - preferred units	—	—	—	—	—	—	—	(124,733)	—	(124,733)
Excess of preferred unit carrying amount over redemption	—	—	—	—	—	—	—	3,729	—	3,729
Balance at March 31, 2012	$118	$2,637,861	$1,815	$(479,995)	$(51,951)	$2,107,848	$63,920	$163,226	$3,775	$2,338,769

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income	$39,602	$34,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,778	44,764
Amortization of deferred financing costs	1,188	1,521
Equity in earnings of unconsolidated joint ventures	(916)	(534)
Distributions from unconsolidated joint ventures	208	305
Gain on property dispositions	(1,587)	(1,631)
Share-based compensation	4,310	4,494
Changes in operating assets and liabilities:
Restricted cash	24,604	(5,196)
Accounts receivable	(1,022)	(4,804)
Deferred rent receivable	(1,484)	(2,678)
Prepaid expenses and other assets	(6,578)	4,216
Accounts payable	8,893	3,177
Accrued interest	8,889	3,656
Other liabilities	(25,163)	(6,246)
Net cash provided by operating activities	92,722	75,987
INVESTING ACTIVITIES
Investment in operating properties	(13,243)	(19,058)
Investments in and advances to unconsolidated joint ventures	(2,702)	(6,507)
Distributions from unconsolidated joint ventures	3,610	2,258
Net proceeds from disposition of properties/land	6,237	3,451
Net advances on public reimbursement receivable/escrow	(6,925)	(631)
Investment in development in progress	(43,405)	(4,093)
Investment in land held for development	(2,648)	(1,410)
Investment in deferred leasing costs	(7,983)	(5,790)
Net cash used in investing activities	(67,059)	(31,780)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	16,197	12,085
Redemption of preferred units	(121,000)	—
Repayments of unsecured notes	—	(246,500)
Proceeds from mortgage loans	11,186	—
Repayments of mortgage loans	(19,288)	(25,558)
Proceeds from credit facility	259,650	200,000
Repayments on credit facility	(105,750)	—
Increase in deferred financing costs	(285)	(12)
Distribution paid on common shares	(55,149)	(54,284)
Distribution paid on units	(3,883)	(7,108)
Net cash used in financing activities	(18,322)	(121,377)
Net increase (decrease) in cash and cash equivalents	7,341	(77,170)
Increase in cash and cash equivalents related to foreign currency translation	2,105	1,472
Cash and cash equivalents at beginning of period	18,204	108,409
Cash and cash equivalents at end of period	$27,650	$32,711

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$854,972	$855,213
Building and improvements	4,117,093	4,109,783
Less accumulated depreciation	(1,088,301)	(1,058,283)
Operating real estate	3,883,764	3,906,713
Development in progress	138,634	88,848
Land held for development	218,926	219,375
Net real estate	4,241,324	4,214,936
Cash and cash equivalents	27,650	18,204
Restricted cash	39,188	63,659
Accounts receivable	9,210	8,192
Deferred rent receivable	104,502	103,002
Deferred financing and leasing costs, net of accumulated amortization (2012, $128,303; 2011, $123,822)	130,843	130,160
Investments in and advances to unconsolidated joint ventures	174,651	174,687
Assets held for sale	197,737	200,647
Prepaid expenses and other assets	90,189	76,186
Total assets	$5,015,294	$4,989,673
LIABILITIES
Mortgage loans	$282,716	$290,819
Unsecured notes	1,792,643	1,792,643
Credit facility	293,300	139,400
Accounts payable	32,310	23,418
Accrued interest	33,036	24,147
Distributions payable	57,393	56,958
Other liabilities	177,590	194,995
Total liabilities	2,668,988	2,522,380
Limited partners' equity - 301,483 preferred units outstanding as of March 31, 2012 and December 31, 2011	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 117,015,048 (net of 1,249,909 treasury units) and 116,102,444 (net of 1,249,909 treasury units) common units outstanding as of March 31, 2012 and December 31, 2011, respectively	2,107,848	2,103,594
Limited partners’ equity – 3,808,746 common units outstanding as of March 31, 2012 and December 31, 2011	63,920	64,428
Limited partners’ equity – 5,290,000 and 9,740,000 preferred units outstanding as of March 31, 2012 and December 31, 2011, respectively	163,226	287,959
Noncontrolling interest – consolidated joint ventures	3,775	3,775
Total owners’ equity	2,338,769	2,459,756
Total liabilities, limited partners' equity and owners’ equity	$5,015,294	$4,989,673

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
OPERATING REVENUE
Rental	$119,591	$114,724
Operating expense reimbursement	50,346	51,410
Total operating revenue	169,937	166,134
OPERATING EXPENSE
Rental property	30,440	31,750
Real estate taxes	20,782	19,489
General and administrative	17,204	15,949
Depreciation and amortization	41,367	39,077
Total operating expenses	109,793	106,265
Operating income	60,144	59,869
OTHER INCOME (EXPENSE)
Interest and other income	2,762	2,589
Interest expense	(28,476)	(32,889)
Total other income (expense)	(25,714)	(30,300)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,430	29,569
Gain on property dispositions	523	1,161
Income taxes	(178)	(550)
Equity in earnings of unconsolidated joint ventures	916	534
Income from continuing operations	35,691	30,714
Discontinued operations (including net gain on property dispositions of $1,064 and $470 for the three months ended March 31, 2012 and 2011, respectively)	3,911	4,229
Net income	39,602	34,943
Noncontrolling interest – consolidated joint ventures	—	201
Preferred unit distributions	(5,035)	(5,253)
Excess of preferred unit carrying amount over redemption	3,729	—
Income available to common unitholders	$38,296	$29,891
Net income	$39,602	$34,943
Other comprehensive income	2,317	2,144
Comprehensive income	$41,919	$37,087
Earnings per common unit
Basic:
Income from continuing operations	$0.29	$0.21
Income from discontinued operations	0.03	0.04
Income per common unit - basic	$0.32	$0.25
Diluted:
Income from continuing operations	$0.29	$0.21
Income from discontinued operations	0.03	0.04
Income per common unit - diluted	$0.32	$0.25
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	119,781	117,942
Diluted	120,552	118,695
Net income allocated to general partners	$37,089	$28,909
Net income allocated to limited partners	$2,513	$6,235

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited except as noted and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS		NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2012 (audited)	$2,103,594	$64,428	$287,959	—	$3,775	$2,459,756
Contributions from partners	20,507	—	—	—	—	20,507
Distributions to partners	(55,586)	(1,788)	(5,035)	—	—	(62,409)
Foreign currency translation adjustment	2,244	73	—	—	—	2,317
Net income	37,089	1,207	1,306	—	—	39,602
Redemption of limited partners' preferred units	—	—	(124,733)		—	(124,733)
Excess of preferred unit carrying amount over redemption	—	—	3,729		—	3,729
Balance at March 31, 2012	$2,107,848	$63,920	$163,226		$3,775	$2,338,769

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income	$39,602	$34,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,778	44,764
Amortization of deferred financing costs	1,188	1,521
Equity in earnings of unconsolidated joint ventures	(916)	(534)
Distributions from unconsolidated joint ventures	208	305
Gain on property dispositions	(1,587)	(1,631)
Share-based compensation	4,310	4,494
Changes in operating assets and liabilities:
Restricted cash	24,604	(5,196)
Accounts receivable	(1,022)	(4,804)
Deferred rent receivable	(1,484)	(2,678)
Prepaid expenses and other assets	(6,578)	4,216
Accounts payable	8,893	3,177
Accrued interest	8,889	3,656
Other liabilities	(25,163)	(6,246)
Net cash provided by operating activities	92,722	75,987
INVESTING ACTIVITIES
Investment in operating properties	(13,243)	(19,058)
Investments in and advances to unconsolidated joint ventures	(2,702)	(6,507)
Distributions from unconsolidated joint ventures	3,610	2,258
Net proceeds from disposition of properties/land	6,237	3,451
Net advances on public reimbursement receivable/escrow	(6,925)	(631)
Investment in development in progress	(43,405)	(4,093)
Investment in land held for development	(2,648)	(1,410)
Investment in deferred leasing costs	(7,983)	(5,790)
Net cash used in investing activities	(67,059)	(31,780)
FINANCING ACTIVITIES
Redemption of preferred units	(121,000)	—
Repayments of unsecured notes	—	(246,500)
Proceeds from mortgage loans	11,186	—
Repayments of mortgage loans	(19,288)	(25,558)
Proceeds from credit facility	259,650	200,000
Repayments on credit facility	(105,750)	—
Increase in deferred financing costs	(285)	(12)
Capital contributions	16,197	12,085
Distributions to partners	(59,032)	(61,392)
Net cash used in financing activities	(18,322)	(121,377)
Net increase (decrease) in cash and cash equivalents	7,341	(77,170)
Increase in cash and cash equivalents related to foreign currency translation	2,105	1,472
Cash and cash equivalents at beginning of period	18,204	108,409
Cash and cash equivalents at end of period	$27,650	$32,711

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.8% of the common equity of the Operating Partnership at March 31, 2012. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” or “us” mean the Trust and Operating Partnership collectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation including reclassifying the accompanying consolidated statements of income for discontinued operations.
Recently Issued Accounting Standards
ASU 2011-04
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS” (“ASU 2011-04”), which amends Accounting Standards Codification ("ASC") 820, “Fair Value Measurement” to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring accounts at fair value, including the disclosures regarding these measurements. ASU 2011-04 was effective for the Company beginning January 1, 2012. The Company's adoption of ASU 2011-04 did not have a material impact on its financial position or results of operations.
ASU 2011-05
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), which will lead to converging guidance under US GAAP and IFRS related to presentation of comprehensive income. ASU 2011-05 was effective for the Company beginning January 1, 2012 and the provisions of ASU 2011-05 were adopted retrospectively. In adopting ASU 2011-05, the Company is required to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company's adoption of ASU 2011-05 did not have a material impact on its financial position or results of operations.

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			March 31, 2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$33,301	115,972	$0.29	$24,820	114,013	$0.21
Dilutive shares for long-term compensation plans	—	771		—	753
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	33,301	116,743	$0.29	24,820	114,766	$0.21
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	3,788	115,972	$0.03	4,089	114,013	$0.04
Dilutive shares for long-term compensation plans	—	771		—	753
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	3,788	116,743	$0.03	4,089	114,766	$0.04
Basic income per common share
Net income available to common shareholders	37,089	115,972	$0.32	28,909	114,013	$0.25
Dilutive shares for long-term compensation plans	—	771		—	753
Diluted income per common share
Net income available to common shareholders	$37,089	116,743	$0.32	$28,909	114,766	$0.25

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three months ended March 31, 2012 was 1,384,000 as compared to 1,219,000 for the same period in 2011.
During the three months ended March 31, 2012, 349,000 common shares were issued upon the exercise of options. During the year ended December 31, 2011, 256,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			March 31, 2011
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$35,691			$30,915
Less: Preferred unit distributions	(5,035)			(5,253)
Excess of preferred unit carrying amount over redemption	3,729			—
Basic income from continuing operations
Income from continuing operations available to common unitholders	34,385	119,781	$0.29	25,662	117,942	$0.21
Dilutive units for long-term compensation plans	—	771		—	753
Diluted income from continuing operations
Income from continuing operations available to common unitholders	34,385	120,552	$0.29	25,662	118,695	$0.21
Basic income from discontinued operations
Discontinued operations	3,911	119,781	$0.03	4,229	117,942	$0.04
Dilutive units for long-term compensation plans	—	771		—	753
Diluted income from discontinued operations
Discontinued operations	3,911	120,552	$0.03	4,229	118,695	$0.04
Basic income per common unit
Income available to common unitholders	38,296	119,781	$0.32	29,891	117,942	$0.25
Diluted units for long-term compensation plans	—	771		—	753
Diluted income per common unit
Income available to common unitholders	$38,296	120,552	$0.32	$29,891	118,695	$0.25

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit for the three months ended March 31, 2012 was 1,384,000 as compared to 1,219,000 for the same period in 2011.
During the three months ended March 31, 2012, 349,000 common units were issued upon the exercise of options. During the year ended December 31, 2011, 256,000 common units were issued upon the exercise of options.

Note 4: Other Comprehensive Income of the Trust

The functional currency of the Trust's United Kingdom operations is pounds sterling. The Trust translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in comprehensive income and are included in accumulated other comprehensive income (loss) as a separate component of equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-common units. Accumulated other comprehensive income (loss)

consists solely of the foreign currency translation adjustments described above. Upon sale or upon complete or substantially complete liquidation of the Trust's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest-common units.

Note 5: Other Comprehensive Income of the Operating Partnership

The functional currency of the Operating Partnership’s United Kingdom operations is pounds sterling. The Operating Partnership translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in other comprehensive income within general partner’s equity – common units and limited partners’ equity-common units. Upon sale or upon complete or substantially complete liquidation of the Operating Partnership's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity – common units.

Note 6: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following are considered the Company’s reportable segments:

REGIONS	MARKETS

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Chicago/Milwaukee; Houston; Arizona
South	Richmond/Hampton Roads; Carolinas; Jacksonville; Orlando; South Florida; Tampa
Metro	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands
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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Operating revenue
Northeast - Southeastern PA	$42,195	$45,265
Northeast - Lehigh / Central PA	24,077	28,200
Northeast - Other	17,400	18,293
Central	32,144	31,692
South	54,012	56,364
Metro	8,188	7,149
United Kingdom	1,162	1,132
Segment-level operating revenue	179,178	188,095

Reconciliation to total operating revenues
Discontinued operations	(9,409)	(21,961)
Other	168	—
Total operating revenue	$169,937	$166,134

Net operating income
Northeast - Southeastern PA	$25,170	$25,524
Northeast - Lehigh / Central PA	16,195	17,449
Northeast - Other	9,105	9,194
Central	17,747	17,472
South	32,654	34,002
Metro	5,629	5,957
United Kingdom	(229)	(49)
Segment-level net operating income	106,271	109,549

Reconciliation to income from continuing operations
Interest expense (1)	(30,904)	(36,169)
Depreciation/amortization expense (2)	(25,652)	(28,406)
Gain on property dispositions	523	1,161
Equity in earnings of unconsolidated joint ventures	916	534
General and administrative expense (2)	(11,550)	(10,449)
Discontinued operations excluding gain on property dispositions	(2,847)	(3,759)
Income taxes	(178)	(550)
Other	(888)	(1,197)
Income from continuing operations	$35,691	$30,714

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of income as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties for the three months ended March 31, 2012 were $6.5 million as compared to $3.6 million for the same period in 2011.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Revenues	$9,409	$21,961
Operating expenses	(4,090)	(9,555)
Interest and other income	27	95
Interest expense	(2,428)	(3,280)
Depreciation and amortization	(71)	(5,462)
Income before gain on property dispositions	2,847	3,759
Gain on property dispositions	1,064	470
Income from discontinued operations	$3,911	$4,229

Eighteen properties totaling 957,000 square feet in the Company’s Central reportable segment, 16 properties totaling 980,000 square feet in the Company's South reportable segment and 16 properties totaling 633,000 square feet in the Company's Northeast - Other reportable segment were considered to be held for sale as of March 31, 2012. These properties had an aggregate cost basis of $200.8 million as of March 31, 2012 and were subject to contracts for sale for an aggregate of $199.1 million. Forty-nine of these properties were sold subsequent to March 31, 2012 for proceeds of $195.0 million.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended March 31, 2012, the Company recognized $57,000 in impairment in the Company's South reportable segment. This impairment is included in discontinued operations in the Company’s consolidated statements of income. The Company determined this impairment through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established by the FASB in Topic 820, “Fair Value Measurements and Disclosures”) to be generated by the property to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at March 31, 2012. During the three months ended March 31, 2011, the Company recognized an impairment charge of $550,000 related a property in the Central reportable segment. This impairment is included in discontinued operations in the Company's consolidated statements of income.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding of the Operating Partnership not held by the Trust as of March 31, 2012 have the same economic characteristics as common shares of the Trust. The 3,808,746 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,808,746 outstanding common units based on the closing price of the common shares of the Company at March 31, 2012 was $136.0 million.
Preferred units
The Trust had outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Equity Preferred Units”) as of March 31, 2012:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE	REDEEMABLE AS OF	EXCHANGEABLE AFTER
	(in 000’s)
Series E	$20,000	400	$50	7.00%	6/16/2010	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
Series F	$17,500	350	$50	6.65%	6/30/2010	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
Series G	$27,000	540	$50	6.70%	12/15/2011	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust
Series H	$100,000	4,000	$25	7.40%	8/21/2012	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust

The Equity Preferred Units are callable at the Operating Partnership’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.
During the three months ended March 31, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units at par. In connection with these redemptions, the Company recognized $3.7 million relating to the excess of preferred unit carrying amount over redemption price net of certain costs, which is included in Noncontrolling interest - operating partnership in the Trust's consolidated statements of income.

Note 9: Limited Partners' Equity of the Operating Partnership

Common units
General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of March 31, 2012 have the same economic characteristics as common shares of the Trust. The 3,808,746 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,808,746 outstanding common units at March 31, 2012 based on the closing price of the common shares of the Company at March 31, 2012 was $136.0 million.

Preferred units
The following are the Equity Preferred Units as of March 31, 2012:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE	REDEEMABLE AS OF	EXCHANGEABLE AFTER
	(in 000's)
Series E	$20,000	400	$50	7.00%	6/16/2010	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
Series F	$17,500	350	$50	6.65%	6/30/2010	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
Series G	$27,000	540	$50	6.70%	12/15/2011	12/15/16 into Series G Cumulative Redeemable Preferred Shares of the Trust
Series H	$100,000	4,000	$25	7.40%	8/21/2012	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust

The Equity Preferred Units are callable at the Operating Partnership's option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.
During the three months ended March 31, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B

Cumulative Redeemable Preferred Units at par. In connection with these redemptions, the Company recognized $3.7 million relating to the excess of preferred unit carrying amount over redemption price net of certain costs.

Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of March 31, 2012, the following cumulative preferred units of the Operating Partnership were outstanding:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are callable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Preferred distributions related to these units were $118,000 for the three months ended March 31, 2012.

Note 11: Indebtedness

Mortgage Loans
During the three months ended March 31, 2012, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay mortgage loans totaling $17.9 million bearing interest at an average rate of 7.70%.

During the three months ended March 31, 2012, the Company closed on a mortgage with $45.0 million of available funds bearing interest at 4.84%. As of March 31, 2012, the Company had $11.2 million outstanding on this loan. The net proceeds from this mortgage were used for construction costs on a property under development.

Note 12: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The carrying value of the Company's credit facility is also a reasonable estimate of fair value because interest rates float at a rate based on LIBOR.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of March 31, 2012.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The only significant unobservable input in the discounted cash flow model is the discount rate.  For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.  For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined unsecured notes and mortgage loans used as of March 31, 2012 was approximately 3.92%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt.  A decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
The following summarizes the changes in the fair value of the Company's long-term debt from December 31, 2011 to March 31, 2012 (in thousands):

	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value
Long-term debt at December 31, 2011 (1)	$2,083,462	$2,215,219	$131,757

Payoffs and amortization of long-term debt	(19,289)	(19,289)
New long-term debt	11,186	11,186
Changes in fair value assumptions		20,377	20,377

Long-term debt at March 31, 2012 (1)	$2,075,359	$2,227,493	$152,134
(1) Does not include the Company's credit facility.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.
Note 13: Commitments and Contingencies
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2012, were as follows (in thousands):

Year	Amount
2012	$120
2013	163
2014	158
2015	153
2016	153
2017 though 2054	5,237
Total	$5,984

Operating ground lease expense during the three months ended March 31, 2012 was $96,000 as compared to $77,000 for the same period in 2011.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of March 31, 2012 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of March 31, 2012, the Company had miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $350,000.
As of March 31, 2012, the Company had letter of credit obligations of $6.3 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.

As of March 31, 2012, the Company had initiated the development of 11 buildings. These buildings are expected to contain a total of 3.2 million square feet of leasable space and represent an anticipated aggregate investment of $294.3 million. At March 31, 2012, Development in progress totaled $138.6 million. In addition, as of March 31, 2012, the Company invested $5.2 million in deferred leasing costs related to these development buildings. Also, the Company has a signed commitment for a build-to-suit development not yet commenced for $6.7 million.
As of March 31, 2012, the Company was committed to $2.1 million in improvements on certain land parcels.
As of March 31, 2012, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $23.9 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 14: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Write-off of fully depreciated/amortized property and deferred costs	$7,643	$14,125
Write-off of depreciated property and deferred costs due to sale	$3,331	$—
Write-off of origination costs related to preferred unit redemption	$2,771	$—

Amounts paid in cash for deferred leasing costs incurred in connection with signed leases with tenants are paid in conjunction with improving (acquiring) property, plant and equipment. Such costs are not contained within net real estate. However, they are integral to the completion of a tenant lease and ultimately are related to the improvement and thus the value of the Company’s property, plant and equipment. They are therefore included in investing activities in the Company’s statements of cash flows.

Note 15: Subsequent Events

Subsequent to March 31, 2012, the Company completed the sale of 49 properties totaling 2.5 million square feet of leasable space in Wisconsin, Maryland, Virginia, North Carolina and New Jersey for approximately $195 million. The properties consist primarily of single-story and mid-rise office buildings and high-finish flex properties. The properties were 83% leased at the time of the sale. These properties were considered assets held for sale at March 31, 2012 and therefore the results of operations for these properties are included as discontinued operations in the accompanying statements of income.

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
As of March 31, 2012, the Company owned and operated 331 industrial and 264 office properties (the “Wholly Owned Properties in Operation”) totaling 65.1 million square feet. In addition, as of March 31, 2012, the Company owned 11 properties under development, which when completed are expected to comprise 3.2 million square feet (the “Wholly Owned Properties under Development”) and 1,447 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2012, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 615 acres of developable land, substantially all of which is zoned for commercial use. The Company refers to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties." On April 3, 2012, the Company completed the sale of 49 properties totaling 2.5 million square feet of leasable space in Wisconsin, Maryland, Virginia, North Carolina and New Jersey for approximately $195 million. The properties consist primarily of single-story and mid-rise office buildings and high-finish flex properties.
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. The economic disruption that commenced in 2008 continues to adversely impact the Company’s business. Although we have seen some improvement in the general economy, the economy as it impacts our business has not returned to pre-recession levels. Rental demand for the Properties in Operation remained relatively flat for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company successfully leased 4.3 million square feet and, as of that date, attained occupancy of 91.2% for the Wholly Owned Properties in Operation and 87.1% for the JV Properties in Operation for a combined occupancy of 90.5% for the Properties in Operation. During the three months ended March 31, 2012, straight line rents on renewal and replacement leases were on average 4.0% lower than rents on expiring leases. At December 31, 2011, occupancy for the Wholly Owned Properties in Operation was 91.9% and for the JV Properties in Operation was 88.7% for a combined occupancy for the Properties in Operation of 91.3%.
Consistent with its strategy, the Company has been an active seller of suburban office properties and it has acquired or commenced development of industrial and metro-office properties. The foregoing activity is anticipated to result in a decline in net cash provided by operating activities until the acquisition properties are stabilized and the development properties are completed and leased. Although the Company anticipates that its investment focus for the remainder of 2012 will be more on acquisitions than dispositions, the Company anticipates that, in the aggregate, for 2012 the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be less than dividend distributions. The Company will continue to evaluate these circumstances in light of its dividend distribution policy.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended March 31, 2012, the Company did not acquire any properties. For 2012, the Company anticipates that wholly owned property acquisitions will range from $100 million to $300 million and believes that certain of its acquired properties will be either vacant or underleased.

Dispositions

Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended March 31, 2012, the Company realized proceeds of $6.5 million from the sale of two operating properties representing 105,000 square feet. For 2012, the Company anticipates that wholly owned property dispositions will range from $250 million to $350 million.
Development
During the three months ended March 31, 2012, the Company did not bring any development projects into service but initiated one Wholly Owned Property under Development with a projected Total Investment of $7.8 million. As of March 31, 2012, the Company had 11 Wholly Owned Properties under Development with a projected Total Investment of $294.3 million. For 2012, the Company anticipates that wholly owned development deliveries will total between $30 million and $70 million and that during 2012 it will commence development on properties with an expected aggregate Total Investment in a range from $200 million to $300 million.
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
Acquisitions
During the three months March 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2012.
Dispositions
During the three months ended March 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest sold any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will dispose of any properties in 2012.
Development
During the three months ended March 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of March 31, 2012, the Company has no unconsolidated joint venture properties under development. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service or begin any development activities in 2012.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of March 31, 2012 and 2011 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.43	$4.51	$5.80	$5.81	34,883	32,308	94.2%	91.2%
Industrial-Flex	$9.05	$9.00	$13.20	$12.88	9,975	11,125	87.7%	87.1%
Office	$14.51	$14.28	$22.29	$21.94	20,241	21,779	87.8%	89.2%
	$8.13	$8.49	$11.83	$12.33	65,099	65,212	91.2%	89.8%
JV Properties in Operation:
Industrial-Distribution	$3.86	$3.84	$5.52	$5.60	9,270	9,500	85.4%	80.7%
Industrial-Flex	$26.94	$27.79	$25.57	$26.29	171	171	84.8%	81.9%
Office	$24.18	$23.37	$35.09	$34.35	4,724	4,746	90.6%	89.1%
	$11.18	$10.98	$16.02	$15.94	14,165	14,417	87.1%	83.5%
Properties in Operation:
Industrial-Distribution	$4.32	$4.37	$5.75	$5.77	44,153	41,808	92.3%	88.8%
Industrial-Flex	$9.34	$9.27	$13.40	$13.07	10,146	11,296	87.6%	87.1%
Office	$16.39	$15.90	$24.78	$24.16	24,965	26,525	88.3%	89.2%
	$8.65	$8.92	$12.55	$12.95	79,264	79,629	90.5%	88.7%

(1) Net rent represents the contractual rent per square foot at March 31, 2012 or 2011 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at March 31, 2012 or 2011 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at March 31, 2012 or 2011 for tenants in occupancy.

Geographic segment data for the three months ended March 31, 2012 and 2011 are included in Note 6 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended March 31, 2012, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2012 with the results of operations of the Company for the three months ended March 31, 2011. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2012 and 2011, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2012 increased to $4,967.6 million from $4,672.0 million for the three months ended March 31, 2011. This increase in operating real estate resulted in increases in rental revenue, real estate taxes and depreciation and amortization expense. Despite the increase in operating real estate, operating expense reimbursement and rental property expense decreased due to lower weather-related expenses and recovery during the three months ended March 31, 2012 compared to the same period in 2011. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $169.9 million for the three months ended March 31, 2012 from $166.1 million for the three months ended March 31, 2011. The $3.8 million increase was primarily due to an increase in rental income, which was primarily due to the increase in operating real estate and an increase in termination fees, which totaled $1.6 million for the three months ended March 31, 2012 compared to $238,000 for the same period in 2011. Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations. See “Other” below.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	THREE MONTHS ENDED		PERCENTAGE INCREASE (DECREASE)
	March 31,
	2012	2011
Northeast
– Southeastern PA	$25,170	$25,524	(1.4%)
– Lehigh/Central PA	16,195	17,449	(7.2%)
– Other	9,105	9,194	(1.0%)
Central	17,747	17,472	1.6%
South	32,654	34,002	(4.0%)
Metro	5,629	5,957	(5.5%)
United Kingdom	(229)	(49)	367.3%
Total net operating income	$106,271	$109,549	(3.0%)

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties was relatively flat at $118.5 million for the three months ended March 31, 2012 compared to $118.9 million for the three months ended March 31, 2011 on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and $117.8 million for the three months ended March 31, 2012 compared to $117.2 million for the three months ended March 31, 2011 on a cash basis. The same store results were affected by one-time reductions in certain operating expense items during the three months ended March 31, 2011 that did not recur during the same period in 2012, decreases in cash and straight line rental rates and an increase in occupancy. The following details the Same Store occupancy and rental rates for the respective periods:

	MARCH 31,
	2012	2011
Average occupancy %	92.1%	91.2%
Rental rate - cash basis (1)	$8.35	$8.48
Rental rate - straight line basis (2)	$12.16	$12.25
(1) Represents the contractual rent per square foot at March 31, 2012 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at March 31, 2012 was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at March 31, 2012 or 2011 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude termination fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of termination fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 574 properties totaling approximately 60.9 million square feet owned on January 1, 2011. Acquisitions and completed development during the year ended December 31, 2011 and the three months ended March 31, 2012 are excluded from the Same Store properties. Acquisitions and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest year presented in the comparison. The 62 properties sold during 2011 and the two properties sold during the three months ended March 31, 2012 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2012 and 2011. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2012	March 31, 2011
Same Store:
Rental revenue	$119,189	$119,754
Operating expenses:
Rental property expense	32,850	35,566
Real estate taxes	20,233	20,195
Operating expense recovery	(52,376)	(54,909)
Unrecovered operating expenses	707	852
Property level operating income	118,482	118,902
Less straight line rent	655	1,716
Cash basis property level operating income	$117,827	$117,186
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$117,827	$117,186
Straight line rent	655	1,716
Property level operating income	118,482	118,902
Property level operating income - properties purchased or developed subsequent to January 1, 2011	3,341	276
Less: Property level operating income – properties held for sale at March 31, 2012	(4,755)	(4,521)
Termination fees	1,647	238
General and administrative expense	(17,204)	(15,949)
Depreciation and amortization expense	(41,367)	(39,077)
Other income (expense)	(25,714)	(30,300)
Gain on property dispositions	523	1,161
Income taxes	(178)	(550)
Equity in earnings of unconsolidated joint ventures	916	534
Discontinued operations (1)	3,911	4,229
Net income	$39,602	$34,943

(1)	Includes Termination Fees of $534,000 for the three months ended March 31, 2012 and $25,000 for the three months ended March 31, 2011.
General and Administrative
General and administrative expenses increased to $17.2 million for the three months ended March 31, 2012 compared to $15.9 million for the three months ended March 31, 2011. This increase was primarily due to increases in incentive compensation. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $41.4 million for the three months ended March 31, 2012 from $39.1 million for the three months ended March 31, 2011. This increase was primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense decreased to $28.5 million for the three months ended March 31, 2012 from $32.9 million for the three months ended March 31, 2011. The decrease was primarily due to the decrease in the average debt outstanding to $2,295.8 million for the three months ended March 31, 2012 from $2,323.8 million for the three months ended March 31, 2011 as well as a decrease in the weighted average interest rate to 5.4% for the three months ended March 31, 2012 from 5.8% for the three months ended March 31, 2011. The decrease was also partially due to an increase in interest capitalized during the three months ended March 31, 2012 due to an increase in development activity.
Interest expense allocated to discontinued operations for the three months ended March 31, 2012 and 2011 was $2.4 million and $3.3 million, respectively. This decrease was due to the level of dispositions in 2012 and 2011.
Other
Gain on property dispositions decreased to $523,000 for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011.
Income from discontinued operations decreased to $3.9 million for the three months ended March 31, 2012 from $4.2 million for the three months ended March 31, 2011. This decrease was due to lower operating income related to properties in discontinued operations for the three months ended March 31, 2012 and was partially offset by an increase in gains recognized on sales (net of impairment charges) which were $1.1 million for the three months ended March 31, 2012 compared to $470,000 for the same period in 2011.
As a result of the foregoing, the Company’s net income increased to $39.6 million for the three months ended March 31, 2012 from $34.9 million for the three months ended March 31, 2011.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company expects to expend $250 million to $350 million to fund its investment in development properties in 2012. The Company’s remaining 2012 debt maturities total approximately $245.9 million. The Company anticipates that it will invest $100 million to $300 million in acquisitions in 2012. The Company expects to realize approximately $250 million to $350 million in proceeds from asset sales in 2012. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of March 31, 2012, the Company had cash and cash equivalents of $66.8 million, including $39.2 million in restricted cash.
Net cash flow provided by operating activities increased to $92.7 million for the three months ended March 31, 2012 from $76.0 million for the three months ended March 31, 2011. This $16.7 million increase was primarily due to the decrease in restricted cash. Restricted cash decreased in 2012 due to the distribution of proceeds from the sale of land parcels in the United Kingdom. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities increased to $67.1 million for the three months ended March 31, 2012 compared to $31.8 million for the three months ended March 31, 2011. This $35.3 million increase primarily resulted from an increase in investment in development in progress.
Net cash used in financing activities was $18.3 million for the three months ended March 31, 2012 compared to $121.4 million for the three months ended March 31, 2011. This $103.1 million decrease was primarily due to the net changes in the Company’s debt during the respective periods which is reflective of the investment activity in development in progress described above. Such amounts were offset by the redemption of preferred units during 2012. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended March 31, 2012, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at March 31, 2012 was LIBOR plus 107.5 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of

March 31, 2012, the Company’s debt to gross assets ratio was 38.3% and for the three months ended March 31, 2012, the fixed charge coverage ratio was 3.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation including accumulated depreciation on assets held for sale. The fixed charge coverage ratio equals income from continuing operations before gain on property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2012, $282.7 million in mortgage loans and $1,792.6 million in unsecured notes were outstanding with a weighted average interest rate of 5.83%. The interest rates on $2,059.4 million of mortgage loans and unsecured notes are fixed and range from 4.5% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.6 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of March 31, 2012 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2012	$3,542	$12,210	$230,100	$—	$245,852	6.38%
2013	4,583	4,510	—	—	9,093	5.73%
2014	4,966	2,684	200,000	—	207,650	5.66%
2015	4,512	44,468	316,000	293,300	658,280	3.58%
2016	3,298	182,318	300,000	—	485,616	6.10%
2017	2,090	2,349	296,543	—	300,982	6.61%
2018	—	—	100,000	—	100,000	7.50%
2019	—	—	—	—	—	—
2020 & thereafter	—	11,186	350,000	—	361,186	4.75%
	$22,991	$259,725	$1,792,643	$293,300	$2,368,659	5.31%

General
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.

Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from operating property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Historically the Company included impairment charges in this computation. However, excluding impairment charges from the computation of Funds from operations is consistent with NAREIT's reaffirmation in November 2011 of its July 2000 guidance on NAREIT-defined Funds from operations, which indicated that impairment write-downs of depreciable real estate should be excluded in the computation of Funds from operations. Accordingly, Funds from operations have been restated for prior periods.

Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2012 and 2011 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	March 31, 2011
Reconciliation of net income to FFO - basic:
Net Income available to common shareholders	$37,089	$28,909
Basic - Income available to common shareholders	37,089	28,909
Basic - income available to common shareholders per weighted average share	$0.32	$0.25
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,616	3,649
Depreciation and amortization	41,046	43,971
Gain on property dispositions	(1,104)	(500)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,373)	(1,558)
Funds from operations available to common shareholders – basic	$79,274	$74,471
Basic Funds from operations available to common shareholders per weighted average share	$0.68	$0.65
Reconciliation of net income to FFO - diluted:
Net Income available to common shareholders	$37,089	$28,909
Diluted - income available to common shareholders	37,089	28,909
Diluted - income available to common shareholders per weighted average share	$0.32	$0.25
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,616	3,649
Depreciation and amortization	41,046	43,971
Gain on property dispositions	(1,104)	(500)
Noncontrolling interest less preferred share distributions	1,207	982
Funds from operations available to common shareholders - diluted	$81,854	$77,011
Diluted Funds from operations available to common shareholders per weighted average share	$0.68	$0.65
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	115,972	114,013
Dilutive shares for long term compensation plans	771	753
Diluted shares for net income calculations	116,743	114,766
Weighted average common units	3,809	3,929
Diluted shares for Funds from operations calculations	120,552	118,695

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2011.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2012.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 1, 2012
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	May 1, 2012
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	May 1, 2012
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	May 1, 2012
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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