Form 10-Q
period 2012-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2012-08-01
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 27, 2012, 117,840,465 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2012 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Trust,” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” or “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.9% of the common equity of the Operating Partnership at June 30, 2012. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"). The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as "noncontrolling interest - operating partnership" in mezzanine equity and as a component of total equity as "noncontrolling interest - operating partnership."

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2012

Index		Page

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures for Liberty Property Trust		40

Signatures for Liberty Property Limited Partnership		41

Exhibit Index		42

	STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES

SECOND SUPPLEMENTAL INDENTURE, DATED AS OF JUNE 11, 2012, BETWEEN THE OPERATING PARTNERSHIP, AS ISSUER, AND U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE, SUPPLEMENTING THE SENIOR INDENTURE, DATED AS OF SEPTEMBER 22, 2010, BETWEEN THE OPERATING PARTNERSHIP, , AS OBLIGOR, AND U.S. BANK NATINOAL ASSOCIATION, AS TRUSTEE, AND RELATING TO $400,000,000 PRINCIPAL AMOUNT OF 4.125% SENIOR NOTES DUE 2022 OF LIBERTY PROPERTY LIMITED PARTNERSHIP.

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$861,373	$855,213
Building and improvements	4,146,819	4,109,783
Less accumulated depreciation	(1,116,593)	(1,058,283)
Operating real estate	3,891,599	3,906,713
Development in progress	198,472	88,848
Land held for development	222,090	219,375
Net real estate	4,312,161	4,214,936
Cash and cash equivalents	154,122	18,204
Restricted cash	39,604	63,659
Accounts receivable	12,424	8,192
Deferred rent receivable	106,243	103,002
Deferred financing and leasing costs, net of accumulated amortization (2012, $133,448; 2011, $123,822)	133,150	130,160
Investments in and advances to unconsolidated joint ventures	173,336	174,687
Assets held for sale	—	200,647
Prepaid expenses and other assets	77,272	76,186
Total assets	$5,008,312	$4,989,673
LIABILITIES
Mortgage loans	$281,170	$290,819
Unsecured notes	2,192,643	1,792,643
Credit facility	—	139,400
Accounts payable	35,600	23,418
Accrued interest	25,196	24,147
Dividend and distributions payable	57,610	56,958
Other liabilities	176,656	194,995
Total liabilities	2,768,875	2,522,380
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of June 30, 2012 and December 31, 2011	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 118,794,699 (includes 1,249,909 in treasury) and 117,352,353 (includes 1,249,909 in treasury) shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	119	117
Additional paid-in capital	2,656,174	2,617,355
Accumulated other comprehensive income (loss)	346	(429)
Distributions in excess of net income	(501,719)	(461,498)
Common shares in treasury, at cost, 1,249,909 shares as of June 30, 2012 and December 31, 2011	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,102,969	2,103,594
Noncontrolling interest – operating partnership
3,740,246 and 3,808,746 common units outstanding as of June 30, 2012 and December 31, 2011, respectively	61,891	64,428
1,290,000 and 9,740,000 preferred units outstanding as of June 30, 2012 and December 31, 2011, respectively	63,265	287,959
Noncontrolling interest – consolidated joint ventures	3,775	3,775
Total equity	2,231,900	2,459,756
Total liabilities, noncontrolling interest - operating partnership and equity	$5,008,312	$4,989,673

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2012	June 30, 2011
OPERATING REVENUE
Rental	$119,202	$116,193
Operating expense reimbursement	49,997	48,234
Total operating revenue	169,199	164,427
OPERATING EXPENSE
Rental property	31,386	28,543
Real estate taxes	20,569	19,592
General and administrative	14,619	13,255
Depreciation and amortization	40,733	38,554
Total operating expenses	107,307	99,944
Operating income	61,892	64,483
OTHER INCOME (EXPENSE)
Interest and other income	2,567	2,340
Interest expense	(30,834)	(29,358)
Total other income (expense)	(28,267)	(27,018)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	33,625	37,465
Gain on property dispositions	335	302
Income taxes	(146)	(63)
Equity in earnings of unconsolidated joint ventures	769	1,109
Income from continuing operations	34,583	38,813
Discontinued operations (including net gain on property dispositions of $2,981 and $50,157 for the three months ended June 30, 2012 and 2011, respectively)	3,097	54,028
Net income	37,680	92,841
Noncontrolling interest – operating partnership	(3,569)	(8,120)
Noncontrolling interest – consolidated joint ventures	—	257
Net income available to common shareholders	$34,111	$84,978
Net income	$37,680	$92,841
Other comprehensive (loss) income	(1,515)	39
Comprehensive income	36,165	92,880
Less: comprehensive income attributable to noncontrolling interest	(3,522)	(8,121)
Comprehensive income attributable to common shareholders	$32,643	$84,759
Earnings per common share
Basic:
Income from continuing operations	$0.26	$0.28
Income from discontinued operations	0.03	0.46
Income per common share – basic	$0.29	$0.74
Diluted:
Income from continuing operations	$0.26	$0.28
Income from discontinued operations	0.03	0.46
Income per common share – diluted	$0.29	$0.74
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	116,683	114,623
Diluted	117,559	115,406
Amounts attributable to common shareholders
Income from continuing operations	$31,110	$32,717
Discontinued operations	3,001	52,261
Net income available to common shareholders	$34,111	$84,978

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING REVENUE
Rental	$238,593	$230,718
Operating expense reimbursement	100,293	99,595
Total operating revenue	338,886	330,313
OPERATING EXPENSE
Rental property	61,791	60,254
Real estate taxes	41,309	39,039
General and administrative	31,823	29,203
Depreciation and amortization	82,014	77,546
Total operating expenses	216,937	206,042
Operating income	121,949	124,271
OTHER INCOME (EXPENSE)
Interest and other income	5,328	4,928
Interest expense	(60,109)	(62,200)
Total other income (expense)	(54,781)	(57,272)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	67,168	66,999
Gain on property dispositions	858	1,463
Income taxes	(324)	(613)
Equity in earnings of unconsolidated joint ventures	1,685	1,643
Income from continuing operations	69,387	69,492
Discontinued operations (including net gain on property dispositions of $4,045 and $50,627 for the six months ended June 30, 2012 and 2011, respectively)	7,895	58,292
Net income	77,282	127,784
Noncontrolling interest – operating partnership	(6,082)	(14,355)
Noncontrolling interest – consolidated joint ventures	—	458
Net income available to common shareholders	$71,200	$113,887
Net income	$77,282	$127,784
Other comprehensive income	801	2,183
Comprehensive income	78,083	129,967
Less: comprehensive income attributable to noncontrolling interest	(6,108)	(14,427)
Comprehensive income attributable to common shareholders	$71,975	$115,540
Earnings per common share
Basic:
Income from continuing operations	$0.54	$0.51
Income from discontinued operations	0.07	0.49
Income per common share – basic	$0.61	$1.00
Diluted:
Income from continuing operations	$0.54	$0.50
Income from discontinued operations	0.07	0.49
Income per common share – diluted	$0.61	$0.99
Distributions per common share	$0.95	$0.95
Weighted average number of common shares outstanding
Basic	116,359	114,285
Diluted	117,165	115,087
Amounts attributable to common shareholders
Income from continuing operations	$63,551	$57,513
Discontinued operations	7,649	56,374
Net income available to common shareholders	$71,200	$113,887

See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2012	$117	$2,617,355	$(429)	$(461,498)	$(51,951)	$2,103,594	$64,428	$287,959	$3,775	$2,459,756
Net proceeds from the issuance of common shares	2	31,232	—	—	—	31,234	—	—	—	31,234
Net income	—	—	—	71,200	—	71,200	2,292	3,790	—	77,282
Distributions	—	—	—	(111,421)	—	(111,421)	(3,705)	(7,484)	—	(122,610)
Share-based compensation	—	6,437	—	—	—	6,437	—	—	—	6,437
Foreign currency translation adjustment	—	—	775	—	—	775	26	—	—	801
Redemption of noncontrolling interests – common units	—	1,150	—	—	—	1,150	(1,150)	—	—	—
Redemption of noncontrolling interest - preferred units	—	—	—	—	—	—	—	(224,689)	—	(224,689)
Excess of preferred unit carrying amount over redemption	—	—	—	—	—	—	—	3,689	—	3,689
Balance at June 30, 2012	$119	$2,656,174	$346	$(501,719)	$(51,951)	$2,102,969	$61,891	$63,265	$3,775	$2,231,900

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net income	$77,282	$127,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,963	86,795
Amortization of deferred financing costs	2,397	2,735
Equity in earnings of unconsolidated joint ventures	(1,685)	(1,643)
Distributions from unconsolidated joint ventures	208	305
Gain on property dispositions	(4,903)	(52,090)
Share-based compensation	6,437	6,172
Changes in operating assets and liabilities:
Restricted cash	24,101	(462)
Accounts receivable	(4,241)	(879)
Deferred rent receivable	(3,398)	(4,526)
Prepaid expenses and other assets	(1,526)	16,803
Accounts payable	12,196	4,921
Accrued interest	1,049	(5,446)
Other liabilities	(30,230)	(13,754)
Net cash provided by operating activities	160,650	166,715
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(29,294)	(34,151)
Investment in operating properties - other	(27,898)	(33,107)
Investments in and advances to unconsolidated joint ventures	(2,575)	(8,382)
Distributions from unconsolidated joint ventures	5,472	6,391
Net proceeds from disposition of properties/land	214,877	264,419
Net advances on public reimbursement receivable/escrow	(78)	(56,395)
Investment in development in progress	(97,062)	(10,310)
Investment in land held for development	(10,791)	(5,116)
Investment in deferred leasing costs	(14,448)	(10,844)
Net cash provided by investing activities	38,203	112,505
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	31,234	24,580
Redemption of preferred units	(221,000)	—
Proceeds from unsecured notes	400,000	—
Repayments of unsecured notes	—	(246,500)
Proceeds from mortgage loans	17,311	—
Repayments of mortgage loans	(26,960)	(26,976)
Proceeds from credit facility	453,200	283,000
Repayments on credit facility	(592,600)	(250,000)
Increase in deferred financing costs	(4,272)	(13)
Distribution paid on common shares	(110,731)	(108,881)
Distribution paid on units	(10,130)	(14,442)
Net cash used in financing activities	(63,948)	(339,232)
Net increase (decrease) in cash and cash equivalents	134,905	(60,012)
Increase in cash and cash equivalents related to foreign currency translation	1,013	1,498
Cash and cash equivalents at beginning of period	18,204	108,409
Cash and cash equivalents at end of period	$154,122	$49,895

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$861,373	$855,213
Building and improvements	4,146,819	4,109,783
Less accumulated depreciation	(1,116,593)	(1,058,283)
Operating real estate	3,891,599	3,906,713
Development in progress	198,472	88,848
Land held for development	222,090	219,375
Net real estate	4,312,161	4,214,936
Cash and cash equivalents	154,122	18,204
Restricted cash	39,604	63,659
Accounts receivable	12,424	8,192
Deferred rent receivable	106,243	103,002
Deferred financing and leasing costs, net of accumulated amortization (2012, $133,448; 2011, $123,822)	133,150	130,160
Investments in and advances to unconsolidated joint ventures	173,336	174,687
Assets held for sale	—	200,647
Prepaid expenses and other assets	77,272	76,186
Total assets	$5,008,312	$4,989,673
LIABILITIES
Mortgage loans	$281,170	$290,819
Unsecured notes	2,192,643	1,792,643
Credit facility	—	139,400
Accounts payable	35,600	23,418
Accrued interest	25,196	24,147
Distributions payable	57,610	56,958
Other liabilities	176,656	194,995
Total liabilities	2,768,875	2,522,380
Limited partners' equity - 301,483 preferred units outstanding as of June 30, 2012 and December 31, 2011	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 117,544,790 (net of 1,249,909 treasury units) and 116,102,444 (net of 1,249,909 treasury units) common units outstanding as of June 30, 2012 and December 31, 2011, respectively	2,102,969	2,103,594
Limited partners’ equity – 3,740,246 and 3,808,746 common units outstanding as of June 30, 2012 and December 31, 2011, respectively	61,891	64,428
Limited partners’ equity – 1,290,000 and 9,740,000 preferred units outstanding as of June 30, 2012 and December 31, 2011, respectively	63,265	287,959
Noncontrolling interest – consolidated joint ventures	3,775	3,775
Total owners’ equity	2,231,900	2,459,756
Total liabilities, limited partners' equity and owners’ equity	$5,008,312	$4,989,673

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2012	June 30, 2011
OPERATING REVENUE
Rental	$119,202	$116,193
Operating expense reimbursement	49,997	48,234
Total operating revenue	169,199	164,427
OPERATING EXPENSE
Rental property	31,386	28,543
Real estate taxes	20,569	19,592
General and administrative	14,619	13,255
Depreciation and amortization	40,733	38,554
Total operating expenses	107,307	99,944
Operating income	61,892	64,483
OTHER INCOME (EXPENSE)
Interest and other income	2,567	2,340
Interest expense	(30,834)	(29,358)
Total other income (expense)	(28,267)	(27,018)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	33,625	37,465
Gain on property dispositions	335	302
Income taxes	(146)	(63)
Equity in earnings of unconsolidated joint ventures	769	1,109
Income from continuing operations	34,583	38,813
Discontinued operations (including net gain on property dispositions of $2,981 and $50,157 for the three months ended June 30, 2012 and 2011, respectively)	3,097	54,028
Net income	37,680	92,841
Noncontrolling interest – consolidated joint ventures	—	257
Preferred unit distributions	(2,444)	(5,253)
Excess of preferred unit redemption over carrying amount	(40)	—
Income available to common unitholders	$35,196	$87,845
Net income	$37,680	$92,841
Other comprehensive income	(1,515)	39
Comprehensive income	$36,165	$92,880
Earnings per common unit
Basic:
Income from continuing operations	$0.26	$0.28
Income from discontinued operations	0.03	0.46
Income per common unit - basic	$0.29	$0.74
Diluted:
Income from continuing operations	$0.26	$0.28
Income from discontinued operations	0.03	0.46
Income per common unit - diluted	$0.29	$0.74
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	120,450	118,549
Diluted	121,326	119,332
Net income allocated to general partners	$34,111	$84,978
Net income allocated to limited partners	$3,569	$8,120

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING REVENUE
Rental	$238,593	$230,718
Operating expense reimbursement	100,293	99,595
Total operating revenue	338,886	330,313
OPERATING EXPENSE
Rental property	61,791	60,254
Real estate taxes	41,309	39,039
General and administrative	31,823	29,203
Depreciation and amortization	82,014	77,546
Total operating expenses	216,937	206,042
Operating income	121,949	124,271
OTHER INCOME (EXPENSE)
Interest and other income	5,328	4,928
Interest expense	(60,109)	(62,200)
Total other income (expense)	(54,781)	(57,272)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	67,168	66,999
Gain on property dispositions	858	1,463
Income taxes	(324)	(613)
Equity in earnings of unconsolidated joint ventures	1,685	1,643
Income from continuing operations	69,387	69,492
Discontinued operations (including net gain on property dispositions of $4,045 and $50,627 for the six months ended June 30, 2012 and 2011, respectively)	7,895	58,292
Net income	77,282	127,784
Noncontrolling interest – consolidated joint ventures	—	458
Preferred unit distributions	(7,479)	(10,506)
Excess of preferred unit carrying amount over redemption	3,689	—
Income available to common unitholders	$73,492	$117,736
Net income	$77,282	$127,784
Other comprehensive income	801	2,183
Comprehensive income	$78,083	$129,967
Earnings per common unit
Basic:
Income from continuing operations	$0.54	$0.51
Income from discontinued operations	0.07	0.49
Income per common unit - basic	$0.61	$1.00
Diluted:
Income from continuing operations	$0.54	$0.50
Income from discontinued operations	0.07	0.49
Income per common unit - diluted	$0.61	$0.99
Distributions per common unit	$0.95	$0.95
Weighted average number of common units outstanding
Basic	120,147	118,212
Diluted	120,953	119,014
Net income allocated to general partners	$71,200	$113,887
Net income allocated to limited partners	$6,082	$14,355

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2012	$2,103,594	$64,428	$287,959	$3,775	$2,459,756
Contributions from partners	37,671	—	—	—	37,671
Distributions to partners	(111,421)	(3,705)	(7,484)	—	(122,610)
Foreign currency translation adjustment	775	26	—	—	801
Net income	71,200	2,292	3,790	—	77,282
Redemption of limited partners common units for common shares	1,150	(1,150)	—	—	—
Redemption of limited partners' preferred units	—	—	(224,689)	—	(224,689)
Excess of preferred unit carrying amount over redemption	—	—	3,689	—	3,689
Balance at June 30, 2012	$2,102,969	$61,891	$63,265	$3,775	$2,231,900

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net income	$77,282	$127,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,963	86,795
Amortization of deferred financing costs	2,397	2,735
Equity in earnings of unconsolidated joint ventures	(1,685)	(1,643)
Distributions from unconsolidated joint ventures	208	305
Gain on property dispositions	(4,903)	(52,090)
Share-based compensation	6,437	6,172
Changes in operating assets and liabilities:
Restricted cash	24,101	(462)
Accounts receivable	(4,241)	(879)
Deferred rent receivable	(3,398)	(4,526)
Prepaid expenses and other assets	(1,526)	16,803
Accounts payable	12,196	4,921
Accrued interest	1,049	(5,446)
Other liabilities	(30,230)	(13,754)
Net cash provided by operating activities	160,650	166,715
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(29,294)	(34,151)
Investment in operating properties - other	(27,898)	(33,107)
Investments in and advances to unconsolidated joint ventures	(2,575)	(8,382)
Distributions from unconsolidated joint ventures	5,472	6,391
Net proceeds from disposition of properties/land	214,877	264,419
Net advances on public reimbursement receivable/escrow	(78)	(56,395)
Investment in development in progress	(97,062)	(10,310)
Investment in land held for development	(10,791)	(5,116)
Investment in deferred leasing costs	(14,448)	(10,844)
Net cash provided by investing activities	38,203	112,505
FINANCING ACTIVITIES
Redemption of preferred units	(221,000)	—
Proceeds from unsecured notes	400,000	—
Repayments of unsecured notes	—	(246,500)
Proceeds from mortgage loans	17,311	—
Repayments of mortgage loans	(26,960)	(26,976)
Proceeds from credit facility	453,200	283,000
Repayments on credit facility	(592,600)	(250,000)
Increase in deferred financing costs	(4,272)	(13)
Capital contributions	31,234	24,580
Distributions to partners	(120,861)	(123,323)
Net cash used in financing activities	(63,948)	(339,232)
Net increase (decrease) in cash and cash equivalents	134,905	(60,012)
Increase in cash and cash equivalents related to foreign currency translation	1,013	1,498
Cash and cash equivalents at beginning of period	18,204	108,409
Cash and cash equivalents at end of period	$154,122	$49,895

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.9% of the common equity of the Operating Partnership at June 30, 2012. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” or “us” mean the Trust and Operating Partnership collectively.
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

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$31,110	116,683	$0.26	$32,717	114,623	$0.28
Dilutive shares for long-term compensation plans	—	876		—	783
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	31,110	117,559	$0.26	32,717	115,406	$0.28
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	3,001	116,683	$0.03	52,261	114,623	$0.46
Dilutive shares for long-term compensation plans	—	876		—	783
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	3,001	117,559	$0.03	52,261	115,406	$0.46
Basic income per common share
Net income available to common shareholders	34,111	116,683	$0.29	84,978	114,623	$0.74
Dilutive shares for long-term compensation plans	—	876		—	783
Diluted income per common share
Net income available to common shareholders	$34,111	117,559	$0.29	$84,978	115,406	$0.74

	For the Six Months Ended			For the Six Months Ended
	June 30, 2012			June 30, 2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$63,551	116,359	$0.54	$57,513	114,285	$0.51
Dilutive shares for long-term compensation plans	—	806		—	802
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	63,551	117,165	$0.54	57,513	115,087	$0.50
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	7,649	116,359	$0.07	56,374	114,285	$0.49
Dilutive shares for long-term compensation plans	—	806		—	802
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	7,649	117,165	$0.07	56,374	115,087	$0.49
Basic income per common share
Net income available to common shareholders	71,200	116,359	$0.61	113,887	114,285	$1.00
Dilutive shares for long-term compensation plans	—	806		—	802
Diluted income per common share
Net income available to common shareholders	$71,200	117,165	$0.61	$113,887	115,087	$0.99

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three and six months ended June 30, 2012 were 953,000 and 925,000, respectively, as compared to 965,000 and 1,119,000, respectively, for the same periods in 2011.
During the three and six months ended June 30, 2012, 162,000 and 511,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2011, 256,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$34,583			$39,070
Less: Preferred unit distributions	(2,444)			(5,253)
Excess of preferred unit redemption over carrying amount	(40)			—
Basic income from continuing operations
Income from continuing operations available to common unitholders	32,099	120,450	$0.26	33,817	118,549	$0.28
Dilutive units for long-term compensation plans	—	876		—	783
Diluted income from continuing operations
Income from continuing operations available to common unitholders	32,099	121,326	$0.26	33,817	119,332	$0.28
Basic income from discontinued operations
Discontinued operations	3,097	120,450	$0.03	54,028	118,549	$0.46
Dilutive units for long-term compensation plans	—	876		—	783
Diluted income from discontinued operations
Discontinued operations	3,097	121,326	$0.03	54,028	119,332	$0.46
Basic income per common unit
Income available to common unitholders	35,196	120,450	$0.29	87,845	118,549	$0.74
Dilutive units for long-term compensation plans	—	876		—	783
Diluted income per common unit
Income available to common unitholders	$35,196	121,326	$0.29	$87,845	119,332	$0.74

	For the Six Months Ended			For the Six Months Ended
	June 30, 2012			June 30, 2011
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$69,387			$69,950
Less: Preferred unit distributions	(7,479)			(10,506)
Excess of preferred unit carrying amount over redemption	3,689			—
Basic income from continuing operations
Income from continuing operations available to common unitholders	65,597	120,147	$0.54	59,444	118,212	$0.51
Dilutive units for long-term compensation plans	—	806		—	802
Diluted income from continuing operations
Income from continuing operations available to common unitholders	65,597	120,953	$0.54	59,444	119,014	$0.50
Basic income from discontinued operations
Discontinued operations	7,895	120,147	$0.07	58,292	118,212	$0.49
Dilutive units for long-term compensation plans	—	806		—	802
Diluted income from discontinued operations
Discontinued operations	7,895	120,953	$0.07	58,292	119,014	$0.49
Basic income per common unit
Income available to common unitholders	73,492	120,147	$0.61	117,736	118,212	$1.00
Dilutive units for long-term compensation plans	—	806		—	802
Diluted income per common unit
Income available to common unitholders	$73,492	120,953	$0.61	$117,736	119,014	$0.99

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit for the three and six months ended June 30, 2012 were 953,000 and 925,000, respectively, as compared to 965,000 and 1,119,000, respectively, for the same periods in 2011.
During the three and six months ended June 30, 2012, 162,000 and 511,000 common units, respectively, were issued upon the exercise of options. During the year ended December 31, 2011, 256,000 common units were issued upon the exercise of options.

Note 4: Other Comprehensive Income (Loss) of the Trust

The functional currency of the Trust's United Kingdom operations is pounds sterling. The Trust translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in comprehensive income and are included in accumulated other comprehensive income (loss) as a separate component of equity. A proportionate amount of gain or loss is allocated to noncontrolling interest-operating partnership (common units). Accumulated other comprehensive income (loss) consists solely of the foreign currency translation adjustments described above. Upon sale or upon complete or substantially complete liquidation of the Trust's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest-operating partnership (common units).

Note 5: Other Comprehensive Income (Loss) of the Operating Partnership

The functional currency of the Operating Partnership’s United Kingdom operations is pounds sterling. The Operating Partnership translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in other comprehensive income (loss) within general partner’s equity – common units and limited partners’ equity-common units. Upon sale or upon complete or substantially complete liquidation of the Operating Partnership's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity – common units.

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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenue
Northeast - Southeastern PA	$41,690	$42,809	$83,885	$88,073
Northeast - Lehigh / Central PA	23,913	24,739	47,991	52,939
Northeast - Other	14,454	17,436	31,854	35,729
Central	28,827	31,342	60,971	63,035
South	51,746	56,854	105,758	113,218
Metro	8,236	6,951	16,424	14,100
United Kingdom	1,104	1,083	2,265	2,213
Segment-level operating revenue	169,970	181,214	349,148	369,307

Reconciliation to total operating revenue
Discontinued operations	(576)	(16,886)	(10,235)	(39,095)
Other	(195)	99	(27)	101
Total operating revenue	$169,199	$164,427	$338,886	$330,313

Net operating income
Northeast - Southeastern PA	$24,814	$25,571	$49,984	$51,095
Northeast - Lehigh / Central PA	16,558	16,417	32,753	33,866
Northeast - Other	7,628	9,063	16,733	18,258
Central	15,544	17,390	33,291	34,863
South	31,316	34,090	63,971	68,092
Metro	5,986	5,044	11,615	11,001
United Kingdom	(121)	(234)	(349)	(284)
Segment-level net operating income	101,725	107,341	207,998	216,891

Reconciliation to income from continuing operations
Interest expense (1)	(30,911)	(32,203)	(61,815)	(68,372)
Depreciation/amortization expense (2)	(25,812)	(25,677)	(51,464)	(54,083)
Gain on property dispositions	335	302	858	1,463
Equity in earnings of unconsolidated joint ventures	769	1,109	1,685	1,643
General and administrative expense (2)	(8,936)	(7,606)	(20,486)	(18,055)
Discontinued operations excluding gain on property dispositions	(116)	(3,871)	(3,850)	(7,665)
Income taxes	(146)	(63)	(324)	(613)
Other	(2,325)	(519)	(3,215)	(1,717)
Income from continuing operations	$34,583	$38,813	$69,387	$69,492

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

During the six months ended June 30, 2012, the Company realized proceeds of $215.1 million from the sale of 56 operating properties and 58 acres of land. The Company's total assets by reportable segment as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
Total assets
Northeast - Southeastern PA	$828,053	$842,779
Northeast - Lehigh / Central PA	758,785	716,772
Northeast - Other	380,854	424,005
Central	939,847	991,776
South	1,363,067	1,448,849
Metro	435,500	383,725
United Kingdom	141,586	144,558
Other	160,620	37,209
Total assets	$5,008,312	$4,989,673

Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of income as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties for the three and six months ended June 30, 2012 were $204.3 million and $210.8 million, respectively, as compared to $266.0 million and $269.7 million, respectively, for the same periods in 2011.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$576	$16,886	$10,235	$39,095
Operating expenses	(297)	(7,033)	(4,464)	(16,670)
Interest and other income	2	58	30	154
Interest expense	(77)	(2,845)	(1,706)	(6,172)
Depreciation and amortization	(88)	(3,195)	(245)	(8,742)
Income before gain on property dispositions	116	3,871	3,850	7,665
Gain on property dispositions	2,981	50,157	4,045	50,627
Income from discontinued operations	$3,097	$54,028	$7,895	$58,292
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended June 30, 2012, the Company recognized $537,000 in impairment charges. During the six months ended June 30, 2012, the Company recognized $594,000 in impairment charges. These impairments primarily related to the Company's Central reportable segment and are included in discontinued operations in the Company’s consolidated statements of income. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established by the FASB in Topic 820, “Fair Value Measurements and Disclosures”) to be generated by the property to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2012. During the three and six months ended June 30, 2011, the Company recognized impairment charges of $4.2 million and $4.7 million, respectively, related to properties in the Central reportable segment. These impairments are included in discontinued operations in the Company's consolidated statements of income.

Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding of the Operating Partnership not held by the Trust as of June 30, 2012 have the same economic characteristics as common shares of the Trust. The 3,740,246 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,740,246 outstanding common units based on the closing price of the common shares of the Company at June 30, 2012 was $137.8 million.
Preferred units
The Trust had outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Equity Preferred Units”) as of June 30, 2012:

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
During the six months ended June 30, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par. In connection with these redemptions, during the three months ended June 30, 2012, the Company recognized a $40,000 charge relating to the excess of preferred unit redemption over carrying amount. For the six months ended June 30, 2012, the Company recognized a $3.7 million net gain relating to the excess of preferred unit carrying amount over redemption price net of certain costs. These amounts are included in Noncontrolling interest - Operating Partnership in the Trust's consolidated statements of income.

Note 9: Limited Partners' Equity of the Operating Partnership

Common units
General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of June 30, 2012 have the same economic characteristics as common shares of the Trust. The 3,740,246 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,740,246 outstanding common units at June 30, 2012 based on the closing price of the common shares of the Company at June 30, 2012 was $137.8 million.

Preferred units
The following are the Equity Preferred Units as of June 30, 2012:

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
During the six months ended June 30, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par. In connection with these redemptions, during the three months ended June 30, 2012, the Company recognized a $40,000 charge relating to the excess of preferred unit redemption over carrying amount. For the six months ended June 30, 2012, the Company recognized a $3.7 million net gain relating to the excess of preferred unit carrying amount over redemption price net of certain costs.

Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of June 30, 2012, the following cumulative preferred units of the Operating Partnership were outstanding:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are callable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.

Note 11: Indebtedness

Mortgage Loans
During the six months ended June 30, 2012, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay mortgage loans totaling $24.4 million bearing interest at an average rate of 7.47%.

During the six months ended June 30, 2012, the Company closed on a mortgage with $45.0 million of available funds bearing interest at 4.84%. As of June 30, 2012, there was $17.3 million outstanding on this loan. The net proceeds from this mortgage were used for construction costs on a property under development.

Unsecured Notes
During the six months ended June 30, 2012, the Company issued $400 million of 10-year, 4.125% senior unsecured notes. The net proceeds from this issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes.

Note 12: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of June 30, 2012.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The only significant unobservable input in the discounted cash flow model is the discount rate.  For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.  For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined unsecured notes and mortgage loans used as of June 30, 2012 was approximately 3.55%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt.  A decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
The following summarizes the changes in the fair value of the Company's long-term debt from December 31, 2011 to June 30, 2012 (in thousands):

	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value
Long-term debt at December 31, 2011 (1)	$2,083,462	$2,215,219	$131,757

Payoffs and amortization of long-term debt	(26,960)	(26,960)
New long-term debt	417,311	417,311
Changes in fair value assumptions		71,382	71,382

Long-term debt at June 30, 2012 (1)	$2,473,813	$2,676,952	$203,139
(1) Does not include the Company's credit facility.
Disclosure of fair value of financial instruments is based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2012, were as follows (in thousands):

Year	Amount
2012	$79
2013	163
2014	158
2015	153
2016	153
2017 though 2054	5,237
Total	$5,943

Operating ground lease expense during the three and six months ended June 30, 2012 were $41,000 and $81,000, respectively, as compared to $65,000 and $142,000, respectively, for the same periods in 2011.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of June 30, 2012 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of June 30, 2012, the Company had miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $229,000.
As of June 30, 2012, the Company had letter of credit obligations of $6.3 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of June 30, 2012, the Company had initiated the development of 13 buildings. These buildings are expected to contain a total of 3.3 million square feet of leasable space and represent an anticipated aggregate investment of $310.1 million. At June 30, 2012, Development in progress totaled $198.5 million. In addition, as of June 30, 2012, the Company invested $6.3 million in deferred leasing costs related to these development buildings. Also, the Company has a signed commitment for a build-to-suit development not yet commenced for $30.3 million.
As of June 30, 2012, the Company was committed to $2.4 million in improvements on certain buildings and land parcels.
As of June 30, 2012, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $24.9 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 14: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Write-off of fully depreciated property and deferred costs	$12,783	$9,595
Write-off of depreciated property and deferred costs due to sale	$94,762	$90,087
Write-off of origination costs relating to preferred unit redemptions	$2,811	$—

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
As of June 30, 2012, the Company owned and operated 315 industrial and 239 office properties (the “Wholly Owned Properties in Operation”) totaling 63.2 million square feet. In addition, as of June 30, 2012, the Company owned 13 properties under development, which when completed are expected to comprise 3.3 million square feet (the “Wholly Owned Properties under Development”) and 1,407 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2012, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 615 acres of developable land, substantially all of which is zoned for commercial use. The Company refers to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. In the foreseeable future, the Company expects its strategy with respect to product and market selection to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. The economic disruption which commenced in 2008 persists to some extent. Its manifestations, including the Euro Crisis, create uncertainties with respect to business planning generally. This uncertainty can have an adverse effect on our business to the extent that it can delay tenant business decisions or influence tenant decisions regarding expansion. Rental demand for the Properties in Operation remained relatively flat for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. During the three months ended June 30, 2012, the Company successfully leased 5.4 million square feet and, as of that date, attained occupancy of 91.6% for the Wholly Owned Properties in Operation and 86.7% for the JV Properties in Operation for a combined occupancy of 90.7% for the Properties in Operation. During the three months ended June 30, 2012, straight line rents on renewal and replacement leases were on average 0.9% lower than rents on expiring leases. At December 31, 2011, occupancy for the Wholly Owned Properties in Operation was 91.9% and for the JV Properties in Operation was 88.7% for a combined occupancy for the Properties in Operation of 91.3%.
Consistent with its strategy, the Company has been an active seller of suburban office properties and it has acquired or commenced development of industrial and metro-office properties. The Company anticipates that the foregoing activity will result in a decline in net cash provided by operating activities until the acquisition properties are stabilized and the development properties are completed and leased. Although the Company anticipates that its investment focus for the remainder of 2012 will be more on acquisitions than dispositions, the Company anticipates that, for 2012 in the aggregate, the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be less than dividend distributions. The Company will continue to evaluate these circumstances in light of its dividend distribution policy.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three and six months ended June 30, 2012, the Company acquired four properties for a Total Investment of $33.2 million. These properties, which contain 602,900 square feet of leasable space, were 58.0% leased as of June 30, 2012. For 2012, the Company anticipates that wholly owned property acquisitions will range from $100 million to $300 million and believes that certain of its acquired properties will be either vacant or underleased.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended June 30, 2012, the Company realized proceeds of $208.6 million from the sale of 54 operating properties representing 2.7 million square feet and 58 acres of land. During the six months ended June 30, 2012, the Company realized proceeds of $215.1 million from the sale of 56 operating properties representing 2.8 million square feet and 58 acres of land. For 2012, the Company anticipates that wholly owned property dispositions will range from $250 million to $350 million.
Development
During the three and six months ended June 30, 2012, the Company brought into service one Wholly Owned Property under Development representing 128,000 square feet and a Total Investment of $6.6 million. During the three months ended June 30, 2012, the Company initiated three Wholly Owned Properties under Development with a projected Total Investment of $23.5 million. During the six months ended June 30, 2012, the Company initiated four Wholly Owned Properties under Development with a projected Total Investment of $31.2 million. As of June 30, 2012, the Company had 13 Wholly Owned Properties under Development with a projected Total Investment of $310.1 million. For 2012, the Company anticipates that wholly owned development deliveries will total between $30 million and $70 million and that during 2012 it will commence development on properties with an expected aggregate Total Investment in a range from $200 million to $300 million.
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
Acquisitions
During the three and six months June 30, 2012, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2012.
Dispositions
During the three and six months ended June 30, 2012, none of the unconsolidated joint ventures in which the Company held an interest sold any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will dispose of any properties in 2012.
Development
During the three and six months ended June 30, 2012, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of June 30, 2012, the Company has no unconsolidated joint venture properties under development. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service or begin any development activities in 2012.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of June 30, 2012 and 2011 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.44	$4.54	$5.83	$5.84	35,434	32,440	93.8%	90.8%
Industrial-Flex	$9.09	$9.13	$13.23	$13.07	9,072	10,053	88.9%	88.5%
Office	$14.71	$14.24	$22.65	$22.03	18,649	20,378	88.7%	91.3%
	$8.03	$8.43	$11.67	$12.26	63,155	62,871	91.6%	90.6%
JV Properties in Operation:
Industrial-Distribution	$3.97	$3.91	$5.53	$5.61	9,269	9,269	85.3%	82.5%
Industrial-Flex	$24.56	$27.81	$27.59	$26.30	171	171	91.2%	81.9%
Office	$24.39	$23.85	$34.94	$34.60	4,724	4,724	89.4%	89.4%
	$11.25	$11.20	$15.92	$16.05	14,164	14,164	86.7%	84.8%
Properties in Operation:
Industrial-Distribution	$4.35	$4.41	$5.77	$5.79	44,703	41,709	92.0%	89.0%
Industrial-Flex	$9.39	$9.42	$13.50	$13.27	9,243	10,224	88.9%	88.4%
Office	$16.68	$16.02	$25.15	$24.36	23,373	25,102	88.8%	91.0%
	$8.59	$8.91	$12.41	$12.92	77,319	77,035	90.7%	89.5%

(1) Net rent represents the contractual rent per square foot at June 30, 2012 or 2011 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at June 30, 2012 or 2011 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at June 30, 2012 or 2011 for tenants in occupancy.

Geographic segment data for the three and six months ended June 30, 2012 and 2011 are included in Note 6 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the six months ended June 30, 2012, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2012 with the results of operations of the Company for the three and six months ended June 30, 2011. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2012 and 2011, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2012 to Three and Six Months Ended June 30, 2011
Overview
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2012 increased to $4,985.8 million from $4,682.4 million for the three months ended June 30, 2011. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property. For the six months ended June 30, 2012, the Company's average gross investment in operating real estate owned increased to $4,975.4 million from $4,671.4 million for the six months ended June 30, 2011. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $169.2 million for the three months ended June 30, 2012 from $164.4 million for the three months ended June 30, 2011. The $4.8 million increase was primarily due to an increase in rental income, which was primarily due to the increase in average gross investment in operating real estate. This increase was partially offset by a decrease in termination fees, which totaled $593,000 for the three months ended June 30, 2012 compared to $1.6 million for the same period in 2011. Total operating revenue increased to $338.9 million for the six months ended June 30, 2012 from $330.3 million for the six months ended June 30, 2011. The $8.6 million increase was primarily due to an increase in rental income, which was primarily due to the increase in average gross investment in operating real estate as well as an increase in termination fees, which totaled $2.2 million for the six months ended June 30, 2012 as compared to $1.9 million for the same period in 2011.
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
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	THREE MONTHS ENDED		PERCENTAGE INCREASE (DECREASE)		SIX MONTHS ENDED		PERCENTAGE INCREASE (DECREASE)
	June 30,				June 30,
	2012	2011			2012	2011
Northeast
– Southeastern PA	$24,814	$25,571	(3.0%)		$49,984	$51,095	(2.2%)
– Lehigh/Central PA	16,558	16,417	0.9%		32,753	33,866	(3.3%)
– Other	7,628	9,063	(15.8%)	(1)	16,733	18,258	(8.4%)
Central	15,544	17,390	(10.6%)	(1)	33,291	34,863	(4.5%)
South	31,316	34,090	(8.1%)		63,971	68,092	(6.1%)
Metro	5,986	5,044	18.7%	(2)	11,615	11,001	5.6%
United Kingdom	(121)	(234)	(48.3%)		(349)	(284)	22.9%
Total net operating income	$101,725	$107,341	(5.2%)		$207,998	$216,891	(4.1%)

(1) The decrease is primarily due to the sale of a portfolio of properties during the three months ended June 30, 2012.
(2) The increase is primarily due to an increase in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties decreased to $112.8 million for the three months ended June 30, 2012 compared to $113.9 million for the three months ended June 30, 2011 on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and $111.6 million for the three months ended June 30, 2012 compared to $112.3 million for the three months ended June 30, 2011 on a cash basis. Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $226.1 million for the six months ended June 30, 2012 from $227.8 million for the six months ended June 30, 2011, on a straight line basis, and decreased to $224.2 million for the six months ended June 30, 2012 from $224.5 million for the six months ended June 30, 2011 on a cash basis.
The same store results were affected by one-time reductions in certain operating expense items during the three and six months ended June 30, 2011 that did not recur during the same period in 2012, decreases in cash and straight line rental rates and an increase in occupancy. The following details the Same Store occupancy and rental rates for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average occupancy %	92.6%	91.3%	92.7%	91.1%
Average rental rate - cash basis (1)	$8.27	$8.39	$8.32	$8.40
Average rental rate - straight line basis (2)	$12.01	$12.07	$12.01	$12.06
(1) Represents the average contractual rent per square foot for the three or six months ended June 30, 2012 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the three or six months ended June 30, 2012 or 2011 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude termination fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of termination fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 528 properties totaling approximately 58.2 million square feet owned on January 1, 2011. Acquisitions and completed development during the year ended December 31, 2011 and the six months ended June 30, 2012 are excluded from the Same Store properties. Acquisitions and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 62 properties sold during 2011 and the 56 properties sold during the six months ended June 30, 2012 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2012 and 2011. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Same Store:
Rental revenue	$114,036	$114,297	$227,568	$228,401
Operating expenses:
Rental property expense	30,734	29,555	60,886	62,251
Real estate taxes	18,852	19,127	37,934	38,103
Operating expense recovery	(48,356)	(48,278)	(97,315)	(99,755)
Unrecovered operating expenses	1,230	404	1,505	599
Property level operating income	112,806	113,893	226,063	227,802
Less straight line rent	1,160	1,609	1,834	3,265
Cash basis property level operating income	$111,646	$112,284	$224,229	$224,537
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$111,646	$112,284	$224,229	$224,537
Straight line rent	1,160	1,609	1,834	3,265
Property level operating income	112,806	113,893	226,063	227,802
Property level operating income - properties purchased or developed subsequent to January 1, 2011	3,845	758	7,484	1,340
Termination fees	593	1,641	2,239	1,878
General and administrative expense	(14,619)	(13,255)	(31,823)	(29,203)
Depreciation and amortization expense	(40,733)	(38,554)	(82,014)	(77,546)
Other income (expense)	(28,267)	(27,018)	(54,781)	(57,272)
Gain on property dispositions	335	302	858	1,463
Income taxes	(146)	(63)	(324)	(613)
Equity in earnings of unconsolidated joint ventures	769	1,109	1,685	1,643
Discontinued operations (1)	3,097	54,028	7,895	58,292
Net income	$37,680	$92,841	$77,282	$127,784

(1)
Includes Termination Fees of $110,000 and $644,000 for the three and six months ended June 30, 2012, respectively, and $4,000 and $29,000 for the three and six months ended June 30, 2011, respectively.

General and Administrative
General and administrative expenses increased to $14.6 million for the three months ended June 30, 2012 compared to $13.3 million for the three months ended June 30, 2011 and increased to $31.8 million for the six months ended June 30, 2012 compared to $29.2 million for the six months ended June 30, 2011. These increases were primarily due to increases in acquisition-related expenditures, cancelled project expense, incentive compensation and costs associated with operating initiatives. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $40.7 million for the three months ended June 30, 2012 from $38.6 million for the three months ended June 30, 2011 and increased to $82.0 million for the six months ended June 30, 2012 from $77.5 million for the six months ended June 30, 2011. This increase was primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense increased to $30.8 million for the three months ended June 30, 2012 from $29.4 million for the three months ended June 30, 2011. The increase was primarily due to the increase in the average debt outstanding to $2,421.2 million for the three months ended June 30, 2012 from $2,203.6 million for the three months ended June 30, 2011. This increase was partially offset by a decrease in the weighted average interest rate to 5.4% for the three months ended June 30, 2012 from 5.7% for the three months ended June 30, 2011 as well as an increase in interest capitalized during the three months ended June 30, 2012 due to an increase in development activity. Interest expense decreased to $60.1 million for the six months ended June 30, 2012 from $62.2 million for the six months ended June 30, 2011. This decrease was primarily related to a decrease in the weighted average interest rate to 5.5% for the six months ended June 30, 2012 from 5.8% for the six months ended June 30, 2011 as well as an increase in interest capitalized during the six months ended June 30, 2012 due to an increase in development activity. These decreases were partially offset by the increase in the average debt outstanding to $2,355.1 million for the six months ended June 30, 2012 from $2,255.6 million for the six months ended June 30, 2011.
Interest expense allocated to discontinued operations for the three months ended June 30, 2012 and 2011 was $77,000 and $2.8 million, respectively, and for the six months ended June 30, 2012 and 2011 was $1.7 million and $6.2 million, respectively. This decrease was due to the level of dispositions in 2012 and 2011.
Other
Gain on property dispositions increased to $335,000 for the three months ended June 30, 2012 from $302,000 for the three months ended June 30, 2011 and decreased to $858,000 for the six months ended June 30, 2012 from $1.5 million for the six months ended June 30, 2011.
Income from discontinued operations decreased to $3.1 million for the three months ended June 30, 2012 from $54.0 million for the three months ended June 30, 2011 and decreased to $7.9 million for the six months ended June 30, 2012 from $58.3 million for the six months ended June 30, 2011. This decrease was due to lower operating income related to properties in discontinued operations for the three months ended June 30, 2012 and the decrease in gains recognized on sales (net of impairment charges) which were $3.0 million for the three months ended June 30, 2012 compared to $50.2 million for the same period in 2011. The decrease for the six month periods was due to lower operating income related to properties in discontinued operations for the six months ended June 30, 2012 and the decrease in gains recognized on sales which were $4.0 million for the six months ended June 30, 2012 compared to $50.6 million for the six months ended June 30, 2011.
As a result of the foregoing, the Company’s net income decreased to $37.7 million for the three months ended June 30, 2012 from $92.8 million for the three months ended June 30, 2011 and decreased to $77.3 million for the six months ended June 30, 2012 from $127.8 million for the six months ended June 30, 2011.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company expects to expend $250 million to $350 million to fund its investment in development properties in 2012. The Company’s remaining 2012 debt maturities total approximately $238.2 million. The Company anticipates that it will invest $100 million to $300 million in acquisitions in 2012. The Company expects to realize approximately $250 million to $350 million in proceeds from asset sales in 2012. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of June 30, 2012, the Company had cash and cash equivalents of $193.7 million, including $39.6 million in restricted cash.
Net cash flow provided by operating activities decreased to $160.7 million for the six months ended June 30, 2012 from $166.7 million for the six months ended June 30, 2011. This $6.1 million decrease was primarily due to the operating results relating to the sale of a portfolio of properties for $195 million in April 2012 offset by related interest savings. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash provided by investing activities decreased to $38.2 million for the six months ended June 30, 2012 compared to $112.5 million for the six months ended June 30, 2011. This $74.3 million decrease primarily resulted from a decrease in net proceeds from the dispositions of properties/land and an increase in investment in development in progress partially offset by net cash activity related to the public reimbursement receivable/escrow. At June 30, 2011, the Company placed $53.6 million in escrow for the purchase of two properties which were subsequently acquired during the year ended December 31, 2011. No similar activity occurred in 2012.

Net cash used in financing activities decreased to $63.9 million for the six months ended June 30, 2012 compared to $339.2 million for the six months ended June 30, 2011. This $275.3 million decrease was primarily due to the redemption of preferred units during 2012 as well as the net changes in the Company’s debt during the respective periods. During the six months ended June 30, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par. In addition, the Company issued $400 million of 10-year, 4.125% senior unsecured notes. The net proceeds from this issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the six months ended June 30, 2012, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at June 30, 2012 was LIBOR plus 107.5 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2012, the Company’s debt to gross assets ratio was 40.4% and for the six months ended June 30, 2012, the fixed charge coverage ratio was 3.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation including accumulated depreciation on assets held for sale. The fixed charge coverage ratio equals income from continuing operations before gain on property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2012, $281.2 million in mortgage loans and $2,192.6 million in unsecured notes were outstanding with a weighted average interest rate of 5.55%. The interest rates on $2,457.8 million of mortgage loans and unsecured notes are fixed and range from 4.1% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.3 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of June 30, 2012 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2012	$2,286	$5,794	$230,100	$—	$238,180	6.37%
2013	4,583	4,510	—	—	9,093	5.73%
2014	4,966	2,684	200,000	—	207,650	5.66%
2015	4,512	44,469	316,000	—	364,981	5.17%
2016	3,298	182,318	300,000	—	485,616	6.10%
2017	2,090	2,349	296,543	—	300,982	6.61%
2018	—	—	100,000	—	100,000	7.50%
2020	—	—	350,000	—	350,000	4.75%
2021 & thereafter	—	17,311	400,000	—	417,311	4.15%
	$21,735	$259,435	$2,192,643	$—	$2,473,813	5.55%

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

Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Reconciliation of net income to FFO - basic:
Net Income available to common shareholders	$34,111	$84,978	$71,200	$113,887
Basic - Income available to common shareholders	34,111	84,978	71,200	113,887
Basic - income available to common shareholders per weighted average share	$0.29	$0.74	$0.61	$1.00
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,554	3,669	7,170	7,318
Depreciation and amortization	40,420	41,194	81,466	85,165
Gain on property dispositions	(2,979)	(50,542)	(4,083)	(51,042)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,264)	186	(2,637)	(1,372)
Funds from operations available to common shareholders – basic	$73,842	$79,485	$153,116	$153,956
Basic Funds from operations available to common shareholders per weighted average share	$0.63	$0.69	$1.32	$1.35
Reconciliation of net income to FFO - diluted:
Net Income available to common shareholders	$34,111	$84,978	$71,200	$113,887
Diluted - income available to common shareholders	34,111	84,978	71,200	113,887
Diluted - income available to common shareholders per weighted average share	$0.29	$0.74	$0.61	$0.99
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,554	3,669	7,170	7,318
Depreciation and amortization	40,420	41,194	81,466	85,165
Gain on property dispositions	(2,979)	(50,542)	(4,083)	(51,042)
Noncontrolling interest less preferred share distributions and excess of carrying amount over preferred unit redemption	1,085	2,867	2,292	3,849
Funds from operations available to common shareholders - diluted	$76,191	$82,166	$158,045	$159,177
Diluted Funds from operations available to common shareholders per weighted average share	$0.63	$0.69	$1.31	$1.34
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	116,683	114,623	116,359	114,285
Dilutive shares for long term compensation plans	876	783	806	802
Diluted shares for net income calculations	117,559	115,406	117,165	115,087
Weighted average common units	3,767	3,926	3,788	3,927
Diluted shares for Funds from operations calculations	121,326	119,332	120,953	119,014

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of June 30, 2012.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April and May, 2012, individuals acquired a total of 68,500 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interests in Liberty Property Limited Partnership. These individuals acquired these units of limited partnership interests in connection with their contribution to the Operating Partnership of certain assets previously. The exchange of common shares of beneficial interest for the units of limited partnership is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

4.1*
Second Supplemental Indenture, dated as of June 11, 2012, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 4.125% Senior Notes due 2022 of Liberty Property Limited Partnership.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 1, 2012
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	August 1, 2012
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	August 1, 2012
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	August 1, 2012
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

4.1
Second Supplemental Indenture, dated as of June 11, 2012, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 4.125% Senior Notes due 2022 of Liberty Property Limited Partnership.

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