Form 10-Q
period 2012-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2012-11-01
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 30, 2012, 118,241,192 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2012 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Trust,” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” or “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.9% of the common equity of the Operating Partnership at September 30, 2012. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"). The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The ownership of the holders of Common and Preferred Units is reflected on the Trust's and Operating Partnership's financial statements as "noncontrolling interest - operating partnership"for the Trust or "limited partners' equity" for the Operating Partnership in mezzanine equity and as a component of total equity as "noncontrolling interest - operating partnership."

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2012

Index		Page

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures for Liberty Property Trust		41

Signatures for Liberty Property Limited Partnership		42

Exhibit Index		43

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$865,657	$852,785
Building and improvements	4,156,848	4,092,056
Less accumulated depreciation	(1,135,002)	(1,047,336)
Operating real estate	3,887,503	3,897,505
Development in progress	249,129	88,848
Land held for development	227,469	219,375
Net real estate	4,364,101	4,205,728
Cash and cash equivalents	34,069	18,204
Restricted cash	37,972	63,659
Accounts receivable	6,965	8,192
Deferred rent receivable	107,813	102,613
Deferred financing and leasing costs, net of accumulated amortization (2012, $131,604; 2011, $123,557)	130,761	129,614
Investments in and advances to unconsolidated joint ventures	169,507	174,687
Assets held for sale	8,671	210,790
Prepaid expenses and other assets	96,506	76,186
Total assets	$4,956,365	$4,989,673
LIABILITIES
Mortgage loans	$290,197	$290,819
Unsecured notes	1,962,543	1,792,643
Credit facility	150,000	139,400
Accounts payable	58,804	23,418
Accrued interest	36,177	24,147
Dividend and distributions payable	58,869	56,958
Other liabilities	173,758	194,995
Total liabilities	2,730,348	2,522,380
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of September 30, 2012 and December 31, 2011	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 119,146,729 (includes 1,249,909 in treasury) and 117,352,353 (includes 1,249,909 in treasury) shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	119	117
Additional paid-in capital	2,669,676	2,617,355
Accumulated other comprehensive income (loss)	2,523	(429)
Distributions in excess of net income	(529,913)	(461,498)
Common shares in treasury, at cost, 1,249,909 shares as of September 30, 2012 and December 31, 2011	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,090,454	2,103,594
Noncontrolling interest – operating partnership
3,736,746 and 3,808,746 common units outstanding as of September 30, 2012 and December 31, 2011, respectively	60,987	64,428
1,290,000 and 9,740,000 preferred units outstanding as of September 30, 2012 and December 31, 2011, respectively	63,264	287,959
Noncontrolling interest – consolidated joint ventures	3,775	3,775
Total equity	2,218,480	2,459,756
Total liabilities, noncontrolling interest - operating partnership and equity	$4,956,365	$4,989,673

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2012	September 30, 2011
OPERATING REVENUE
Rental	$119,334	$115,760
Operating expense reimbursement	52,392	49,432
Total operating revenue	171,726	165,192
OPERATING EXPENSE
Rental property	34,635	31,876
Real estate taxes	20,292	19,755
General and administrative	14,621	13,617
Depreciation and amortization	40,929	38,922
Total operating expenses	110,477	104,170
Operating income	61,249	61,022
OTHER INCOME (EXPENSE)
Interest and other income	2,642	1,989
Interest expense	(30,704)	(29,173)
Total other income (expense)	(28,062)	(27,184)
Income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	33,187	33,838
Gain on property dispositions	2,001	1,898
Income taxes	(321)	(356)
Equity in (loss) earnings of unconsolidated joint ventures	(3,082)	827
Income from continuing operations	31,785	36,207
Discontinued operations (including net loss on property dispositions of $1,540 for the quarter ended September 30, 2012 and net gain of $4,095 for the quarter ended September 30, 2011)	(1,887)	5,474
Net income	29,898	41,681
Noncontrolling interest – operating partnership	(2,092)	(6,414)
Noncontrolling interest – consolidated joint ventures	—	53
Net income available to common shareholders	$27,806	$35,320
Net income	$29,898	$41,681
Other comprehensive income (loss)	2,245	(2,247)
Comprehensive income	32,143	39,434
Less: comprehensive income attributable to noncontrolling interest	(2,161)	(6,342)
Comprehensive income attributable to common shareholders	$29,982	$33,092
Earnings per common share
Basic:
Income from continuing operations	$0.26	$0.26
(Loss) income from discontinued operations	(0.02)	0.05
Income per common share – basic	$0.24	$0.31
Diluted:
Income from continuing operations	$0.26	$0.26
(Loss) income from discontinued operations	(0.02)	0.05
Income per common share – diluted	$0.24	$0.31
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	117,141	115,014
Diluted	118,043	115,780
Amounts attributable to common shareholders
Income from continuing operations	$29,635	$30,021
Discontinued operations	(1,829)	5,299
Net income available to common shareholders	$27,806	$35,320
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING REVENUE
Rental	$357,126	$345,882
Operating expense reimbursement	152,200	148,655
Total operating revenue	509,326	494,537
OPERATING EXPENSE
Rental property	95,926	91,657
Real estate taxes	61,452	58,646
General and administrative	46,444	42,819
Depreciation and amortization	122,705	116,247
Total operating expenses	326,527	309,369
Operating income	182,799	185,168
OTHER INCOME (EXPENSE)
Interest and other income	7,969	6,918
Interest expense	(89,892)	(90,198)
Total other income (expense)	(81,923)	(83,280)
Income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	100,876	101,888
Gain on property dispositions	2,859	3,361
Income taxes	(645)	(969)
Equity in (loss) earnings of unconsolidated joint ventures	(1,397)	2,470
Income from continuing operations	101,693	106,750
Discontinued operations (including net gain on property dispositions of $2,505 and $54,722 for the nine months ended September 30, 2012 and 2011, respectively)	5,487	62,715
Net income	107,180	169,465
Noncontrolling interest – operating partnership	(8,174)	(20,769)
Noncontrolling interest – consolidated joint ventures	—	511
Net income available to common shareholders	$99,006	$149,207
Net income	$107,180	$169,465
Other comprehensive income (loss)	3,047	(64)
Comprehensive income	110,227	169,401
Less: comprehensive income attributable to noncontrolling interest	(8,269)	(20,769)
Comprehensive income attributable to common shareholders	$101,958	$148,632
Earnings per common share
Basic:
Income from continuing operations	$0.80	$0.77
Income from discontinued operations	0.05	0.53
Income per common share – basic	$0.85	$1.30
Diluted:
Income from continuing operations	$0.79	$0.76
Income from discontinued operations	0.05	0.53
Income per common share – diluted	$0.84	$1.29
Distributions per common share	$1.425	$1.425
Weighted average number of common shares outstanding
Basic	116,625	114,547
Diluted	117,462	115,329
Amounts attributable to common shareholders
Income from continuing operations	$93,689	$88,537
Discontinued operations	5,317	60,670
Net income available to common shareholders	$99,006	$149,207

See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON UNITS	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED UNITS	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2012	$117	$2,617,355	$(429)	$(461,498)	$(51,951)	$2,103,594	$64,428	$287,959	$3,775	$2,459,756
Net proceeds from the issuance of common shares	2	42,806	—	—	—	42,808	—	—	—	42,808
Net income	—	—	—	99,006	—	99,006	3,173	5,001	—	107,180
Distributions	—	—	—	(167,421)	—	(167,421)	(5,501)	(8,691)	—	(181,613)
Share-based compensation	—	8,307	—	—	—	8,307	—	—	—	8,307
Foreign currency translation adjustment	—	—	2,952	—	—	2,952	95	—	—	3,047
Redemption of noncontrolling interests – common units	—	1,208	—	—	—	1,208	(1,208)	—	—	—
Redemption of noncontrolling interest - preferred units	—	—	—	—	—	—	—	(224,694)	—	(224,694)
Excess of preferred unit carrying amount over redemption	—	—	—	—	—	—	—	3,689	—	3,689
Balance at September 30, 2012	$119	$2,669,676	$2,523	$(529,913)	$(51,951)	$2,090,454	$60,987	$63,264	$3,775	$2,218,480

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES
Net income	$107,180	$169,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,420	128,828
Amortization of deferred financing costs	3,581	3,948
Equity in loss (earnings) of unconsolidated joint ventures	1,397	(2,470)
Distributions from unconsolidated joint ventures	536	350
Gain on property dispositions	(5,364)	(58,083)
Share-based compensation	8,307	8,052
Changes in operating assets and liabilities:
Restricted cash	25,864	(16,792)
Accounts receivable	1,223	(2,370)
Deferred rent receivable	(5,550)	(5,361)
Prepaid expenses and other assets	(19,626)	(4,037)
Accounts payable	35,389	16,602
Accrued interest	12,030	3,236
Other liabilities	(30,356)	(2,936)
Net cash provided by operating activities	259,031	238,432
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(35,644)	(124,823)
Investment in operating properties - other	(45,221)	(51,615)
Investments in and advances to unconsolidated joint ventures	(3,529)	(11,309)
Distributions from unconsolidated joint ventures	6,967	9,257
Net proceeds from disposition of properties/land	217,430	361,154
Net advances on public reimbursement receivable/escrow	(682)	(18,274)
Investment in development in progress	(152,523)	(25,194)
Investment in land held for development	(32,871)	(18,475)
Investment in deferred leasing costs	(17,470)	(16,662)
Net cash (used in) provided by investing activities	(63,543)	104,059
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	42,808	33,396
Redemption of preferred units	(221,000)	—
Proceeds from unsecured notes	400,000	—
Repayments of unsecured notes	(230,100)	(246,500)
Proceeds from mortgage loans	27,481	—
Repayments of mortgage loans	(28,103)	(28,407)
Proceeds from credit facility	653,350	302,900
Repayments on credit facility	(642,750)	(302,900)
Payment of deferred financing costs	(4,278)	(13)
Distribution paid on common shares	(166,564)	(163,658)
Distribution paid on units	(13,139)	(21,317)
Net cash used in financing activities	(182,295)	(426,499)
Net increase (decrease) in cash and cash equivalents	13,193	(84,008)
Increase in cash and cash equivalents related to foreign currency translation	2,672	15
Cash and cash equivalents at beginning of period	18,204	108,409
Cash and cash equivalents at end of period	$34,069	$24,416

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$865,657	$852,785
Building and improvements	4,156,848	4,092,056
Less accumulated depreciation	(1,135,002)	(1,047,336)
Operating real estate	3,887,503	3,897,505
Development in progress	249,129	88,848
Land held for development	227,469	219,375
Net real estate	4,364,101	4,205,728
Cash and cash equivalents	34,069	18,204
Restricted cash	37,972	63,659
Accounts receivable	6,965	8,192
Deferred rent receivable	107,813	102,613
Deferred financing and leasing costs, net of accumulated amortization (2012, $131,604; 2011, $123,557)	130,761	129,614
Investments in and advances to unconsolidated joint ventures	169,507	174,687
Assets held for sale	8,671	210,790
Prepaid expenses and other assets	96,506	76,186
Total assets	$4,956,365	$4,989,673
LIABILITIES
Mortgage loans	$290,197	$290,819
Unsecured notes	1,962,543	1,792,643
Credit facility	150,000	139,400
Accounts payable	58,804	23,418
Accrued interest	36,177	24,147
Distributions payable	58,869	56,958
Other liabilities	173,758	194,995
Total liabilities	2,730,348	2,522,380
Limited partners' equity - 301,483 preferred units outstanding as of September 30, 2012 and December 31, 2011	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 117,896,820 (net of 1,249,909 treasury units) and 116,102,444 (net of 1,249,909 treasury units) common units outstanding as of September 30, 2012 and December 31, 2011, respectively	2,090,454	2,103,594
Limited partners’ equity – 3,736,746 and 3,808,746 common units outstanding as of September 30, 2012 and December 31, 2011, respectively	60,987	64,428
Limited partners’ equity – 1,290,000 and 9,740,000 preferred units outstanding as of September 30, 2012 and December 31, 2011, respectively	63,264	287,959
Noncontrolling interest – consolidated joint ventures	3,775	3,775
Total owners’ equity	2,218,480	2,459,756
Total liabilities, limited partners' equity and owners’ equity	$4,956,365	$4,989,673

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2012	September 30, 2011
OPERATING REVENUE
Rental	$119,334	$115,760
Operating expense reimbursement	52,392	49,432
Total operating revenue	171,726	165,192
OPERATING EXPENSE
Rental property	34,635	31,876
Real estate taxes	20,292	19,755
General and administrative	14,621	13,617
Depreciation and amortization	40,929	38,922
Total operating expenses	110,477	104,170
Operating income	61,249	61,022
OTHER INCOME (EXPENSE)
Interest and other income	2,642	1,989
Interest expense	(30,704)	(29,173)
Total other income (expense)	(28,062)	(27,184)
Income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	33,187	33,838
Gain on property dispositions	2,001	1,898
Income taxes	(321)	(356)
Equity in (loss) earnings of unconsolidated joint ventures	(3,082)	827
Income from continuing operations	31,785	36,207
Discontinued operations (including net loss on property dispositions of $1,540 for the quarter ended September 30, 2012 and net gain of $4,095 for the quarter ended September 30, 2011)	(1,887)	5,474
Net income	29,898	41,681
Noncontrolling interest – consolidated joint ventures	—	53
Preferred unit distributions	(1,211)	(5,253)
Income available to common unitholders	$28,687	$36,481
Net income	$29,898	$41,681
Other comprehensive income (loss)	2,245	(2,247)
Comprehensive income	$32,143	$39,434
Earnings per common unit
Basic:
Income from continuing operations	$0.26	$0.26
(Loss) income from discontinued operations	(0.02)	0.05
Income per common unit - basic	$0.24	$0.31
Diluted:
Income from continuing operations	$0.26	$0.26
(Loss) income from discontinued operations	(0.02)	0.05
Income per common unit - diluted	$0.24	$0.31
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	120,880	118,830
Diluted	121,782	119,596
Net income allocated to general partners	$27,806	$35,320
Net income allocated to limited partners	$2,092	$6,414

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING REVENUE
Rental	$357,126	$345,882
Operating expense reimbursement	152,200	148,655
Total operating revenue	509,326	494,537
OPERATING EXPENSE
Rental property	95,926	91,657
Real estate taxes	61,452	58,646
General and administrative	46,444	42,819
Depreciation and amortization	122,705	116,247
Total operating expenses	326,527	309,369
Operating income	182,799	185,168
OTHER INCOME (EXPENSE)
Interest and other income	7,969	6,918
Interest expense	(89,892)	(90,198)
Total other income (expense)	(81,923)	(83,280)
Income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	100,876	101,888
Gain on property dispositions	2,859	3,361
Income taxes	(645)	(969)
Equity in (loss) earnings of unconsolidated joint ventures	(1,397)	2,470
Income from continuing operations	101,693	106,750
Discontinued operations (including net gain on property dispositions of $2,505 and $54,722 for the nine months ended September 30, 2012 and 2011, respectively)	5,487	62,715
Net income	107,180	169,465
Noncontrolling interest – consolidated joint ventures	—	511
Preferred unit distributions	(8,690)	(15,759)
Excess of preferred unit carrying amount over redemption	3,689	—
Income available to common unitholders	$102,179	$154,217
Net income	$107,180	$169,465
Other comprehensive income (loss)	3,047	(64)
Comprehensive income	$110,227	$169,401
Earnings per common unit
Basic:
Income from continuing operations	$0.80	$0.77
Income from discontinued operations	0.05	0.53
Income per common unit - basic	$0.85	$1.30
Diluted:
Income from continuing operations	$0.79	$0.76
Income from discontinued operations	0.05	0.53
Income per common unit - diluted	$0.84	$1.29
Distributions per common unit	$1.425	$1.425
Weighted average number of common units outstanding
Basic	120,396	118,437
Diluted	121,233	119,219
Net income allocated to general partners	$99,006	$149,207
Net income allocated to limited partners	$8,174	$20,769

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2012	$2,103,594	$64,428	$287,959	$3,775	$2,459,756
Contributions from partners	51,115	—	—	—	51,115
Distributions to partners	(167,421)	(5,501)	(8,691)	—	(181,613)
Foreign currency translation adjustment	2,952	95	—	—	3,047
Net income	99,006	3,173	5,001	—	107,180
Redemption of limited partners' common units for common shares	1,208	(1,208)	—	—	—
Redemption of limited partners' preferred units	—	—	(224,694)	—	(224,694)
Excess of preferred unit carrying amount over redemption	—	—	3,689	—	3,689
Balance at September 30, 2012	$2,090,454	$60,987	$63,264	$3,775	$2,218,480

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES
Net income	$107,180	$169,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,420	128,828
Amortization of deferred financing costs	3,581	3,948
Equity in loss (earnings) of unconsolidated joint ventures	1,397	(2,470)
Distributions from unconsolidated joint ventures	536	350
Gain on property dispositions	(5,364)	(58,083)
Share-based compensation	8,307	8,052
Changes in operating assets and liabilities:
Restricted cash	25,864	(16,792)
Accounts receivable	1,223	(2,370)
Deferred rent receivable	(5,550)	(5,361)
Prepaid expenses and other assets	(19,626)	(4,037)
Accounts payable	35,389	16,602
Accrued interest	12,030	3,236
Other liabilities	(30,356)	(2,936)
Net cash provided by operating activities	259,031	238,432
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(35,644)	(124,823)
Investment in operating properties - other	(45,221)	(51,615)
Investments in and advances to unconsolidated joint ventures	(3,529)	(11,309)
Distributions from unconsolidated joint ventures	6,967	9,257
Net proceeds from disposition of properties/land	217,430	361,154
Net advances on public reimbursement receivable/escrow	(682)	(18,274)
Investment in development in progress	(152,523)	(25,194)
Investment in land held for development	(32,871)	(18,475)
Investment in deferred leasing costs	(17,470)	(16,662)
Net cash (used in) provided by investing activities	(63,543)	104,059
FINANCING ACTIVITIES
Redemption of preferred units	(221,000)	—
Proceeds from unsecured notes	400,000	—
Repayments of unsecured notes	(230,100)	(246,500)
Proceeds from mortgage loans	27,481	—
Repayments of mortgage loans	(28,103)	(28,407)
Proceeds from credit facility	653,350	302,900
Repayments on credit facility	(642,750)	(302,900)
Payment of deferred financing costs	(4,278)	(13)
Capital contributions	42,808	33,396
Distributions to partners	(179,703)	(184,975)
Net cash used in financing activities	(182,295)	(426,499)
Net increase (decrease) in cash and cash equivalents	13,193	(84,008)
Increase in cash and cash equivalents related to foreign currency translation	2,672	15
Cash and cash equivalents at beginning of period	18,204	108,409
Cash and cash equivalents at end of period	$34,069	$24,416

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.9% of the common equity of the Operating Partnership at September 30, 2012. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” or “us” mean the Trust and Operating Partnership collectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation including reclassifying the accompanying consolidated statements of income for discontinued operations.
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

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2012			September 30, 2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$29,635	117,141	$0.26	$30,021	115,014	$0.26
Dilutive shares for long-term compensation plans	—	902		—	766
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	29,635	118,043	$0.26	30,021	115,780	$0.26
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	(1,829)	117,141	$(0.02)	5,299	115,014	$0.05
Dilutive shares for long-term compensation plans	—	902		—	766
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	(1,829)	118,043	$(0.02)	5,299	115,780	$0.05
Basic income per common share
Net income available to common shareholders	27,806	117,141	$0.24	35,320	115,014	$0.31
Dilutive shares for long-term compensation plans	—	902		—	766
Diluted income per common share
Net income available to common shareholders	$27,806	118,043	$0.24	$35,320	115,780	$0.31

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$93,689	116,625	$0.80	$88,537	114,547	$0.77
Dilutive shares for long-term compensation plans	—	837		—	782
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	93,689	117,462	$0.79	88,537	115,329	$0.76
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	5,317	116,625	$0.05	60,670	114,547	$0.53
Dilutive shares for long-term compensation plans	—	837		—	782
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	5,317	117,462	$0.05	60,670	115,329	$0.53
Basic income per common share
Net income available to common shareholders	99,006	116,625	$0.85	149,207	114,547	$1.30
Dilutive shares for long-term compensation plans	—	837		—	782
Diluted income per common share
Net income available to common shareholders	$99,006	117,462	$0.84	$149,207	115,329	$1.29

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2012 were 850,000 and 905,000, respectively, as compared to 1,641,000 and 1,219,000, respectively, for the same periods in 2011.
During the three and nine months ended September 30, 2012, 77,000 and 588,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2011, 256,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2012			September 30, 2011
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$31,785			$36,260
Less: Preferred unit distributions	(1,211)			(5,253)
Basic income from continuing operations
Income from continuing operations available to common unitholders	30,574	120,880	$0.26	31,007	118,830	$0.26
Dilutive units for long-term compensation plans	—	902		—	766
Diluted income from continuing operations
Income from continuing operations available to common unitholders	30,574	121,782	$0.26	31,007	119,596	$0.26
Basic income from discontinued operations
Discontinued operations	(1,887)	120,880	$(0.02)	5,474	118,830	$0.05
Dilutive units for long-term compensation plans	—	902		—	766
Diluted income from discontinued operations
Discontinued operations	(1,887)	121,782	$(0.02)	5,474	119,596	$0.05
Basic income per common unit
Income available to common unitholders	28,687	120,880	$0.24	36,481	118,830	$0.31
Dilutive units for long-term compensation plans	—	902		—	766
Diluted income per common unit
Income available to common unitholders	$28,687	121,782	$0.24	$36,481	119,596	$0.31

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$101,693			$107,261
Less: Preferred unit distributions	(8,690)			(15,759)
Excess of preferred unit carrying amount over redemption	3,689			—
Basic income from continuing operations
Income from continuing operations available to common unitholders	96,692	120,396	$0.80	91,502	118,437	$0.77
Dilutive units for long-term compensation plans	—	837		—	782
Diluted income from continuing operations
Income from continuing operations available to common unitholders	96,692	121,233	$0.79	91,502	119,219	$0.76
Basic income from discontinued operations
Discontinued operations	5,487	120,396	$0.05	62,715	118,437	$0.53
Dilutive units for long-term compensation plans	—	837		—	782
Diluted income from discontinued operations
Discontinued operations	5,487	121,233	$0.05	62,715	119,219	$0.53
Basic income per common unit
Income available to common unitholders	102,179	120,396	$0.85	154,217	118,437	$1.30
Dilutive units for long-term compensation plans	—	837		—	782
Diluted income per common unit
Income available to common unitholders	$102,179	121,233	$0.84	$154,217	119,219	$1.29

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2012 were 850,000 and 905,000, respectively, as compared to 1,641,000 and 1,219,000, respectively, for the same periods in 2011.
During the three and nine months ended September 30, 2012, 77,000 and 588,000 common units, respectively, were issued upon the exercise of options. During the year ended December 31, 2011, 256,000 common units were issued upon the exercise of options.

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

Note 5: Other Comprehensive Income (Loss) of the Operating Partnership

The functional currency of the Operating Partnership’s United Kingdom operations is pounds sterling. The Operating Partnership translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in other comprehensive income (loss) within general partner’s equity and limited partners’ equity-common units. Upon sale or upon complete or substantially complete liquidation of the Operating Partnership's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units and limited partners’ equity – common units.

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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenue
Northeast - Southeastern PA	$42,773	$42,695	$126,658	$130,769
Northeast - Lehigh / Central PA	24,263	22,580	72,254	75,520
Northeast - Other	15,042	17,344	46,895	53,073
Central	28,969	31,566	89,940	94,601
South	51,603	54,879	157,362	168,097
Metro	8,248	7,047	24,672	21,147
United Kingdom	1,264	1,109	3,529	3,321
Segment-level operating revenue	172,162	177,220	521,310	546,528

Reconciliation to total operating revenue
Discontinued operations	(635)	(11,915)	(12,156)	(51,978)
Other	199	(113)	172	(13)
Total operating revenue	$171,726	$165,192	$509,326	$494,537

Net operating income
Northeast - Southeastern PA	$24,880	$25,602	$74,864	$76,697
Northeast - Lehigh / Central PA	16,578	15,119	49,331	48,985
Northeast - Other	7,640	8,478	24,373	26,736
Central	15,432	16,650	48,723	51,512
South	30,870	32,264	94,840	100,356
Metro	5,845	4,496	17,460	15,497
United Kingdom	171	19	(178)	(265)
Segment-level net operating income	101,416	102,628	309,413	319,518

Reconciliation to income from continuing operations
Interest expense (1)	(31,305)	(31,526)	(93,120)	(99,898)
Depreciation/amortization expense (2)	(25,753)	(25,915)	(77,217)	(79,998)
Gain on property dispositions	2,001	1,898	2,859	3,361
Equity in (loss) earnings of unconsolidated joint ventures	(3,082)	827	(1,397)	2,470
General and administrative expense (2)	(9,555)	(8,034)	(30,041)	(26,089)
Discontinued operations excluding gain on property dispositions	347	(1,379)	(2,982)	(7,993)
Income taxes (2)	(270)	(325)	(465)	(814)
Other	(2,014)	(1,967)	(5,357)	(3,807)
Income from continuing operations	$31,785	$36,207	$101,693	$106,750

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

During the nine months ended September 30, 2012, the Company realized proceeds of $220.4 million from the sale of 56 operating properties and 107 acres of land. The Company's total assets by reportable segment as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total assets
Northeast - Southeastern PA	$840,217	$842,779
Northeast - Lehigh / Central PA	785,673	716,772
Northeast - Other	382,333	424,005
Central	955,192	991,776
South	1,359,110	1,448,849
Metro	471,893	383,725
United Kingdom	140,153	144,558
Other	21,794	37,209
Total assets	$4,956,365	$4,989,673

Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of income as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. There were no proceeds from dispositions of operating properties for the three months ended September 30, 2012 and $210.8 million for the nine months ended September 30, 2012 as compared to $70.6 million and $340.2 million, respectively, for the same periods in 2011.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$635	$11,915	$12,156	$51,978
Operating expenses	(260)	(5,446)	(5,373)	(22,738)
Interest and other income	4	43	35	196
Interest expense	(601)	(2,353)	(3,228)	(9,700)
Depreciation and amortization	(125)	(2,780)	(608)	(11,743)
(Loss) income before (loss) gain on property dispositions	(347)	1,379	2,982	7,993
(Loss) gain on property dispositions	(1,540)	4,095	2,505	54,722
(Loss) income from discontinued operations	$(1,887)	$5,474	$5,487	$62,715

Two properties totaling 257,000 square feet in the Company’s Northeast - Southeastern PA reportable segment were considered held for sale as of September 30, 2012. One of these properties was sold subsequent to September 30, 2012 for proceeds of $14.5 million.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended September 30, 2012, the Company recognized $1.7 million in impairment charges in the Company's Northeast - Southeastern PA reportable segment. During the nine months ended September 30, 2012, the Company recognized $2.3 million primarily related to the Company's Northeast - Southeastern PA and Central reportable segments and are included in discontinued operations in the Company’s consolidated statements of income. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established in ASC 820) to be generated by the property to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at September 30, 2012. During the three months ended September 30, 2011, the Company recognized no impairment charges.

During the nine months ended September 30, 2011, the Company recognized impairment charges of $4.7 million related to properties in the Central reportable segment. These impairments are included in discontinued operations in the Company's consolidated statements of income.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding of the Operating Partnership not held by the Trust as of September 30, 2012 have the same economic characteristics as common shares of the Trust. The 3,736,746 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,736,746 outstanding common units based on the closing price of the common shares of the Company at September 30, 2012 was $135.4 million.
Preferred units
The Trust had outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Equity Preferred Units”) as of September 30, 2012:

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
During the nine months ended September 30, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par. In connection with these redemptions, during the nine months ended September 30, 2012, the Company recognized a $3.7 million net gain relating to the excess of preferred unit carrying amount over redemption price net of certain costs. These amounts are included in Noncontrolling interest - Operating Partnership in the Trust's consolidated statements of income.

Note 9: Limited Partners' Equity of the Operating Partnership

Common units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of September 30, 2012 have the same economic characteristics as common shares of the Trust. The 3,736,746 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,736,746 outstanding common units at September 30, 2012 based on the closing price of the common shares of the Company at September 30, 2012 was $135.4 million.

Preferred units

The following are the Equity Preferred Units as of September 30, 2012:

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
During the nine months ended September 30, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par. In connection with these redemptions, during the nine months ended September 30, 2012, the Company recognized a $3.7 million net gain relating to the excess of preferred unit carrying amount over redemption price net of certain costs.

Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of September 30, 2012, the following cumulative preferred units of the Operating Partnership were outstanding:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are callable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.

Note 11: Investments in Unconsolidated Joint Ventures

Blythe Valley JV Sarl

The Company has a 20% interest in Blythe Valley JV Sarl (the "joint venture"), an entity engaged in the ownership of office properties in the West Midlands, United Kingdom. The joint venture is part of the Company's United Kingdom reporting segment. During the three months ended September 30, 2012 the joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.5 million and is reflected in equity in (loss) earnings of unconsolidated joint ventures in the Company's consolidated statements of operations.

Note 12: Indebtedness

Mortgage Loans

During the nine months ended September 30, 2012, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay mortgage loans totaling $24.4 million bearing interest at an average rate of 7.47%.

During the nine months ended September 30, 2012, the Company closed on a mortgage with $45.0 million of available funds bearing interest at 4.84%. As of September 30, 2012, there was $27.5 million outstanding on this loan. The net proceeds from this mortgage were used for construction costs on a property under development.

Unsecured Notes

During the nine months ended September 30, 2012 the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $230.1 million of 10-year, 6.375% senior unsecured notes due August 2012.

During the nine months ended September 30, 2012, the Company issued $400 million of 4.125% senior unsecured notes due 2022. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

Note 13: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of September 30, 2012.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The only significant unobservable input in the discounted cash flow model is the discount rate.  For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.  For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined unsecured notes and mortgage loans used as of September 30, 2012 was approximately 3.09% compared to 3.87% at December 31, 2011. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt.  A decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.

The following summarizes the changes in the fair value of the Company's long-term debt from December 31, 2011 to September 30, 2012 (in thousands):

	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value
Long-term debt at December 31, 2011 (1)	$2,083,462	$2,215,219	$131,757

Payoffs and amortization of long-term debt (1)	(258,203)	(258,203)
New long-term debt (1)	427,481	427,481
Changes in fair value assumptions (1)		103,044	103,044

Long-term debt at September 30, 2012 (1)	$2,252,740	$2,487,541	$234,801
(1) Does not include the Company's credit facility.
Note 14: Commitments and Contingencies
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of September 30, 2012, were as follows (in thousands):

Year	Amount
2012	$38
2013	163
2014	158
2015	153
2016	153
2017 through 2054	5,237
Total	$5,902

Operating ground lease expense during the three and nine months ended September 30, 2012 were $41,000 and $121,000, respectively, as compared to $50,000 and $192,000, respectively, for the same periods in 2011.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of September 30, 2012 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of September 30, 2012, the Company had miscellaneous guarantees related to its unconsolidated joint ventures for up to a maximum of $118,000.
As of September 30, 2012, the Company had letter of credit obligations of $5.5 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of September 30, 2012, the Company had 14 buildings under development. These buildings are expected to contain a total of

3.6 million square feet of leasable space and represent an anticipated aggregate investment of $349.1 million. At September 30, 2012, development in progress totaled $249.1 million. In addition, as of September 30, 2012, the Company invested $6.9 million in deferred leasing costs related to these development buildings.
As of September 30, 2012, the Company was committed to $6.1 million in improvements on certain buildings and land parcels.
As of September 30, 2012, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $12.6 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 15: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Write-off of fully depreciated property and deferred costs	$27,020	$12,364
Write-off of depreciated property and deferred costs due to sale	$95,093	$107,456
Write-off of origination costs relating to preferred unit redemptions	$2,806	$—

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
As of September 30, 2012, the Company owned and operated 318 industrial and 239 office properties (the “Wholly Owned Properties in Operation”) totaling 63.7 million square feet. In addition, as of September 30, 2012, the Company owned 14 properties under development, which when completed are expected to comprise 3.6 million square feet (the “Wholly Owned Properties under Development”) and 1,431 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2012, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 615 acres of developable land, substantially all of which is zoned for commercial use. The Company refers to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. The economic disruption which commenced in 2008 persists to some extent. Its manifestations create uncertainties with respect to business planning generally. This uncertainty can have an adverse effect on our business to the extent that it can delay tenant business decisions or influence tenant decisions regarding expansion. Rental demand for the Properties in Operation remained relatively flat for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. During the three months ended September 30, 2012, the Company successfully leased 3.8 million square feet and, as of that date, attained occupancy of 91.9% for the Wholly Owned Properties in Operation and 91.4% for the JV Properties in Operation for a combined occupancy of 91.8% for the Properties in Operation. During the three months ended September 30, 2012, straight line rents on renewal and replacement leases were on average 8.6% lower than rents on expiring leases. At December 31, 2011, occupancy for the Wholly Owned Properties in Operation was 91.9% and for the JV Properties in Operation was 88.7% for a combined occupancy for the Properties in Operation of 91.3%.
Consistent with its strategy, the Company has been an active seller of suburban office properties and it has acquired or commenced development of industrial and metro-office properties. The Company anticipates that the foregoing activity will result in a decline in net cash provided by operating activities until sufficient acquisition properties are acquired and stabilized and the development properties are completed and leased. Although the Company anticipates that its investment focus for the remainder of 2012 will be more on acquisitions than dispositions, the Company anticipates that, for 2012 in the aggregate, the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be approximately $5 million less than dividend distributions. Additionally, to the extent that the Company is replacing the income previously provided by the suburban office properties with industrial properties, the Company must acquire a substantial volume of the industrial properties because they yield a lower rent per square foot than office properties. The market for industrial properties of the type the Company seeks to acquire is very competitive. The Company will continue to evaluate these circumstances in light of its dividend distribution policy.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended September 30, 2012, the Company acquired one property for a Total Investment of $9.9 million. This property, which contains 232,000 square feet of leasable space, was 17.6% leased as of September 30, 2012. During the nine months ended September 30, 2012, the Company acquired five properties for a Total Investment of $43.1 million. These properties, which contain 835,000 square feet of leasable space, were 46.8% leased as of September 30, 2012. For 2012, the Company anticipates that wholly owned property acquisitions will range from $100 million to $300 million and believes that certain of its acquired properties will be either vacant or partially leased.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended September 30, 2012, the Company realized proceeds of $2.7 million from the sale of 49 acres of land. During the nine months ended September 30, 2012, the Company realized proceeds of $220.4 million from the sale of 56 operating properties representing 2.8 million square feet and 107 acres of land. Although the Company originally anticipated that during 2012 wholly owned property dispositions would range from $250 million to $350 million, it is unlikely that it will reach the lower end of this range.
Development
During the three months ended September 30, 2012, the Company brought into service two Wholly Owned Properties under Development representing 282,000 square feet and a Total Investment of $15.7 million. During the nine months ended September 30, 2012, the Company brought into service three Wholly Owned Properties under Development representing 410,000 square feet and a Total Investment of $22.2 million. During the three months ended September 30, 2012, the Company initiated three Wholly Owned Properties under Development with a projected Total Investment of $55.5 million. During the nine months ended September 30, 2012, the Company initiated seven Wholly Owned Properties under Development with a projected Total Investment of $86.4 million. As of September 30, 2012, the Company had 14 Wholly Owned Properties under Development with a projected Total Investment of $349.1 million. For 2012, the Company anticipates that wholly owned development deliveries will total between $30 million and $70 million. Although the Company originally anticipated that during 2012 it would commence development on properties with an expected aggregate Total Investment in a range from $200 million to $300 million, it is unlikely that it will reach the lower end of this range.
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
Acquisitions
During the three and nine months September 30, 2012, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2012.
Dispositions
During the three and nine months ended September 30, 2012, none of the unconsolidated joint ventures in which the Company held an interest sold any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will dispose of any properties in 2012.
Development
During the three and nine months ended September 30, 2012, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of September 30, 2012, the Company has no unconsolidated joint venture properties under development. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service or begin any development activities in 2012.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of September 30, 2012 and 2011 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.49	$4.38	$5.84	$5.70	35,948	34,007	94.3%	90.7%
Industrial-Flex	$8.96	$9.07	$13.00	$13.09	9,072	9,973	89.3%	89.0%
Office	$14.75	$14.30	$22.59	$22.02	18,648	20,156	88.5%	90.2%
	$8.00	$8.21	$11.55	$11.96	63,668	64,136	91.9%	90.3%
JV Properties in Operation:
Industrial-Distribution	$3.81	$3.74	$5.41	$5.55	9,270	9,269	90.8%	87.5%
Industrial-Flex	$25.78	$24.91	$28.58	$25.44	171	171	91.2%	81.9%
Office	$24.02	$24.07	$34.79	$34.57	4,721	4,724	92.5%	89.9%
	$10.90	$10.88	$15.60	$15.64	14,162	14,164	91.4%	88.3%
Properties in Operation:
Industrial-Distribution	$4.35	$4.25	$5.76	$5.67	45,218	43,276	93.6%	90.0%
Industrial-Flex	$9.28	$9.32	$13.30	$13.28	9,243	10,144	89.4%	88.9%
Office	$16.69	$16.15	$25.14	$24.40	23,369	24,880	89.3%	90.2%
	$8.53	$8.69	$12.29	$12.61	77,830	78,300	91.8%	89.9%

(1) Net rent represents the contractual rent per square foot at September 30, 2012 or 2011 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at September 30, 2012 or 2011 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at September 30, 2012 or 2011 for tenants in occupancy.

Geographic segment data for the three and nine months ended September 30, 2012 and 2011 are included in Note 6 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the nine months ended September 30, 2012, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2012 with the results of operations of the Company for the three and nine months ended September 30, 2011. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2012 and 2011, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2012 to Three and Nine Months Ended September 30, 2011
Overview
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2012 increased to $5,005.2 million from $4,457.5 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company's average gross investment in operating real estate owned increased to $4,832.0 million from $4,406.5 million for the nine months ended September 30, 2011.These increases in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $171.7 million for the three months ended September 30, 2012 from $165.2 million for the three months ended September 30, 2011. The $6.5 million increase was primarily due to an increase in rental income, which was primarily due to the increase in average gross investment in operating real estate. This increase was partially offset by a decrease in termination fees, which totaled $550,000 for the three months ended September 30, 2012 compared to $664,000 for the same period in 2011. Total operating revenue increased to $509.3 million for the nine months ended September 30, 2012 from $494.5 million for the nine months ended September 30, 2011. The $14.8 million increase was primarily due to an increase in rental income, which was primarily due to the increase in average gross investment in operating real estate as well as an increase in termination fees, which totaled $2.8 million for the nine months ended September 30, 2012 as compared to $2.5 million for the same period in 2011.
Most of the increase in investment in operating real estate has been through the acquisition and development of industrial properties and the sale of suburban office properties.  Typically, rental rates and reimbursements for operating expenses for industrial real estate are lower as compared to suburban office real estate.
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
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Nine Months Ended		Percentage Increase (Decrease)
	September 30,				September 30,
	2012	2011			2012	2011
Northeast
– Southeastern PA	$24,880	$25,602	(2.8%)		$74,864	$76,697	(2.4%)
– Lehigh/Central PA	16,578	15,119	9.7%		49,331	48,985	0.7%
– Other	7,640	8,478	(9.9%)		24,373	26,736	(8.8%)
Central	15,432	16,650	(7.3%)		48,723	51,512	(5.4%)
South	30,870	32,264	(4.3%)		94,840	100,356	(5.5%)
Metro	5,845	4,496	30.0%	(1)	17,460	15,497	12.7%	(1)
United Kingdom	171	19	800.0%		(178)	(265)	(32.8%)
Segment-level net operating income	$101,416	$102,628	(1.2%)		$309,413	$319,518	(3.2%)

(1) The increase is primarily due to an increase in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties decreased to $112.3 million for the three months ended September 30, 2012 compared to $112.6 million for the three months ended September 30, 2011 on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $111.3 million for the three months ended September 30, 2012 compared to $110.9 million for the three months ended September 30, 2011 on a cash basis. Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $338.3 million for the nine months ended September 30, 2012 from $340.5 million for the nine months ended September 30, 2011, on a straight line basis, and decreased to $335.5 million for the nine months ended September 30, 2012 from $335.6 million for the nine months ended September 30, 2011 on a cash basis.
The same store results were affected by decreases in cash and straight line rental rates and a decrease in occupancy in the Company's office properties. Additionally, for the nine months ended September 30, 2012, same store results were also affected by one-time reductions in certain operating expenses that did not recur during the same period in 2012. The following details the Same Store occupancy and rental rates for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average occupancy %	93.0%	92.1%	92.8%	91.4%
Average rental rate - cash basis (1)	$8.28	$8.36	$8.31	$8.38
Average rental rate - straight line basis (2)	$11.97	$11.89	$12.00	$12.02
(1) Represents the average contractual rent per square foot for the three or nine months ended September 30, 2012 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the three or nine months ended September 30, 2012 or 2011 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude termination fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of termination fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 528 properties totaling approximately 58.2 million square feet owned on January 1, 2011. Acquisitions and completed development during the year ended December 31, 2011 and the nine months ended September 30, 2012 are excluded from the Same Store properties. Acquisitions and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 62 properties sold during 2011 and the 56 properties sold during the nine months ended September 30, 2012 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2012 and 2011. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Same Store:
Rental revenue	$114,032	$114,584	$341,591	$343,261
Operating expenses:
Rental property expense	34,088	32,343	94,957	94,435
Real estate taxes	18,595	18,989	56,542	57,118
Operating expense recovery	(50,926)	(49,326)	(148,233)	(148,819)
Unrecovered operating expenses	1,757	2,006	3,266	2,734
Property level operating income	112,275	112,578	338,325	340,527
Less straight line rent	1,018	1,675	2,852	4,940
Cash basis property level operating income	$111,257	$110,903	$335,473	$335,587
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$111,257	$110,903	$335,473	$335,587
Straight line rent	1,018	1,675	2,852	4,940
Property level operating income	112,275	112,578	338,325	340,527
Property level operating income - properties purchased or developed subsequent to January 1, 2011	3,666	152	9,887	649
Less: Property level operating income – properties held for sale at September 30, 2012	308	167	946	515
Termination fees	550	664	2,790	2,543
General and administrative expense	(14,621)	(13,617)	(46,444)	(42,819)
Depreciation and amortization expense	(40,929)	(38,922)	(122,705)	(116,247)
Other income (expense)	(28,062)	(27,184)	(81,923)	(83,280)
Gain on property dispositions	2,001	1,898	2,859	3,361
Income taxes	(321)	(356)	(645)	(969)
Equity in (loss) earnings of unconsolidated joint ventures	(3,082)	827	(1,397)	2,470
Discontinued operations (1)	(1,887)	5,474	5,487	62,715
Net income	$29,898	$41,681	$107,180	$169,465

(1)
Includes Termination Fees of $0 and $644,000 for the three and nine months ended September 30, 2012, respectively, and $406,000 and $435,000 for the three and nine months ended September 30, 2011, respectively.

General and Administrative
General and administrative expenses increased to $14.6 million for the three months ended September 30, 2012 compared to $13.6 million for the three months ended September 30, 2011 and increased to $46.4 million for the nine months ended September 30, 2012 compared to $42.8 million for the nine months ended September 30, 2011. These increases were primarily due to increases in compensation and costs associated with operating initiatives. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.

Depreciation and Amortization
Depreciation and amortization increased to $40.9 million for the three months ended September 30, 2012 from $38.9 million for the three months ended September 30, 2011 and increased to $122.7 million for the nine months ended September 30, 2012 from $116.2 million for the nine months ended September 30, 2011. These increases were primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense increased to $30.7 million for the three months ended September 30, 2012 from $29.2 million for the three months ended September 30, 2011. The increase was primarily due to the increase in the average debt outstanding to $2,438.3 million for the three months ended September 30, 2012 from $2,102.1 million for the three months ended September 30, 2011. This increase was partially offset by a decrease in the weighted average interest rate to 5.4% for the three months ended September 30, 2012 from 5.8% for the three months ended September 30, 2011 as well as an increase in interest capitalized during the three months ended September 30, 2012 due to an increase in development activity. Interest expense decreased to $89.9 million for the nine months ended September 30, 2012 from $90.2 million for the nine months ended September 30, 2011. This decrease was primarily related to a decrease in the weighted average interest rate to 5.4% for the nine months ended September 30, 2012 from 5.8% for the nine months ended September 30, 2011 as well as an increase in interest capitalized during the nine months ended September 30, 2012 due to an increase in development activity. These decreases were partially offset by an increase in the average debt outstanding to $2,367.0 million for the nine months ended September 30, 2012 from $2,213.0 million for the nine months ended September 30, 2011.
Interest expense allocated to discontinued operations for the three months ended September 30, 2012 and 2011 was $601,000 and $2.4 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $3.2 million and $9.7 million, respectively. These decreases were due to the level of dispositions in 2012 and 2011.
Equity in (Loss) Earnings of Unconsolidated Joint Ventures

Equity in (loss) earnings of unconsolidated joint ventures decreased to a loss of $3.1 million for the three months ended September 30, 2012 from income of $0.8 million for the three months ended September 30, 2011 and decreased to a loss of $1.4 million for the nine months ended September 30, 2012 from income of $2.5 million for the nine months ended September 30, 2011. During the three months ended September 30, 2012 the joint venture Blythe Valley JV Sarl recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.5 million for the three and nine months ended September 30, 2012. There were no such impairments for the comparable periods in 2011.
Other
Gain on property dispositions increased to $2.0 million for the three months ended September 30, 2012 from $1.9 million for the three months ended September 30, 2011 and decreased to $2.9 million for the nine months ended September 30, 2012 from $3.4 million for the nine months ended September 30, 2011.
Income from discontinued operations decreased to a loss of $1.9 million for the three months ended September 30, 2012 from income of $5.5 million for the three months ended September 30, 2011 and decreased to $5.5 million for the nine months ended September 30, 2012 from $62.7 million for the nine months ended September 30, 2011. The decrease for the three month periods was due to lower operating income related to properties in discontinued operations and a decrease in gain or loss recognized on sales (net of impairment charges) which were a loss of $1.5 million for the three months ended September 30, 2012 compared to a gain of $4.1 million for the same period in 2011. The decrease for the nine month periods was due to lower operating income related to properties in discontinued operations and the decrease in gains recognized on sales (net of impairment charges) which were $2.5 million for the nine months ended September 30, 2012 compared to $54.7 million for the nine months ended September 30, 2011.
As a result of the foregoing, the Company’s net income decreased to $29.9 million for the three months ended September 30, 2012 from $41.7 million for the three months ended September 30, 2011 and decreased to $107.2 million for the nine months ended September 30, 2012 from $169.5 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. Although the Company originally expected to expend $250 million to $350 million to fund its investment in development properties in 2012, it is unlikely that it will reach the lower end of this range. The Company’s remaining 2012 debt maturities total approximately $6.9 million. The Company anticipates that it will invest $100 million to $300 million in acquisitions in 2012. Although the Company originally expected to realize approximately $250 million to $350 million in proceeds from asset sales in 2012, it is unlikely that it will reach the lower end of this range. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of September 30, 2012, the Company had cash and cash equivalents of $72.0 million, including $38.0 million in restricted cash.
Net cash provided by operating activities increased to $259.0 million for the nine months ended September 30, 2012 from $238.4 million for the nine months ended September 30, 2011. This $20.6 million increase was primarily due to fluctuations in restricted cash relating to land sales in the United Kingdom and the distribution of these proceeds offset by the operating results for the sale of a portfolio of properties for $195 million in April 2012 less interest savings. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $63.5 million for the nine months ended September 30, 2012 compared to net cash provided by investing activities of $104.1 million for the nine months ended September 30, 2011. This $167.6 million change primarily resulted from a decrease in net proceeds from the dispositions of properties/land and an increase in investment in development in progress partially offset by a decrease in cash paid for acquisitions.
Net cash used in financing activities decreased to $182.3 million for the nine months ended September 30, 2012 compared to $426.5 million for the nine months ended September 30, 2011. This $244.2 million decrease was primarily due to the redemption of preferred units during 2012 as well as the net changes in the Company’s debt during the respective periods. During the nine months ended September 30, 2012, the Company redeemed $227.5 million of Cumulative Redeemable Preferred Units. In addition, the Company issued $400 million of 10-year, 4.125% senior unsecured notes. The net proceeds from this issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes. Also, the Company repaid $230.1 million of maturing senior unsecured notes. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the nine months ended September 30, 2012, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at September 30, 2012 was LIBOR plus 107.5 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2012, the Company’s debt to gross assets ratio was 39.4% and for the nine months ended September 30, 2012, the fixed charge coverage ratio was 3.1x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation including accumulated depreciation on assets held for sale. The fixed charge coverage ratio equals income from continuing operations before gain on property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of September 30, 2012, $290.2 million in mortgage loans and $1,962.5 million in unsecured notes were outstanding with a weighted average interest rate of 5.46%. The interest rates on $2,236.7 million of mortgage loans and unsecured notes are fixed and range from 4.1% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of September 30, 2012 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2012	$1,143	$5,794	$—	$—	$6,937	6.30%
2013	4,583	4,510	—	—	9,093	5.73%
2014	4,966	2,684	200,000	—	207,650	5.66%
2015	4,512	44,469	316,000	150,000	514,981	4.02%
2016	3,298	182,318	300,000	—	485,616	6.10%
2017	2,090	2,349	296,543	—	300,982	6.61%
2018	—	—	100,000	—	100,000	7.50%
2020	—	—	350,000	—	350,000	4.75%
2021 & thereafter	—	27,481	400,000	—	427,481	4.17%
	$20,592	$269,605	$1,962,543	$150,000	$2,402,740	5.20%

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

Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Reconciliation of net income to FFO - basic:
Net Income available to common shareholders	$27,806	$35,320	$99,006	$149,207
Basic - Income available to common shareholders	27,806	35,320	99,006	149,207
Basic - income available to common shareholders per weighted average share	$0.24	$0.31	$0.85	$1.30
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,569	3,585	10,739	10,903
Depreciation and amortization	40,631	41,147	122,097	126,312
Gain on property dispositions/impairment	4,759	(4,090)	676	(55,132)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions/impairment	(1,504)	(1,296)	(4,141)	(2,668)
Funds from operations available to common shareholders – basic	$75,261	$74,666	$228,377	$228,622
Basic Funds from operations available to common shareholders per weighted average share	$0.64	$0.65	$1.96	$2.00
Reconciliation of net income to FFO - diluted:
Net Income available to common shareholders	$27,806	$35,320	$99,006	$149,207
Diluted - income available to common shareholders	27,806	35,320	99,006	149,207
Diluted - income available to common shareholders per weighted average share	$0.24	$0.31	$0.84	$1.29
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,569	3,585	10,739	10,903
Depreciation and amortization	40,631	41,147	122,097	126,312
Gain on property dispositions/impairment	4,759	(4,090)	676	(55,132)
Noncontrolling interest less preferred share distributions and excess of carrying amount over preferred unit redemption	881	1,161	3,173	5,010
Funds from operations available to common shareholders - diluted	$77,646	$77,123	$235,691	$236,300
Diluted Funds from operations available to common shareholders per weighted average share	$0.64	$0.64	$1.94	$1.98
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	117,141	115,014	116,625	114,547
Dilutive shares for long term compensation plans	902	766	837	782
Diluted shares for net income calculations	118,043	115,780	117,462	115,329
Weighted average common units	3,739	3,816	3,771	3,890
Diluted shares for Funds from operations calculations	121,782	119,596	121,233	119,219

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2012.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2012, an individual acquired a total of 3,500 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interests in Liberty Property Limited Partnership. This individual previously acquired these units of limited partnership interests in connection with their contribution to the Operating Partnership of certain assets. The exchange of common shares of beneficial interest for the units of limited partnership is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Extension Labels Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 1, 2012
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	November 1, 2012
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	November 1, 2012
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	November 1, 2012
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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