Form 10-K
period 2012-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2013-02-26
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $4.2 billion, based upon the closing price of $36.84 on the New York Stock Exchange composite tape on June 29, 2012. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an "affiliate" for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 25, 2013: 119,574,248
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2013 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2012 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Trust,” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.0% of the common equity of the Operating Partnership at December 31, 2012. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest- operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements;

◦	Income per Common Share of the Trust and Income per Common Unit of the Operating Partnership;

◦	Other Comprehensive Income of the Trust and Other Comprehensive Income of the Operating Partnership; and

◦	Shareholders' Equity of the Trust and Owners' Equity of the Operating Partnership.

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"), which was founded in 1972. As of December 31, 2012, the Company owned and operated 342 industrial and 240 office properties (the "Wholly Owned Properties in Operation") totaling 67.2 million square feet. In addition, as of December 31, 2012, the Company owned 10 properties under development, which when completed are expected to comprise 3.4 million square feet (the "Wholly Owned Properties under Development") and 1,527 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2012, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the "JV Properties in Operation" and, together with the Wholly Owned Properties in Operation, the "Properties in Operation") and 615 acres of developable land, substantially all of which is zoned for commercial use. We refer to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company's office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. In addition, the Company, directly or through joint ventures, owns urban office properties in Philadelphia and Washington, D.C. The Company's strategy with respect to product and market selection is expected generally to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. To the extent deemed consistent with the Company's strategy and under appropriate circumstances, the Company intends to continue to reduce its ownership of suburban office properties.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.0% of the common equity of the Operating Partnership at December 31, 2012. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the "Common Shares"). As of December 31, 2012, the Common Units held by the limited partners were exchangeable for 3.7 million Common Shares. The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as “noncontrolling interest- operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected on the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.
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

Management and Employees
The Company's 433 employees (as of February 25, 2013) operate under the direction of 19 senior executives, who have been affiliated with the Company and the Predecessor for an average of 20.9 years. The Company and the Predecessor have developed and managed commercial real estate for the past 40 years. The Company maintains an in-house leasing and property management staff which the Company believes enables it to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities.
Segments and Markets
At December 31, 2012, the Company's reportable segments were based on the Company's method of internal reporting and are as follows:

REGIONS	MARKETS

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Chicago/Milwaukee; Houston; Arizona
South	Richmond/Hampton Roads; Carolinas; Jacksonville; Orlando; South Florida; Tampa
Metro	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands; Cambridge
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
Markets
The Company operates primarily in the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company's goal is to operate in each of its markets with an appropriate product mix of industrial and/or office properties. In some markets it may offer only one of its product types. Generally, the Company seeks to have a presence in each market sufficient for the Company to compete effectively in that market. The Company's efforts emphasize efficiencies of scale through asset aggregation and controlled environments. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of current and new markets and market conditions.
Organizational Plan
The Company seeks to maintain a management organization that facilitates efficient execution of the Company's strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly effective real estate company through recruiting, training and retaining capable people. The structure is designed to support a local entrepreneurial platform operating within a value-added corporate structure. The Company seeks to provide management and all employees with technology tools to enhance competitive advantage and more effectively execute on strategic and operational goals.

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
High Performance Buildings
The Company is committed to the sustainable design, development and operation of its portfolio. The Company strives to create work environments that limit resource consumption, improve building performance and promote human health and productivity. The Company believes that high performance buildings and environmentally responsible business practices are not only good for the environment, but that they also create value for the Company's tenants and shareholders.
The Company has set as a goal (1) to be an industry leader in sustainable real estate and high performance buildings; (2) to demonstrate improved performance year over year in resource consumption; and (3) to integrate sustainable business practices into our core business operations and decision making process.
The Company's efforts have included research and development, tenant education and outreach and education and accreditation for its development, property management and leasing staff.
In these efforts, the Company has utilized the U.S. Green Building Council's LEED rating system and the U.S. Department of Energy's Energy Star system. To date the Company has completed or had under construction 48 LEED buildings; has 106 Energy Star certified buildings and has achieved a reduction of energy usage in the Properties in Operation that the Company manages.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.
Wholly Owned Properties
Development
The Company's development investment strategy focuses primarily on the development of high-quality industrial and office properties within its existing markets. When the Company's marketing efforts identify opportunities, the Company will consider pursuing such opportunities outside of the Company's established markets. The Company and its Predecessor have developed over 64 million square feet of commercial real estate during the past 40 years. The Company's development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2012, the Company completed four build-to-suit projects and four inventory projects totaling 700,000 square feet and representing an aggregate Total Investment of $66.3 million. As of December 31, 2012, these completed development properties were 90.5% leased.

As of December 31, 2012, the Company had 10 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 3.4 million square feet and are expected to represent a Total Investment of $315.7 million, of which $248.6 million has been completed as of December 31, 2012. These Wholly Owned Properties under Development were 25.9% pre-leased as of December 31, 2012. The scheduled deliveries of the 3.4 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	SQUARE FEET				PERCENT LEASED	TOTAL
SCHEDULED IN-SERVICE DATE	IND-DIST.	IND-FLEX	OFFICE	TOTAL	DECEMBER 31, 2012	INVESTMENT
1st Quarter, 2013	—	—	208	208	100.0%	$80,060
2nd Quarter, 2013	—	—	139	139	100.0%	29,951
3rd Quarter, 2013	2,353	—	153	2,506	13.3%	163,677
4th Quarter, 2013	—	88	—	88	77.2%	9,144
1st Quarter, 2014	502	—	—	502	28.4%	32,863
TOTAL	2,855	88	500	3,443	25.9%	$315,695

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
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2012, the Company owned 1,527 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, approximately 15.3 million square feet of property. The Company's investment in land held for development as of December 31, 2012 was $258.3 million.
Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 30 acres of land located at the Navy Yard in Philadelphia. The Company estimates that these 30 acres would support, as and when developed, approximately 695,000 square feet of property.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent for 2.0 million square feet of commercial space and 2,857 homes, of which approximately 825,000 square feet of commercial space has been built and 2,480 homes have been sold as of December 31, 2012.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties that the Company believes will create shareholder value over the long-term.
During the year ended December 31, 2012, the Company acquired 26 industrial properties and one office property comprising 4.3 million square feet for an aggregate purchase price of $211.9 million.
The Company disposes of properties and land held for development that no longer fit within the Company's strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2012, the Company sold 50 operating properties containing an aggregate of 3.0 million square feet, and 107 acres of land, for aggregate proceeds of $235.6 million.
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
As of December 31, 2012, the Company had investments in and advances to unconsolidated joint ventures totaling $169.0 million (see Note 8 to the Company's Consolidated Financial Statements).

Development
During the year ended December 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest completed any development projects.
As of December 31, 2012, the Company had no joint venture properties under development.
As of December 31, 2012, unconsolidated joint ventures in which the Company held an interest owned 615 acres of land held for development and had a leasehold interest in an additional 53 acres of land. Substantially all of the land held for development and the land related to the leasehold interest is zoned for commercial use. Substantially all of the land held for development and the land related to the leasehold interest is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings and leasehold interest would support, as and when developed, approximately 6.2 million square feet of property.
Acquisitions/Dispositions
During the year ended December 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest acquired or disposed of any properties.

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
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $500 million credit facility and $2.3 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions at December 31, 2012, which means that a default on one obligation may constitute a default on other obligations.
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
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2013. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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
The market value of the equity securities of a REIT may be based primarily upon the market's perception of the REIT's growth potential and its current and future cash distributions, and may be secondarily based upon factors such as the real estate market value of the underlying assets. The failure to meet the market's expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities. Our payment of future dividends will be at the discretion of our Board of Trustees and will depend on numerous factors including our cash flow, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as our Board of Trustees deems relevant, and we cannot assure you that our annual dividend rate will be maintained at its current level. We are currently distributing more in dividends than we receive in net cash provided by operating activities less customary tenant improvement and leasing transaction costs. Over time, increases in occupancy and rental rates could offset this shortfall. Should market opportunities allow us to accelerate our strategy relating to dispositions (i.e., sale of suburban office) without corresponding opportunities to reinvest those proceeds in the near term, this shortfall would increase. We will continually evaluate these circumstances opposite our distribution policies.
Rising market interest rates could make an investment in publicly traded securities less attractive. If market interest rates increase, purchasers of publicly traded securities may demand a higher annual yield on the price they pay for their securities. This could adversely affect the market price of publicly traded securities.
Furthermore, changes in tax laws may affect the price of our securities. Pursuant to legislation newly enacted in 2013, the highest marginal ordinary income tax rate is 39.6% and the highest long-term capital gain rate is 20%; in addition, the Internal Revenue Service (“IRS”) issued final regulations in 2013 with respect to the Foreign Account Tax Compliance Act, adopting the effective dates for required withholding provided for in previous IRS guidance. While we do not expect that the new legislation and IRS regulations to have any significant impact on our operations and financial results, no assurance can be given that additional new tax laws will not adversely affect the value of our publicly traded securities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2012, consisted of 342 industrial and 240 office properties. Single tenants occupy 189 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 393 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2012, the industrial Wholly Owned Properties in Operation were 93.8% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 142,000 square feet. As of December 31, 2012, the office Wholly Owned Properties in Operation were 89.1% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 78,000 square feet.
The JV Properties in Operation, as of December 31, 2012, consisted of 47 industrial and 49 office properties. Single tenants occupy 36 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 60 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2012, the industrial JV Properties in Operation were 89.3% leased. The average building size for the industrial JV Properties in Operation was approximately 201,000 square feet. As of December 31, 2012, the office JV Properties in Operation were 92.4% leased. The average building size for the office JV Properties in Operation was approximately 96,000 square feet.
As of December 31, 2012, the industrial Properties in Operation were 93.0% leased. The average building size for the industrial Properties in Operation was approximately 149,000 square feet. As of December 31, 2012, the office Properties in Operation were 89.7% leased. The average building size for the office Properties in Operation was approximately 81,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company's Properties in Operation as of December 31, 2012 (in thousands, except percentages).

	Type			Net Rent(1)	Straight Line Rent and Operating Expense Reimbursement (2)	Square Feet	% Leased
Northeast - Southeastern PA	Industrial	-	Distribution	$2,980	$3,846	407	90.2%
		-	Flex	14,375	22,618	1,611	88.0%
	Office			90,993	139,897	6,931	85.2%
	Total			108,348	166,361	8,949	85.9%
Northeast - Lehigh	Industrial	-	Distribution	70,254	88,043	15,621	99.6%
		-	Flex	3,705	4,835	438	100.0%
	Office			1,270	2,360	121	96.3%
	Total			75,229	95,238	16,180	99.6%
Northeast - Other	Industrial	-	Distribution	6,443	7,767	1,266	97.2%
		-	Flex	5,587	8,464	548	97.4%
	Office			27,026	45,911	2,086	92.8%
	Total			39,056	62,142	3,900	94.9%
Central	Industrial	-	Distribution	32,147	43,936	8,715	90.7%
		-	Flex	16,725	28,502	2,384	88.7%
	Office			35,196	50,016	2,929	85.4%
	Total			84,068	122,454	14,028	89.3%
South	Industrial	-	Distribution	49,268	65,740	13,110	91.4%
		-	Flex	27,237	37,053	3,804	89.2%
	Office			71,975	111,532	5,497	92.9%
	Total			148,480	214,325	22,411	91.4%
Metro	Industrial	-	Distribution	3,642	5,633	346	100.0%
		-	Flex	2,200	3,035	204	67.4%
	Office			17,246	25,025	1,031	96.5%
	Total			23,088	33,693	1,581	93.5%
United Kingdom	Industrial	-	Distribution	—	—	—	—
		-	Flex	1,278	1,278	44	100.0%
	Office			2,861	3,013	90	100.0%
	Total			4,139	4,291	134	100.0%
TOTAL	Industrial	-	Distribution	164,734	214,965	39,465	94.7%
		-	Flex	71,107	105,785	9,033	89.5%
	Office			246,567	377,754	18,685	89.1%
	Total			$482,408	$698,504	67,183	92.5%

Joint Ventures (3)	Industrial	-	Distribution	$31,833	$45,765	9,269	89.8%
		-	Flex	2,770	2,593	171	64.5%
	Office			105,798	148,564	4,720	92.0%
	Total			$140,401	$196,922	14,160	90.2%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant's square feet leased at December 31, 2012 for tenants in occupancy. As of December 31, 2012, net rent per square foot for the Wholly Owned Properties in Operation was $7.77 and for the Joint Venture Properties in Operation was $10.99. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at December 31, 2012 was within a free rent period its rent would equal zero for the purposes of this metric.

(2)
Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot multiplied by the tenant's square feet leased at December 31, 2012 for tenants in occupancy. As of December 31, 2012, straight line rent and operating expense reimbursement per square foot for the Wholly Owned Properties in Operation was $11.24 and for the Joint Venture Properties in Operation was $15.42.

(3)	Joint Ventures represent the 96 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring number of tenants, square feet and annual rent by year for the Properties in Operation as of December 31, 2012 are as follows (in thousands except number of tenants and % of annual rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual Rent	% of Annual Rent

Wholly Owned Properties in Operation:
2013	70	3,718	$13,314	7.2%	105	1,358	$11,927	14.8%	208	1,856	$27,253	9.7%	383	6,932	$52,494	9.6%
2014	80	7,429	32,361	17.6%	97	1,116	9,998	12.4%	205	2,704	44,425	15.8%	382	11,249	86,784	15.9%
2015	62	6,453	28,637	15.6%	88	1,084	10,395	12.9%	169	2,257	31,912	11.4%	319	9,794	70,944	13.0%
2016	53	4,388	20,533	11.2%	70	1,224	11,341	14.1%	123	1,894	32,822	11.7%	246	7,506	64,696	11.9%
2017	56	4,150	21,912	11.9%	58	1,035	10,433	12.9%	103	1,754	29,764	10.6%	217	6,939	62,109	11.4%
2018	44	3,940	21,328	11.6%	40	868	8,144	10.1%	73	1,608	27,205	9.7%	157	6,416	56,677	10.4%
2019	18	1,737	9,628	5.2%	16	488	5,715	7.1%	45	1,803	34,799	12.4%	79	4,028	50,142	9.2%
2020	18	3,042	17,531	9.5%	12	313	4,396	5.4%	30	747	14,933	5.3%	60	4,102	36,860	6.7%
2021	3	132	623	0.3%	5	115	1,390	1.7%	15	294	4,918	1.8%	23	541	6,931	1.3%
2022	10	809	4,029	2.2%	10	268	2,898	3.6%	12	391	6,868	2.4%	32	1,468	13,795	2.5%
Thereafter	8	1,590	14,219	7.7%	8	214	4,048	5.0%	21	1,339	25,841	9.2%	37	3,143	44,108	8.1%
Total	422	37,388	$184,115	100.0%	509	8,083	$80,685	100.0%	1,004	16,647	$280,740	100.0%	1,935	62,118	$545,540	100.0%

Joint Venture Properties in Operation:
2013	11	1,293	$4,345	11.7%	1	2	$67	2.1%	52	360	$8,460	6.6%	64	1,655	$12,872	7.7%
2014	9	1,234	5,679	15.3%	2	25	733	23.1%	34	495	12,592	9.9%	45	1,754	19,004	11.3%
2015	6	461	1,965	5.3%	2	9	256	8.0%	25	235	5,478	4.3%	33	705	7,699	4.6%
2016	10	972	4,550	12.3%	1	36	1,036	32.6%	26	556	14,431	11.3%	37	1,564	20,017	11.9%
2017	13	1,427	6,187	16.7%	3	38	1,088	34.2%	25	345	8,166	6.4%	41	1,810	15,441	9.2%
2018	8	836	4,500	12.1%	—	—	—	—%	18	109	2,986	2.3%	26	945	7,486	4.5%
2019	2	518	3,034	8.2%	—	—	—	—%	26	364	9,366	7.3%	28	882	12,400	7.4%
2020	1	77	276	0.7%	—	—	—	—%	8	160	3,440	2.7%	9	237	3,716	2.2%
2021	2	522	2,280	6.1%	—	—	—	—%	12	248	6,833	5.4%	14	770	9,113	5.4%
2022	3	673	2,720	7.3%	—	—	—	—%	7	91	2,915	2.3%	10	764	5,635	3.3%
Thereafter	2	308	1,588	4.3%	—	—	—	—%	13	1,382	53,045	41.5%	15	1,690	54,633	32.5%
Total	67	8,321	$37,124	100.0%	9	110	$3,180	100.0%	246	4,345	$127,712	100.0%	322	12,776	$168,016	100.0%

(1) Annual rent represents the contractual rent per square foot multiplied by the tenants' square feet leased on the date of lease expiration for the tenants in occupancy on December 31, 2012.

The table below highlights, for the Properties in Operation, the Company's top ten industrial tenants and top ten office tenants as of December 31, 2012. The table reflects, for the tenants in the JV Properties in Operation, the Company's ownership percentage of the respective joint venture.

Percentage of
Top 10 Industrial Tenants	Annual Rent
Home Depot U.S.A., Inc.	1.6%
Kellogg USA, Inc.	1.3%
Amazon.com	1.3%
Wakefern Food Corp.	1.1%
Flowers Foods, Inc.	0.9%
Ozburn Hessey Logistics, L.L.C.	0.8%
Uline, Inc.	0.7%
Federal Express Corporation	0.6%
The Dial Corporation	0.6%
CEVA Logistics U.S., Inc.	0.6%
9.5%

Percentage of
Top 10 Office Tenants	Annual Rent
The Vanguard Group, Inc.	4.0%
United States of America	1.8%
United Healthcare Services, Inc.	1.7%
GlaxoSmithKline	1.7%
Comcast Corporation	1.5%
GMAC Mortgage Corporation	1.5%
Fidelity National Information Services	1.0%
WellCare Health Plans, Inc.	0.9%
PNC Bank, National Association	0.8%
Yellow Book USA, Inc.	0.7%
15.6%
ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material litigation as of December 31, 2012.

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

	High	Low	Dividends Declared Per Common Share
2012
Fourth Quarter	$37.46	$33.28	$0.475
Third Quarter	38.57	35.41	0.475
Second Quarter	37.03	33.84	0.475
First Quarter	35.72	30.91	0.475
2011
Fourth Quarter	$32.73	$27.49	$0.475
Third Quarter	35.42	26.16	0.475
Second Quarter	36.06	31.66	0.475
First Quarter	35.25	31.77	0.475
As of February 25, 2013, the Common Shares were held by 993 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
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
In November 2012, an individual acquired a total of 22,895 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interests in Liberty Property Limited Partnership. This individual previously acquired these units of limited partnership interests in connection with their contribution to the Operating Partnership of certain assets. The exchange of common shares of beneficial interest for the units of limited partnership is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2007 and ended December 31, 2012 with the cumulative total return on the Standard and Poor's 500 Stock Index ("S&P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Company's Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company's Common Shares on December 31, 2007, and assuming reinvestment of dividends in all cases.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the five years ended December 31, 2012. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Total operating revenue	$685,552	$663,241	$652,009	$638,316	$622,307
Income from continuing operations	$133,830	$140,061	$130,140	$30,252	$123,113
Net income	$147,751	$210,710	$153,375	$78,992	$180,106
Basic:
Income from continuing operations	$1.06	$1.00	$0.92	$0.09	$1.04
Income from discontinued operations	$0.12	$0.60	$0.21	$0.43	$0.58
Income per common share/unit	$1.18	$1.60	$1.13	$0.52	$1.62
Diluted:
Income from continuing operations	$1.06	$1.00	$0.91	$0.09	$1.04
Income from discontinued operations	$0.11	$0.59	$0.21	$0.43	$0.58
Income per common share/unit	$1.17	$1.59	$1.12	$0.52	$1.62
Dividends paid per common share	$1.90	$1.90	$1.90	$1.90	$2.50
Trust - weighted average number of shares outstanding - basic (1)	116,863	114,755	112,924	107,550	93,615
Trust - weighted average number of shares outstanding - diluted (2)	117,694	115,503	113,606	108,002	93,804
Operating Partnership - weighted average number of units outstanding - basic (1)	120,623	118,624	116,871	111,568	97,805
Operating Partnership - weighted average number of units outstanding - diluted (2)	121,454	119,372	117,553	112,020	97,994

Balance Sheet Data	DECEMBER 31,
(In thousands)	2012	2011	2010	2009	2008
Net real estate	$4,590,830	$4,205,728	$3,955,487	$3,986,120	$4,007,613
Total assets	$5,177,971	$4,989,673	$5,064,799	$5,228,943	$5,217,035
Total indebtedness	$2,657,398	$2,222,862	$2,359,822	$2,456,875	$2,590,167
Liberty Property Trust shareholders' equity	$2,091,012	$2,103,594	$2,082,186	$2,122,295	$1,958,779
Owners' equity (Liberty Property Limited Partnership)	$2,217,820	$2,459,756	$2,438,552	$2,483,169	$1,945,516

Other Data	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Net cash provided by operating activities	$317,166	$317,724	$292,264	$307,201	$272,709
Net cash (used in) provided by investing activities	$(312,669)	$(56,223)	$(103,461)	$(14,332)	$45,793
Net cash provided by (used in) financing activities	$12,690	$(351,513)	$(315,842)	$(74,033)	$(331,314)
Funds from operations available to common shareholders (3)	$312,992	$311,841	$312,138	$310,439	$316,986
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	67,181	65,202	65,241	64,384	63,799
Total leaseable square footage of JV Properties in Operation at end of period (in thousands)	14,161	14,164	14,422	13,786	13,069
Wholly Owned Properties in Operation at end of period	582	597	637	639	654
JV Properties in Operation at end of period	96	96	98	96	95
Wholly Owned Properties in Operation percentage leased at end of period	92%	92%	90%	89%	91%
JV Properties in Operation percentage leased at end of period	90%	89%	83%	88%	92%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust); Common Units (Liberty Property Limited Partnership) outstanding during the year.

(2)
Diluted weighted average number of shares includes the vested and unvested Common Shares (Liberty Property Trust); Common Units (Liberty Property Limited Partnership) outstanding during the year as well as the dilutive effect of outstanding options.

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
As of December 31, 2012, the Company owned and operated 342 industrial and 240 office properties (the “Wholly Owned Properties in Operation”) totaling 67.2 million square feet. In addition, as of December 31, 2012, the Company owned ten properties under development, which when completed are expected to comprise 3.4 million square feet (the “Wholly Owned Properties under Development”) and 1,527 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2012, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 49 office properties totaling 14.2 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 615 acres of developable land, substantially all of which is zoned for commercial use. The Company refers to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the year ended December 31, 2012, the Company operated in a national economic environment characterized by high unemployment, low growth in GDP and low interest rates. Although this low interest rate environment has created opportunity for the Company to refinance its maturing debt at lower and more attractive rates, the sluggish pace of economic activity has continued to put downward pressure on the rents for renewal and replacement leases. During the year ended December 31, 2012, the Company successfully leased 18.5 million square feet and attained occupancy of 92.5% for the Wholly Owned Properties in Operation and 90.2% for the JV Properties in Operation for a combined occupancy of 92.1% for the Properties in Operation as of that date. During the year ended December 31, 2012, straight line rents on renewal and replacement leases were on average 3.4% lower than rents on expiring leases. At December 31, 2011, occupancy for the Wholly Owned Properties in Operation was 91.9% and for the JV Properties in Operation was 88.7% for a combined occupancy for the Properties in Operation of 91.3%. The Company believes that average occupancy for its Properties in Operation will increase by 1% to 2% for 2013 compared to 2012. Furthermore, the Company believes that straight line rents on renewal and replacement leases for 2013 will on average be 2% to 7% lower than rents on expiring leases.

For the two-year period ended December 31, 2012, the Company was a net seller of properties. Proceeds from dispositions exceeded the cash paid for acquisitions by $180.0 million. For similar investment dollars, cash flow from suburban office properties sold is generally more than the cash flow generated from industrial properties acquired. Such transactions result in a reduction of net cash provided by operating activities.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the year ended December 31, 2012, the Company acquired 26 industrial properties and one office property for an aggregate purchase price of $211.9 million. These properties, which contain 4.3 million square feet of leaseable space, were 85.2% leased as of December 31, 2012. The Company also acquired nine parcels of land totaling 259 acres for $57.1 million. For 2013, the Company anticipates that wholly owned property acquisitions will range from $100 million to $200 million and believes that certain of the acquired properties will be either vacant or underleased.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the year ended December 31, 2012, the Company realized proceeds of $235.6 million from the sale of 50 operating properties representing 3.0 million square feet and 107 acres of land. For 2013, the Company anticipates that proceeds from wholly owned property dispositions will range from $150 million to $250 million.
Development
During the year ended December 31, 2012, the Company brought into service eight Wholly Owned Properties under Development representing 700,000 square feet and a Total Investment of $66.3 million. During the year ended December 31, 2012, the Company began construction on eight Wholly Owned Properties under Development with a projected Total Investment of $97.6 million. As of December 31, 2012, the Company had ten Wholly Owned Properties under Development, which are expected to comprise, upon completion, 3.4 million square feet and are expected to represent a Total Investment of $315.7 million, of which $248.6 million has been completed as of December 31, 2012. These Wholly Owned Properties under Development were 25.9% pre-leased as of December 31, 2012. Subsequent to December 31, 2012, the Company started the development of one built-to-suit office building. The building is expected to contain a total of 201,000 square feet of leasable space and represents an anticipated Total Investment of $54.6 million. For 2013, the Company anticipates that wholly owned development deliveries will total between $300 million and $400 million and that during 2013 it will commence development on properties with an expected aggregate Total Investment in a range from $300 million to $400 million.
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
UNCONSOLIDATED JOINT VENTURE ACTIVITY
The Company periodically enters into unconsolidated joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the year ended December 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2013.
Dispositions
During the year ended December 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will dispose of any properties in 2013.
In October 2012, Blythe Valley JV Sarl, a joint venture in which the Company held an interest, defaulted on its mortgage loan. The mortgage loan was secured by all of the operating properties and land of the joint venture. In February 2013, the lender appointed a receiver, effectively taking control of the assets securing its loan. During the year ended December 31, 2012, the joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.6 million and is reflected in equity in (loss) earnings of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income.
Development
During the year ended December 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of December 31, 2012, none of the unconsolidated joint ventures in which the Company held an interest had any properties under development. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service or begin any development activities in 2013.

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
Capitalized Costs
Acquisition costs related to the purchase of vacant operating properties and land are capitalized and included in net real estate.  Acquisition costs related to the purchase of operating properties with in-place tenants are expensed as incurred. Acquisition-related expenses for the years ended December 31, 2012, 2011 and 2010 were $2.9 million, $2.6 million and $295,000, respectively.
Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to the development of property for the years ended December 31, 2012, 2011 and 2010 was $2.1 million, $1.3 million and $489,000, respectively.
Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to signed leases is capitalized and amortized as a deferred leasing cost. The total of this capitalized compensation was $2.4 million, $2.1 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Capitalized interest for the years ended December 31, 2012, 2011 and 2010 was $9.9 million, $3.0 million and $929,000, respectively.
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

Allowance for Doubtful Accounts
The Company continually monitors the liquidity and creditworthiness of its tenants. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2012 and 2011, the Company's allowance for doubtful accounts totaled $7.0 million and $7.5 million, respectively. The Company had bad debt expense of $540,000 and $3.9 million for the years ended December 31, 2012 and 2010, respectively, as well as a net recovery of bad debts of $1.9 million for the year ended December 31, 2011.
Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates and holding periods. For these assumptions, the Company considers its experience and historical performance in the various markets and data provided by market research organizations. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. Fair value is estimated based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2012, 2011 and 2010, the Company recognized impairment losses of $2.3 million, $7.8 million and $1.0 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows.
Intangibles
The Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company's estimate of the fair market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. Such amounts are also included in origination costs. The Company depreciates the amounts allocated to building and improvements over 40 years. The amounts allocated to the intangible relating to in-place leases, which are included in deferred financing and leasing costs or in other liabilities in the accompanying consolidated balance sheets, are amortized to rental income for market rental rate differences and to depreciation and amortization for origination costs on a straight line basis over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is written off.
Investments in Unconsolidated Joint Ventures
The Company analyzes its investments in joint ventures to determine if the joint venture is considered a variable interest entity and would require consolidation. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.
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
The Company determined that one investment in a joint venture had an other-than-temporary impairment of $683,000 during the year ended December 31, 2012. No impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2011 or 2010.

During the year ended December 31, 2012 the Blythe Valley JV Sarl joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.6 million and is reflected in equity in (loss) earnings of unconsolidated joint ventures in the Company's consolidated statements of income.

The Kings Hill Unit Trust joint venture is in technical, non-monetary default of its mortgage loan. Discussions with the lender regarding remedies are ongoing.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2012 with the results of operations of the Company for the year ended December 31, 2011, and the results of operations of the Company for the year ended December 31, 2011 with the results of operations of the Company for the year ended December 31, 2010. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2012, 2011 and 2010, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2012 increased to $4,916.4 million from $4,455.3 million for the year ended December 31, 2011. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization.  Rental property operating expenses include utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $685.6 million for the year ended December 31, 2012 from $663.2 million for the year ended December 31, 2011. This $22.4 million increase was primarily due to an increase in average gross investment in operating real estate, an increase in occupancy and an increase in termination fees, which totaled $3.7 million for the year ended December 31, 2012 as compared to $3.0 million for the year ended December 31, 2011. These increases were partially offset by decreases in rental rates. Changes in occupancy and rental rates are detailed below in "Same Store." Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold or held for sale, related termination fees are included in discontinued operations. See “Other” below.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 19 to the Company’s financial statements for a reconciliation of this measure to net income). Net operating income includes operating revenue from external customers, real estate taxes, amortization of lease transaction costs and other operating expenses which relate directly to the management and operation of the assets within each reportable segment.The following table identifies changes in reportable segments (dollars in thousands):

Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2012	2011
Northeast
– Southeastern PA	$98,729	$101,982	(3.2%)
– Lehigh/Central PA	65,566	64,786	1.2%
– Other	31,711	35,017	(9.4%)
Central	63,765	68,114	(6.4%)
South	126,281	132,703	(4.8%)
Metro	23,435	19,370	21.0%	(1)
United Kingdom	(257)	(179)	43.6%
Total reportable segment net operating income	$409,230	$421,793	(3.0%)

(1) The change was primarily due to an increase in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $450.3 million for the year ended December 31, 2012 from $453.8 million for the year ended December 31, 2011, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $447.1 million for the year ended December 31, 2012 from $448.2 million for the year ended December 31, 2011 on a cash basis.
The same store results were affected by one-time reductions in certain operating expense items during the year ended December 31, 2011 that did not recur during the same period in 2012, decreases in cash and straight line rental rates and an increase in occupancy. The following details the Same Store occupancy and rental rates for the respective periods:

	Year Ended
	December 31,
	2012	2011
Average occupancy %	93.1%	91.9%
Average rental rate - cash basis (1)	$8.30	$8.39
Average rental rate - straight line basis (2)	$12.01	$12.04
(1) Represents the average contractual rent per square foot for the year ended December 31, 2012 or 2011 for tenants in occupancy in the Same Store properties. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at December 31, 2012 or 2011 its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the year ended December 31, 2012 or 2011 for tenants in occupancy in the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 526 properties totaling approximately 58.0 million square feet owned on January 1, 2011. Acquisitions and completed development during the years ended December 31, 2011 and 2012 are excluded from the Same Store properties.  Properties obtained through acquisition and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest year presented in the comparison.  The 62 properties sold during 2011 and the 50 properties sold during 2012 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2012 and 2011. Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2012	December 31, 2011
Same Store:
Rental revenue	$454,194	$457,219
Operating expenses:
Rental property expense	130,815	127,238
Real estate taxes	72,658	73,841
Operating expense recovery	(199,621)	(197,619)
Unrecovered operating expenses	3,852	3,460
Property level operating income	450,342	453,759
Less straight line rent	3,266	5,519
Cash basis property level operating income	$447,076	$448,240
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$447,076	$448,240
Straight line rent	3,266	5,519
Property level operating income	450,342	453,759
Property level operating income - properties purchased or developed subsequent to January 1, 2011	18,055	3,704
Termination fees	3,666	3,035
General and administrative expense	(64,730)	(59,367)
Depreciation and amortization expense	(165,628)	(156,242)
Other income (expense)	(110,341)	(112,329)
Gain on property dispositions	4,123	5,025
Income taxes	(976)	(1,020)
Equity in (loss) earnings of unconsolidated joint ventures	(681)	3,496
Discontinued operations (1)	13,921	70,649
Net income	$147,751	$210,710

(1)	Includes Termination Fees of $644,000 and $602,000 for the years ended December 31, 2012 and 2011, respectively.
General and Administrative
General and administrative expenses increased to $64.7 million for the year ended December 31, 2012 compared to $59.4 million for the year ended December 31, 2011. These increases were primarily due to increases in compensation, the writeoff of costs for canceled projects and costs associated with operating initiatives. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $165.6 million for the year ended December 31, 2012 from $156.2 million for the year ended December 31, 2011. This increase was primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense decreased to $119.6 million for the year ended December 31, 2012 from $120.7 million for the year ended December 31, 2011. This decrease was primarily due to a decrease in the weighted average interest rate to 5.3% for the year ended December 31, 2012 from 5.8% for the year ended December 31, 2011. This was partially offset by the increase in the average debt outstanding to $2,425.1 million for the year ended December 31, 2012 from $2,214.9 million for the year ended December 31, 2011. The decrease was also partially due to an increase in interest capitalized during the year ended December 31, 2012 due to an increase in development activity.
Interest expense allocated to discontinued operations for the year ended December 31, 2012 and 2011 was $3.5 million and $10.3 million, respectively. This decrease was due to the level of dispositions in 2012 compared to 2011.
Equity in (Loss) Earnings of Unconsolidated Joint Ventures
Equity in (loss) earnings of unconsolidated joint ventures decreased to a loss of $681,000 for the year ended December 31, 2012 from income of $3.5 million for the year ended December 31, 2011. This decrease was primarily due to an impairment charge in the Blythe Valley JV Sarl joint venture during the year ended December 31, 2012, the Company's share of which was $4.6 million.
Other
Gain on property dispositions decreased to $4.1 million for the year ended December 31, 2012 from $5.0 million for the year ended December 31, 2011.
Income from discontinued operations decreased to $13.9 million for the year ended December 31, 2012 from $70.6 million for the year ended December 31, 2011. This decrease was primarily due to a decrease in gains recognized on sales which were $11.4 million for the year ended December 31, 2012 and $60.6 million for the year ended December 31, 2011.
As a result of the foregoing, the Company’s net income decreased to $147.8 million for the year ended December 31, 2012 from $210.7 million for the year ended December 31, 2011.
Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010
Overview
The Company's average gross investment in operating real estate owned for the year ended December 31, 2011 increased to $4,455.3 million from $4,336.6 million for the year ended December 31, 2010. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, real estate taxes and depreciation and amortization. Despite the increase in operating real estate, rental property operating expenses decreased due to one-time reductions in certain operating expenses in 2011. Rental property operating expenses include utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $663.2 million for the year ended December 31, 2011 from $652.0 million for the year ended December 31, 2010. This $11.2 million increase was primarily due to the increase in investment in operating real estate. This increase was partially offset by a decrease in rental rates and termination fees, which totaled $3.0 million for the year ended December 31, 2011 as compared to $5.2 million for the year ended December 31, 2010. Changes in occupancy and rental rates are detailed below in "Same Store." Termination Fees are included in rental revenue and if a property is sold or held for sale related termination fees are included in discontinued operations. See "Other" below.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 19 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):

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
Same Store
Property level operating income, exclusive of Termination Fees, for the Prior Year Same Store properties increased to $464.4 million for the year ended December 31, 2011 from $459.6 million for the year ended December 31, 2010, on a straight line basis, and increased to $460.1 million for the year ended December 31, 2011 from $446.7 million for the year ended December 31, 2010 on a cash basis.
The same store results were affected by one-time reductions in certain operating expense items during the year ended December 31, 2011 that did not occur during the same period in 2010, decreases in cash and straight line rental rates and an increase in occupancy. The following details the Same Store occupancy and rental rates for the respective periods:

	Year Ended
	December 31,
	2011	2010
Average occupancy %	91.3%	90.0%
Average rental rate - cash basis (1)	$8.50	$8.51
Average rental rate - straight line basis (2)	$12.58	$12.68
(1) Represents the average contractual rent per square foot for the year ended December 31, 2011 or 2010 for tenants in occupancy in Prior Year Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the year ended December 31, 2011 or 2010 for tenants in occupancy in the Prior Year Same Store properties.

Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income exclusive of Termination Fees are considered by management to be more reliable indicators of the portfolio's baseline performance. The Prior Year Same Store properties consist of the 568 properties totaling approximately 59.5 million square feet owned on January 1, 2010. Acquisitions and completed development during the years ended December 31, 2010 and 2011 are excluded from the Same Store properties.  Properties obtained through acquisition and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest year presented in the comparison.  The 10 properties sold during 2010 and the 62 properties sold during 2011 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2011 and 2010. Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see "Liquidity and Capital Resources" section), GAAP net income and net cash flow from operating activities, investing activities and financing activities when considering the Company's operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended
	December 31, 2011	December 31, 2010
Prior Year Same Store:
Rental revenue	$470,426	$473,380
Operating expenses:
Rental property expense	137,323	142,701
Real estate taxes	77,242	77,372
Operating expense recovery	(208,575)	(206,312)
Unrecovered operating expenses	5,990	13,761
Property level operating income	464,436	459,619
Less straight line rent	4,346	12,953
Cash basis property level operating income	$460,090	$446,666
Reconciliation of non-GAAP financial measure – Prior Year Same Store:
Cash basis property level operating income	$460,090	$446,666
Straight line rent	4,346	12,953
Property level operating income	464,436	459,619
Property level operating income - properties purchased or developed subsequent to January 1, 2010	13,589	8,686
Less: Property level operating income - properties held for sale at December 31, 2011	(18,350)	(20,124)
Less: Property level operating income – 2012 discontinued operations	(2,212)	(2,518)
Termination fees	3,035	5,151
General and administrative expense	(59,367)	(52,747)
Depreciation and amortization expense	(156,242)	(149,457)
Other income (expense)	(112,329)	(123,268)
Gain on property dispositions	5,025	4,238
Income taxes	(1,020)	(1,736)
Equity in earnings of unconsolidated joint ventures	3,496	2,296
Discontinued operations at December 31, 2011 (1)	70,839	23,373
2012 discontinued operations	(190)	(138)
Net income	$210,710	$153,375

(1)	Includes Termination Fees of $602,000 and $1.4 million for the years ended December 31, 2011 and 2010, respectively.
General and Administrative
General and administrative expenses increased to $59.4 million for the year ended December 31, 2011 from $52.7 million for the year ended December 31, 2010. This increase was primarily due to increases in performance-related personnel costs and increases in acquisition-related expenses. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $156.2 million for the year ended December 31, 2011 from $149.5 million for the year ended December 31, 2010. The increase was primarily due to the increased investment in operating real estate.

Interest Expense

Interest expense decreased to $120.7 million for the year ended December 31, 2011 from $133.0 million for the year ended December 31, 2010. This decrease was primarily due to a decrease in the average debt outstanding, which was $2,214.9 million for the year ended December 31, 2011, compared to $2,354.7 million for the year ended December 31, 2010 as well as a decrease in the weighted average interest rate to 5.8% for the year ended December 31, 2011 from 6.2% for the year ended December 31, 2010. The decrease was also partially due to an increase in interest capitalized during the year ended December 31, 2011 due to an increase in development activity.
Interest expense allocated to discontinued operations for the years ended December 31, 2011 and 2010 was $10.3 million and $16.8 million, respectively. This decrease was due to the level of dispositions in 2011 compared to 2010.
Other
Gain on property dispositions increased to $5.0 million for the year ended December 31, 2011 from $4.2 million for the year ended December 31, 2010.
Income from discontinued operations increased to $70.6 million from $23.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was due to an increase in gains recognized on sales which were $60.6 million for the year ended December 31, 2011 compared to $6.9 million for the year ended December 31, 2010.
As a result of the foregoing, the Company's net income increased to $210.7 million for the year ended December 31, 2011 from $153.4 million for the year ended December 31, 2010.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company expects to expend $200 million to $300 million to fund its investment in development properties in 2013. The Company’s 2013 debt maturities total approximately $9.9 million. The Company anticipates that it will invest $100 million to $200 million in acquisitions in 2013. The Company expects to realize approximately $150 million to $250 million in proceeds from asset sales in 2013. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of December 31, 2012, the Company had cash and cash equivalents of $71.5 million, including $33.1 million in restricted cash.
Net cash provided by operating activities decreased to $317.2 million for the year ended December 31, 2012 from $317.7 million for the year ended December 31, 2011. Decreases in cash flows from operating activities relating to the timing of dispositions and acquisitions during 2012 were offset by fluctuations in operating assets and liabilities. Net cash flow provided by operating activities is the primary source of liquidity to fund dividends to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $312.7 million for the year ended December 31, 2012 compared to $56.2 million for the year ended December 31, 2011. This $256.5 million increase primarily resulted from a decrease in proceeds from dispositions of properties and land as well as an increase in cash used for development activities.
Net cash provided by financing activities was $12.7 million for the year ended December 31, 2012 compared to net cash used in financing activities of $351.5 million for the year ended December 31, 2011. This $364.2 million change was primarily due to the net changes in the Company’s debt during the respective periods which is reflective of the redemption of preferred units during 2012 and the disposition activity described above. Net cash provided by financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2012, a portion of these activities were funded through an unsecured $500 million credit facility. The Company has maintained an unsecured credit facility throughout 2010, 2011 and 2012. During that period the Company has replaced, restated and amended its credit facility to address due dates and changes in borrowing costs. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and

Fitch, Inc. It matures in November 2015 and has a one year extension option at the Company's option, subject to the payment of a stated fee. Based upon the Company's current credit ratings, borrowings under the facility currently bear interest at LIBOR plus 107.5 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2012, the Company’s debt to gross assets ratio was 41.9% and for the year ended December 31, 2012, the fixed charge coverage ratio was 3.1x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2012, $302.9 million in mortgage loans and $2,262.5 million in unsecured notes were outstanding with a weighted average interest rate of 5.2%. The interest rates on $2,549.4 million of mortgage loans and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.1 years.

 The Company's contractual obligations, as of December 31, 2012, are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN
Contractual Obligations (2)	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Long-term debt (1)	$3,313,842	$125,389	$869,983	$943,056	$1,375,414
Land purchase obligations	33,965	28,421	3,298	410	1,836
Operating lease obligations	6,998	725	598	571	5,104
Share of debt of unconsolidated joint ventures (1)	363,756	20,477	135,130	96,959	111,190
Tenant contractual obligations	27,254	22,093	1,472	2,818	871
Share of tenant contractual obligations of unconsolidated joint ventures	1,574	1,574	—	—	—
Letter of credit	4,864	4,680	184	—	—
Share of letter of credit of unconsolidated joint ventures	1,250	1,250	—	—	—
Land improvement commitments	4,515	4,515	—	—	—
Development in progress	59,479	59,301	178	—	—
Development commitment	54,600	36,400	18,200	—	—
Total	$3,872,097	$304,825	$1,029,043	$1,043,814	$1,494,415

(1)	Includes principal and interest payments. Interest payments assume Credit Facility borrowings and interest rates remain at the December 31, 2012 level until maturity.

(2)	The Company is committed to develop approximately 500,000 square feet of buildings at the Navy Yard Corporate Center in Philadelphia from 2013 through 2019.

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

In February 2012, the Company closed on a mortgage with $45.0 million of available funds bearing interest at 4.84%. As of December 31, 2012, there was $34.6 million outstanding on this loan. The net proceeds from this mortgage were used for construction costs on a property under development.

In June 2012, the Company issued $400 million of 4.125% senior unsecured notes due 2022. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

In August 2012, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $230.1 million of 10-year, 6.375% senior unsecured notes due August 2012.

In December 2012, the Company issued $300 million of 3.375% senior unsecured notes due 2023. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

The Company's annual Common Share dividend paid was $1.90 per share in 2012, 2011 and 2010.

The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2012, the Company had investments in and advances to unconsolidated joint ventures totaling $169.0 million (see Note 8 to the Company's Consolidated Financial Statements included in this report).
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

Funds from operations (“FFO”) available to common shareholders for the year ended December 31, 2012, 2011, and 2010 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$137,436	$183,999	$127,762
Basic - income available to common shareholders	137,436	183,999	127,762
Basic - income available to common shareholders per weighted average share	$1.18	$1.60	$1.13
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	14,152	14,452	14,927
Depreciation and amortization	164,615	168,435	171,682
Gain on property dispositions	(7,589)	(61,198)	(6,669)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(5,286)	(3,926)	(6,009)
Funds from operations available to common shareholders – basic	$303,328	$301,762	$301,693
Basic Funds from operations available to common shareholders per weighted average share	$2.60	$2.63	$2.67
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$137,436	$183,999	$127,762
Diluted - income available to common shareholders	137,436	183,999	127,762
Diluted - income available to common shareholders per weighted average share	$1.17	$1.59	$1.12
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	14,152	14,452	14,927
Depreciation and amortization	164,615	168,435	171,682
Gain on property dispositions	(7,589)	(61,198)	(6,669)
Noncontrolling interest less preferred share distributions	4,378	6,153	4,436
Funds from operations available to common shareholders - diluted	$312,992	$311,841	$312,138
Diluted Funds from operations available to common shareholders per weighted average share	$2.58	$2.61	$2.66
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	116,863	114,755	112,924
Dilutive shares for long term compensation plans	831	748	682
Diluted shares for net income calculations	117,694	115,503	113,606
Weighted average common units	3,760	3,869	3,947
Diluted shares for Funds from operations calculations	121,454	119,372	117,553

Inflation
Inflation has remained relatively low in recent years, and as a result, it has not had a significant impact on the Company during this period. To the extent an increase in inflation would result in increased operating costs, such as insurance, real estate taxes and utilities, the majority of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about the Company's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2012 for comparable loans, is greater than the aggregate carrying value by approximately $335.1 million at December 31, 2012.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2012, the Company's interest expense would have increased or decreased by $1.4 million. If the interest rate for the fixed rate debt maturing in 2013 was 100 basis points higher or lower than its current rate of 5.60%, the Company's interest expense would have increased or decreased by $36,000.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and financial statement schedule of Liberty Property Trust and Liberty Property Operating Partnership, L.P. and the reports thereon of Ernst & Young LLP, an independent registered public accounting firm, with respect thereto are filed as part of this Annual Report on Form 10-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Trust's internal control over financial reporting is effective based on those criteria.
The Trust's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Trust's internal control over financial reporting, which is included in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited Liberty Property Trust's (the "Trust") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.
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
In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Liberty Property Trust and our report dated February 26, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2013

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2013

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Operating Partnership's internal control over financial reporting is effective based on those criteria.
The Operating Partnership's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Operating Partnership's internal control over financial reporting, which is included in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited Liberty Property Limited Partnership's (the "Operating Partnership") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, owners' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Liberty Property Limited Partnership and our report dated February 26, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2013

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the "Operating Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, owners' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2013

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	December 31,
	2012	2011
ASSETS
Real estate:
Land and land improvements	$900,501	$852,785
Building and improvements	4,353,433	4,092,056
Less accumulated depreciation	(1,170,030)	(1,047,336)
Operating real estate	4,083,904	3,897,505
Development in progress	248,602	88,848
Land held for development	258,324	219,375
Net real estate	4,590,830	4,205,728
Cash and cash equivalents	38,356	18,204
Restricted cash	33,147	63,659
Accounts receivable	8,988	8,192
Deferred rent receivable	108,628	102,613
Deferred financing and leasing costs, net	141,245	129,614
Investments in and advances to unconsolidated joint ventures	169,021	174,687
Assets held for sale	—	210,790
Prepaid expenses and other assets	87,756	76,186
Total assets	$5,177,971	$4,989,673
LIABILITIES
Mortgage loans	$302,855	$290,819
Unsecured notes	2,262,543	1,792,643
Credit facility	92,000	139,400
Accounts payable	31,058	23,418
Accrued interest	20,164	24,147
Dividend and distributions payable	58,038	56,958
Other liabilities	185,956	194,995
Total liabilities	2,952,614	2,522,380
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of December 31, 2012 and December 31, 2011	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 119,720,776 (includes 1,249,909 in treasury) and 117,352,353 (includes 1,249,909 in treasury) shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	119	117
Additional paid-in capital	2,687,701	2,617,355
Accumulated other comprehensive income (loss)	2,900	(429)
Distributions in excess of net income	(547,757)	(461,498)
Common shares in treasury, at cost, 1,249,909 shares as of December 31, 2012 and 2011	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,091,012	2,103,594
Noncontrolling interest – operating partnership
3,713,851 and 3,808,746 common units outstanding as of December 31, 2012 and December 31, 2011, respectively	60,223	64,428
1,290,000 and 9,740,000 preferred units outstanding as of December 31, 2012 and December 31, 2011, respectively	63,264	287,959
Noncontrolling interest – consolidated joint ventures	3,321	3,775
Total equity	2,217,820	2,459,756
Total liabilities, noncontrolling interest - operating partnership and equity	$5,177,971	$4,989,673

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
OPERATING REVENUE
Rental	$478,835	$464,053	$459,940
Operating expense reimbursement	206,717	199,188	192,069
Total operating revenue	685,552	663,241	652,009
OPERATING EXPENSE
Rental property	133,630	125,761	126,423
Real estate taxes	79,859	76,982	74,772
General and administrative	64,730	59,367	52,747
Depreciation and amortization	165,628	156,242	149,457
Total operating expenses	443,847	418,352	403,399
Operating income	241,705	244,889	248,610
OTHER INCOME (EXPENSE)
Interest and other income	9,289	8,389	9,683
Interest expense	(119,630)	(120,718)	(132,951)
Total other income (expense)	(110,341)	(112,329)	(123,268)
Income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	131,364	132,560	125,342
Gain on property dispositions	4,123	5,025	4,238
Income taxes	(976)	(1,020)	(1,736)
Equity in (loss) earnings of unconsolidated joint ventures	(681)	3,496	2,296
Income from continuing operations	133,830	140,061	130,140
Discontinued operations (including net gain on property dispositions of $11,383, $60,582 and $6,857 for the years ended December 31, 2012, 2011 and 2010, respectively)	13,921	70,649	23,235
Net income	147,751	210,710	153,375
Noncontrolling interest – operating partnership	(10,590)	(27,222)	(25,448)
Noncontrolling interest – consolidated joint ventures	275	511	(165)
Net income available to common shareholders	$137,436	$183,999	$127,762

Net income	$147,751	$210,710	$153,375
Other comprehensive income (loss) - foreign currency translation	3,436	(280)	(2,582)
Comprehensive income	151,187	210,430	150,793
Less: comprehensive income attributable to noncontrolling interest	(10,422)	(26,706)	(25,525)
Comprehensive income attributable to common shareholders	$140,765	$183,724	$125,268
Earnings per common share
Basic:
Income from continuing operations	$1.06	$1.00	$0.92
Income from discontinued operations	0.12	0.60	0.21
Income per common share – basic	$1.18	$1.60	$1.13
Diluted:
Income from continuing operations	$1.06	$1.00	$0.91
Income from discontinued operations	0.11	0.59	0.21
Income per common share – diluted	$1.17	$1.59	$1.12
Weighted average number of common shares outstanding
Basic	116,863	114,755	112,924
Diluted	117,694	115,503	113,606
Amounts attributable to common shareholders
Income from continuing operations	$123,945	$115,653	$104,522
Discontinued operations	13,491	68,346	23,240
Net income available to common shareholders	$137,436	$183,999	$127,762

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2010	113,875,211	$114	$2,509,704	$2,339	$(337,911)	$(51,951)	$2,122,295	$72,294	$287,959	$621	$2,483,169
Net proceeds from the issuance of common shares	1,572,776	2	37,414	—	—	—	37,416	—	—	—	37,416
Net income		—	—	—	127,762	—	127,762	4,436	21,012	165	153,375
Distributions		—	—	—	(215,868)	—	(215,868)	(7,541)	(21,012)	—	(244,421)
Noncash compensation		—	11,595	—	—	—	11,595	—	—	—	11,595
Foreign currency translation adjustment		—	—	(2,494)	—	—	(2,494)	(88)	—	—	(2,582)
Redemption of noncontrolling interests – common units	82,621	—	1,480	—	—	—	1,480	(1,480)	—	—	—
Balance at December 31, 2010	115,530,608	116	2,560,193	(155)	(426,017)	(51,951)	2,082,186	67,621	287,959	786	2,438,552
Net proceeds from the issuance of common shares	1,701,758	1	44,547	—	—	—	44,548	—	—	—	44,548
Net income		—	—	—	183,999	—	183,999	6,153	21,069	(511)	210,710
Contributions		—	—	—	—	—	—	—	—	3,500	3,500
Distributions		—	—	—	(219,480)	—	(219,480)	(7,280)	(21,069)	—	(247,829)
Noncash compensation		—	10,555	—	—	—	10,555	—	—	—	10,555
Foreign currency translation adjustment		—	—	(274)	—	—	(274)	(6)	—	—	(280)
Redemption of noncontrolling interests – common units	119,987	—	2,060	—	—	—	2,060	(2,060)	—	—	—
Balance at December 31, 2011	117,352,353	117	2,617,355	(429)	(461,498)	(51,951)	2,103,594	64,428	287,959	3,775	2,459,756
Net proceeds from the issuance of common shares	2,273,528	2	58,708	—	—	—	58,710	—	—	—	58,710
Net income		—	—	—	137,436	—	137,436	4,378	6,212	(275)	147,751
Distributions		—	—	—	(223,695)	—	(223,695)	(7,109)	(9,902)	(179)	(240,885)
Noncash compensation		—	10,057	—	—	—	10,057	—	—	—	10,057
Foreign currency translation adjustment		—	—	3,329	—	—	3,329	107	—	—	3,436
Redemption of noncontrolling interests – common units	94,895	—	1,581	—	—	—	1,581	(1,581)	—	—	—
Redemption of noncontrolling interest - preferred units		—	—	—	—	—	—	—	(224,694)	—	(224,694)
Excess of preferred unit carrying amount over redemption		—	—	—	—	—	—	—	3,689	—	3,689
Balance at December 31, 2012	119,720,776	$119	$2,687,701	$2,900	$(547,757)	$(51,951)	$2,091,012	$60,223	$63,264	$3,321	$2,217,820

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(In thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$147,751	$210,710	$153,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,421	171,714	174,013
Amortization of deferred financing costs	4,682	5,190	6,339
Equity in loss (earnings) of unconsolidated joint ventures	681	(3,496)	(2,296)
Distributions from unconsolidated joint ventures	624	551	657
Gain on property dispositions	(15,506)	(65,607)	(11,095)
Noncash compensation	10,057	10,555	11,595
Changes in operating assets and liabilities:
Restricted cash	30,713	(14,114)	(7,294)
Accounts receivable	(799)	(1,320)	(850)
Deferred rent receivable	(6,363)	(6,566)	(13,581)
Prepaid expenses and other assets	(10,871)	6,027	(7,597)
Accounts payable	7,641	(229)	(7,399)
Accrued interest	(3,983)	(5,674)	(1,430)
Other liabilities	(14,882)	9,983	(2,173)
Net cash provided by operating activities	317,166	317,724	292,264
INVESTING ACTIVITIES
Investment in properties – acquisitions	(211,894)	(233,568)	(43,505)
Investment in properties – other	(49,682)	(75,834)	(75,857)
Investments in and advances to unconsolidated joint ventures	(1,461)	(11,195)	(1,870)
Distributions from unconsolidated joint ventures	6,009	11,364	6,776
Net proceeds from disposition of properties/land	234,686	390,754	35,934
Net (advances on) proceeds from public reimbursement receivable/escrow	(986)	(10,237)	18,917
Investment in development in progress	(199,384)	(48,628)	(7,481)
Investment in land held for development	(67,513)	(52,868)	(6,086)
Investment in deferred leasing costs	(22,444)	(26,011)	(30,289)
Net cash used in investing activities	(312,669)	(56,223)	(103,461)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	58,710	44,552	37,434
Redemption of preferred units	(221,000)	(9,060)	—
Proceeds from unsecured notes	700,000	—	366,000
Repayments of unsecured notes	(230,100)	(246,500)	(169,739)
Proceeds from mortgage loans	34,599	—	743
Repayments of mortgage loans	(35,099)	(29,860)	(156,890)
Proceeds from credit facility	839,250	650,500	338,500
Repayments on credit facility	(886,650)	(511,100)	(478,500)
Increase in deferred financing costs	(7,206)	(3,023)	(9,697)
Distribution paid on common shares	(222,573)	(218,613)	(215,083)
Distribution paid on units	(17,241)	(28,409)	(28,610)
Net cash provided by (used in) financing activities	12,690	(351,513)	(315,842)
Net increase (decrease) in cash and cash equivalents	17,187	(90,012)	(127,039)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,965	(193)	(1,998)
Cash and cash equivalents at beginning of year	18,204	108,409	237,446
Cash and cash equivalents at end of year	$38,356	$18,204	$108,409

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2012	2011
ASSETS
Real estate:
Land and land improvements	$900,501	$852,785
Building and improvements	4,353,433	4,092,056
Less accumulated depreciation	(1,170,030)	(1,047,336)
Operating real estate	4,083,904	3,897,505
Development in progress	248,602	88,848
Land held for development	258,324	219,375
Net real estate	4,590,830	4,205,728
Cash and cash equivalents	38,356	18,204
Restricted cash	33,147	63,659
Accounts receivable	8,988	8,192
Deferred rent receivable	108,628	102,613
Deferred financing and leasing costs, net	141,245	129,614
Investments in and advances to unconsolidated joint ventures	169,021	174,687
Assets held for sale	—	210,790
Prepaid expenses and other assets	87,756	76,186
Total assets	$5,177,971	$4,989,673
LIABILITIES
Mortgage loans	$302,855	$290,819
Unsecured notes	2,262,543	1,792,643
Credit facility	92,000	139,400
Accounts payable	31,058	23,418
Accrued interest	20,164	24,147
Distributions payable	58,038	56,958
Other liabilities	185,956	194,995
Total liabilities	2,952,614	2,522,380
Limited partners' equity - 301,483 preferred units outstanding as of December 31, 2012 and December 31, 2011	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 118,470,867 (net of 1,249,909 treasury units) and 116,102,444 (net of 1,249,909 treasury units) common units outstanding as of December 31, 2012 and December 31, 2011, respectively	2,091,012	2,103,594
Limited partners’ equity – 3,713,851 and 3,808,746 common units outstanding as of December 31, 2012 and December 31, 2011, respectively	60,223	64,428
Limited partners’ equity – 1,290,000 and 9,740,000 preferred units outstanding as of December 31, 2012 and December 31, 2011, respectively	63,264	287,959
Noncontrolling interest – consolidated joint ventures	3,321	3,775
Total owners’ equity	2,217,820	2,459,756
Total liabilities, limited partners' equity and owners’ equity	$5,177,971	$4,989,673

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except per unit amounts)

	Year Ended December 31,
	2012	2011	2010
OPERATING REVENUE
Rental	$478,835	$464,053	$459,940
Operating expense reimbursement	206,717	199,188	192,069
Total operating revenue	685,552	663,241	652,009
OPERATING EXPENSE
Rental property	133,630	125,761	126,423
Real estate taxes	79,859	76,982	74,772
General and administrative	64,730	59,367	52,747
Depreciation and amortization	165,628	156,242	149,457
Total operating expenses	443,847	418,352	403,399
Operating income	241,705	244,889	248,610
OTHER INCOME (EXPENSE)
Interest and other income	9,289	8,389	9,683
Interest expense	(119,630)	(120,718)	(132,951)
Total other income (expense)	(110,341)	(112,329)	(123,268)
Income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	131,364	132,560	125,342
Gain on property dispositions	4,123	5,025	4,238
Income taxes	(976)	(1,020)	(1,736)
Equity in (loss) earnings of unconsolidated joint ventures	(681)	3,496	2,296
Income from continuing operations	133,830	140,061	130,140
Discontinued operations (including net gain on property dispositions of $11,383, $60,582 and $6,857 for the years ended December 31, 2012, 2011 and 2010, respectively)	13,921	70,649	23,235
Net income	147,751	210,710	153,375
Noncontrolling interest – consolidated joint ventures	275	511	(165)
Preferred unit distributions	(9,902)	(21,069)	(21,012)
Excess of preferred unit carrying amount over redemption	3,689	—	—
Income available to common unitholders	$141,813	$190,152	$132,198

Net income	$147,751	$210,710	$153,375
Other comprehensive income (loss) - foreign currency translation	3,436	(280)	(2,582)
Comprehensive income	$151,187	$210,430	$150,793
Earnings per common unit
Basic:
Income from continuing operations	$1.06	$1.00	$0.92
Income from discontinued operations	0.12	0.60	0.21
Income per common unit - basic	$1.18	$1.60	$1.13
Diluted:
Income from continuing operations	$1.06	$1.00	$0.91
Income from discontinued operations	0.11	0.59	0.21
Income per common unit - diluted	$1.17	$1.59	$1.12
Weighted average number of common units outstanding
Basic	120,623	118,624	116,871
Diluted	121,454	119,372	117,553

Net income allocated to general partners	$137,436	$183,999	$127,762
Net income allocated to limited partners	10,590	27,222	25,448

See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	NUMBER OF COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2010	4,011,354	$2,122,295	$72,294	$287,959	$621	$2,483,169
Contributions from partners		49,011	—	—	—	49,011
Distributions to partners		(215,868)	(7,541)	(21,012)	—	(244,421)
Foreign currency translation adjustment		(2,494)	(88)	—	—	(2,582)
Net income		127,762	4,436	21,012	165	153,375
Redemption of limited partners common units for common shares	(82,621)	1,480	(1,480)	—	—	—
Balance at December 31, 2010	3,928,733	2,082,186	67,621	287,959	786	2,438,552
Contributions from partners		55,103	—	—	—	55,103
Distributions to partners		(219,480)	(7,280)	(21,069)	—	(247,829)
Foreign currency translation adjustment		(274)	(6)	—	—	(280)
Net income		183,999	6,153	21,069	(511)	210,710
Redemption of limited partners common units for common shares	(119,987)	2,060	(2,060)	—	—	—
Contributions by partners		—	—	—	3,500	3,500
Balance at December 31, 2011	3,808,746	2,103,594	64,428	287,959	3,775	2,459,756
Contributions from partners		68,767	—	—	—	68,767
Distributions to partners		(223,695)	(7,109)	(9,902)	(179)	(240,885)
Foreign currency translation adjustment		3,329	107	—	—	3,436
Net income		137,436	4,378	6,212	(275)	147,751
Redemption of limited partners common units for common shares	(94,895)	1,581	(1,581)	—	—	—
Redemption of limited partners' preferred units		—	—	(224,694)	—	(224,694)
Excess of preferred unit carrying amount over redemption		—	—	3,689	—	3,689
Balance at December 31, 2012	3,713,851	$2,091,012	$60,223	$63,264	$3,321	$2,217,820

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$147,751	$210,710	$153,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,421	171,714	174,013
Amortization of deferred financing costs	4,682	5,190	6,339
Equity in loss (earnings) of unconsolidated joint ventures	681	(3,496)	(2,296)
Distributions from unconsolidated joint ventures	624	551	657
Gain on property dispositions	(15,506)	(65,607)	(11,095)
Noncash compensation	10,057	10,555	11,595
Changes in operating assets and liabilities:
Restricted cash	30,713	(14,114)	(7,294)
Accounts receivable	(799)	(1,320)	(850)
Deferred rent receivable	(6,363)	(6,566)	(13,581)
Prepaid expenses and other assets	(10,871)	6,027	(7,597)
Accounts payable	7,641	(229)	(7,399)
Accrued interest	(3,983)	(5,674)	(1,430)
Other liabilities	(14,882)	9,983	(2,173)
Net cash provided by operating activities	317,166	317,724	292,264
INVESTING ACTIVITIES
Investment in properties – acquisitions	(211,894)	(233,568)	(43,505)
Investment in properties – other	(49,682)	(75,834)	(75,857)
Investments in and advances to unconsolidated joint ventures	(1,461)	(11,195)	(1,870)
Distributions from unconsolidated joint ventures	6,009	11,364	6,776
Net proceeds from disposition of properties/land	234,686	390,754	35,934
Net (advances on) proceeds from public reimbursement receivable/escrow	(986)	(10,237)	18,917
Investment in development in progress	(199,384)	(48,628)	(7,481)
Investment in land held for development	(67,513)	(52,868)	(6,086)
Investment in deferred leasing costs	(22,444)	(26,011)	(30,289)
Net cash used in investing activities	(312,669)	(56,223)	(103,461)
FINANCING ACTIVITIES
Redemption of preferred units	(221,000)	(9,060)	—
Proceeds from unsecured notes	700,000	—	366,000
Repayments of unsecured notes	(230,100)	(246,500)	(169,739)
Proceeds from mortgage loans	34,599	—	743
Repayments of mortgage loans	(35,099)	(29,860)	(156,890)
Proceeds from credit facility	839,250	650,500	338,500
Repayments on credit facility	(886,650)	(511,100)	(478,500)
Increase in deferred financing costs	(7,206)	(3,023)	(9,697)
Capital contributions	58,710	44,552	37,434
Distributions to partners	(239,814)	(247,022)	(243,693)
Net cash provided by (used in) financing activities	12,690	(351,513)	(315,842)
Net increase (decrease) in cash and cash equivalents	17,187	(90,012)	(127,039)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,965	(193)	(1,998)
Cash and cash equivalents at beginning of year	18,204	108,409	237,446
Cash and cash equivalents at end of year	$38,356	$18,204	$108,409

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2012
1.     ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.0% of the common equity of the Operating Partnership at December 31, 2012. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” means the Trust and Operating Partnership collectively.
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
Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation including reclassifying the accompanying consolidated statements of comprehensive income for discontinued operations.
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Capital improvements	15 - 20 years
Equipment	5 - 10 years
Tenant improvements	Term of the related lease
Expenditures directly related to the acquisition or the improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development.
The Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the fair value of each component. Lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships.
Acquisition-related costs for properties with in-place leases are expensed as incurred. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company considers any renewal options in determining the lease term. To the extent a lease includes a tenant option to renew or extend the duration of the lease at a fixed or determinable rental rate, the Company evaluates whether or not that option represents a bargain renewal option by analyzing if there is reasonable assurance at the acquisition date that the tenant will exercise the option because the rental rate is sufficiently lower than the expected rental rate for equivalent property under similar terms and conditions at the exercise date.
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
Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets and the Company's share of net income from the joint ventures is included in the accompanying consolidated statements of comprehensive income.
On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investments is determined using a discounted cash flow model which is a Level 3 valuation under ASC 820, "Fair Value Measurement." The Company considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the values estimated by management in its impairment analyses may not be realized.
During the year ended December 31, 2012, the Company recognized an impairment charge related to the decline in the fair value below the carrying value of one of the Company's investments in unconsolidated joint ventures. The Company considered the decline in fair value below the carrying value of $683,000 to be other-than-temporary. This impairment charge was recognized in the fourth quarter of 2012 and was related to the Company's United Kingdom reportable segment.
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
The allowance for doubtful accounts at December 31, 2012 and 2011 was $7.0 million and $7.5 million, respectively. The Company had bad debt expense of $540,000 and $3.9 million for the years ended December 31, 2012 and 2010, respectively, as well as a net recovery of bad debts of $1.9 million for the year ended December 31, 2011.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees during the period that landlord services are rendered in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, "Revenue Recognition," after the following conditions are met:

a.	the termination agreement is executed,

b.	the termination fee is determinable, and

c.	collectability of the termination fee is assured.
Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized on a straight line basis over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases. Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to these leasing services is capitalized and amortized as a deferred leasing cost.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The carrying value of the Company's credit facility is also a reasonable estimate of fair value because the interest rate floats at a rate based on LIBOR.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2012. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The only significant unobservable input in the discounted cash flow model is the discount rate. For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders. For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined unsecured notes and mortgage loans used as of December 31, 2012 was approximately 2.87%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt. A decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
The following summarizes the changes in the fair value of the Company's long-term debt from December 31, 2011 to December 31, 2012 (in thousands):

	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value
Long-term debt at December 31, 2011 (1)	$2,083,462	$2,215,219	$131,757

Payoffs and amortization of long-term debt	(265,200)	(265,200)
New long-term debt	747,136	747,136
Changes in fair value assumptions		148,554	148,554

Long-term debt at December 31, 2012 (1)	$2,565,398	$2,845,709	$280,311
(1) Does not include the Company's credit facility.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2012 and December 31, 2011. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.
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
There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company's policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There were no interest or penalties deducted in any of the years ended December 31, 2012, 2011 and 2010 and no interest and penalties accrued at December 31, 2012 or December 31, 2011.
Certain of the Company's taxable REIT subsidiaries had net operating loss carryforwards available of approximately $26.4 million as of December 31, 2012. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2007.
The Federal tax cost basis of the real estate was $6.1 billion and $5.8 billion at December 31, 2012 and 2011, respectively.
Share Based Compensation
Share based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees' requisite service period.

Recently Issued Accounting Standards
ASU 2011-05
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), which is intended to lead to converging guidance under US GAAP and IFRS related to presentation of comprehensive income. ASU 2011-05 was effective for the Company beginning January 1, 2012 and the provisions of ASU 2011-05 were adopted retrospectively. In adopting ASU 2011-05, the Company was required to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of ASU 2011-05 did not have a material impact on the Company's financial position or results of operations.
3.     INCOME PER COMMON SHARE OF THE TRUST

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	2012			2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$123,945	116,863	$1.06	$115,653	114,755	$1.00
Dilutive shares for long-term compensation plans	—	831		—	748
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	123,945	117,694	$1.06	115,653	115,503	$1.00
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	13,491	116,863	$0.12	68,346	114,755	$0.60
Dilutive shares for long-term compensation plans	—	831		—	748
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	13,491	117,694	$0.11	68,346	115,503	$0.59
Basic income per common share
Net income available to common shareholders	137,436	116,863	$1.18	183,999	114,755	$1.60
Dilutive shares for long-term compensation plans	—	831		—	748
Diluted income per common share
Net income available to common shareholders	$137,436	117,694	$1.17	$183,999	115,503	$1.59

	2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$104,522	112,924	$0.92
Dilutive shares for long-term compensation plans	—	682
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	104,522	113,606	$0.91
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	23,240	112,924	$0.21
Dilutive shares for long-term compensation plans	—	682
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	23,240	113,606	$0.21
Basic income per common share
Net income available to common shareholders	127,762	112,924	$1.13
Dilutive shares for long-term compensation plans	—	682
Diluted income per common share
Net income available to common shareholders	$127,762	113,606	$1.12

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share as the exercise price was higher than the average share price of the Company in 2012, 2011 and 2010 were 905,000, 1,685,000 and 1,433,000, respectively.
During the years ended December 31, 2012, 2011 and 2010, 841,000, 256,000 and 315,000 common shares, respectively, were issued upon the exercise of options.
During the years ended December 31, 2012, 2011 and 2010, individuals acquired 94,895, 119,987 and 82,621 common shares, respectively, in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2012, 2011 and 2010, distributions per common share were $1.90 for each period.

4.    INCOME PER COMMON UNIT OF THE OPERATING PARTNERSHIP

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	2012			2011
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$134,105			$140,572
Less: Preferred unit distributions	(9,902)			(21,069)
Excess of preferred unit carrying amount over redemption	3,689			—
Basic income from continuing operations
Income from continuing operations available to common unitholders	127,892	120,623	$1.06	119,503	118,624	$1.00
Dilutive units for long-term compensation plans	—	831		—	748
Diluted income from continuing operations
Income from continuing operations available to common unitholders	127,892	121,454	$1.06	119,503	119,372	$1.00
Basic income from discontinued operations
Discontinued operations	13,921	120,623	$0.12	70,649	118,624	$0.60
Dilutive units for long-term compensation plans	—	831		—	748
Diluted income from discontinued operations
Discontinued operations	13,921	121,454	$0.11	70,649	119,372	$0.59
Basic income per common unit
Income available to common unitholders	141,813	120,623	$1.18	190,152	118,624	$1.60
Dilutive units for long-term compensation plans	—	831		—	748
Diluted income per common unit
Income available to common unitholders	$141,813	121,454	$1.17	$190,152	119,372	$1.59

	2010
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest	$129,975
Less: Preferred unit distributions	(21,012)
Excess of preferred unit carrying amount over redemption	—
Basic income from continuing operations
Income from continuing operations available to common unitholders	108,963	116,871	$0.92
Dilutive units for long-term compensation plans	—	682
Diluted income from continuing operations
Income from continuing operations available to common unitholders	108,963	117,553	$0.91
Basic income from discontinued operations
Discontinued operations	23,235	116,871	$0.21
Dilutive units for long-term compensation plans	—	682
Diluted income from discontinued operations
Discontinued operations	23,235	117,553	$0.21
Basic income per common unit
Income available to common unitholders	132,198	116,871	$1.13
Dilutive units for long-term compensation plans	—	682
Diluted income per common unit
Income available to common unitholders	$132,198	117,553	$1.12

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit as the exercise price was higher than the average unit price of the Company in 2012, 2011 and 2010 were 905,000, 1,685,000 and 1,433,000, respectively.
During the years ended December 31, 2012, 2011 and 2010, 841,000, 256,000 and 315,000 common units, respectively, were issued upon the exercise of options.
During the years ended December 31, 2012, 2011 and 2010, individuals acquired 94,895, 119,987 and 82,621 common shares of the Trust in exchange for the same number of common units of the Operating Partnership. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2012, 2011 and 2010, distributions per common unit were $1.90 for each period.

5.     OTHER COMPREHENSIVE INCOME OF THE TRUST

The functional currency of the Trust's United Kingdom operations is pounds sterling. The Trust translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. A proportionate amount of gain or loss is allocated to noncontrolling interest - operating partnership - common units. Accumulated other comprehensive income (loss)

consists solely of the foreign currency translation adjustments described above. Upon sale or upon complete or substantially complete liquidation of the Trust's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest - operating partnership - common units.

6.    OTHER COMPREHENSIVE INCOME OF THE OPERATING PARTNERSHIP
The functional currency of the Operating Partnership’s United Kingdom operations is pounds sterling. The Operating Partnership translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in general partner’s equity and limited partners’ equity – common units. Upon sale or upon complete or substantially complete liquidation of the Operating Partnership's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity and limited partners’ equity – common units.

7.     REAL ESTATE
The Company owns and operates industrial and office properties. The carrying value of these properties by type as of December 31, 2012 and 2011 is as follows (in thousands):

	Land	Building
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2012
Industrial properties	$445,721	$2,097,334	$2,543,055	$511,259
Office properties	454,780	2,256,099	2,710,879	658,771

2012 Total	$900,501	$4,353,433	$5,253,934	$1,170,030

2011
Industrial properties	$401,849	$1,878,520	$2,280,369	$453,576
Office properties	450,936	2,213,536	2,664,472	593,760

2011 Total	$852,785	$4,092,056	$4,944,841	$1,047,336
Depreciation expense was $140.6 million in 2012, $144.3 million in 2011 and $147.3 million in 2010.
Information on the operating properties the Company sold during the years ended December 31, 2012 and 2011 is as follows:
2012 Sales

	Number of	Leaseable
Reportable Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	3	308,344	$23,300
Lehigh/Central PA	1	45,000	2,025
Northeast - Other	8	632,758	49,386
Central	20	996,115	69,861
South	18	1,055,840	83,888
Total	50	3,038,057	$228,460

2011 Sales

	Number of	Leaseable
Reportable Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	1	35,212	$3,882
Lehigh/Central PA	32	1,422,501	124,000
Northeast - Other	2	91,698	11,351
Central	6	919,480	71,301
South	21	1,750,489	154,656
Total	62	4,219,380	$365,190

8.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Listed below are the unconsolidated joint ventures in which the Company has a noncontrolling interest. The Company receives fees from these joint ventures for services it provides. These services include property management, leasing, development and administration. These fees are included in interest and other income in the accompanying consolidated statements of comprehensive income. The Company may also receive a promoted interest if certain return thresholds are met.
Liberty Venture I, LP
As of December 31, 2012, the Company had a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company's Northeast-Other reportable segment.
As of December 31, 2012, the joint venture owned 23 industrial properties totaling 3.1 million square feet and 43 acres of developable land.
The Company recognized $619,000, $614,000 and $611,000 in fees for services during the years ended December 31, 2012, 2011 and 2010, respectively.
Kings Hill Unit Trust
As of December 31, 2012, the Company had a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2012, the joint venture owned five industrial properties and 10 office properties totaling 532,000 square feet.
The Company had notes receivable from Kings Hill Unit Trust for an aggregate of $14.4 million and $13.3 million as of December 31, 2012 and 2011, respectively. The notes receivable bear interest at rates of 2% to 10% and are due in January 2017. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $109,000 and $137,000 as of December 31, 2012 and 2011, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.
The Company had prepaid rent with Kings Hill Unit Trust for $46,000 and $56,000 as of December 31, 2012 and 2011, respectively. This related party asset is reflected in the prepaid expenses and other assets in the Company's consolidated balance sheets.
Income from fees and interest was $333,000, $427,000 and $465,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

The joint venture is in technical, non-monetary default of its mortgage loan. Discussions with the lender regarding remedies are ongoing.

Liberty Illinois, LP
As of December 31, 2012, the Company had a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company's Central reportable segment.
As of December 31, 2012, the joint venture owned 15 industrial properties totaling 5.1 million square feet and 335 acres of developable land.
The Company recognized $655,000, $635,000 and $596,000 in fees for services during the years ended December 31, 2012, 2011 and 2010, respectively.
Blythe Valley JV Sarl
As of December 31, 2012, the Company had a 20% interest in Blythe Valley JV Sarl, an entity engaged in the ownership of office properties in the West Midlands, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2012, the joint venture owned 12 office properties totaling 457,000 square feet and 98 acres of developable land.
The Company had a receivable from Blythe Valley JV Sarl for $127,000 and $151,000 as of December 31, 2012 and 2011, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.
The Company recognized $355,000, $335,000 and $316,000 in fees for services during the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012 the joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.6 million and is reflected in equity in (loss) earnings of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income.
Liberty Washington, LP
As of December 31, 2012, the Company had a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Northern Virginia and Washington, D.C. This joint venture is part of the Company's Metro reportable segment.
As of December 31, 2012, the joint venture owned 25 office properties totaling 2.6 million square feet and six acres of developable land.
The Company had a payable to Liberty Washington, LP for $223,000 as of December 31, 2011. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets. There was no payable as of December 31, 2012.
The Company had a receivable from Liberty Washington, LP as of both December 31, 2012 and 2011 for $1.2 million. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $4.5 million, $4.0 million and $4.0 million in interest and fees for services during the years ended December 31, 2012, 2011 and 2010, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
As of December 31, 2012, the Company had a 20% interest in Liberty/Commerz 1701 JFK Boulevard, LP ("Liberty/Commerz"), an entity engaged in the ownership of a 1.25 million square foot office tower in Philadelphia, Pennsylvania. This joint venture is part of the Company's Metro reportable segment.
The Company had a receivable from this joint venture for $266,000 and $2.2 million as of December 31, 2012 and 2011, respectively. This related party receivable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from this joint venture for $175,000 as of December 31, 2012. This related party receivable is reflected in prepaid expenses and other assets in the Company's consolidated balance sheets. Additionally, the Company had a receivable from this joint venture for $204,000 and $272,000 as of December 31, 2012 and 2011, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.

The Company recognized $2.2 million, $2.1 million and $2.0 million in fees for services during the years ended December 31, 2012, 2011, and 2010 respectively.
Other Joint Ventures
As of December 31, 2012, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has four operating properties and an investment in land held for development and is part of the Company's South reportable segment. One of these joint ventures has one operating property and an investment in land held for development and is part of the Company's United Kingdom reportable segment. The final joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company's United Kingdom reportable segment. As of December 31, 2012 and 2011, the Company had a $3.0 million note payable due to this joint venture. The note payable is interest free and is due upon written notice from the joint venture.
The Company's share of each of the joint venture's earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
Summary Financial Data
The condensed balance sheets as of December 31, 2012 and 2011 and condensed statements of income for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty/Commerz and the other unconsolidated joint ventures for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):
Condensed Balance Sheets:

	December 31, 2012
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Real estate assets	$129,296	$193,628	$259,786	$124,204	$929,790	$494,045	$69,680	$2,200,429
Accumulated depreciation	(28,849)	(22,666)	(36,978)	(23,764)	(116,072)	(69,572)	(6,853)	(304,754)
Real estate assets, net	100,447	170,962	222,808	100,440	813,718	424,473	62,827	1,895,675
Land held for development	2,760	—	42,734	38,683	2,000	—	23,193	109,370
Other assets	9,845	13,736	14,974	10,934	62,647	50,638	14,294	177,068
Total assets	$113,052	$184,698	$280,516	$150,057	$878,365	$475,111	$100,314	$2,182,113

Debt	$73,426	$117,308	$140,400	$192,803	$341,804	$324,000	$43,946	$1,233,687
Other liabilities	3,754	77,832	7,675	80,326	21,989	9,257	6,173	207,006
Equity	35,872	(10,442)	132,441	(123,072)	514,572	141,854	50,195	741,420
Total liabilities and equity	$113,052	$184,698	$280,516	$150,057	$878,365	$475,111	$100,314	$2,182,113

Company's net investment in
unconsolidated joint ventures (1)	$8,205	$10,341	$21,331	$—	$76,965	$27,305	$24,874	$169,021

	December 31, 2011
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Real estate assets	$126,996	$183,097	$256,441	$192,847	$917,879	$493,737	$68,363	$2,239,360
Accumulated depreciation	(25,466)	(18,510)	(30,633)	(18,781)	(93,569)	(55,588)	(5,242)	(247,789)
Real estate assets, net	101,530	164,587	225,808	174,066	824,310	438,149	63,121	1,991,571
Land held for development	2,760	—	42,670	36,868	2,000	—	14,929	99,227
Other assets	10,386	11,528	12,667	10,640	58,125	51,043	24,852	179,241
Total assets	$114,676	$176,115	$281,145	$221,574	$884,435	$489,192	$102,902	$2,270,039

Debt	$74,651	$112,835	$140,400	$184,436	$349,234	$324,000	$44,691	$1,230,247
Other liabilities	3,291	71,539	6,683	73,737	23,995	11,069	8,204	198,518
Equity	36,734	(8,259)	134,062	(36,599)	511,206	154,123	50,007	841,274
Total liabilities and equity	$114,676	$176,115	$281,145	$221,574	$884,435	$489,192	$102,902	$2,270,039

Company's net investment in
unconsolidated joint ventures (1)	$8,428	$9,634	$21,348	$3,663	$74,893	$31,615	$25,106	$174,687

(1)
Differences between the Company's net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture are primarily a result of impairments related to the Company's investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. These adjustments have resulted in an aggregate difference reducing the Company's investments in unconsolidated joint ventures by $28.5 million and $42.7 million as of December 31, 2012 and 2011, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

Condensed Statements of Operations:

	Year Ended December 31, 2012
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$15,328	$15,642	$22,156	$14,278	$81,128	$62,484	$7,481	$218,497
Operating expense	5,277	4,237	8,093	3,921	27,901	22,935	2,392	74,756
	10,051	11,405	14,063	10,357	53,227	39,549	5,089	143,741

Interest	(5,402)	(6,520)	(8,348)	(12,130)	(21,260)	(20,501)	(2,989)	(77,150)
Depreciation and amortization	(3,930)	(3,731)	(7,395)	(4,148)	(28,749)	(15,411)	(1,885)	(65,249)
Other income/(expense)	40	(160)	31	211	149	(80)	21	212
Impairment	—	—	—	(77,026)	—	—	—	(77,026)
Net income (loss)	$759	$994	$(1,649)	$(82,736)	$3,367	$3,557	$236	$(75,472)

Company's equity in earnings (loss)
of unconsolidated joint ventures	$306	$352	$106	$(5,610)	$3,243	$1,304	$(382)	$(681)

	Year Ended December 31, 2011
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$17,008	$16,389	$20,245	$13,950	$76,811	$62,225	$7,212	$213,840
Operating expense	5,912	3,372	8,055	3,942	27,074	20,575	1,869	70,799
	11,096	13,017	12,190	10,008	49,737	41,650	5,343	143,041

Interest	(5,472)	(5,979)	(8,348)	(14,991)	(22,998)	(20,445)	(3,169)	(81,402)
Depreciation and amortization	(4,088)	(4,219)	(7,342)	(4,951)	(28,618)	(15,494)	(1,793)	(66,505)
Other income/(expense)	985	(511)	(56)	(191)	125	(2,046)	(509)	(2,203)
Gain (loss) on sale	1,515	—	—	(1,605)	—	—	1,253	1,163
Net income (loss)	$4,036	$2,308	$(3,556)	$(11,730)	$(1,754)	$3,665	$1,125	$(5,906)

Company's equity in earnings (loss) of
unconsolidated joint ventures	$1,212	$637	$(394)	$(1,898)	$1,889	$1,314	$736	$3,496

	Year Ended December 31, 2010
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$17,089	$15,980	$20,160	$13,270	$72,824	$61,444	$7,276	$208,043
Operating expense	7,352	2,471	7,782	3,401	25,614	21,417	1,271	69,308
	9,737	13,509	12,378	9,869	47,210	40,027	6,005	138,735

Interest	(5,879)	(3,078)	(7,966)	(14,783)	(20,486)	(20,445)	(3,485)	(76,122)
Depreciation and amortization	(5,099)	(4,197)	(7,051)	(5,315)	(29,132)	(15,479)	(1,979)	(68,252)
Other income/(expense)	11	(564)	(48)	(289)	165	(781)	20	(1,486)
Net (loss) income	$(1,230)	$5,670	$(2,687)	$(10,518)	$(2,243)	$3,322	$561	$(7,125)

Company's equity in (loss) earnings
of unconsolidated joint ventures	$(107)	$1,317	$(174)	$(1,980)	$1,624	$1,157	$459	$2,296
9.     DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011

Deferred leasing costs	$205,300	$185,952
Deferred financing costs	39,942	40,885
In-place lease value and related intangible asset	32,709	26,334
	277,951	253,171
Accumulated amortization	(136,706)	(123,557)
Total	$141,245	$129,614

10.     INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under a credit facility. The weighted average interest rates for the years ended December 31, 2012, 2011 and 2010 were 5.3%, 5.8% and 6.2%, respectively. Interest costs during the years ended December 31, 2012, 2011 and 2010 in the amount of $9.9 million, $3.0 million and $929,000, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2012, 2011 and 2010 was $132.2 million, $134.3 million and $145.8 million, respectively.

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading "Credit Facility." As of December 31, 2012, the Company was in compliance with all financial covenants.
The scheduled principal amortization and maturities of the Company's mortgage loans, unsecured notes outstanding and the Credit Facility (as defined below) and the related weighted average interest rates at December 31, 2012 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate

2013	$5,438	$4,506	$—	$—	$9,944	5.59%
2014	6,492	2,696	200,000	—	209,188	5.66%
2015	6,107	44,469	316,000	92,000	458,576	4.35%
2016	4,964	182,318	300,000	—	487,282	6.10%
2017	3,832	2,349	296,543	—	302,724	6.60%
2018	1,821	—	100,000	—	101,821	7.45%
2019	1,811	3,121	—	—	4,932	3.55%
2020	1,749	2,995	350,000	—	354,744	4.74%
2021	1,654	—	—	—	1,654	4.76%
2022 and thereafter	24,586	1,947	700,000	—	726,533	3.84%
	$58,454	$244,401	$2,262,543	$92,000	$2,657,398	5.06%
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2013 to 2033 are collateralized by and in some instances cross-collateralized by properties with a net book value of $517.9 million as of December 31, 2012.
The interest rates on $2,549.4 million of mortgage loans and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.0 years.
Credit Facility

The Company has maintained an unsecured credit facility throughout 2010, 2011 and 2012. During that period the Company has replaced, restated and amended its credit facility. This activity has resulted in changes to due dates, borrowing costs and covenant calculations. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company's present ratings, borrowings under the Credit Facility are priced at LIBOR plus 107.5 basis points. The Credit Facility expires in November 2015 and has a one-year extension option at the Company's option, subject to the payment of a stated fee. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $92.0 million of borrowings outstanding as of December 31, 2012 was 1.11%. There is also a 20 basis point annual facility fee on the current borrowing capacity. The Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
Activity

In February 2012, the Company closed on a mortgage with $45.0 million of available funds bearing interest at 4.84%. As of December 31, 2012, there was $34.6 million outstanding on this loan. The net proceeds from this mortgage were used for construction costs on a property under development.

In June 2012, the Company issued $400 million of 4.125% senior unsecured notes due 2022. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

In August 2012, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $230.1 million of 10-year, 6.375% senior unsecured notes due August 2012.

In December 2012, the Company issued $300 million of 3.375% senior unsecured notes due 2023. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

During the year ended December 31, 2011, the Company used proceeds from its Credit Facility together with available cash on hand to repay $246.5 million principal value of 7.25% senior notes.
During the year ended December 31, 2010, the Company used available cash and proceeds from its Credit Facility to repay $119.3 million principal value of mortgage loans. The weighted average interest rate of these loans as of March 31, 2010 was 7.3%. The Company incurred a $1.2 million prepayment penalty and wrote off $936,000 in deferred financing costs in conjunction with the prepayment of these loans. These costs are included as interest expense in the accompanying consolidated statements of comprehensive income.
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
11.     LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$484,139
2014	419,214
2015	356,517
2016	290,852
2017	225,650
Thereafter	647,912
TOTAL	$2,424,284
In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of comprehensive income.
12.     NONCONTROLLING INTEREST - OPERATING PARTNERSHIP / LIMITED PARTNERS' EQUITY - PREFERRED UNITS
As of December 31, 2012, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are callable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash. The preferred units are not convertible or exchangeable into any other securities.
In addition to the units listed above, during the year ended December 31, 2011, the Company issued 362,369 Series I-1 preferred units for $9.1 million. These units were redeemed by the holder prior to December 31, 2011.
Preferred distributions related to the Series I units were $471,000 and $57,000 for the years ended December 31, 2012 and December 31, 2011, respectively.

13.     SHAREHOLDERS' EQUITY - TRUST
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $229.7 million, $226.0 million and $222.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. On a per share basis, the Company paid common share and common unit distributions of $1.90 during each of the years ended December 31, 2012, 2011 and 2010.
The following unaudited table summarizes the taxability of common share distributions (taxability for 2012 is estimated):

	2012	2011	2010

Ordinary dividend	$1.5036	$1.4300	$1.4812
Qualified dividend	—	—	—
Capital gain - 15%	—	0.1708	—
IRC Sec 1250 unrecapture gain - 25%	0.0164	0.2992	0.0128
Return of capital	0.3800	—	0.4060

Total	$1.9000	$1.9000	$1.9000
The Company's tax return for the year ended December 31, 2012 has not been filed. The taxability information presented for the 2012 distributions is based upon the best available data. The Company's prior federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Common Shares Held in Treasury
The Company has a share repurchase plan under which the Company may purchase up to $100 million of the Company's common shares and preferred shares (as defined below).
The Company purchased no common shares under the share repurchase plan during 2012, 2011 or 2010.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2012 have the same economic characteristics as common shares of the Trust. The 3,713,851 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,713,851 outstanding common units based on the closing price of the common shares of the Company at December 31, 2012 was $132.9 million.
No common units were issued in connection with acquisitions during 2012, 2011 or 2010.
Preferred units
In addition to the preferred units identified above (see Note 12), as of December 31, 2012, the Trust had outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Equity Preferred Units”):

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

During the year ended December 31, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par. In connection with these redemptions, during the year ended December 31, 2012, the Company recognized a $3.7 million net gain relating to the excess of preferred unit carrying amount over redemption price net of certain costs.
The Company paid the following Equity Preferred Unit distributions for the years ended December 31:

	2012	2011	2010
Distributions (in millions)	$9.9	$21.0	$21.0
Distribution per unit:
Series B	$0.45	$1.86	$1.86
Series E	$3.50	$3.50	$3.50
Series F	$1.43	$3.33	$3.33
Series G	$3.35	$3.35	$3.35
Series H	$0.77	$1.85	$1.85
As of December 31, 2012, the Company had 14,723,000 authorized but unissued preferred shares.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2012, 2011, and 2010, 1,037,712, 1,181,776, and 915,363 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity. The Company did not sell any common shares pursuant to a continuous offering program during 2012, 2011 or 2010.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.

14.     OWNERS' EQUITY - OPERATING PARTNERSHIP

Common Units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of December 31, 2012 have the same economic characteristics as common shares of the Trust. The 3,713,851 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,713,851 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,713,851 outstanding common units at December 31, 2012 based on the closing price of the common shares of the Company at December 31, 2012 was $132.9 million.

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

During the year ended December 31, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par. In connection with these redemptions, during the year ended December 31, 2012, the Company recognized a $3.7 million net gain relating to the excess of preferred unit carrying amount over redemption price net of certain costs.
The Operating Partnership paid the following Equity Preferred Unit distributions for the years ended December 31:

	2012	2011	2010
Distributions (in millions)	$9.9	$21.0	$21.0
Distribution per unit:
Series B	$0.45	$1.86	$1.86
Series E	$3.50	$3.50	$3.50
Series F	$1.43	$3.33	$3.33
Series G	$3.35	$3.35	$3.35
Series H	$0.77	$1.85	$1.85
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity. The Company did not sell any common shares pursuant to a continuous offering program during 2012, 2011 or 2010.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.
15.     EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to 3% of the employees' salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $865,000, $768,000 and $788,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
16.     SHARE BASED COMPENSATION
Compensation Plans
The Company has a share-based compensation plan (the "Plan") which is utilized to compensate key employees, non-employee trustees and consultants. In addition, the Company has a 2008 Long-Term Incentive Plan (the "2008 Plan") which is applicable to the Company's executive officers. Pursuant to both the Plan and the 2008 Plan, grants of stock options, restricted shares and restricted stock units have been made. The Company has authorized the grant of shares and options under the Plan and the 2008 Plan of up to 21.1 million common shares of the Company.

Options
All options granted have 10-year terms and most options vest and are expensed over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $1.7 million and $2.0 million, respectively.
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.1%	2.1%	2.3%
Dividend yield	5.7%	6.1%	7.6%
Historical volatility factor	0.377	0.366	0.357
Weighted-average expected life	5 years	5 years	5 years
The historical volatility factor is based on the Company's historical share prices. The weighted-average expected life is based on the contractual term of the options as well as the historical periods held before exercise.
A summary of the Company's share option activity and related information for the year ended December 31, 2012 follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding January 1, 2012	3,311	$33.37
Granted	257	34.77
Exercised	(841)	27.21
Expired	(65)	31.33
Outstanding December 31, 2012	2,662	$35.50
Exercisable at December 31, 2012	1,974	$36.14
The weighted average fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $6.55, $6.17 and $5.00, respectively. Exercise prices for options outstanding as of December 31, 2012 ranged from $20.32 to $49.74. The weighted average remaining contractual life of the options outstanding and exercisable at December 31, 2012 was 5.4 years and 4.4 years, respectively.
During the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $5.9 million, $900,000 and $1.4 million, respectively. As of December 31, 2012, 905,000 of the options outstanding and exercisable had an exercise price higher than the closing price of the Company's common shares and are considered to have no intrinsic value at that date. As of December 31, 2012, 1,069,000 options outstanding and exercisable had an exercise price lower than the closing price of the Company's common shares. The aggregate intrinsic value of these options was $6.5 million at that date. The total cash received from the exercise of options for the years ended December 31, 2012, 2011 and 2010 was $22.9 million, $7.6 million and $8.5 million, respectively. The Company has historically issued new shares to satisfy share option exercises.
As of December 31, 2012, there was $652,000 of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.7 years.
Long Term Incentive Shares ("LTI")
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
During 2012, 2011 and 2010, the Company granted restricted stock units to the executive officers pursuant to the 2008 Plan. For the chief executive officer's 2012 award, a portion of the restricted stock units will vest up to 272% at the end of a 3-year period and a portion of the restricted stock units for the other executives, as well as the chief executive officer's 2010 and 2011 awards, will vest up to 200% at the end of a 3-year period. A portion ("First Portion") of the award vests based on whether the Company's total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 159% of the market value of a common share as of the grant date ("Market Value") for the chief executive officer and 127% of the Market Value for the other executives as of December 31, 2012. Prior to 2012, this calculation was the same for all executives and was 146% and 141% as of December 31 2011 and 2010, respectively, of the Market Value. The First Portion is amortized over the respective 3-year period subject to certain accelerated vesting due to the age and years of service of certain executive officers. Another portion ("Second Portion") of the award vests based on the Company's Funds from operations. Targets are established for each of the 3 years in the relevant award period. Depending on how each year's performance compares to the projected performance for that year, the restricted stock units are deemed earned and will vest at the end of the award period. The fair value of the Second Portion is based on the market value of a common share as of the grant date and is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that is anticipated to occur at those dates also subject to certain accelerated vesting provisions as described above.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2012, 2011 and 2010 were $8.7 million, $8.2 million and $6.6 million, respectively.
The Company's restricted LTI share activity for the year ended December 31, 2012 is as follows:

	Shares (000s)	Weighted Avg. Grant Date Fair value
Nonvested at January 1, 2012	745	$29.86
Granted	417	34.61
Vested	(312)	23.99
Forfeited	(1)	33.93
Nonvested at December 31, 2012	849	$34.35
The weighted average fair value of restricted shares granted during the years ended December 31, 2012, 2011 and 2010 was $34.61 per share, $33.62 per share and $32.65 per share, respectively. As of December 31, 2012, there was $12.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of restricted shares vested during the years ended December 31, 2012, 2011 and 2010 was $7.5 million, $6.2 million and $3.9 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash ("Bonus Shares"). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2012, 2011 and 2010 were 80,573, 85,471 and 60,238, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2012, 2011 and 2010 was $2.9 million, $2.8 million and $2.0 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of cash contributions to an investment account depending on Company performance. Prior to 2011, these contributions were made in Company shares. Shares issued in conjunction with the profit sharing plan for the year ended December 31, 2010 was 17,769 shares. Compensation cost related to the profit sharing plan for the years ended December 31, 2012, 2011 and 2010 was $564,000, $868,000 and $387,000 respectively.
An additional 7,156,179, 7,899,926 and 8,365,493 common shares were reserved for issuance for future grants under the Plan and the 2008 Plan at December 31, 2012, 2011 and 2010, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan ("ESPP"). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee's salary, at a 15% discount to fair market value. There were 18,611, 18,818 and 19,043 shares issued, in accordance with the ESPP, during the years ended December 31, 2012, 2011 and 2010, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2012, 2011 and 2010 was $99,000, $67,000 and $78,000, respectively.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2012, were as follows (in thousands):

Year	Amount
2013	$163
2014	158
2015	153
2016	153
2017	153
2018 though 2054	5,085
Total	$5,865

Operating ground lease expense incurred by the Company during the years December 31, 2012, 2011 and 2010 totaled $162,000, $219,000 and $486,000, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of December 31, 2012 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of December 31, 2012, the Company had letter of credit obligations of $4.9 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of December 31, 2012, the Company had 10 buildings under development. These buildings are expected to contain a total of 3.4 million square feet of leaseable space and represent an anticipated aggregate investment of $315.7 million. At December 31, 2012, Development in Progress totaled $248.6 million. In addition, as of December 31, 2012, the Company invested $7.6 million in deferred leasing costs related to these development buildings. Also, the Company had a signed commitment for a build-to-suit development not yet commenced for $54.6 million.
As of December 31, 2012, the Company was committed to $4.5 million in improvements on certain land parcels.
As of December 31, 2012, the Company was obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $27.3 million.
As of December 31, 2012, the Company was committed to $34.0 million in future land purchases.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

18.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2012 and 2011 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2012	2012	2012	2012	2011	2011	2011 (2)	2011

Operating revenue	$176,227	$171,727	$168,567	$169,031	$168,704	$165,192	$163,948	$165,397
Income from continuing operations	32,178	31,742	34,460	35,450	34,387	35,889	38,987	30,798
Discontinued operations	8,392	(1,845)	3,221	4,153	6,858	5,792	53,854	4,145
Net income	40,570	29,897	37,681	39,603	41,245	41,681	92,841	34,943
Income per common share - basic (1)	0.33	0.24	0.29	0.32	0.30	0.31	0.74	0.25
Income per common share - diluted (1)	0.32	0.24	0.29	0.32	0.30	0.31	0.74	0.25

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

(2)	Includes gain on sale included in discontinued operations of $50.2 million.

19.     SEGMENT INFORMATION
The Company operates its portfolio of industrial and office properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. The following are considered the Company's reportable segments.

REGIONS	MARKETS

Northeast	Southeastern PA; Lehigh/Central PA; New Jersey; Maryland
Central	Minnesota; Chicago/Milwaukee; Houston; Arizona
South	Richmond/Hampton Roads; Carolinas; Jacksonville; Orlando; South Florida; Tampa
Metro	Philadelphia; Metro Washington, D.C.
United Kingdom	County of Kent; West Midlands; Cambridge
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

The operating information by reportable segment is as follows (in thousands):

	Year ended
	December 31,
	2012	2011	2010
Operating revenue
Northeast - Southeastern PA	$169,645	$174,063	$181,412
Northeast - Lehigh / Central PA	96,804	99,311	103,802
Northeast - Other	62,823	70,582	74,660
Central	120,316	126,268	125,501
South	209,656	222,004	232,071
Metro	33,360	28,578	28,617
United Kingdom	4,694	4,408	4,211
Segment-level operating revenue	697,298	725,214	750,274

Reconciliation to total operating revenues
Discontinued operations	(12,203)	(62,181)	(98,090)
Other	457	208	(175)
Total operating revenue	$685,552	$663,241	$652,009

Net operating income
Northeast - Southeastern PA	$98,729	$101,982	$108,593
Northeast - Lehigh / Central PA	65,566	64,786	66,632
Northeast - Other	31,711	35,017	37,234
Central	63,765	68,114	70,386
South	126,281	132,703	136,135
Metro	23,435	19,370	20,713
United Kingdom	(257)	(178)	243
Segment-level net operating income	409,230	421,794	439,936

Reconciliation to income from continuing operations
Interest expense (1)	(123,146)	(131,046)	(149,704)
Depreciation/amortization expense (2)	(104,643)	(106,487)	(109,265)
Gain on property dispositions	4,123	5,025	4,238
Equity in (loss) earnings of unconsolidated joint ventures	(681)	3,496	2,296
General and administrative expense (2)	(40,831)	(36,140)	(32,805)
Discontinued operations excluding gain on property dispositions	(2,538)	(10,067)	(16,378)
Income taxes (2)	(874)	(841)	(1,606)
Other	(6,810)	(5,673)	(6,572)
Income from continuing operations	$133,830	$140,061	$130,140

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

The Company's operating revenue by product type and by reportable segment for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Industrial	Office	Total	Industrial	Office	Total	Industrial	Office	Total
Northeast - Southeastern PA	$28,604	$141,041	$169,645	$29,290	$144,773	$174,063	$30,515	$150,897	$181,412
Northeast - Lehigh / Central PA	94,440	2,364	96,804	93,193	6,118	99,311	91,826	11,976	103,802
Northeast - Other	16,473	46,350	62,823	18,369	52,213	70,582	20,862	53,798	74,660
Central	67,283	53,033	120,316	61,370	64,898	126,268	57,438	68,063	125,501
South	93,346	116,310	209,656	91,439	130,565	222,004	95,123	136,948	232,071
Metro	8,356	25,004	33,360	7,817	20,761	28,578	7,591	21,026	28,617
United Kingdom	1,307	3,387	4,694	1,288	3,120	4,408	1,263	2,948	4,211
	$309,809	$387,489	697,298	$302,766	$422,448	725,214	$304,618	$445,656	750,274
Reconciliation to total operating revenue
Discontinued operations			(12,203)			(62,181)			(98,090)
Other			457			208			(175)
Total operating revenue			$685,552			$663,241			$652,009

The Company's total assets by reportable segment as of December 31, 2012 and 2011 is as follows (in thousands):

		As of December 31,
		2012	2011
Total assets
	Northeast - Southeastern PA	$816,437	$842,779
	Northeast - Lehigh / Central PA	780,182	716,772
	Northeast - Other	388,446	424,005
	Central	1,073,631	991,776
	South	1,455,805	1,448,849
	Metro	478,835	383,725
	United Kingdom	138,025	144,558
	Other	46,610	37,209
Total assets		$5,177,971	$4,989,673

The Company's real estate assets by reportable segment as of December 31, 2012 and 2011 is as follows (in thousands):

		As of December 31,
		2012	2011
Real estate assets
	Northeast - Southeastern PA	$752,423	$771,022
	Northeast - Lehigh / Central PA	742,464	677,519
	Northeast - Other	358,957	355,022
	Central	1,002,663	843,844
	South	1,375,498	1,288,907
	Metro	313,964	227,931
	United Kingdom	44,861	41,483
Total real estate assets		$4,590,830	$4,205,728

The Company incurred the following costs related to its long-lived assets for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Costs incurred on long-lived assets
Northeast - Southeastern PA	$11,577	$14,851	$9,567
Northeast - Lehigh / Central PA	86,245	66,472	26,139
Northeast - Other	10,943	9,232	11,974
Central	173,142	119,654	28,042
South	129,705	123,833	53,192
Metro	94,295	98,193	428
United Kingdom	6,110	4,838	4,805
Total costs incurred on long-lived assets	$512,017	$437,073	$134,147

20.     ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
The operating results and gain on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of income as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $228.5 million, $365.2 million and $29.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
A summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates is as follows (in thousands):

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Revenues	$12,203	$62,181	$98,090
Operating expenses	(5,551)	(27,838)	(40,787)
Interest and other income	36	325	370
Interest expense	(3,516)	(10,328)	(16,753)
Depreciation and amortization	(634)	(14,273)	(24,542)
Income before property dispositions	2,538	10,067	16,378
Gain on property dispositions	11,383	60,582	6,857
Net income	$13,921	$70,649	$23,235
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale to the sum of total net assets plus consolidated debt.
Asset Impairment
During the years ended December 31, 2012, 2011 and 2010, the Company recognized impairment losses of $6.9 million, $7.8 million and $957,000, respectively. The impairment losses are for operating properties or land parcels and were in the reportable segments and for the amounts as indicated below (amounts in thousands):

	Year Ended December 31,
Reportable Segment	2012	2011		2010
Southeastern PA	$1,699	$—		$(52)	(1)
Lehigh/Central PA	—	—		—
Northeast - Other	29	538		—
Central	566	5,990		511
South	11	1,331		121
Metro	—	(30)	(1)	377
United Kingdom	4,597	—		—
Total	$6,902	$7,829		$957
(1) Represents recovery of estimated sales costs on properties sold.
For the year ended December 31, 2012, $2.3 million in impairments related to properties sold were included in the caption discontinued operations in the Company's consolidated statements of comprehensive income and $4.6 million in impairment was included in the caption equity in (loss) earnings of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2011, $7.9 million in impairments related to properties sold were included in the caption discontinued operations in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2010, $579,000 in impairment related to properties sold was included in the caption discontinued operations in the Company's consolidated statements of comprehensive income and $378,000 in impairment was included in the caption gain on property dispositions in the Company's consolidated statements of comprehensive income. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level 1 input according to the fair value hierarchy established in ASC 820) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2012.
21.     SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Write-off of fully depreciated/amortized property and deferred costs	$31,069	$16,591	$35,658
Write-off of depreciated property and deferred costs due to sale	106,698	110,414	12,715
Write-off of preferred units costs due to redemption	2,806	—	—
Assumption of mortgage loans in connection with the acquisition of properties	(12,537)	—	(2,833)
Equity contribution from consolidated joint venture partner	—	3,500	—
Issuance of preferred units	—	16,597	—

Amounts paid in cash for deferred leasing costs incurred in connection with signed leases with tenants are paid in conjunction with improving (acquiring) property, plant and equipment. Such costs are not contained within net real estate. However, they are integral to the completion of a tenant lease and ultimately are related to the improvement and thus the value of the Company’s property, plant and equipment. They are therefore included in investing activities in the Company’s consolidated statements of cash flows.

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—		$5,813,324	$18,874,059	$4,694,290	$5,816,839	$23,564,834	$29,381,673	$3,784,213	2005	5 - 40
200 Boulder Drive	Allentown, PA	—		4,722,683	18,922,645	440,557	4,722,683	19,363,202	24,085,885	4,118,610	2004	5 - 40
250 Boulder Drive	Allentown, PA	—		3,599,936	12,099,145	2,149,322	3,717,733	14,130,670	17,848,403	3,311,315	2004	5 - 40
400 Nestle Way	Allentown, PA			8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	12,132,001	1997	5 - 40
650 Boulder Drive	Allentown, PA	—	*	5,208,248	—	31,718,180	9,961,788	26,964,640	36,926,428	6,754,934	2002	5 - 40
651 Boulder Drive	Allentown, PA	—		4,308,646	—	17,435,618	4,308,646	17,435,618	21,744,264	5,823,659	2000	5 - 40
700 Nestle Way	Allentown, PA	—	*	3,473,120	—	20,110,683	4,174,970	19,408,833	23,583,803	8,225,644	1998	5 - 40
705 Boulder Drive	Allentown, PA	—	*	10,594,027	—	28,618,782	10,596,767	28,616,042	39,212,809	7,614,993	2001	5 - 40
7165 Ambassador Drive	Allentown, PA	—		792,999	—	4,533,868	804,848	4,522,019	5,326,867	1,447,189	2002	5 - 40
7248 Industrial Boulevard	Allentown, PA	—		2,670,849	13,307,408	4,423,128	2,670,673	17,730,712	20,401,385	6,688,975	1988	5 - 40
7339 Industrial Boulevard	Allentown, PA	—		1,187,776	—	6,867,470	1,197,447	6,857,799	8,055,246	3,083,115	1996	5 - 40
7437 Industrial Boulevard	Allentown, PA	—		717,488	5,022,413	3,099,066	726,651	8,112,316	8,838,967	4,189,178	1976	5 - 40
794 Roble Road	Allentown, PA	—		1,147,541	6,088,041	1,183,791	1,147,541	7,271,832	8,419,373	3,257,885	1985	5 - 40
8014 Industrial Boulevard	Allentown, PA	—	*	4,019,258	—	9,880,091	3,645,117	10,254,232	13,899,349	4,127,812	1999	5 - 40
8150 Industrial Boulevard	Allentown, PA	—		2,564,167	—	8,388,830	2,571,466	8,381,531	10,952,997	2,336,861	2002	5 - 40
8250 Industrial Boulevard	Allentown, PA	—	*	1,025,667	—	5,339,263	1,035,854	5,329,076	6,364,930	1,600,657	2002	5 - 40
8400 Industrial Boulevard	Allentown, PA	—		6,725,948	—	27,079,140	7,521,211	26,283,877	33,805,088	4,604,798	2005	5 - 40
6330 Hedgewood Drive	Allentown, PA	—		531,268	—	5,331,744	532,047	5,330,965	5,863,012	3,071,554	1988	5 - 40
6350 Hedgewood Drive	Allentown, PA	—		360,027	—	4,028,297	560,691	3,827,633	4,388,324	2,008,649	1989	5 - 40
6370 Hedgewood Drive	Allentown, PA	—		540,795	—	3,869,825	541,459	3,869,161	4,410,620	1,825,426	1990	5 - 40
6390 Hedgewood Drive	Allentown, PA	—		707,203	—	2,943,701	707,867	2,943,037	3,650,904	1,549,064	1990	5 - 40
6520 Stonegate Drive	Allentown, PA	—		453,315	—	1,693,787	484,361	1,662,741	2,147,102	846,135	1996	5 - 40
6540 Stonegate Drive	Allentown, PA	—		422,042	—	3,967,718	422,730	3,967,030	4,389,760	2,433,957	1988	5 - 40
6560 Stonegate Drive	Allentown, PA	—		458,281	—	2,805,111	458,945	2,804,447	3,263,392	1,773,524	1989	5 - 40
6580 Snowdrift Road	Allentown, PA	—		388,328	—	4,120,963	389,081	4,120,210	4,509,291	2,217,779	1988	5 - 40
7620 Cetronia Road	Allentown, PA	—		1,091,806	3,851,456	258,140	1,093,724	4,107,678	5,201,402	1,798,175	1990	5 - 40
180,190 Cochrane Drive	Annapolis, MD	—		3,670,256	—	23,130,884	3,752,293	23,048,847	26,801,140	12,525,279	1988	5 - 40
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	712,788	299,600	2,531,649	2,831,249	851,020	1985	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
74 West Broad Street	Bethlehem, PA	—		1,096,127	—	14,202,628	1,099,079	14,199,676	15,298,755	5,396,771	2002	5 - 40
10801 Nesbitt Avenue South	Bloomington, MN	—		784,577	—	5,010,219	786,382	5,008,414	5,794,796	1,159,283	2001	5 - 40
5705 Old Shakopee Road	Bloomington, MN	—		2,113,223	—	5,520,731	2,148,571	5,485,383	7,633,954	1,361,360	2001	5 - 40
5715 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	2,012,357	1,264,758	4,371,607	5,636,365	1,304,350	2002	5 - 40
5735 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	1,024,178	1,264,758	3,383,428	4,648,186	1,000,156	2002	5 - 40
5775 West Old Shakopee Road	Bloomington, MN	—		2,052,018	3,849,649	1,618,350	2,060,644	5,459,373	7,520,017	1,812,297	2002	5 - 40
6161 Green Valley Drive	Bloomington, MN	—		740,378	3,311,602	2,114,197	709,961	5,456,216	6,166,177	1,659,663	1992	5 - 40
6601-6625 W. 78th Street	Bloomington, MN	—		2,263,060	—	41,238,311	2,310,246	41,191,125	43,501,371	14,157,488	1998	5 - 40
750 Park of Commerce Boulevard	Boca Raton, FL	—		2,430,000	—	22,129,358	2,473,406	22,085,952	24,559,358	2,072,669	2007	5 - 40
777 Yamato Road	Boca Raton, FL	—		4,101,247	16,077,347	6,255,151	4,501,247	21,932,498	26,433,745	8,139,489	1987	5 - 40
951 Broken Sound Parkway	Boca Raton, FL	—		1,426,251	6,098,952	1,868,100	1,426,251	7,967,052	9,393,303	3,335,731	1986	5 - 40
1455 Remington Boulevard	Bolingbrook, IL	—		2,501,294	10,577,814	126,904	2,501,293	10,704,719	13,206,012	10,316	2012	5 - 40
400 Boulder Drive	Breinigsville, PA	—		—	—	13,358,721	2,865,575	10,493,146	13,358,721	2,202,785	2003	5 - 40
8201 Industrial Boulevard	Breinigsville, PA	—	*	2,089,719	—	8,328,910	2,222,168	8,196,461	10,418,629	1,418,477	2006	5 - 40
8500 Industrial Bouldvard	Breinigsville, PA	—		8,752,708	—	39,603,301	11,511,499	36,844,510	48,356,009	5,259,513	2007	5 - 40
860 Nestle Way	Breinigsville, PA	—		8,118,881	18,885,486	7,400,855	8,118,881	26,286,341	34,405,222	5,766,054	2004	5 - 40
602 Heron Drive	Bridgeport, NJ	—		524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	828,330	1996	5 - 40
1485 W. Commerce Avenue	Carlisle, PA	—		4,249,868	13,886,039	2,241,826	4,095,262	16,282,471	20,377,733	4,078,698	2004	5 - 40
95 Kriner Road	Chambersburg, PA	—		8,695,501	—	34,926,589	9,407,871	34,214,219	43,622,090	3,467,744	2006	5 - 40
9000 109th Street	Champlin, MN	—	*	1,251,043	11,322,978	340,017	1,251,043	11,662,995	12,914,038	500,838	2011	5 - 40
12810 Virkler Drive	Charlotte, NC	—		475,368	2,367,586	701,532	476,262	3,068,224	3,544,486	123,692	2010	5 - 40
2700 Hutchinson McDonald Road	Charlotte, NC	—		912,500	4,669,101	84,818	912,500	4,753,919	5,666,419	171,098	2011	5 - 40
2701 Hutchinson McDonald Road	Charlotte, NC	—		1,275,000	4,575,283	304,544	1,275,000	4,879,827	6,154,827	187,273	2011	5 - 40
2730 Hutchinson McDonald Road	Charlotte, NC	—		1,878,750	9,967,061	165,495	1,878,750	10,132,556	12,011,306	335,000	2011	5 - 40
2801 Hutchinson McDonald Road	Charlotte, NC	—		1,065,000	6,917,382	122,851	1,065,000	7,040,233	8,105,233	237,994	2011	5 - 40
3000 Crosspoint Center Lane	Charlotte, NC	—		1,831,250	10,639,164	334,261	1,831,250	10,973,425	12,804,675	386,970	2011	5 - 40
3005 Crosspoint Center Lane	Charlotte, NC	—		1,990,000	6,461,888	531,728	1,990,000	6,993,616	8,983,616	227,418	2011	5 - 40
4045 Perimeter West Drive	Charlotte, NC	—		1,418,928	6,873,797	632,732	1,418,928	7,506,529	8,925,457	336,446	2011	5 - 40
4047 Perimeter West Drive	Charlotte, NC	—		1,279,004	—	6,294,688	1,279,003	6,294,689	7,573,692	97,252	2011	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4525 Statesville Road	Charlotte, NC	—	841,250	5,215,795	74,264	837,144	5,294,165	6,131,309	180,087	2011	5 - 40
4835 Sirona Drive	Charlotte, NC	3,823,410	690,750	5,027,217	59,170	690,749	5,086,388	5,777,137	30,442	2012	5 - 40
4925 Sirona Drive	Charlotte, NC	3,816,899	603,003	4,807,150	161,860	603,002	4,969,011	5,572,013	30,229	2012	5 - 40
5033 Sirona Drive	Charlotte, NC	3,232,357	509,247	4,536,597	173,620	613,961	4,605,503	5,219,464	31,011	2012	5 - 40
8910 Pioneer Avenue	Charlotte, NC	—	527,873	4,884,419	121,513	527,873	5,005,932	5,533,805	150,394	2011	5 - 40
8916 Pioneer Avenue	Charlotte, NC	—	557,730	5,756,677	372,999	557,730	6,129,676	6,687,406	173,841	2011	5 - 40
1309 Executive Boulevard	Cheaspeake, VA	—	926,125	—	5,098,066	955,374	5,068,817	6,024,191	1,501,750	2001	5 - 40
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,160,743	970,151	5,190,592	6,160,743	1,014,774	2005	5 - 40
1305 Executive Boulevard	Chesapeake, VA	—	861,020	—	4,721,660	1,129,850	4,452,830	5,582,680	1,192,540	2002	5 - 40
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036	—	5,129,180	1,708,050	4,601,166	6,309,216	1,275,522	2002	5 - 40
500 Independence Parkway	Chesapeake, VA	—	864,150	4,427,285	660,242	866,609	5,085,068	5,951,677	1,188,988	2004	5 - 40
501 Independence Parkway	Chesapeake, VA	—	1,202,556	5,975,538	1,563,800	1,292,273	7,449,621	8,741,894	1,593,125	2005	5 - 40
505 Independence Parkway	Chesapeake, VA	—	1,292,062	6,456,515	1,167,659	1,292,254	7,623,982	8,916,236	1,559,011	2005	5 - 40
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	945,228	2,014,689	8,489,570	10,504,259	1,863,681	2005	5 - 40
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	11,321,991	1,562,903	11,286,391	12,849,294	1,010,996	2006	5 - 40
700 Independence Parkway	Chesapeake, VA	—	1,950,375	7,236,994	695,893	1,951,135	7,932,127	9,883,262	2,144,725	2004	5 - 40
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,868,622	2,746,455	8,126,242	10,872,697	2,013,211	2004	5 - 40
6200 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,828,691	1,295,000	3,491,796	4,786,796	987,855	2002	5 - 40
6210 Old Dobbin Lane	Columbia, MD	—	958,105	—	4,140,646	1,307,300	3,791,451	5,098,751	1,253,108	2002	5 - 40
6220 Old Dobbin Lane	Columbia, MD	—	3,865,848	—	7,741,067	3,166,951	8,439,964	11,606,915	1,469,750	2006	5 - 40
6240 Old Dobbin Lane	Columbia, MD	—	958,105	—	4,035,885	1,599,259	3,394,731	4,993,990	894,485	2000	5 - 40
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,626,552	1,295,000	3,289,657	4,584,657	1,060,463	2002	5 - 40
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	13,678,435	3,186,432	3,922,382	16,859,579	20,781,961	2,669,096	2006	5 - 40
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,876,157	341,663	4,909,466	5,251,129	2,180,837	1986	5 - 40
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	694,384	218,542	2,635,020	2,853,562	1,085,437	1986	5 - 40
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	675,071	243,791	2,839,165	3,082,956	1,133,196	1986	5 - 40
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	835,685	299,099	3,489,754	3,788,853	1,348,718	1988	5 - 40
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	836,994	266,684	3,203,895	3,470,579	1,169,811	1986	5 - 40
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	1,136,339	237,779	3,247,174	3,484,953	1,317,725	1988	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
9830 Patuxent Woods Drive	Columbia, MD	—		296,262	2,628,933	582,878	296,262	3,211,811	3,508,073	1,303,411	1,986	5 - 40
1250 Hall Court	Deer Park, TX	2,780,889		829,570	4,680,603	145,123	831,611	4,823,685	5,655,296	803,089	2,006	5 - 40
170 Parkway West	Duncan, SC	—		598,348	3,584,023	232,890	598,918	3,816,343	4,415,261	756,385	2,006	5 - 40
190 Parkway West	Duncan, SC	—		551,663	3,151,517	212,352	552,211	3,363,321	3,915,532	594,261	2,006	5 - 40
265 Parkway East	Duncan, SC	—		901,444	5,399,523	542,505	902,374	5,941,098	6,843,472	1,268,669	2,006	5 - 40
285 Parkway East	Duncan, SC	—		975,433	5,545,234	665,213	976,393	6,209,487	7,185,880	1,050,421	2,006	5 - 40
3169 Dodd Road	Eagan, MN	—		988,594	6,418,735	182,665	988,594	6,601,400	7,589,994	148,286	2,012	5 - 40
3255 Neil Armstrong Boulevard	Eagan, MN	—	*	1,131,017	—	3,368,614	1,103,860	3,395,771	4,499,631	1,190,350	1,998	5 - 40
3711 Kennebec Drive	Eagan, MN	—		999,702	3,656,866	388,608	999,702	4,045,474	5,045,176	217,136	2,011	5 - 40
10301-10305 West 70th Street	Eden Prairie, MN	—		120,622	1,085,226	412,373	118,300	1,499,921	1,618,221	642,974	1,984	5 - 40
10321 West 70th Street	Eden Prairie, MN	—		145,198	1,305,700	483,786	142,399	1,792,285	1,934,684	593,660	1,984	5 - 40
10333 West 70th Street	Eden Prairie, MN	—		110,746	995,868	297,812	108,610	1,295,816	1,404,426	568,175	1,984	5 - 40
10349-10357 West 70th Street	Eden Prairie, MN	—		275,903	2,481,666	523,647	270,584	3,010,632	3,281,216	1,260,673	1,985	5 - 40
10365-10375 West 70th Street	Eden Prairie, MN	—		291,077	2,618,194	564,092	285,464	3,187,899	3,473,363	1,285,920	1,985	5 - 40
10393-10394 West 70th Street	Eden Prairie, MN	—		269,618	2,423,318	1,003,242	264,419	3,431,759	3,696,178	1,348,124	1,985	5 - 40
10400 Viking Drive	Eden Prairie, MN	—		2,912,391	—	22,492,416	2,938,372	22,466,435	25,404,807	8,819,451	1,999	5 - 40
6321-6325 Bury Drive	Eden Prairie, MN	—		462,876	4,151,790	1,490,605	462,876	5,642,395	6,105,271	1,967,575	1,988	5 - 40
7075 Flying Cloud Drive	Eden Prairie, MN	—		10,232,831	10,855,851	53,337	10,243,977	10,898,042	21,142,019	1,590,745	2,007	5 - 40
7078 Shady Oak Road	Eden Prairie, MN	—		343,093	3,085,795	1,500,861	336,481	4,593,268	4,929,749	1,641,183	1,985	5 - 40
7400 Flying Cloud Drive	Eden Prairie, MN	—		195,982	1,762,027	1,656,743	773,243	2,841,509	3,614,752	933,527	1,987	5 - 40
7615 Smetana Lane	Eden Prairie, MN	—		1,011,517	—	8,433,375	3,000,555	6,444,337	9,444,892	2,145,416	2,001	5 - 40
7625 Smetana Lane	Eden Prairie, MN	—		4,500,641	—	2,987,321	1,916,609	5,571,353	7,487,962	1,051,903	2,006	5 - 40
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—		568,706	5,115,177	2,543,610	1,289,215	6,938,278	8,227,493	2,851,981	1,988	5 - 40
7695-7699 Anagram Drive	Eden Prairie, MN	—		760,525	3,254,758	637,651	760,525	3,892,409	4,652,934	1,797,299	1,997	5 - 40
7777 Golden Triangle Drive	Eden Prairie, MN	—		993,101	2,136,862	1,152,171	993,101	3,289,033	4,282,134	1,191,667	2,000	5 - 40
7800 Equitable Drive	Eden Prairie, MN	—		2,188,525	3,788,762	146,688	2,188,525	3,935,450	6,123,975	1,369,691	1,993	5 - 40
7905 Fuller Road	Eden Prairie, MN	—		1,229,862	4,075,167	1,980,136	1,230,965	6,054,200	7,285,165	2,605,528	1,994	5 - 40
8855 Columbine Road	Eden Prairie, MN	—		1,400,925	—	5,226,017	1,599,757	5,027,185	6,626,942	1,093,297	2,000	5 - 40
8911 Columbine Road (B2)	Eden Prairie, MN	—		916,687	—	3,766,331	1,718,407	2,964,611	4,683,018	961,772	2,000	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
8937 Columbine Road	Eden Prairie, MN	—		1,325,829	—	4,196,524	1,739,966	3,782,387	5,522,353	1,170,668	2001	5 - 40
8967 Columbine Road	Eden Prairie, MN	—		1,450,000	—	3,580,357	1,450,000	3,580,357	5,030,357	1,324,269	2000	5 - 40
8995 Columbine Road	Eden Prairie, MN	—		1,087,594	—	3,669,304	2,055,296	2,701,602	4,756,898	927,105	2001	5 - 40
9023 Columbine Road	Eden Prairie, MN	—		1,956,273	—	4,878,828	1,956,273	4,878,828	6,835,101	1,935,384	1999	5 - 40
7351 Coca Cola Drive	Elkridge, MD	—		1,897,044	—	7,161,615	3,023,417	6,035,242	9,058,659	1,095,316	2006	5 - 40
21705-21707 Mississippi Street	Elwood, IL	—		10,594,259	30,240,876	468,426	10,594,259	30,709,302	41,303,561	1,200,753	2011	5 - 40
27143 S. Baseline Road	Elwood, IL	—		6,022,000	5,566,330	238,590	6,022,000	5,804,920	11,826,920	261,712	2011	5 - 40
180 Sheree Boulevard	Exton, PA	4,633,690		2,647,861	10,181,016	3,809,421	2,649,426	13,988,872	16,638,298	2,696,545	2007	5 - 40
1100 Virginia Drive	Fort Washington, PA	—		35,619,946	50,384,186	16,927,524	36,374,955	66,556,701	102,931,656	11,664,074	2006	5 - 40
1250 Virginia Drive	Fort Washington, PA	—		1,639,166	1,928,574	309,971	1,650,703	2,227,008	3,877,711	371,886	2005	5 - 40
275 Commerce Drive	Fort Washington, PA	—		1,775,894	2,160,855	7,601,617	1,790,041	9,748,325	11,538,366	1,552,263	2005	5 - 40
414 Commerce Drive	Fort Washington, PA	—		1,267,194	2,217,460	617,386	1,267,937	2,834,103	4,102,040	619,550	2004	5 - 40
420 Delaware Drive	Fort Washington, PA	—		2,766,931	—	8,802,494	2,826,994	8,742,431	11,569,425	1,461,872	2005	5 - 40
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	242,595	475,262	4,159,829	4,635,091	1,818,049	1995	5 - 40
200 W Cypress Creek Road	Ft Lauderdale, FL	—		3,414,989	2,399,738	9,124,335	3,414,989	11,524,073	14,939,062	2,415,744	2003	5 - 40
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	1,422,957	625,111	5,577,860	6,202,971	2,080,988	1985	5 - 40
116 Pleasant Ridge Road	Greenville, SC	—		1,547,811	—	14,085,575	3,712,683	11,920,703	15,633,386	1,345,706	2006	5 - 40
45 Brookfield Oaks Drive	Greenville, SC	—		818,114	—	4,310,278	825,529	4,302,863	5,128,392	541,950	2006	5 - 40
1487 South Highway 101	Greer, SC	—		464,237	—	5,729,472	1,301,738	4,891,971	6,193,709	482,594	2007	5 - 40
11841 Newgate Boulevard	Hagerstown, MD	—		3,356,207	—	30,555,105	9,741,685	24,169,627	33,911,312	2,854,489	2008	5 - 40
1 Enterprise Parkway	Hampton, VA	—		974,675	5,579,869	1,739,690	974,675	7,319,559	8,294,234	2,848,620	1987	5 - 40
1317 Executive Boulevard	Hampton, VA	—		1,650,423	—	7,942,718	1,128,829	8,464,312	9,593,141	1,435,173	2006	5 - 40
21 Enterprise Parkway	Hampton, VA	—		263,668	8,167,118	1,046,754	265,719	9,211,821	9,477,540	2,894,704	1999	5 - 40
22 Enterprise Parkway	Hampton, VA	—		1,097,368	6,760,778	1,378,098	1,097,368	8,138,876	9,236,244	3,033,736	1990	5 - 40
5 Manhattan Square	Hampton, VA	—		207,368	—	1,535,912	212,694	1,530,586	1,743,280	559,985	1999	5 - 40
521 Butler Farm Road	Hampton, VA	—		750,769	2,911,149	365,780	710,486	3,317,212	4,027,698	875,353	2003	5 - 40
7361 Coca Cola Drive	Hanover, MD	—		2,245,187	—	9,384,583	3,822,710	7,807,060	11,629,770	771,266	2004	5 - 40
500 McCarthy Drive	Harrisburg, PA	—	*	5,194,872	19,991,436	4,534,843	5,687,013	24,034,138	29,721,151	5,870,088	2005	5 - 40
600 Industrial Drive	Harrisburg, PA	—		7,743,800	—	29,097,362	9,368,557	27,472,605	36,841,162	5,356,024	2005	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	6,197,538	791,880	5,499,932	6,291,812	833,771	2005	5 - 40
4183 Eagle Hill Drive	High Point, NC	—	122,203	—	3,250,598	526,266	2,846,535	3,372,801	854,677	2001	5 - 40
4189 Eagle Hill Drive	High Point, NC	—	100,106	—	3,501,345	431,106	3,170,345	3,601,451	1,106,642	2001	5 - 40
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,543,825	505,700	3,145,711	3,651,411	696,113	2004	5 - 40
4300 Federal Drive	High Point, NC	—	264,038	—	2,128,781	276,038	2,116,781	2,392,819	677,247	1998	5 - 40
4328, 4336 Federal Drive	High Point, NC	2,471,065	521,122	—	7,306,605	825,092	7,002,635	7,827,727	4,204,766	1995	5 - 40
4344 Federal Drive	High Point, NC	—	484,001	—	2,848,373	173,623	3,158,751	3,332,374	1,404,706	1996	5 - 40
4380 Federal Drive	High Point, NC	—	282,996	—	2,148,892	283,368	2,148,520	2,431,888	844,852	1997	5 - 40
4388 Federal Drive	High Point, NC	—	143,661	—	1,213,832	132,655	1,224,838	1,357,493	453,915	1997	5 - 40
4475 Premier Drive	High Point, NC	—	748,693	—	6,801,791	1,525,421	6,025,063	7,550,484	675,961	2006	5 - 40
4500 Green Point Drive	High Point, NC	—	230,622	—	2,273,803	231,692	2,272,733	2,504,425	1,186,696	1989	5 - 40
4501 Green Point Drive	High Point, NC	—	319,289	—	3,092,344	320,450	3,091,183	3,411,633	1,324,034	1989	5 - 40
4523 Green Point Drive	High Point, NC	—	234,564	—	3,304,700	235,698	3,303,566	3,539,264	1,655,030	1988	5 - 40
4524 Green Point Drive	High Point, NC	—	182,810	—	2,738,364	183,888	2,737,286	2,921,174	1,383,159	1989	5 - 40
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	59,073	38,729	408,884	447,613	140,166	1975	5 - 40
100 Witmer Road	Horsham, PA	—	3,102,784	—	20,472,373	3,764,784	19,810,373	23,575,157	5,969,535	1996	5 - 40
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	462,398	255,528	2,609,896	2,865,424	971,382	1982	5 - 40
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,923,603	732,552	7,732,030	8,464,582	2,995,795	1977	5 - 40
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	1,163,717	452,251	4,228,416	4,680,667	1,724,474	1975	5 - 40
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,203,706	1,185,500	3,429,717	4,615,217	1,038,610	1985	5 - 40
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	362,164	270,906	2,810,664	3,081,570	1,118,468	1978	5 - 40
104 Witmer Road	Horsham, PA	—	1,248,148	—	593,622	189,793	1,651,977	1,841,770	599,777	1975	5 - 40
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,503,096	673,041	8,279,465	8,952,506	3,433,460	1979	5 - 40
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,184,555	489,032	5,310,706	5,799,738	2,190,060	1981	5 - 40
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	709,029	451,731	3,779,371	4,231,102	1,458,646	1975	5 - 40
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	1,855,638	558,142	6,661,153	7,219,295	2,430,944	1980	5 - 40
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,125,649	393,019	4,436,667	4,829,686	1,568,357	1975	5 - 40
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,110,782	1,408,041	4,036,383	5,444,424	1,736,821	1998	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	957,148	294,673	3,620,870	3,915,543	1,456,312	1976	5 - 40
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,747,214	1982	5 - 40
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,368,807	1,265,363	9,152,688	10,418,051	3,734,061	1989	5 - 40
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,898,474	638,513	7,709,797	8,348,310	2,932,775	1990	5 - 40
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	2,318,765	502,705	6,859,362	7,362,067	2,435,447	1982	5 - 40
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	2,326,813	380,802	5,759,571	6,140,373	2,134,443	1983	5 - 40
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,954,380	270,282	4,395,656	4,665,938	1,646,500	1972	5 - 40
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,198,484	629,944	6,931,712	7,561,656	3,081,835	1990	5 - 40
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	1,008,706	436,952	4,957,669	5,394,621	2,041,929	1981	5 - 40
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,667,071	629,944	7,400,305	8,030,249	3,432,271	1990	5 - 40
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	730,765	1,140,597	2,751,671	3,892,268	782,693	2003	5 - 40
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	1,781,425	464,871	5,733,397	6,198,268	2,160,531	1978	5 - 40
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,481	1,610,518	1985	5 - 40
300 Welsh Road - Building 3	Horsham, PA	—	180,459	1,441,473	602,418	180,459	2,043,891	2,224,350	766,680	1983	5 - 40
300 Welsh Road - Building 4	Horsham, PA	—	282,493	2,256,508	1,740,348	282,493	3,996,856	4,279,349	1,615,523	1983	5 - 40
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,822,004	376,475	5,153,765	5,530,240	2,377,024	1982	5 - 40
335 Commerce Drive	Horsham, PA	—	—	—	8,898,941	182,400	8,716,541	8,898,941	2,320,824	2002	5 - 40
355 Business Center Drive	Horsham, PA	—	483,045	898,798	520,506	471,171	1,431,178	1,902,349	451,623	2003	5 - 40
4 Walnut Grove	Horsham, PA	—	2,515,115	—	10,809,109	2,515,115	10,809,109	13,324,224	3,987,158	1999	5 - 40
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,440,949	583,628	7,311,175	7,894,803	2,984,953	1981	5 - 40
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,827,089	1,322,317	4,359,232	5,681,549	1,128,658	2003	5 - 40
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	10,537,565	1,939,712	9,663,804	11,603,516	3,234,764	2000	5 - 40
506 Prudential Road	Horsham, PA	—	208,140	895,470	894,621	208,140	1,790,091	1,998,231	725,863	1973	5 - 40
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	590,775	709,967	1,961,878	2,671,845	394,807	2003	5 - 40
680 Blair Mill Road	Horsham, PA	—	3,527,151	—	17,475,489	4,138,577	16,864,063	21,002,640	4,624,063	2001	5 - 40
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,432,489	2,631,956	18,432,229	21,064,185	2,495,383	2006	5 - 40
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	2,421,163	2,565,140	5,428,438	7,993,578	2,000,659	1987	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
507 Prudential Road	Horsham, PA			644,900	5,804,100	8,408,030	1,131,380	13,725,650	14,857,030	5,932,749	1988	5 - 40
747 Dresher Road	Horsham, PA	—		1,607,238	—	5,032,004	1,607,977	5,031,265	6,639,242	2,848,287	1988	5 - 40
767 Electronic Drive	Horsham, PA	—		1,229,685	—	2,436,397	1,241,970	2,424,112	3,666,082	1,203,195	1996	5 - 40
10301 Round Up Lane	Houston, TX	—		545,501	2,927,700	647,820	545,501	3,575,520	4,121,021	151,851	2010	5 - 40
10305 Round Up Lane	Houston, TX	—		1,340,609	7,489,720	3,132,595	1,340,609	10,622,315	11,962,924	415,125	2010	5 - 40
10735 West Little York Road	Houston, TX	—	*	1,110,988	6,351,946	2,244,493	1,135,483	8,571,944	9,707,427	1,974,061	2000	5 - 40
10739 West Little York Road	Houston, TX	—	*	797,931	5,950,894	275,922	799,560	6,225,187	7,024,747	1,590,735	1999	5 - 40
11201 Greens Crossing Boulevard	Houston, TX	—	*	1,006,194	5,412,584	2,777,537	1,008,542	8,187,773	9,196,315	1,335,539	2007	5 - 40
14200 Hollister Road	Houston, TX	—		1,396,794	—	4,854,459	1,699,632	4,551,621	6,251,253	76,214	2011	5 - 40
16405 Air Center Boulevard	Houston, TX	—	*	438,853	3,030,396	467,475	438,853	3,497,871	3,936,724	1,391,979	1997	5 - 40
16445 Air Center Boulevard	Houston, TX	—	*	363,339	2,509,186	253,123	363,339	2,762,309	3,125,648	1,033,854	1997	5 - 40
1646 Rankin Road	Houston, TX	—	*	329,961	—	4,983,836	592,234	4,721,563	5,313,797	1,108,215	2005	5 - 40
16580 Air Center Boulevard	Houston, TX	—	*	289,000	3,559,857	290,890	289,000	3,850,747	4,139,747	1,320,572	1997	5 - 40
16602 Central Green Boulevard	Houston, TX	—	*	284,403	—	4,495,522	503,779	4,276,146	4,779,925	797,099	2005	5 - 40
16605 Air Center Boulevard	Houston, TX	—	*	298,999	—	3,333,536	496,186	3,136,349	3,632,535	842,762	2002	5 - 40
16680 Central Green Boulevard	Houston, TX	—	*	311,952	—	4,165,907	492,869	3,984,990	4,477,859	698,360	2001	5 - 40
16685 Air Center Boulevard	Houston, TX	—	*	—	—	2,905,166	414,691	2,490,475	2,905,166	547,622	2004	5 - 40
1755 Trans Central Drive	Houston, TX	—	*	293,534	3,036,269	469,765	306,147	3,493,421	3,799,568	1,006,097	1999	5 - 40
5200 N. Sam Houston Parkway	Houston, TX	—	*	1,519,458	7,135,548	3,484,365	1,520,074	10,619,297	12,139,371	1,792,374	2007	5 - 40
5250 N. Sam Houston Parkway	Houston, TX	—	*	2,173,287	8,868,256	2,581,783	2,173,942	11,449,384	13,623,326	1,663,552	2007	5 - 40
5500 N. Sam Houston Parkway West	Houston, TX	—		1,243,541	—	6,406,104	1,513,151	6,136,494	7,649,645	22,634	2011	5 - 40
8103 Fallbrook Drive	Houston, TX	—	*	4,515,862	—	23,946,674	5,877,884	22,584,652	28,462,536	2,923,877	2006	5 - 40
850 Greens Parkway	Houston, TX	—	*	2,893,405	11,593,197	2,803,196	2,899,861	14,389,937	17,289,798	1,937,750	2007	5 - 40
860 Greens Parkway	Houston, TX	—	*	1,399,365	6,344,650	1,579,558	1,374,012	7,949,561	9,323,573	1,081,655	2007	5 - 40
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	*	2,290,001	15,297,141	1,942,017	2,290,002	17,239,157	19,529,159	4,278,401	2000	5 - 40
8802-8824 Fallbrook Drive	Houston, TX	—	*	2,774,995	6,364,767	1,323,270	2,775,021	7,688,011	10,463,032	1,862,584	2004	5 - 40
8825-8839 N Sam Houston Pkwy	Houston, TX	—	*	638,453	3,258,815	709,721	638,477	3,968,512	4,606,989	972,040	2004	5 - 40
8850-8872 Fallbrook Drive	Houston, TX	—	*	504,317	2,878,351	1,054,230	504,341	3,932,557	4,436,898	1,119,479	2004	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	4,066,771	2,211,969	11,882,813	14,094,782	2,323,045	2003	5 - 40
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	10,035,875	1,861,025	9,380,796	11,241,821	3,369,085	2001	5 - 40
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	14,271,044	3,542,881	28,457,314	32,000,195	6,745,578	2004	5 - 40
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	1,101,241	615,096	3,558,016	4,173,112	722,028	2004	5 - 40
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	121,986	314,572	1,401,872	1,716,444	265,528	2004	5 - 40
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	5,291,523	3,269,948	18,842,893	22,112,841	4,490,794	2003	5 - 40
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	1,997,827	2,077,949	10,768,393	12,846,342	2,968,013	2003	5 - 40
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	925,812	853,704	4,435,641	5,289,345	1,532,813	1996	5 - 40
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	2,447,734	827,420	8,307,314	9,134,734	3,668,892	1986	5 - 40
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,599,894	418,093	8,181,801	8,599,894	2,988,317	1998	5 - 40
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	280,903	554,542	3,274,631	3,829,173	1,233,797	1990	5 - 40
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	191,034	370,039	2,186,530	2,556,569	855,635	1990	5 - 40
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	782,108	370,039	3,827,402	4,197,441	1,530,723	1990	5 - 40
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	78,401	366,339	2,053,772	2,420,111	746,594	1995	5 - 40
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	345,175	462,549	2,839,545	3,302,094	1,042,435	1995	5 - 40
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	605,408	555,213	3,298,498	3,853,711	1,284,863	1997	5 - 40
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	50,343	601,401	3,292,711	3,894,112	1,259,298	1996	5 - 40
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	13,024,417	2,287,152	12,826,612	15,113,764	1,793,058	1998	5 - 40
4887 Belfort Road	Jacksonville, FL	—	1,299,202	—	7,921,089	1,665,915	7,554,376	9,220,291	2,670,342	2002	5 - 40
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	7,852,142	1,168,062	7,983,281	9,151,343	2,730,928	2000	5 - 40
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	1,749,279	877,964	4,110,021	4,987,985	1,730,837	1986	5 - 40
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,257,564	641,272	3,254,446	3,895,718	1,163,576	2000	5 - 40
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,433,694	4,269,346	21,000,880	25,270,226	5,204,196	2005	5 - 40
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	267,953	551,250	3,396,314	3,947,564	1,245,018	1992	5 - 40
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	217,788	388,541	2,313,059	2,701,600	878,603	1993	5 - 40
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	413,216	296,032	2,009,545	2,305,577	752,432	1993	5 - 40
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	477,995	251,627	1,834,830	2,086,457	840,339	1994	5 - 40
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	435,692	407,043	2,630,280	3,037,323	1,077,944	1994	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
6680 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	1,153,152	1,002,704	5,204,607	6,207,311	2,329,583	1986	5 - 40
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	188,569	624,215	3,174,819	3,799,034	1,299,964	1987	5 - 40
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,444,377	780,486	3,238,089	4,018,575	1,142,614	1999	5 - 40
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,251	602,633	2,367,799	2,970,432	1,328,508	1996	5 - 40
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	3,584,514	846,461	3,579,049	4,425,510	1,508,744	1997	5 - 40
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,327,622	749,811	1,976,068	2,725,879	890,932	1996	5 - 40
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	2,984,235	853,981	2,837,188	3,691,169	1,301,315	1996	5 - 40
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	2,642,514	774,020	8,425,494	9,199,514	4,201,054	1988	5 - 40
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,382,617	662,559	2,720,058	3,382,617	817,888	2000	5 - 40
7255 Salisbury Road	Jacksonville, FL	—	392,060	—	2,653,838	680,766	2,365,132	3,045,898	580,895	2002	5 - 40
7259 Salisbury Road	Jacksonville, FL	—	1,228,709	—	4,724,437	1,179,063	4,774,083	5,953,146	5,957	2012	5 - 40
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,398,317	974,959	5,389,910	6,364,869	2,869,575	1987	5 - 40
8775 Baypine Road	Jacksonville, FL	—	906,804	—	9,842,206	913,013	9,835,997	10,749,010	4,316,770	1989	5 - 40
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	7,191,697	1,187,900	14,159,749	15,347,649	1,820,036	1980	5 - 40
180 South Warner Drive	King of Prussia, PA	—	—	—	9,749,428	—	9,749,428	9,749,428	612,993	2009	5 - 40
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	12,003,349	1,132,519	11,980,941	13,113,460	3,125,447	1999	5 - 40
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	17,648,408	2,413,514	15,234,894	17,648,408	4,901,071	2000	5 - 40
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	1,347,321	1999	5 - 40
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,080,438	4,581,649	27,144,035	31,725,684	9,366,432	2002	5 - 40
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,653,720	592,886	2,570,414	3,163,300	1,124,607	1999	5 - 40
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	4,621,206	978,402	4,662,804	5,641,206	1,971,168	1999	5 - 40
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	1,283,702	2000	5 - 40
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,643,566	867,815	3,540,121	4,407,936	1,381,478	1998	5 - 40
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,440,492	1998	5 - 40
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	6,271,084	1,210,137	5,989,584	7,199,721	1,980,170	1996	5 - 40
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	1,511,259	776,496	4,650,327	5,426,823	1,587,308	1995	5 - 40
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	784,645	236,432	2,640,897	2,877,329	1,288,193	1989	5 - 40
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	194,524	217,809	1,953,938	2,171,747	795,621	1989	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3604 Horizon Drive	King of Prussia, PA	—		397,178	—	1,830,845	350,874	1,877,149	2,228,023	649,040	1998	5 - 40
440 East Swedesford Road	King of Prussia, PA	—		717,001	4,816,121	2,823,888	717,001	7,640,009	8,357,010	3,345,862	1988	5 - 40
460 East Swedesford Road	King of Prussia, PA	—		705,317	4,737,487	4,101,975	705,317	8,839,462	9,544,779	3,393,390	1988	5 - 40
650 Swedesford Road	King of Prussia, PA	—		952,911	6,722,830	7,998,201	952,911	14,721,031	15,673,942	6,275,267	1971	5 - 40
680 Swedesford Road	King of Prussia, PA	—		952,361	6,722,830	7,217,277	952,361	13,940,107	14,892,468	5,778,719	1971	5 - 40
170 South Warner Road	King of Prussia, PA	—		547,800	3,137,400	2,855,285	458,232	6,082,253	6,540,485	3,448,347	1980	5 - 40
190 South Warner Road	King of Prussia, PA	—		552,200	3,162,600	1,063,496	461,909	4,316,387	4,778,296	1,996,095	1980	5 - 40
3000 Horizon Drive	King of Prussia, PA	—		1,191,449	—	2,476,299	946,703	2,721,045	3,667,748	964,964	1997	5 - 40
3100 Horizon Drive	King of Prussia, PA	—		601,956	—	2,224,116	611,436	2,214,636	2,826,072	745,466	1995	5 - 40
3500 Horizon Drive	King of Prussia, PA	—		1,204,839	—	2,830,072	1,223,875	2,811,036	4,034,911	1,123,827	1996	5 - 40
1700 Interstate Drive	Lakeland, FL	—		650,000	5,359,845	84,375	650,000	5,444,220	6,094,220	8,569	2012	5 - 40
11425 State Highway 225	LaPorte, TX	—	*	975,974	3,291,952	126,040	977,542	3,416,424	4,393,966	630,381	2006	5 - 40
11503 State Highway 225	LaPorte, TX	—	*	2,561,931	9,593,118	339,649	2,566,047	9,928,651	12,494,698	1,685,895	2006	5 - 40
7528 Walker Way	Lehigh Valley, PA	—		893,441	—	5,510,456	779,330	5,624,567	6,403,897	1,419,546	2004	5 - 40
8301 Industrial Boulevard	Lehigh, PA	—		11,249,550	—	44,324,333	11,254,716	44,319,167	55,573,883	8,008,883	2005	5 - 40
8500 Willard Drive	Lehigh, PA	3,054,750		6,398,815	—	21,851,472	7,734,826	20,515,461	28,250,287	2,482,104	2004	5 - 40
7533 Insurtial Parkway	Lower Macungie, PA	—		5,603,460	18,807,987	2,434,039	5,603,460	21,242,026	26,845,486	1,197,518	2011	5 - 40
1901 Summit Tower Boulevard	Maitland, FL	—		6,078,791	12,348,567	2,047,679	6,083,206	14,391,831	20,475,037	5,771,297	1998	5 - 40
1 Country View Road	Malvern, PA	—		400,000	3,600,000	437,856	406,421	4,031,435	4,437,856	2,223,299	1982	5 - 40
1 Great Valley Parkway	Malvern, PA	—		419,460	3,792,570	813,913	419,460	4,606,483	5,025,943	1,690,775	1982	5 - 40
10 Great Valley Parkway	Malvern, PA	—		823,540	1,341,376	459,973	832,244	1,792,645	2,624,889	519,885	2003	5 - 40
100 Chesterfield Parkway	Malvern, PA	—		1,320,625	—	6,709,379	1,451,139	6,578,865	8,030,004	3,232,114	1998	5 - 40
1001 Cedar Hollow Road	Malvern, PA	—		1,436,814	—	16,128,428	1,676,470	15,888,772	17,565,242	7,374,286	1998	5 - 40
11 Great Valley Parkway	Malvern, PA	—		496,297	—	2,960,712	708,331	2,748,678	3,457,009	818,775	2001	5 - 40
11,15 Great Valley Parkway	Malvern, PA	—		1,837,050	—	14,958,472	1,837,878	14,957,644	16,795,522	11,336,838	1986	5 - 40
18 Great Valley Parkway	Malvern, PA	—		394,036	3,976,221	68,969	397,293	4,041,933	4,439,226	1,402,305	1980	5 - 40
2 West Liberty Boulevard	Malvern, PA	—		5,405,041	—	11,846,282	5,405,042	11,846,281	17,251,323	2,771,172	2003	5 - 40
200 Chesterfield Parkway	Malvern, PA	—		495,893	2,739,093	578,648	588,384	3,225,250	3,813,634	2,478,285	1989	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,347,289	449,447	2,346,617	2,796,064	1,753,983	1977	5 - 40
3 Country View Road	Malvern, PA	—	814,278	—	5,142,433	1,128,881	4,827,830	5,956,711	1,726,641	1998	5 - 40
375 Technology Drive	Malvern, PA	—	191,114	—	1,616,195	234,922	1,572,387	1,807,309	601,655	1998	5 - 40
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,649,251	4,241,167	20,386,311	24,627,478	7,924,812	1989	5 - 40
425 Technology Drive	Malvern, PA	—	191,114	—	1,700,603	321,473	1,570,244	1,891,717	588,227	1998	5 - 40
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,322,821	4,749,748	14,953,294	19,703,042	6,941,978	1999	5 - 40
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,195,540	795,831	4,194,852	4,990,683	2,784,680	1974	5 - 40
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,605,728	684,200	7,787,389	8,471,589	3,145,477	1983	5 - 40
50 Morehall Road	Malvern, PA	—	849,576	—	13,079,506	1,337,076	12,592,006	13,929,082	6,307,490	1997	5 - 40
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,849	2,171,080	8,098,519	10,269,599	3,786,054	1999	5 - 40
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,216,674	2,158,337	8,072,087	10,230,424	3,760,197	1999	5 - 40
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	2,699,241	509,899	2,698,417	3,208,316	1,720,891	1984	5 - 40
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,828,095	724,846	5,827,307	6,552,153	3,313,973	1985	5 - 40
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,326,294	128,767	1,328,216	1,456,983	877,803	1982	5 - 40
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,569,322	643,892	5,589,712	6,233,604	3,522,564	1988	5 - 40
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,640,082	626,068	2,639,161	3,265,229	1,887,661	1981	5 - 40
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,258,868	466,413	5,257,994	5,724,407	3,278,799	1987	5 - 40
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,076,691	505,458	5,075,844	5,581,302	3,279,873	1983	5 - 40
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,390,465	531,534	2,389,660	2,921,194	1,652,769	1984	5 - 40
30 Great Valley Parkway	Malvern, PA	—	128,126	—	554,378	128,783	553,721	682,504	340,151	1975	5 - 40
300 Technology Drive	Malvern, PA	—	368,626	—	1,350,184	374,497	1,344,313	1,718,810	853,114	1985	5 - 40
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,162,646	1,012,843	5,087,015	6,099,858	2,755,579	1988	5 - 40
311 Technology Drive	Malvern, PA	—	397,131	—	2,983,506	397,948	2,982,689	3,380,637	1,897,101	1984	5 - 40
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,708,843	524,230	3,708,143	4,232,373	2,170,389	1985	5 - 40
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,233,318	325,775	3,230,461	3,556,236	2,294,803	1987	5 - 40
420 Lapp Road	Malvern, PA	—	1,054,418	—	8,617,860	1,055,243	8,617,035	9,672,278	3,903,764	1989	5 - 40
5 Country View Road	Malvern, PA	—	785,168	4,678,632	885,185	786,235	5,562,750	6,348,985	2,750,581	1985	5 - 40
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,112,785	323,792	3,112,964	3,436,756	2,054,064	1987	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	2,922,205	519,742	2,874,827	3,394,569	1,601,361	1988	5 - 40
508 Lapp Road	Malvern, PA	—	331,392	—	1,712,794	332,216	1,711,970	2,044,186	1,198,302	1984	5 - 40
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	702,362	1983	5 - 40
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,048,827	215,818	4,048,014	4,263,832	2,739,220	1983	5 - 40
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	5,182,805	884,974	14,448,255	15,333,229	8,775,233	1989	5 - 40
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	6,715,903	382,361	6,715,086	7,097,447	4,817,405	1983	5 - 40
7 Great Valley Parkway	Malvern, PA	—	176,435	—	6,068,019	177,317	6,067,137	6,244,454	2,890,865	1985	5 - 40
75 Great Valley Parkway	Malvern, PA	—	143,074	—	618,372	143,811	617,635	761,446	492,163	1977	5 - 40
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,128,170	888,359	5,127,475	6,015,834	3,607,633	1978	5 - 40
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	1,093,039	513,250	3,994,945	4,508,195	1,432,707	1989	5 - 40
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	3,399,019	1,069,838	8,179,181	9,249,019	2,617,454	1988	5 - 40
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	2,942,344	1,069,838	7,722,506	8,792,344	4,026,134	1988	5 - 40
400 Lippincott Drive	Marlton, NJ	—	69,402	—	3,668,348	317,799	3,419,951	3,737,750	1,508,543	1999	5 - 40
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	1,119,185	327,554	2,652,957	2,980,511	1,064,731	1990	5 - 40
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,842,439	506,318	2,893,295	3,399,613	497,224	2004	5 - 40
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,338,822	430,909	2,327,644	2,758,553	495,571	2003	5 - 40
4600 Nathan Lane	Minneapolis, MN	—	1,063,558	—	8,308,857	1,038,197	8,334,218	9,372,415	3,391,013	2002	5 - 40
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	13,598,534	1,501,308	22,044,617	23,545,925	4,167,217	1996	5 - 40
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	8,512,893	2,177,953	12,458,234	14,636,187	3,190,381	1986	5 - 40
12800 Whitewater Drive	Minnetonka, MN	—	1,273,600	3,158,737	1,080,274	1,273,730	4,238,881	5,512,611	101,121	2011	5 - 40
12900 Whitewater Drive	Minnetonka, MN	—	1,236,560	2,762,325	1,016,780	1,236,686	3,778,979	5,015,665	88,467	2011	5 - 40
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,453,848	883,895	10,437,193	11,321,088	4,156,664	1985	5 - 40
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,611,297	829,263	9,010,093	9,839,356	3,363,765	1988	5 - 40
6000 Clearwater Drive	Minnetonka, MN	—	985,016	2,091,371	2,503,147	985,117	4,594,417	5,579,534	66,861	2011	5 - 40
456 International Parkway	Minooka, IL	—	3,862,683	13,673,262	684,719	3,862,683	14,357,981	18,220,664	247,114	2012	5 - 40
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	17,043,437	6,265,000	16,982,844	23,247,844	1,663,898	2007	5 - 40
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	18,244,896	2,980,689	18,224,718	21,205,407	6,789,968	2000	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3400 Lakeside Drive	Miramar, FL	—		2,022,153	11,345,881	1,703,556	2,022,153	13,049,437	15,071,590	4,956,270	1990	5 - 40
3450 Lakeside Drive	Miramar, FL	—		2,022,152	11,357,143	2,702,765	2,022,152	14,059,908	16,082,060	5,681,575	1990	5 - 40
323 Park Knoll Drive	Morrisville, NC	2,690,326		1,071,600	4,294,089	938,228	1,071,600	5,232,317	6,303,917	464,061	2010	5 - 40
324 Park Knoll Drive	Morrisville, NC	—	*	1,449,092	4,252,934	502,293	1,449,450	4,754,869	6,204,319	751,123	2007	5 - 40
619 Distribution Drive	Morrisville, NC	—	*	1,031,430	5,466,955	529,813	1,031,685	5,996,513	7,028,198	911,987	2007	5 - 40
627 Distribution Drive	Morrisville, NC	—	*	1,061,370	4,971,939	772,687	1,061,632	5,744,364	6,805,996	801,595	2007	5 - 40
701 Distribution Drive	Morrisville, NC	—	*	1,300,889	5,147,960	372,450	1,301,211	5,520,088	6,821,299	841,066	2007	5 - 40
330 Fellowship Road	Mount Laurel, NJ	—		3,730,570	—	17,127,277	3,758,270	17,099,577	20,857,847	2,114,000	2006	5 - 40
300 Fellowship Road	Mt Laurel, NJ	—		—	—	7,354,051	1,098,904	6,255,147	7,354,051	1,676,701	2004	5 - 40
3001 Leadenhall Road	Mt Laurel, NJ	—		1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	3,363,501	2003	5 - 40
302 Fellowship Road	Mt Laurel, NJ	—		1,512,120	—	2,876,559	539,060	3,849,619	4,388,679	747,465	2001	5 - 40
350 Fellowship Road	Mt Laurel, NJ	—		2,960,159	1,449,611	4,622,153	2,970,687	6,061,236	9,031,923	1,242,368	2006	5 - 40
1000 Briggs Road	Mt. Laurel, NJ	—		288,577	2,546,537	1,757,724	288,577	4,304,261	4,592,838	1,535,702	1986	5 - 40
1001 Briggs Road	Mt. Laurel, NJ	—		701,705	3,505,652	2,115,907	701,705	5,621,559	6,323,264	2,715,719	1986	5 - 40
1015 Briggs Road	Mt. Laurel, NJ	—		356,987	—	3,602,599	470,659	3,488,927	3,959,586	1,312,844	2000	5 - 40
1020 Briggs Road	Mt. Laurel, NJ	—		494,334	—	3,818,894	569,184	3,744,044	4,313,228	1,441,594	1999	5 - 40
1025 Briggs Road	Mt. Laurel, NJ	—		430,990	3,714,828	1,308,915	430,990	5,023,743	5,454,733	2,198,737	1987	5 - 40
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—		310,585	4,394,900	279,828	311,950	4,673,363	4,985,313	2,307,105	1985	5 - 40
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—		361,800	3,285,817	881,054	362,855	4,165,816	4,528,671	2,048,995	1985	5 - 40
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—		289,700	2,512,683	1,021,740	290,545	3,533,578	3,824,123	1,742,754	1985	5 - 40
17000 Commerce Parkway	Mt. Laurel, NJ	—		144,515	—	2,948,572	144,515	2,948,572	3,093,087	1,006,545	2001	5 - 40
5000 Dearborn Court	Mt. Laurel, NJ	—		1,057,763	4,191,827	1,251,735	1,058,832	5,442,493	6,501,325	1,871,182	1988	5 - 40
6000 Commerce Parkway	Mt. Laurel, NJ	—		234,151	2,022,683	515,996	234,151	2,538,679	2,772,830	984,530	1985	5 - 40
8000 Commerce Parkway	Mt. Laurel, NJ	—		234,814	1,995,098	587,719	234,814	2,582,817	2,817,631	1,121,048	1983	5 - 40
9000 Commerce Parkway	Mt. Laurel, NJ	—		286,587	2,474,820	1,352,500	286,587	3,827,320	4,113,907	1,516,718	1983	5 - 40
550-590 Hale Avenue	Oakdale, MN	—	*	765,535	3,488,754	303,570	766,390	3,791,469	4,557,859	1,327,239	1996	5 - 40
1879 Lamont Avenue	Odenton, MD	—		1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	2,488,629	2004	5 - 40
350 Winmeyer Avenue	Odenton, MD	—		1,778,400	7,289,165	2,069,298	1,809,927	9,326,936	11,136,863	2,004,576	2004	5 - 40
1000 Gills Drive	Orlando, FL	—		415,906	—	2,712,377	435,400	2,692,883	3,128,283	338,797	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,258,779	680,312	3,379,533	4,059,845	894,648	2003	5 - 40
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	424,226	522,991	2,986,975	3,509,966	1,196,850	1985	5 - 40
10771 Palm Bay Drive	Orlando, FL	—	664,605	—	2,363,613	685,383	2,342,835	3,028,218	651,050	2001	5 - 40
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,400,491	878,320	3,959,324	4,837,644	937,703	2003	5 - 40
1400-1440 Central Florida Parkway	Orlando, FL	—	518,043	2,561,938	959,445	518,043	3,521,383	4,039,426	1,289,418	1962	5 - 40
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	1,489,884	538,512	4,666,674	5,205,186	1,672,265	1989	5 - 40
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	3,245,115	2,583,667	20,713,794	23,297,461	4,697,553	2005	5 - 40
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	10,133,864	2,583,216	21,331,546	23,914,762	4,105,388	2005	5 - 40
201 Summit Park Drive	Orlando, FL	—	4,435,921	—	38,416,263	4,510,990	38,341,194	42,852,184	2,959,369	2008	5 - 40
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,631,110	1,283,713	5,347,397	6,631,110	2,087,234	2004	5 - 40
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,667	825,673	2,136,290	2,961,963	509,428	2005	5 - 40
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	1,855,906	2,263,211	9,350,868	11,614,079	1,920,977	2004	5 - 40
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	3,193,150	642,427	2,936,687	3,579,114	794,601	2001	5 - 40
2412 Sand Lake Road	Orlando, FL	—	1,236,819	3,243,314	15,060	1,240,976	3,254,217	4,495,193	2,442	2012	5 - 40
2416 Lake Orange Drive	Orlando, FL	—	535,964	—	2,926,205	704,800	2,757,369	3,462,169	963,211	2002	5 - 40
6200 Lee Vista Boulevard	Orlando, FL	—	1,435,301	5,907,266	606,440	1,435,301	6,513,706	7,949,007	1,092,952	2006	5 - 40
6501 Lee Vista Boulevard	Orlando, FL	—	903,701	—	5,660,760	925,671	5,638,790	6,564,461	1,597,662	2001	5 - 40
6918 Presidents Drive	Orlando, FL	—	872,550	2,476,443	49,600	872,550	2,526,043	3,398,593	3,665	2012	5 - 40
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,427	830,953	3,863,175	4,694,128	740,664	2006	5 - 40
7022 TPC Drive	Orlando, FL	—	1,443,510	6,501,571	800,668	1,457,286	7,288,463	8,745,749	1,236,451	2006	5 - 40
7100 TPC Drive	Orlando, FL	—	1,431,489	7,583,998	1,158,702	1,445,807	8,728,382	10,174,189	1,619,911	2006	5 - 40
7101 TPC Drive	Orlando, FL	—	1,553,537	5,574,187	441,400	1,570,863	5,998,261	7,569,124	987,036	2006	5 - 40
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,030,841	1,932,004	8,418,737	10,350,741	2,480,531	2004	5 - 40
8201 Chancellor Drive	Orlando, FL	—	4,295,972	12,598,544	5,944,499	4,295,972	18,543,043	22,839,015	2,215,817	2010	5 - 40
851 Gills Drive	Orlando, FL	—	332,992	—	2,861,135	373,500	2,820,627	3,194,127	355,819	2006	5 - 40
950 Gills Drive	Orlando, FL	—	443,989	—	2,907,134	464,800	2,886,323	3,351,123	319,378	2006	5 - 40
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,497,841	587,319	2,485,353	3,072,672	901,950	1999	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
9600 Satellite Boulevard	Orlando, FL	—		252,850	1,297,923	71,943	252,850	1,369,866	1,622,716	514,444	1989	5 - 40
9700 Satellite Boulevard	Orlando, FL	—		405,362	1,146,546	272,501	405,362	1,419,047	1,824,409	536,000	1989	5 - 40
South Center Land-Phase II	Orlando, FL	—		838,853	—	4,084,540	767,953	4,155,440	4,923,393	823,157	2006	5 - 40
1 Crescent Drive	Philadelphia, PA	—		567,280	—	15,221,634	347,892	15,441,022	15,788,914	2,599,727	2004	5 - 40
150 Rouse Boulevard	Philadelphia, PA	—		567,531	—	14,226,850	569,349	14,225,032	14,794,381	59,980	2011	5 - 40
3 Crescent Drive	Philadelphia, PA	—		214,726	—	22,198,745	417,823	21,995,648	22,413,471	1,658,371	2008	5 - 40
3 Franklin Plaza	Philadelphia, PA	—		2,483,144	—	32,164,217	2,514,519	32,132,842	34,647,361	11,255,502	1999	5 - 40
4000 S 26th Street	Philadelphia, PA	—		51,784	—	6,275,708	616,466	5,711,026	6,327,492	32,562	2011	5 - 40
4050 S 26th Street	Philadelphia, PA	—		46,301	—	6,196,379	616,669	5,626,011	6,242,680	52,712	2011	5 - 40
4300 South 26th Street	Philadelphia, PA	—		402,673	—	34,862,598	413,030	34,852,241	35,265,271	2,969,038	2008	5 - 40
4751 League Island Boulevard	Philadelphia, PA	—		992,965	331,924	6,854,092	1,022,081	7,156,900	8,178,981	1,827,391	2003	5 - 40
4775 League Island Boulevard	Philadelphia, PA	—		891,892	—	5,684,847	366,982	6,209,757	6,576,739	845,611	2006	5 - 40
8801 Tinicum Boulevard	Philadelphia, PA	—		2,474,031	—	43,774,779	125,087	46,123,723	46,248,810	20,744,336	1997	5 - 40
2626 South 7th Street	Phoenix, AZ	—		2,519,510	3,791,779	28,321	2,519,510	3,820,100	6,339,610	31,793	2012	5 - 40
4207 E. Cotton Center Boulevard	Phoenix, AZ	—		1,409,908	3,590,603	2,190,407	1,410,248	5,780,670	7,190,918	1,215,170	2007	5 - 40
4217 E. Cotton Center Boulevard	Phoenix, AZ	—		6,920,980	9,082,544	4,720,122	6,690,321	14,033,325	20,723,646	2,499,438	2007	5 - 40
4303 E. Cotton Center Boulevard	Phoenix, AZ	—	*	2,619,964	9,246,292	473,070	2,619,964	9,719,362	12,339,326	1,632,865	2007	5 - 40
4313 E. Cotton Center Boulevard	Phoenix, AZ	—	*	3,895,539	15,853,754	2,270,877	3,895,539	18,124,631	22,020,170	3,250,143	2007	5 - 40
4405 E. Cotton Center Boulevard	Phoenix, AZ	—	*	2,646,318	9,456,358	424,694	2,646,318	9,881,052	12,527,370	1,585,023	2007	5 - 40
4410 E. Cotton Center Boulevard	Phoenix, AZ	—		4,758,484	10,559,563	5,587,576	4,765,172	16,140,451	20,905,623	2,667,277	2007	5 - 40
4415 E. Cotton Center Boulevard	Phoenix, AZ	—	*	1,749,957	3,393,860	739,732	1,749,957	4,133,592	5,883,549	597,260	2007	5 - 40
4425 E. Cotton Center Boulevard	Phoenix, AZ	—	*	7,318,457	22,368,188	1,707,787	7,318,457	24,075,975	31,394,432	3,275,114	2007	5 - 40
4435 E. Cotton Center Boulevard	Phoenix, AZ	—		1,910,584	1,954,020	2,166,649	1,911,045	4,120,208	6,031,253	858,220	2007	5 - 40
4550 South 44th Street	Phoenix, AZ	—		5,380,972	—	9,257,593	6,391,283	8,247,282	14,638,565	1,378,654	2007	5 - 40
4610 South 44th Street	Phoenix, AZ	—		6,539,310	—	10,331,533	6,827,288	10,043,555	16,870,843	1,250,228	2007	5 - 40
4750 S. 44th Place	Phoenix, AZ	—		3,756,307	8,336,400	4,190,610	3,761,587	12,521,730	16,283,317	1,736,013	2007	5 - 40
9801 South 51st Street	Phoenix, AZ	—		2,225,839	2,059,235	898,897	2,225,839	2,958,132	5,183,971	87,218	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	275,264	1,689,726	8,212,409	9,902,135	2,929,794	1994	5 - 40
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,994,455	1,024,040	12,161,821	13,185,861	5,046,410	1985	5 - 40
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	733,274	198,205	2,526,696	2,724,901	1,083,968	1978	5 - 40
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	997,888	395,366	4,552,400	4,947,766	1,855,788	1985	5 - 40
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	2,388,724	516,920	7,035,066	7,551,986	2,621,411	1983	5 - 40
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	459,193	384,235	3,900,662	4,284,897	1,499,037	1997	5 - 40
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	526,357	151,238	1,896,497	2,047,735	837,942	1985	5 - 40
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,220,841	534,993	4,095,985	4,630,978	1,412,302	1998	5 - 40
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	649,754	1,157,049	5,270,710	6,427,759	1,899,927	1986	5 - 40
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	441,833	392,138	2,007,620	2,399,758	789,882	1985	5 - 40
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	398,894	972,232	4,290,979	5,263,211	1,603,200	1957	5 - 40
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	211,077	203,247	1,022,170	1,225,417	364,687	1990	5 - 40
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	248,183	203,247	1,059,276	1,262,523	472,764	1990	5 - 40
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	179,738	203,247	990,831	1,194,078	323,652	1990	5 - 40
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	624,145	359,933	2,061,261	2,421,194	752,838	1984	5 - 40
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	274,236	164,413	930,169	1,094,582	406,175	1984	5 - 40
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	204,004	310,178	1,442,928	1,753,106	639,794	1965	5 - 40
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	159,898	659,456	4,995,908	5,655,364	2,236,563	1989	5 - 40
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	1,081,581	310,854	3,361,178	3,672,032	1,395,699	1973	5 - 40
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,850,735	693,203	6,934,228	7,627,431	3,024,978	1975	5 - 40
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	2,156,012	256,203	4,705,661	4,961,864	1,891,282	1976	5 - 40
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,759,512	91,599	1,759,389	1,850,988	724,101	1975	5 - 40
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,450,318	223,696	4,090,753	4,314,449	1,400,436	1978	5 - 40
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,215,253	325,303	3,600,810	3,926,113	1,613,794	1979	5 - 40
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	481,677	615,038	4,991,949	5,606,987	2,196,072	1988	5 - 40
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	364,252	454,056	3,093,994	3,548,050	1,490,443	1987	5 - 40
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	551,647	486,166	4,116,858	4,603,024	1,750,528	1981	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	937,626	474,360	4,416,272	4,890,632	1,888,175	1982	5 - 40
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	743,370	652,455	5,528,045	6,180,500	2,615,497	1985	5 - 40
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	539,865	404,616	3,507,052	3,911,668	1,508,021	1985	5 - 40
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	2,209,667	452,263	5,501,548	5,953,811	2,049,810	1978	5 - 40
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	350,849	262,210	2,461,474	2,723,684	1,106,311	1989	5 - 40
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	263,481	486,598	4,346,583	4,833,181	1,816,264	1989	5 - 40
530 Eastpark Court	Richmond, VA	—	266,883	—	2,522,231	334,772	2,454,342	2,789,114	915,202	1999	5 - 40
540 Eastpark Court	Richmond, VA	—	742,300	—	5,415,233	1,066,839	5,090,694	6,157,533	581,418	2007	5 - 40
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	256,136	489,941	3,849,036	4,338,977	1,696,359	1989	5 - 40
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,800,706	720,100	4,786,266	5,506,366	1,986,153	1996	5 - 40
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	87,419	644,384	4,112,899	4,757,283	1,876,972	1990	5 - 40
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	677,432	408,729	3,374,780	3,783,509	1,661,092	1990	5 - 40
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,449,444	700,503	5,443,585	6,144,088	2,128,543	1998	5 - 40
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,967,683	687,898	4,956,446	5,644,344	2,083,269	1997	5 - 40
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,486,258	901,666	7,457,493	8,359,159	893,312	1997	5 - 40
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,355,975	362,409	1,233,800	13,718,223	14,952,023	2,424,182	2006	5 - 40
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,809,770	335,061	4,780,530	5,115,591	1,658,290	1999	5 - 40
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,981,740	399,988	3,936,655	4,336,643	1,500,814	1997	5 - 40
13098 George Weber Drive	Rogers, MN	—	895,811	5,823,028	790,536	895,811	6,613,564	7,509,375	288,695	2011	5 - 40
1070 Windham Parkway	Romeoville, IL	—	8,672,143	23,946,964	197,900	8,672,143	24,144,864	32,817,007	74,903	2012	5 - 40
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	6,102,042	2005	5 - 40
1150 Gateway Drive	Shakopee, MN	—	1,126,865	5,619,373	64,805	1,126,865	5,684,178	6,811,043	8,971	2012	5 - 40
5555 12th Avenue East	Shakopee, MN	—	887,285	5,243,070	78,130	887,285	5,321,200	6,208,485	9,271	2012	5 - 40
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	8,565,297	807,006	8,662,343	9,469,349	1,435,251	2006	5 - 40
6920 Harborview Boulevard	Suffolk, VA	—	603,391	—	6,705,020	2,628,635	4,679,776	7,308,411	54,678	2005	5 - 40
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,216,485	794,848	6,351,481	7,146,329	1,181,131	2004	5 - 40
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	7,405,671	5,100,791	31,624,998	36,725,789	4,772,051	2006	5 - 40
13621 NW 12th Street	Sunrise, FL	—	5,570,820	8,450,463	3,713,729	5,570,822	12,164,190	17,735,012	2,586,426	2008	5 - 40
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	472,408	659,825	3,068,655	3,728,480	1,022,112	1991	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	237,268	558,251	2,409,170	2,967,421	837,623	1991	5 - 40
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	1,139,535	359,540	2,601,385	2,960,925	763,034	1990	5 - 40
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,437,886	559,527	4,389,822	4,949,349	2,373,295	1985	5 - 40
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	4,154,342	1,181,609	3,376,274	4,557,883	465,586	2006	5 - 40
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,314,788	933,362	2,711,523	3,644,885	490,548	2005	5 - 40
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,277,486	503,767	4,065,071	4,568,838	1,641,198	1986	5 - 40
3401-3409 Cragmont Drive	Tampa, FL	—	556,952	3,833,132	16,104	556,952	3,849,236	4,406,188	5,403	2012	5 - 40
3502 Roga Boulevard	Tampa, FL	—	201,600	1,260,543	2,588	201,600	1,263,131	1,464,731	1,818	2012	5 - 40
3505 Cragmont Drive	Tampa, FL	—	936,336	7,008,738	146,782	936,336	7,155,520	8,091,856	11,013	2012	5 - 40
3608 Queen Palm Drive	Tampa, FL	—	650,384	4,746,890	17,411	650,384	4,764,301	5,414,685	10,851	2012	5 - 40
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,875,253	1,071,535	3,803,718	4,875,253	1,354,985	1999	5 - 40
4503 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,496,413	619,913	2,876,500	3,496,413	891,619	2002	5 - 40
4505 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,960,031	716,594	2,243,437	2,960,031	705,941	2002	5 - 40
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752	556,887	2,999,463	3,556,350	1,051,020	2000	5 - 40
4511 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,828,102	686,594	2,141,508	2,828,102	566,436	2002	5 - 40
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	600,481	2003	5 - 40
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	13,253,411	1,560,099	12,636,481	14,196,580	4,397,439	2000	5 - 40
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	13,361,348	1,908,792	12,905,923	14,814,715	1,374,385	2006	5 - 40
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,412,262	900,508	3,410,638	4,311,146	922,397	2004	5 - 40
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,464,999	952,860	3,464,999	4,417,859	1,234,391	1998	5 - 40
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	1,057,041	262,416	2,569,625	2,832,041	1,087,669	1981	5 - 40
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	688,772	181,923	2,501,268	2,683,191	909,219	1979	5 - 40
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,414,251	661,680	3,172,254	3,833,934	1,242,889	2000	5 - 40
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	309,357	2001	5 - 40
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,150,387	235,894	2,150,386	2,386,280	872,578	1998	5 - 40
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,396,664	771,501	3,178,498	3,949,999	1,085,726	1999	5 - 40
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,578,427	506,949	2,428,842	2,935,791	900,943	1999	5 - 40
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,206,559	239,266	548,905	2,445,825	2,994,730	433,136	2006	5 - 40
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,671,312	506,949	2,521,727	3,028,676	914,241	1999	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
7920 Woodland Center Boulevard	Tampa, FL	—	1,082,648	2,445,444	77,964	1,082,648	2,523,408	3,606,056	971,608	1997	5 - 40
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—	1,408,478	5,247,246	1,048,782	1,408,478	6,296,028	7,704,506	2,556,714	1990	5 - 40
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,261,233	438,061	2,173,578	2,611,639	740,548	1999	5 - 40
8110 Anderson Road	Tampa, FL	—	912,663	5,382,724	42,419	912,663	5,425,143	6,337,806	9,142	2012	5 - 40
8112-42 Woodland Center Boulevard	Tampa, FL	—	513,263	3,230,239	649,274	513,263	3,879,513	4,392,776	1,653,552	1995	5 - 40
8130 Anderson Road	Tampa, FL	—	655,668	4,034,546	97,530	655,668	4,132,076	4,787,744	6,934	2012	5 - 40
8154-8198 Woodland Center Boulevard	Tampa, FL	—	399,088	2,868,834	965,687	399,088	3,834,521	4,233,609	1,409,258	1988	5 - 40
8212 Woodland Center Boulevard	Tampa, FL	—	820,882	2,322,720	37,907	820,882	2,360,627	3,181,509	921,291	1996	5 - 40
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	265,544	611,626	4,898,217	5,509,843	2,290,150	1986	5 - 40
8705 Henderson Road	Tampa, FL	—	4,303,870	19,118,151	4,088,949	4,304,102	23,206,868	27,510,970	4,767,516	2006	5 - 40
8715 Henderson Road	Tampa, FL	—	3,343,910	15,880,004	2,768,818	3,344,090	18,648,642	21,992,732	4,115,645	2006	5 - 40
8725 Henderson Road	Tampa, FL	—	3,167,787	17,145,139	2,333,058	3,167,958	19,478,026	22,645,984	4,382,433	2006	5 - 40
8735 Henderson Road	Tampa, FL	—	3,166,130	17,023,069	2,889,384	3,166,300	19,912,283	23,078,583	4,482,583	2006	5 - 40
8745 Henderson Road	Tampa, FL	—	2,050,439	10,028,436	1,821,312	2,050,548	11,849,639	13,900,187	2,464,084	2006	5 - 40
8900-34 Brittany Was	Tampa, FL	—	537,194	—	3,622,389	978,019	3,181,564	4,159,583	791,143	2005	5 - 40
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	990,985	254,493	2,024,743	2,279,236	803,061	1998	5 - 40
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,806,688	364,514	1,652,015	2,016,529	596,915	2000	5 - 40
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,785,603	899,284	3,378,639	4,277,923	1,109,154	2004	5 - 40
901-933 US Highway 301 South	Tampa, FL	—	500,391	—	4,041,964	840,314	3,702,041	4,542,355	1,389,301	2001	5 - 40
9020 King Palm Drive	Tampa, FL	—	1,718,496	11,242,248	455,133	1,718,496	11,697,381	13,415,877	18,037	2012	5 - 40
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,214,583	628,237	2,788,117	3,416,354	834,327	2006	5 - 40
9110 King Palm Drive	Tampa, FL	—	1,203,200	7,796,486	117,090	1,203,200	7,913,576	9,116,776	12,703	2012	5 - 40
9203 King Palm Drive	Tampa, FL	—	754,832	4,751,621	215,243	754,832	4,966,864	5,721,696	10,960	2012	5 - 40
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,303,369	486,004	3,267,805	3,753,809	393,850	2007	5 - 40
9319 Peach Palm Drive	Tampa, FL	—	612,536	4,140,224	28,249	612,536	4,168,473	4,781,009	5,972	2012	5 - 40
9704 Solar Drive	Tampa, FL	—	374,548	1,352,582	2,218	374,548	1,354,800	1,729,348	2,170	2012	5 - 40
921 South Park Lane	Tempe, AZ	—	1,192,820	1,580,155	436,229	1,192,820	2,016,384	3,209,204	44,908	2011	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	3,224,097	2,295,090	12,303,908	14,598,998	2,217,424	2007	5 - 40
8591 West Washington Street	Tolleson, AZ	—	1,574,912	7,286,002	169,238	1,574,912	7,455,240	9,030,152	140,930	2012	5 - 40
8601 West Washington Street	Tolleson, AZ	—	1,524,603	6,256,412	223,080	1,524,603	6,479,492	8,004,095	157,237	2012	5 - 40
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	547,565	474,746	3,209,553	3,684,299	940,145	2003	5 - 40
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,923,767	1,116,693	8,694,247	9,810,940	3,256,992	1988	5 - 40
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,634,302	965,177	8,363,019	9,328,196	3,293,054	1989	5 - 40
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,697,528	953,590	7,840,270	8,793,860	2,985,403	1987	5 - 40
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	492,286	891,753	4,100,176	4,991,929	1,519,469	1987	5 - 40
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	1,654,071	700,564	11,246,340	11,946,904	4,210,792	1989	5 - 40
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	308,935	371,694	2,417,032	2,788,726	947,504	1996	5 - 40
1100 17th Street NW	Washington, DC	—	16,558,660	29,178,028	3,295,997	16,558,660	32,474,025	49,032,685	1,586,616	2011	5 - 40
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667	—	8,990,562	5,223,660	9,982,569	15,206,229	3,501,928	2001	5 - 40
1500 Liberty Ridge	Wayne, PA	—	8,287,555	—	32,790,711	11,636,499	29,441,767	41,078,266	9,230,604	2002	5 - 40
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	5,166,290	5,539,281	21,342,841	26,882,122	6,775,075	1979	5 - 40
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	656,823	845,846	7,465,848	8,311,694	2,813,438	1988	5 - 40
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	868,895	664,899	6,221,305	6,886,204	2,407,599	1988	5 - 40
1 Kings Hill Aveune	West Malling, UK	—	—	—	14,593,735	4,065,426	10,528,309	14,593,735	1,723,344	2006	5 - 40
42 Kings Hill Avenue	West Malling, UK	—	—	—	18,577,867	4,413,541	14,164,326	18,577,867	2,062,915	2005	5 - 40
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	3,880,498	1,169,118	8,384,872	9,553,990	1,621,527	2006	5 - 40
7805 Hudson Road	Woodbury, MN	—	1,279,834	—	10,795,909	1,385,739	10,690,004	12,075,743	4,410,781	2002	5 - 40

Subtotal Operating Real Estate		$263,001,459	$820,066,151	$1,877,919,655	$2,555,948,151	$900,500,763	$4,353,433,194	$5,253,933,957	$1,170,030,224

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
Development Properties
2785 Commerce Center Boulevard	Bethlehem, PA	$—	$11,961,623	$—	$38,368,918	$—	$50,330,541	$50,330,541	$—	2011	N/A
40 Logistics Drive	Carlisle, PA	—	7,981,850	—	27,075,579	—	35,057,429	35,057,429	—	2011	N/A
14300 Hollister Road	Houston, TX	—	1,377,193	—	5,044,729	—	6,421,922	6,421,922	—	2012	N/A
14400 Hollister Road	Houston, TX	—	1,830,419	—	6,132,582	—	7,963,001	7,963,001	—	2012	N/A
16330 Central Green Boulevard	Houston, TX	—	1,540,109	—	6,241,864	—	7,781,973	7,781,973	—	2012	N/A
Liberty 11 at Central Green	Houston, TX	—	1,748,348	—	1,184,763	—	2,933,111	2,933,111	—	2012	N/A
5 Crescent Drive	Philadelphia, PA	—	1,765,341	—	70,489,646	—	72,254,987	72,254,987	—	2011	N/A
8th & Walnut Streets	Philadelphia, PA	34,598,552	734,275	—	37,951,177	—	38,685,452	38,685,452	—	2011	N/A
Cotton Center Building 18	Phoenix, AZ	—	11,222,938	—	5,947,287	—	17,170,225	17,170,225	—	2012	N/A
13320 Wilfred Lane	Rogers, MN	—	508,532	—	9,494,475	—	10,003,007	10,003,007	—	2012	N/A

Subtotal Development in Progress		$34,598,552	$40,670,628	$—	$207,931,020	$—	$248,601,648	$248,601,648	$—

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	$—	$12,052,635	$—	$281,269	$12,333,904	$—	$12,333,904	$—	2005	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667	—	13,677	5,810,344	—	5,810,344	—	2007	N/A
LVIP Area VII-Lots 3, 4, 5 Land	Bethlehem, PA	—	6,058,664	—	216,958	6,275,622	—	6,275,622	—	2012	N/A
Mill Creek Road Land	Bethlehem, PA	—	18,548,585	—	874,034	19,422,619	—	19,422,619	—	2012	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	566,124	2,605,859	—	2,605,859	—	1998	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	10,291	218,937	—	218,937	—	2010	N/A
Charlotte Distribution Center Land-Lot 1	Charlotte, NC	—	654,713	—	—	654,713	—	654,713	—	2011	N/A
Amberpoint Business Park Land	Dallas, TX	—	2,040,233	—	—	2,040,233	—	2,040,233	—	2012	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	24,559	2,076,190	—	2,076,190	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,228,531	20,086,087	—	20,086,087	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,893,669	3,458,204	—	3,458,204	—	2006	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492	—	3,631,680	5,929,172	—	5,929,172	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,364,015	13,853,601	—	13,853,601	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	—	138,101	—	101,157	239,258	—	239,258	—	2001	N/A
Hanover Crossing	Hanover, MD	—	7,835,761	—	14,638	7,850,399	—	7,850,399	—	2012	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	452,208	3,823,391	—	3,823,391	—	2008	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	914,318	1,827,594	—	1,827,594	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	25,160	3,069,098	—	3,069,098	—	2005	N/A
Greens Crossing Land	Houston, TX	—	2,476,892	—	49,846	2,526,738	—	2,526,738	—	2007	N/A
Interwood Land	Houston, TX	—	5,160,668	—	5,211	5,165,879	—	5,165,879	—	2012	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	229,574	5,986,439	—	5,986,439	—	2007	N/A
Taub Beltway 8 Land	Houston, TX	—	14,165,813	—	—	14,165,813	—	14,165,813	—	2012	N/A
Noxell Land	Hunt Valley, MD	—	3,278,574	—	13,806	3,292,380	—	3,292,380	—	2001	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448	—	73,504	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	492,908	—	87,649	580,557	—	580,557	—	1998	N/A
Imeson Road Land	Jacksonville, FL	—	4,153,948	—	2,110,854	6,264,802	—	6,264,802	—	2008	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269	—	83,801	540,070	—	540,070	—	1995	N/A

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2012	Accumulated Depreciation 12/31/2012	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
Salisbury Road Land	Jacksonville, FL	—	173,628	—	270,118	443,746	—	443,746	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790	—	1,231,852	3,527,642	—	3,527,642	—	2005	N/A
Kent County, UK	Kent County, UK	—	—	—	7,568,786	7,568,786	—	7,568,786	—	1999	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,194,790	1,986,908	—	1,986,908	—	1995	N/A
380 Old Morehall Road	Malvern, PA	—	1,340,075	—	—	1,340,075	—	1,340,075	—	2012	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994	—	4,963,394	9,738,388	—	9,738,388	—	2001	N/A
Miami International Tradeport Land	Medley, FL	—	19,351,823	—	1,690,053	21,041,876	—	21,041,876	—	2011	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	413,927	6,499,264	—	6,499,264	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,421,050	4,590,282	—	4,590,282	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	—	365,230	—	365,230	—	2006	N/A
26th Street North Land	Philadelphia, PA	—	90,774	—	1,051,585	1,142,359	—	1,142,359	—	2009	N/A
Cotton Center Land	Phoenix, AZ	—	8,238,461	—	—	8,238,461	—	8,238,461	—	2007	N/A
Eastport IX	Richmond, VA	—	211,627	—	3,325	214,952	—	214,952	—	1997	N/A
Eastport VIII	Richmond, VA	—	382,698	—	3,325	386,023	—	386,023	—	1997	N/A
1315 Brockton Lane North	Rogers, MN	—	758,414	—	260,929	1,019,343	—	1,019,343	—	2011	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,717	170,031	—	170,031	—	1996	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686	—	4,842,562	13,165,248	—	13,165,248	—	2007	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	757,581	3,473,295	—	3,473,295	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,499	210,635	—	210,635	—	2000	N/A
Legacy Park Land	Tampa, FL	—	10,358,826	—	1,324,447	11,683,273	—	11,683,273	—	2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	219,098	2,214,473	—	2,214,473	—	2007	N/A

Subtotal Land Held for Development		$—	$203,584,038	$—	$54,740,168	$258,324,206	$—	$258,324,206	$—

Total All Properties*		$297,600,011	$1,064,320,817	$1,877,919,655	$2,818,619,339	$1,158,824,969	$4,602,034,842	$5,760,859,811	$1,170,030,224

* Denotes property is collateralized under mortgages with Allianz, John Hancock and LaSalle Bank totaling $236.5 million.

SCHEDULE III
LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2012	2011	2010
REAL ESTATE:
Balance at beginning of year	$5,253,064	$4,879,278	$4,810,239
Additions	511,834	423,498	108,695
Disposition of property	(4,038)	(49,712)	(39,656)

Balance at end of year	$5,760,860	$5,253,064	$4,879,278

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$1,047,336	$923,790	$822,648
Depreciation expense	140,571	144,284	147,299
Disposition of property	(17,877)	(20,738)	(46,157)

Balance at end of year	$1,170,030	$1,047,336	$923,790

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company's 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm - Liberty Property Trust

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm - Liberty Property Limited Partnership

Financial Statements - Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2012 and 2011

Statements of Comprehensive Income:
Liberty Property Trust Consolidated for the years ended December 31, 2012, 2011 and 2010

Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2012, 2011 and 2010

Statements of Cash Flows:

Liberty Property Trust Consolidated for the years ended December 31, 2012, 2011 and 2010

Financial Statements - Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2012 and 2011

Statements of Comprehensive Income:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2012, 2011 and 2010

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2012, 2011 and 2010

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2012 for Liberty Property Trust

All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2012 for Liberty Property Limited Partnership

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

3.1.14
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.40% Series H Cumulative Redeemable Preferred Partnership Interests (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 23, 2007 (the “August 23, 2007 Form 8-K”)).

3.1.15
Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.16	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.1 to the Second Quarter 1999 Form 10-Q).

3.1.17	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.18	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter Form 2002 10-Q).

3.1.19	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the September 2, 2004 Form 8-K).

3.1.20	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the June 17, 2005 8-K).

3.1.21	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the June 30, 2005 8-K).

3.1.22
Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 24, 2005).

3.1.23
Amendment No. 2 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Commission on December 23, 2005).

3.1.24
Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the December 18, 2006 Form 8-K).

3.1.25
Eighth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the August 23, 2007 Form 8-K).

3.1.26
Ninth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 3.1.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

3.1.27*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.1.28
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

4.3
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

4.4
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

4.5
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

4.6
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

4.7
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

4.8
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

4.9
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

4.10
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

4.11
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

4.12
Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 of the Registrants (Commission File No. 333-150737) filed with the Commission on September 22, 2010).

4.13
First Supplemental Indenture, dated as of September 27, 2010, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $350,000,000 principal amount of 4.75% Senior Notes due 2020 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

4.14
Second Supplemental Indenture, dated as of June 11, 2012, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 4.125% Senior Notes due 2022 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

4.15*
Third Supplemental Indenture, dated as of December 10, 2012, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $300,000,000 principal amount of 3.375% Senior Notes due 2023 of Liberty Property Limited Partnership.

10.1@
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

10.8.1
Third Amended and Restated Credit Agreement, dated as of October 21, 2011, by and among Liberty Property Limited Partnership, Liberty Property Trust, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Bank, N.A., SunTrust Bank and Citizens Bank of Pennsylvania, as Documentation Agents, PNC Bank, National Association, as Co-Documentation Agent, Citibank, N.A., UBS Securities LLC, U.S. Bank National Association, Capital One, N.A. and Bank of Tokyo Mitsubishi UFJ, Ltd., as Managing Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and the lenders a party thereto. (The "Third Amended and Restated Credit Agreement") (Incorporated by reference to Exhibit 99.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on October 27, 2011).

10.8.2*
Amendment No. 1 to the Third Amended and Restated Credit Agreement dated January 25, 2013, by and among Liberty Property Limited Partnership, as borrower, Liberty Property Trust, Bank of America, N.A., as administrative agent for itself and the lenders under the Third Amended and Restated Credit Agreement.

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

LIBERTY PROPERTY TRUST

Date: February 26, 2013                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 26, 2013
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 26, 2013
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 26, 2013
David L. Lingerfelt

/s/ STEPHEN B. SIEGEL	Trustee	February 26, 2013
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee	February 26, 2013
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 26, 2013
Daniel P. Garton

/s/ STEPHEN D. STEINOUR	Trustee	February 26, 2013
Stephen D. Steinour

/s/ KATHERINE E. DIETZE	Trustee	February 26, 2013
Katherine E. Dietze

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

Date: February 26, 2013                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 26, 2013
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 26, 2013
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 26, 2013
David L. Lingerfelt

/s/ STEPHEN B. SIEGEL	Trustee	February 26, 2013
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee	February 26, 2013
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 26, 2013
Daniel P. Garton

/s/ STEPHEN D. STEINOUR	Trustee	February 26, 2013
Stephen D. Steinour

/s/ KATHERINE E. DIETZE	Trustee	February 26, 2013
Katherine E. Dietze

EXHIBIT INDEX

EXHIBIT NO.

3.1.27	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

4.15
Third Supplemental Indenture, dated as of December 10, 2012, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $300,000,000 principal amount of 3.375% Senior Notes due 2023 of Liberty Property Limited Partnership.

10.8.2
Amendment No. 1 to the Third Amended and Restated Credit Agreement dated January 25, 2013, by and among Liberty Property Limited Partnership, as borrower, Liberty Property Trust, Bank of America, N.A., as administrative agent for itself and the lenders under the Third Amended and Restated Credit Agreement.

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