Form 10-Q
period 2013-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2013-04-26
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 23, 2013, 120,247,006 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2013 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.0% of the common equity of the Operating Partnership at March 31, 2013. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units"). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements;

◦	Income per Common Share of the Trust and Income per Common Unit of the Operating Partnership;

◦	Other Comprehensive (Loss) Income of the Trust and Other Comprehensive (Loss) Income of the Operating Partnership; and

◦	Noncontrolling Interests of the Trust and Limited Partners' Equity of the Operating Partnership

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
Form 10-Q for the period ended March 31, 2013

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	March 31, 2013	December 31, 2012
ASSETS
Real estate:
Land and land improvements	$900,963	$899,801
Building and improvements	4,374,877	4,341,125
Less accumulated depreciation	(1,178,309)	(1,164,756)
Operating real estate	4,097,531	4,076,170
Development in progress	209,690	248,602
Land held for development	246,572	258,324
Net real estate	4,553,793	4,583,096
Cash and cash equivalents	54,434	38,356
Restricted cash	28,212	33,147
Accounts receivable	8,355	8,988
Deferred rent receivable	110,078	108,576
Deferred financing and leasing costs, net of accumulated amortization (2013, $134,299; 2012, $132,261)	134,316	137,359
Investments in and advances to unconsolidated joint ventures	175,285	169,021
Assets held for sale	7,829	7,880
Prepaid expenses and other assets	74,371	87,756
Total assets	$5,146,673	$5,174,179
LIABILITIES
Mortgage loans	$304,867	$302,855
Unsecured notes	2,258,946	2,258,751
Credit facility	—	92,000
Accounts payable	32,152	31,058
Accrued interest	39,031	20,164
Dividend and distributions payable	59,813	58,038
Other liabilities	167,337	185,956
Total liabilities	2,862,146	2,948,822
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of March 31, 2013 and December 31, 2012	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 121,181,984 (includes 1,249,909 in treasury) and 119,720,776 (includes 1,249,909 in treasury) shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	121	119
Additional paid-in capital	2,737,071	2,687,701
Accumulated other comprehensive (loss) income	(1,805)	2,900
Distributions in excess of net income	(533,471)	(547,757)
Common shares in treasury, at cost, 1,249,909 shares as of March 31, 2013 and December 31, 2012	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,149,965	2,091,012
Noncontrolling interest – operating partnership
3,713,851 common units outstanding as of March 31, 2013 and December 31, 2012, respectively	60,440	60,223
1,290,000 preferred units outstanding as of March 31, 2013 and December 31, 2012, respectively	63,264	63,264
Noncontrolling interest – consolidated joint ventures	3,321	3,321
Total equity	2,276,990	2,217,820
Total liabilities, noncontrolling interest - operating partnership and equity	$5,146,673	$5,174,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING REVENUE
Rental	$123,912	$117,369
Operating expense reimbursement	52,661	49,573
Total operating revenue	176,573	166,942
OPERATING EXPENSE
Rental property	31,916	30,018
Real estate taxes	21,552	20,311
General and administrative	19,833	17,201
Depreciation and amortization	44,973	40,725
Total operating expenses	118,274	108,255
Operating income	58,299	58,687
OTHER INCOME (EXPENSE)
Interest and other income	2,632	2,460
Interest expense	(31,934)	(28,193)
Total other income (expense)	(29,302)	(25,733)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	28,997	32,954
Gain on property dispositions	1,800	523
Income taxes	(491)	(178)
Equity in earnings of unconsolidated joint ventures	1,757	916
Income from continuing operations	32,063	34,215
Discontinued operations (including net gains on property dispositions of $41,713 and $1,064 for the quarters ended March 31, 2013 and 2012, respectively)	42,593	5,387
Net income	74,656	39,602
Noncontrolling interest – operating partnership	(3,417)	(2,513)
Noncontrolling interest – consolidated joint ventures	—	—
Net income available to common shareholders	$71,239	$37,089
Net income	$74,656	$39,602
Other comprehensive (loss) income	(4,851)	2,317
Total comprehensive income	69,805	41,919
Less: comprehensive income attributable to noncontrolling interest	(3,271)	(2,586)
Comprehensive income attributable to common shareholders	$66,534	$39,333
Earnings per common share
Basic:
Income from continuing operations	$0.25	$0.28
Income from discontinued operations	0.35	0.04
Income per common share – basic	$0.60	$0.32
Diluted:
Income from continuing operations	$0.25	$0.28
Income from discontinued operations	0.35	0.04
Income per common share – diluted	$0.60	$0.32
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	118,688	115,972
Diluted	119,532	116,743
Amounts attributable to common shareholders
Income from continuing operations	$29,925	$31,872
Discontinued operations	41,314	5,217
Net income available to common shareholders	$71,239	$37,089
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON UNITS	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED UNITS	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2013	$119	$2,687,701	$2,900	$(547,757)	$(51,951)	$2,091,012	$60,223	$63,264	$3,321	$2,217,820
Net proceeds from the issuance of common shares	2	44,925	—	—	—	44,927	—	—	—	44,927
Net income	—	—	—	71,239	—	71,239	2,206	1,211	—	74,656
Distributions	—	—	—	(56,953)	—	(56,953)	(1,843)	(1,211)	—	(60,007)
Share-based compensation	—	4,445	—	—	—	4,445	—	—	—	4,445
Foreign currency translation adjustment	—	—	(4,705)	—	—	(4,705)	(146)	—	—	(4,851)
Balance at March 31, 2013	$121	$2,737,071	$(1,805)	$(533,471)	$(51,951)	$2,149,965	$60,440	$63,264	$3,321	$2,276,990

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES
Net income	$74,656	$39,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,585	41,778
Amortization of deferred financing costs	1,168	1,188
Equity in earnings of unconsolidated joint ventures	(1,757)	(916)
Distributions from unconsolidated joint ventures	265	208
Gain on property dispositions	(43,513)	(1,587)
Share-based compensation	4,445	4,310
Changes in operating assets and liabilities:
Restricted cash	4,639	24,604
Accounts receivable	642	(1,022)
Deferred rent receivable	(3,246)	(1,484)
Prepaid expenses and other assets	1,319	(6,578)
Accounts payable	1,136	8,893
Accrued interest	18,867	8,889
Other liabilities	(12,002)	(25,163)
Net cash provided by operating activities	92,204	92,722
INVESTING ACTIVITIES
Investment in operating properties - other	(6,794)	(13,243)
Investments in and advances to unconsolidated joint ventures	(6,379)	(2,702)
Distributions from unconsolidated joint ventures	1,871	3,610
Net proceeds from disposition of properties/land	71,909	6,237
Net proceeds from (advances on) public reimbursement receivable/escrow	8,500	(6,925)
Investment in development in progress	(27,509)	(43,405)
Investment in land held for development	(3,493)	(2,648)
Investment in deferred leasing costs	(7,387)	(7,983)
Net cash provided by (used in) investing activities	30,718	(67,059)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	44,927	16,197
Redemption of preferred units	—	(121,000)
Proceeds from mortgage loans	3,261	11,186
Repayments of mortgage loans	(1,249)	(19,288)
Proceeds from credit facility	19,600	259,650
Repayments on credit facility	(111,600)	(105,750)
Payment of deferred financing costs	(4)	(285)
Distribution paid on common shares	(56,274)	(55,149)
Distribution paid on units	(1,961)	(3,883)
Net cash used in financing activities	(103,300)	(18,322)
Net increase in cash and cash equivalents	19,622	7,341
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(3,544)	2,105
Cash and cash equivalents at beginning of period	38,356	18,204
Cash and cash equivalents at end of period	$54,434	$27,650

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	March 31, 2013	December 31, 2012
ASSETS
Real estate:
Land and land improvements	$900,963	$899,801
Building and improvements	4,374,877	4,341,125
Less accumulated depreciation	(1,178,309)	(1,164,756)
Operating real estate	4,097,531	4,076,170
Development in progress	209,690	248,602
Land held for development	246,572	258,324
Net real estate	4,553,793	4,583,096
Cash and cash equivalents	54,434	38,356
Restricted cash	28,212	33,147
Accounts receivable	8,355	8,988
Deferred rent receivable	110,078	108,576
Deferred financing and leasing costs, net of accumulated amortization (2013, $134,299; 2012, $132,261)	134,316	137,359
Investments in and advances to unconsolidated joint ventures	175,285	169,021
Assets held for sale	7,829	7,880
Prepaid expenses and other assets	74,371	87,756
Total assets	$5,146,673	$5,174,179
LIABILITIES
Mortgage loans	$304,867	$302,855
Unsecured notes	2,258,946	2,258,751
Credit facility	—	92,000
Accounts payable	32,152	31,058
Accrued interest	39,031	20,164
Distributions payable	59,813	58,038
Other liabilities	167,337	185,956
Total liabilities	2,862,146	2,948,822
Limited partners' equity - 301,483 preferred units outstanding as of March 31, 2013 and December 31, 2012	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 119,932,075 (net of 1,249,909 treasury units) and 118,470,867 (net of 1,249,909 treasury units) common units outstanding as of March 31, 2013 and December 31, 2012, respectively	2,149,965	2,091,012
Limited partners’ equity – 3,713,851 common units outstanding as of March 31, 2013 and December 31, 2012, respectively	60,440	60,223
Limited partners’ equity – 1,290,000 preferred units outstanding as of March 31, 2013 and December 31, 2012, respectively	63,264	63,264
Noncontrolling interest – consolidated joint ventures	3,321	3,321
Total owners’ equity	2,276,990	2,217,820
Total liabilities, limited partners' equity and owners’ equity	$5,146,673	$5,174,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING REVENUE
Rental	$123,912	$117,369
Operating expense reimbursement	52,661	49,573
Total operating revenue	176,573	166,942
OPERATING EXPENSE
Rental property	31,916	30,018
Real estate taxes	21,552	20,311
General and administrative	19,833	17,201
Depreciation and amortization	44,973	40,725
Total operating expenses	118,274	108,255
Operating income	58,299	58,687
OTHER INCOME (EXPENSE)
Interest and other income	2,632	2,460
Interest expense	(31,934)	(28,193)
Total other income (expense)	(29,302)	(25,733)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	28,997	32,954
Gain on property dispositions	1,800	523
Income taxes	(491)	(178)
Equity in earnings of unconsolidated joint ventures	1,757	916
Income from continuing operations	32,063	34,215
Discontinued operations (including net gain on property dispositions of $41,713 and $1,064 for the quarters ended March 31, 2013 and 2012, respectively)	42,593	5,387
Net income	74,656	39,602
Noncontrolling interest – consolidated joint ventures	—	—
Preferred unit distributions	(1,211)	(5,035)
Excess of preferred unit redemption over carrying amount	—	3,729
Income available to common unitholders	$73,445	$38,296
Net income	$74,656	$39,602
Other comprehensive (loss) income	(4,851)	2,317
Total comprehensive income	$69,805	$41,919
Earnings per common unit
Basic:
Income from continuing operations	$0.25	$0.28
Income from discontinued operations	0.35	0.04
Income per common unit - basic	$0.60	$0.32
Diluted:
Income from continuing operations	$0.25	$0.28
Income from discontinued operations	0.35	0.04
Income per common unit - diluted	$0.60	$0.32
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	122,402	119,781
Diluted	123,246	120,552
Net income allocated to general partners	$71,239	$37,089
Net income allocated to limited partners	$3,417	$2,513

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2013	$2,091,012	$60,223	$63,264	$3,321	$2,217,820
Contributions from partners	49,372	—	—	—	49,372
Distributions to partners	(56,953)	(1,843)	(1,211)	—	(60,007)
Foreign currency translation adjustment	(4,705)	(146)	—	—	(4,851)
Net income	71,239	2,206	1,211	—	74,656
Balance at March 31, 2013	$2,149,965	$60,440	$63,264	$3,321	$2,276,990

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES
Net income	$74,656	$39,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,585	41,778
Amortization of deferred financing costs	1,168	1,188
Equity in earnings of unconsolidated joint ventures	(1,757)	(916)
Distributions from unconsolidated joint ventures	265	208
Gain on property dispositions	(43,513)	(1,587)
Share-based compensation	4,445	4,310
Changes in operating assets and liabilities:
Restricted cash	4,639	24,604
Accounts receivable	642	(1,022)
Deferred rent receivable	(3,246)	(1,484)
Prepaid expenses and other assets	1,319	(6,578)
Accounts payable	1,136	8,893
Accrued interest	18,867	8,889
Other liabilities	(12,002)	(25,163)
Net cash provided by operating activities	92,204	92,722
INVESTING ACTIVITIES
Investment in operating properties - other	(6,794)	(13,243)
Investments in and advances to unconsolidated joint ventures	(6,379)	(2,702)
Distributions from unconsolidated joint ventures	1,871	3,610
Net proceeds from disposition of properties/land	71,909	6,237
Net proceeds from (advances on) public reimbursement receivable/escrow	8,500	(6,925)
Investment in development in progress	(27,509)	(43,405)
Investment in land held for development	(3,493)	(2,648)
Investment in deferred leasing costs	(7,387)	(7,983)
Net cash provided by (used in) investing activities	30,718	(67,059)
FINANCING ACTIVITIES
Redemption of preferred units	—	(121,000)
Proceeds from mortgage loans	3,261	11,186
Repayments of mortgage loans	(1,249)	(19,288)
Proceeds from credit facility	19,600	259,650
Repayments on credit facility	(111,600)	(105,750)
Payment of deferred financing costs	(4)	(285)
Capital contributions	44,927	16,197
Distributions to partners	(58,235)	(59,032)
Net cash used in financing activities	(103,300)	(18,322)
Net increase in cash and cash equivalents	19,622	7,341
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(3,544)	2,105
Cash and cash equivalents at beginning of period	38,356	18,204
Cash and cash equivalents at end of period	$54,434	$27,650

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.0% of the common equity of the Operating Partnership at March 31, 2013. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation including reclassifying the accompanying consolidated balance sheets and statements of comprehensive income for assets held for sale and discontinued operations.

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$29,925	118,688	$0.25	$31,872	115,972	$0.28
Dilutive shares for long-term compensation plans	—	844		—	771
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	$29,925	119,532	$0.25	$31,872	116,743	$0.28
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	$41,314	118,688	$0.35	$5,217	115,972	$0.04
Dilutive shares for long-term compensation plans	—	844		—	771
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	$41,314	119,532	$0.35	$5,217	116,743	$0.04
Basic income per common share
Net income available to common shareholders	$71,239	118,688	$0.60	$37,089	115,972	$0.32
Dilutive shares for long-term compensation plans	—	844		—	771
Diluted income per common share
Net income available to common shareholders	$71,239	119,532	$0.60	$37,089	116,743	$0.32

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three months ended March 31, 2013 was 992,000 as compared to 1,384,000 for the same period in 2012.
During the three months ended March 31, 2013, 357,000 common shares were issued upon the exercise of options. During the year ended December 31, 2012, 841,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations	$32,063			$34,215
Less: Preferred unit distributions	(1,211)			(5,035)
Excess of preferred unit redemption over carrying amount	—			3,729
Basic income from continuing operations
Income from continuing operations available to common unitholders	$30,852	122,402	$0.25	$32,909	119,781	$0.28
Dilutive units for long-term compensation plans	—	844		—	771
Diluted income from continuing operations
Income from continuing operations available to common unitholders	$30,852	123,246	$0.25	$32,909	120,552	$0.28
Basic income from discontinued operations
Discontinued operations	$42,593	122,402	$0.35	$5,387	119,781	$0.04
Dilutive units for long-term compensation plans	—	844		—	771
Diluted income from discontinued operations
Discontinued operations	$42,593	123,246	$0.35	$5,387	120,552	$0.04
Basic income per common unit
Income available to common unitholders	$73,445	122,402	$0.60	$38,296	119,781	$0.32
Dilutive units for long-term compensation plans	—	844		—	771
Diluted income per common unit
Income available to common unitholders	$73,445	123,246	$0.60	$38,296	120,552	$0.32

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three months ended March 31, 2013 was 992,000 as compared to 1,384,000 for the same period in 2012.
During the three months ended March 31, 2013, 357,000 common units were issued upon the exercise of options. During the year ended December 31, 2012, 841,000 common units were issued upon the exercise of options.

Note 4: Other Comprehensive (Loss) Income of the Trust

The functional currency of the Trust's United Kingdom operations is pounds sterling. The Trust translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in accumulated other comprehensive (loss) income as a separate component of shareholders' equity. A proportionate amount of gain or loss is allocated to noncontrolling interest - operating partnership - common units. Accumulated other comprehensive (loss) income consists solely of the foreign currency translation adjustments described above. Upon sale or upon complete or substantially complete liquidation of the Trust's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive (loss) income and noncontrolling interest - operating partnership - common units.

Note 5: Other Comprehensive (Loss) Income of the Operating Partnership

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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Operating revenue
Northeast - Southeastern PA	$41,054	$42,195
Northeast - Lehigh / Central PA	24,677	24,077
Northeast - Other	15,394	17,400
Central	32,401	32,144
South	53,562	54,012
Metro	9,763	8,188
United Kingdom	1,100	1,162
Segment-level operating revenue	177,951	179,178

Reconciliation to total operating revenue
Discontinued operations	(1,634)	(12,404)
Other	256	168
Total operating revenue	$176,573	$166,942

Net operating income
Northeast - Southeastern PA	$22,613	$25,170
Northeast - Lehigh / Central PA	16,668	16,195
Northeast - Other	8,322	9,105
Central	18,923	17,747
South	33,317	32,654
Metro	6,796	5,629
United Kingdom	(133)	(229)
Segment-level net operating income	106,506	106,271

Reconciliation to income from continuing operations
Interest expense (1)	(32,082)	(30,904)
Depreciation/amortization expense (2)	(29,307)	(25,652)
Gain on property dispositions	1,800	523
Equity in earnings of unconsolidated joint ventures	1,757	916
General and administrative expense (2)	(13,877)	(11,550)
Discontinued operations excluding gain on property dispositions	(880)	(4,323)
Income taxes (2)	(491)	(86)
Other	(1,363)	(980)
Income from continuing operations	$32,063	$34,215

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

During the three months ended March 31, 2013, the Company realized proceeds of $74.7 million from the sale of one operating property. The Company's total assets by reportable segment as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total assets
Northeast - Southeastern PA	$810,493	$816,437
Northeast - Lehigh / Central PA	777,171	780,182
Northeast - Other	385,243	388,446
Central	1,092,854	1,073,631
South	1,451,573	1,455,805
Metro	459,515	478,835
United Kingdom	121,262	138,025
Other	48,562	42,818
Total assets	$5,146,673	$5,174,179

Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of comprehensive income as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. There were $74.7 million proceeds from dispositions of operating properties for the three months ended March 31, 2013 as compared to $6.5 million for the same period in 2012.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$1,634	$12,404
Operating expenses	(179)	(4,686)
Interest and other income	—	29
Interest expense	(148)	(2,711)
Depreciation and amortization	(427)	(713)
Income before gain on property dispositions	880	4,323
Gain on property dispositions	41,713	1,064
Income from discontinued operations	$42,593	$5,387

One property totaling 86,000 square feet in the Company’s South reportable segment was considered held for sale as of March 31, 2013. This property was sold subsequent to March 31, 2013 for proceeds of $11.0 million.
Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.

Note 8: Investments in Unconsolidated Joint Ventures

In October 2012, Blythe Valley JV Sarl, a joint venture in which the Company held an interest, defaulted on its mortgage loan. The mortgage loan was secured by all of the operating properties and land of the joint venture. During the three months ended March 31, 2013, the lender appointed a receiver, effectively taking control of the assets securing its loan. During the year ended December 31, 2012 the joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero.

Note 9: Continuous Equity Offering

The Company has a continuous equity offering program in place for up to $200 million of equity. During the three months ended March 31, 2013, the Company sold 642,000 common shares through this program. The net proceeds from the offering of $24.3 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes.

Note 10: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding of the Operating Partnership not held by the Trust as of March 31, 2013 have the same economic characteristics as common shares of the Trust. The 3,713,851 outstanding common units of the Operating Partnership at such date not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,713,851 outstanding common units based on the closing price of the common shares of the Trust at March 31, 2013 was $147.6 million.
Preferred units
The Trust had outstanding the following cumulative redeemable preferred units of the Operating Partnership (the “Equity Preferred Units”) as of March 31, 2013:

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

Note 11: Limited Partners' Equity of the Operating Partnership

Common units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of March 31, 2013 have the same economic characteristics as common shares of the Trust. The 3,713,851 outstanding common units at such date are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,713,851 outstanding common units at March 31, 2013 based on the closing price of the common shares of the Company at March 31, 2013 was $147.6 million.

Preferred units

The following are the Equity Preferred Units as of March 31, 2013:

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

Note 12: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of March 31, 2013, the following cumulative preferred units of the Operating Partnership were outstanding:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are callable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Note 13: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The carrying value of the outstanding amounts under the Company's credit facility is also a reasonable estimate of fair value because interest rates float at a rate based on LIBOR.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of March 31, 2013.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The only significant unobservable input in the discounted cash flow model is the discount rate.  For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.  For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined unsecured notes and mortgage loans used as of March 31, 2013 was approximately 2.89% compared to 2.87% at December 31, 2012. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt.  A decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
The following summarizes the changes in the fair value of the Company's long-term debt from December 31, 2012 to March 31, 2013 (in thousands):

	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value
Long-term debt at December 31, 2012 (1)	$2,561,606	$2,841,917	$280,311

Payoffs and amortization of long-term debt (1)	(1,249)	(1,249)
New long-term debt (1)	3,456	3,456
Changes in fair value assumptions (1)		(24,330)	(24,330)

Long-term debt at March 31, 2013 (1)	$2,563,813	$2,819,794	$255,981
(1) Does not include the Company's credit facility.
Note 14: Commitments and Contingencies
Environmental Matters
Substantially all of the Company's properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the “Environmental Assessments”) obtained in contemplation of their acquisition by the Company. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2013, were as follows (in thousands):

Year	Amount
2013	$122
2014	158
2015	153
2016	153
2017	153
2018 through 2054	5,085
Total	$5,824

Operating ground lease expense for the three months ended March 31, 2013 was $40,000 as compared to $41,000 for the same period in 2012.

Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of March 31, 2013 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of March 31, 2013, the Company had letter of credit obligations of $4.9 million related to development requirements. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of March 31, 2013, the Company had 12 buildings under development. These buildings are expected to contain, when completed, a total of 3.7 million square feet of leasable space and represent an anticipated aggregate investment of $302.3 million. At March 31, 2013, development in progress totaled $209.7 million. In addition, as of March 31, 2013, the Company invested $7.3 million in deferred leasing costs related to these development buildings.
As of March 31, 2013, the Company was committed to $4.4 million in improvements on certain buildings and land parcels.
As of March 31, 2013, the Company was committed to $31.4 million in future land purchases.
As of March 31, 2013, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $38.5 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 15: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Write-off of fully depreciated/amortized property and deferred costs	$7,182	$7,643
Write-off of depreciated/amortized property and deferred costs due to sale	$23,906	$3,331
Write-off of origination costs relating to preferred unit redemption	$—	$2,771

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
As of March 31, 2013, the Company owned and operated 342 industrial and 240 office properties (the “Wholly Owned Properties in Operation”) totaling 66.9 million square feet. In addition, as of March 31, 2013, the Company owned 12 properties under development, which when completed are expected to comprise 3.7 million square feet (the “Wholly Owned Properties under Development”) and 1,462 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2013, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 37 office properties totaling 13.7 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in

518 acres of developable land, substantially all of which is zoned for commercial use. The Company refers to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three months ended March 31, 2013, the Company operated in a national economic environment characterized by high unemployment, low growth in GDP and low interest rates. Although this low interest rate environment has created opportunity for the Company to borrow money at a low rate of interest, the sluggish pace of economic activity has continued to put downward pressure on rents. During the three months ended March 31, 2013, straight line rents on renewal and replacement leases were on average 4.0% lower than rents on expiring leases which was within the decrease anticipated by the Company. During the three months ended March 31, 2013, the Company successfully leased 5.4 million square feet and, as of that date, attained occupancy of 92.7% for the Wholly Owned Properties in Operation and 92.4% for the JV Properties in Operation for a combined occupancy of 92.6% for the Properties in Operation. At December 31, 2012, occupancy for the Wholly Owned Properties in Operation was 92.5% and for the JV Properties in Operation was 90.2% for a combined occupancy for the Properties in Operation of 92.1%.
Consistent with its strategy, the Company intends to increase its investment in industrial and metro-office properties and decrease its investment in suburban office properties. For similar investment dollars, cash flow from industrial properties is generally less than cash flow generated from suburban office properties. Such transactions result in a reduction of net cash provided by operating activities. The Company anticipates that for 2013, in the aggregate, the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be less than dividend distributions.  The Company will continue to evaluate these circumstances in light of its dividend distribution policy.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended March 31, 2013, the Company did not acquire any properties. For 2013, the Company anticipates that wholly owned property acquisitions will range from $100 million to $200 million and believes that certain of its acquired properties will be either vacant or partially leased.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended March 31, 2013, the Company realized proceeds of $74.7 million from the sale of one property representing 441,000 square feet. For 2013, the Company anticipates that wholly owned property dispositions will range from $150 million to $250 million.
Development
During the three months ended March 31, 2013, the Company brought into service one Wholly Owned Property under Development representing 208,000 square feet and a Total Investment of $80.1 million. During the three months ended March 31, 2013, the Company initiated three Wholly Owned Properties under Development with a projected Total Investment of $69.7 million. As of March 31, 2013, the Company had 12 Wholly Owned Properties under Development with a projected Total Investment of $302.3 million. For 2013, the Company anticipates that wholly owned development deliveries will total between $300 million and $400 million and that during 2013 it will commence development on properties with an expected aggregate Total Investment in a range from $300 million to $400 million.
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
Acquisitions
During the three months ended March 31, 2013, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2013.
Dispositions
During the three months ended March 31, 2013, none of the unconsolidated joint ventures in which the Company held an interest sold any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will dispose of any properties in 2013.
Development
During the three months ended March 31, 2013, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of March 31, 2013, the Company has no unconsolidated joint venture properties under development. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service or begin any development activities in 2013.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of March 31, 2013 and 2012 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.43	$4.43	$5.80	$5.80	39,417	34,883	95.2%	94.2%
Industrial-Flex	$8.80	$9.05	$13.09	$13.20	9,033	9,975	90.6%	87.7%
Office	$14.98	$14.51	$23.22	$22.29	18,455	20,241	88.3%	87.8%
	$7.78	$8.13	$11.34	$11.83	66,905	65,099	92.7%	91.2%
JV Properties in Operation: (3)
Industrial-Distribution	$3.69	$3.86	$5.57	$5.52	9,270	9,270	93.0%	85.4%
Industrial-Flex	$22.15	$26.94	$26.01	$25.57	171	171	68.4%	84.8%
Office	$23.93	$24.18	$35.49	$35.09	4,263	4,724	92.2%	90.6%
	$10.15	$11.18	$15.04	$16.02	13,704	14,165	92.4%	87.1%
Properties in Operation:
Industrial-Distribution	$4.29	$4.32	$5.76	$5.75	48,687	44,153	94.8%	92.3%
Industrial-Flex	$8.99	$9.34	$13.27	$13.40	9,204	10,146	90.2%	87.6%
Office	$16.72	$16.39	$25.60	$24.78	22,718	24,965	89.0%	88.3%
	$8.18	$8.65	$11.97	$12.55	80,609	79,264	92.6%	90.5%

(1) Net rent represents the contractual rent per square foot at March 31, 2013 or 2012 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at March 31, 2013 or 2012 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at March 31, 2013 or 2012 for tenants in occupancy.
(3) JV Properties in Operation represents the 84 properties owned by unconsolidated joint ventures in which the Company has an interest.

Geographic segment data for the three months ended March 31, 2013 and 2012 are included in Note 6 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended March 31, 2013, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2013 with the results of operations of the Company for the three months ended March 31, 2012. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2013 and 2012, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2013 increased to $5,235.3 million from $4,599.8 million for the three months ended March 31, 2012. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $176.6 million for the three months ended March 31, 2013 from $166.9 million for the three months ended March 31, 2012. The $9.7 million increase was primarily due to an increase in rental income, which was primarily due to the increase in average gross investment in operating real estate. This increase was partially offset by a decrease in termination fees, which totaled $539,000 for the three months ended March 31, 2013 compared to $1.6 million for the same period in 2012.
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
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)
	March 31,
	2013	2012
Northeast
– Southeastern PA	$22,613	$25,170	(10.2%)	(1)
– Lehigh/Central PA	16,668	16,195	2.9%
– Other	8,322	9,105	(8.6%)
Central	18,923	17,747	6.6%
South	33,317	32,654	2.0%
Metro	6,796	5,629	20.7%	(2)
United Kingdom	(133)	(229)	(41.9%)
Segment-level net operating income	$106,506	$106,271	0.2%

(1) The decrease was primarily due to a decrease in average gross investment in operating real estate and one-time items that increased net operating income in the first quarter of 2012 that did not recur in the first quarter of 2013.
(2) The increase was primarily due to an increase in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties increased to $116.2 million for the three months ended March 31, 2013 compared to $115.0 million for the three months ended March 31, 2012 on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $114.8 million for the three months ended March 31, 2013 compared to $114.5 million for the three months ended March 31, 2012 on a cash basis.

The same store results were affected by increases in straight line rental rates and occupancy and a decrease in cash rental rates. The following details the Same Store occupancy and rental rates for the respective periods:

	Three Months Ended
	March 31,
	2013	2012
Average occupancy %	93.0%	92.0%
Average rental rate - cash basis (1)	$7.99	$8.07
Average rental rate - straight line rent and operating expense reimbursement (2)	$11.59	$11.45
(1) Represents the average contractual rent per square foot for the three months ended March 31, 2013 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the three months ended March 31, 2013 or 2012 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude termination fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of termination fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 546 properties totaling approximately 61.7 million square feet owned on January 1, 2012. Acquisitions and completed development during the year ended December 31, 2012 and the three months ended March 31, 2013 are excluded from the Same Store properties. Acquisitions and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 50 properties sold during 2012 and the one property sold during the three months ended March 31, 2013 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2013 and 2012. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2013	March 31, 2012
Same Store:
Rental revenue	$116,766	$115,852
Operating expenses:
Rental property expense	31,852	30,979
Real estate taxes	19,737	19,749
Operating expense recovery	(50,976)	(49,887)
Unrecovered operating expenses	613	841
Property level operating income	116,153	115,011
Less straight line rent	1,362	541
Cash basis property level operating income	$114,791	$114,470
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$114,791	$114,470
Straight line rent	1,362	541
Property level operating income	116,153	115,011
Property level operating income (loss) - properties purchased or developed subsequent to January 1, 2012	6,266	(315)
Less: Property level operating income – property held for sale at March 31, 2013	147	270
Termination fees	539	1,647
General and administrative expense	(19,833)	(17,201)
Depreciation and amortization expense	(44,973)	(40,725)
Other income (expense)	(29,302)	(25,733)
Gain on property dispositions	1,800	523
Income taxes	(491)	(178)
Equity in earnings of unconsolidated joint ventures	1,757	916
Discontinued operations (1)	42,593	5,387
Net income	$74,656	$39,602

(1)	Includes Termination Fees of $0 for the three months ended March 31, 2013 and $534,000 for the three months ended March 31, 2012.
General and Administrative
General and administrative expenses increased to $19.8 million for the three months ended March 31, 2013 compared to $17.2 million for the three months ended March 31, 2012. This increase was primarily due to increases in compensation, the writeoff of costs for canceled projects and costs associated with operating initiatives. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $45.0 million for the three months ended March 31, 2013 from $40.7 million for the three months ended March 31, 2012. This increase was primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense increased to $31.9 million for the three months ended March 31, 2013 from $28.2 million for the three months ended March 31, 2012. The increase was primarily due to the increase in the average debt outstanding to $2,610.6 million for the three months ended March 31, 2013 from $2,295.8 million for the three months ended March 31, 2012. This increase was partially offset by a decrease in the weighted average interest rate to 5.1% for the three months ended March 31, 2013 from 5.4% for the three months ended March 31, 2012 as well as an increase in interest capitalized during the three months ended March 31, 2013 due to an increase in development activity.
Interest expense allocated to discontinued operations for the three months ended March 31, 2013 and 2012 was $148,000 and $2.7 million, respectively. This decrease was due to the level of dispositions in 2013 and 2012.
Other
Gain on property dispositions increased to $1.8 million for the three months ended March 31, 2013 from $523,000 for the three months ended March 31, 2012.
Income from discontinued operations increased to $42.6 million for the three months ended March 31, 2013 from $5.4 million for the three months ended March 31, 2012. This increase was primarily due to the gain recognized on sales which were $41.7 million for the three months ended March 31, 2013 compared to $1.1 million for the same period in 2012.
As a result of the foregoing, the Company’s net income increased to $74.7 million for the three months ended March 31, 2013 from $39.6 million for the three months ended March 31, 2012.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company expects to invest $200 million to $300 million to fund its investment in development properties in 2013. The Company’s remaining 2013 debt maturities total approximately $8.7 million. The Company anticipates that it will invest $100 million to $200 million in acquisitions in 2013. The Company expects to realize approximately $150 million to $250 million in proceeds from asset sales in 2013. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of March 31, 2013, the Company had cash and cash equivalents of $82.6 million, including $28.2 million in restricted cash.
Net cash provided by operating activities decreased to $92.2 million for the three months ended March 31, 2013 from $92.7 million for the three months ended March 31, 2012. This $518,000 decrease was primarily due to a reduction in termination fees and an increase in general and administrative costs partially offset by fluctuations in operating assets and liabilities. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash provided by investing activities was $30.7 million for the three months ended March 31, 2013 compared to net cash used in investing activities of $67.1 million for the three months ended March 31, 2012. This $97.8 million change primarily resulted from an increase in net proceeds from the dispositions of properties/land and a decrease in investment in development in progress.
Net cash used in financing activities increased to $103.3 million for the three months ended March 31, 2013 compared to $18.3 million for the three months ended March 31, 2012. This $85.0 million increase was primarily due to net changes in the Company’s debt during the respective periods partially offset by an increase in net proceeds from the issuance of common shares. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.

The Company sold 642,000 common shares through its continuous offering program during the three months ended March 31, 2013. The net proceeds from the offering of $24.3 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended March 31, 2013, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at March 31, 2013 was LIBOR plus 107.5 basis points.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2013, the Company’s debt to gross assets ratio was 40.5% and for the three months ended March 31, 2013, the fixed charge coverage ratio was 3.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation including accumulated depreciation on assets held for sale. The fixed charge coverage ratio equals income from continuing operations before gain on property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2013, $304.9 million in mortgage loans and $2,258.9 million in unsecured notes were outstanding with a weighted average interest rate of 5.21%. The interest rates on $2,547.8 million of mortgage loans and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.9 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of March 31, 2013 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2013	$4,229	$4,506	$—	$—	$8,735	5.58%
2014	6,593	2,696	199,896	—	209,185	5.65%
2015	6,213	44,469	315,785	—	366,467	5.17%
2016	5,076	182,318	299,200	—	486,594	6.10%
2017	3,949	2,349	295,724	—	302,022	6.60%
2018	1,943	—	99,962	—	101,905	7.44%
2019	1,940	3,121	—	—	5,061	3.59%
2020	1,884	2,995	349,379	—	354,258	4.74%
2021	1,796	—	—	—	1,796	4.77%
2022 & thereafter	26,843	1,947	699,000	—	727,790	3.84%
	$60,466	$244,401	$2,258,946	$—	$2,563,813	5.21%

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

Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2013 and 2012 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Reconciliation of net income to FFO - basic:
Net Income available to common shareholders	$71,239	$37,089
Basic - Income available to common shareholders	71,239	37,089
Basic - income available to common shareholders per weighted average share	$0.60	$0.32
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,397	3,616
Depreciation and amortization	44,972	41,046
Gain on property dispositions/impairment	(41,706)	(1,104)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions/impairment	(200)	(1,373)
Funds from operations available to common shareholders – basic	$77,702	$79,274
Basic Funds from operations available to common shareholders per weighted average share	$0.65	$0.68
Reconciliation of net income to FFO - diluted:
Net Income available to common shareholders	$71,239	$37,089
Diluted - income available to common shareholders	71,239	37,089
Diluted - income available to common shareholders per weighted average share	$0.60	$0.32
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,397	3,616
Depreciation and amortization	44,972	41,046
Gain on property dispositions/impairment	(41,706)	(1,104)
Noncontrolling interest less preferred share distributions and excess of carrying amount over preferred unit redemption	2,206	1,207
Funds from operations available to common shareholders - diluted	$80,108	$81,854
Diluted Funds from operations available to common shareholders per weighted average share	$0.65	$0.68
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	118,688	115,972
Dilutive shares for long term compensation plans	844	771
Diluted shares for net income calculations	119,532	116,743
Weighted average common units	3,714	3,809
Diluted shares for Funds from operations calculations	123,246	120,552

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2012.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2013.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2012.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	April 26, 2013
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	April 26, 2013
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	April 26, 2013
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	April 26, 2013
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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