Form 10-Q
period 2013-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2013-07-31
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 29, 2013, 121,872,113 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2013 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.0% of the common equity of the Operating Partnership at June 30, 2013. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Company had issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units"). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during the six months ended June 30, 2013. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements;

◦	Income per Common Share of the Trust and Income per Common Unit of the Operating Partnership;

◦	Other Comprehensive Income (Loss) of the Trust and Other Comprehensive Income (Loss) of the Operating Partnership; and

◦	Noncontrolling Interests of the Trust and Limited Partners' Equity and Noncontrolling Interest of the Operating Partnership

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2013

Index		Page

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures for Liberty Property Trust		43

Signatures for Liberty Property Limited Partnership		44

Exhibit Index		45

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	June 30, 2013	December 31, 2012
ASSETS
Real estate:
Land and land improvements	$978,101	$899,801
Building and improvements	4,407,799	4,341,125
Less accumulated depreciation	(1,190,670)	(1,164,756)
Operating real estate	4,195,230	4,076,170
Development in progress	229,570	248,602
Land held for development	226,399	258,324
Net real estate	4,651,199	4,583,096
Cash and cash equivalents	61,679	38,356
Restricted cash	27,376	33,147
Accounts receivable	8,122	8,988
Deferred rent receivable	110,966	108,576
Deferred financing and leasing costs, net of accumulated amortization (2013, $137,652; 2012, $132,261)	142,442	137,359
Investments in and advances to unconsolidated joint ventures	175,314	169,021
Assets held for sale	—	7,880
Prepaid expenses and other assets	70,694	87,756
Total assets	$5,247,792	$5,174,179
LIABILITIES
Mortgage loans	$307,087	$302,855
Unsecured notes	2,259,142	2,258,751
Credit facility	145,000	92,000
Accounts payable	32,177	31,058
Accrued interest	20,006	20,164
Dividend and distributions payable	59,493	58,038
Other liabilities	156,356	185,956
Total liabilities	2,979,261	2,948,822
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of June 30, 2013 and December 31, 2012	7,537	7,537
EQUITY
Shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 122,783,015 (includes 1,249,909 in treasury) and 119,720,776 (includes 1,249,909 in treasury) shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	123	119
Additional paid-in capital	2,802,908	2,687,701
Accumulated other comprehensive (loss) income	(1,767)	2,900
Distributions in excess of net income	(551,102)	(547,757)
Common shares in treasury, at cost, 1,249,909 shares as of June 30, 2013 and December 31, 2012	(51,951)	(51,951)
Total shareholders’ equity	2,198,211	2,091,012
Noncontrolling interest – operating partnership
3,713,851 common units outstanding as of June 30, 2013 and December 31, 2012	59,765	60,223
1,290,000 preferred units outstanding as of December 31, 2012	—	63,264
Noncontrolling interest – consolidated joint ventures	3,018	3,321
Total equity	2,260,994	2,217,820
Total liabilities, noncontrolling interest - operating partnership and shareholders' equity	$5,247,792	$5,174,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2013	June 30, 2012
OPERATING REVENUE
Rental	$124,883	$116,068
Operating expense reimbursement	53,221	48,426
Total operating revenue	178,104	164,494
OPERATING EXPENSE
Rental property	32,985	30,369
Real estate taxes	21,776	19,740
General and administrative	16,491	14,589
Depreciation and amortization	44,907	39,821
Total operating expenses	116,159	104,519
Operating income	61,945	59,975
OTHER INCOME (EXPENSE)
Interest and other income	2,371	2,265
Interest expense	(32,003)	(30,328)
Total other income (expense)	(29,632)	(28,063)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	32,313	31,912
Gain on property dispositions	3,071	335
Income taxes	(660)	(146)
Equity in earnings of unconsolidated joint ventures	1,566	769
Income from continuing operations	36,290	32,870
Discontinued operations (including net gain on property dispositions of $7,625 and $2,981 for the three months ended June 30, 2013 and 2012, respectively)	6,953	4,810
Net income	43,243	37,680
Noncontrolling interest – operating partnership	(3,134)	(3,569)
Net income available to common shareholders	$40,109	$34,111
Net income	$43,243	$37,680
Other comprehensive income (loss)	40	(1,515)
Total comprehensive income	43,283	36,165
Less: comprehensive income attributable to noncontrolling interest	(3,135)	(3,522)
Comprehensive income attributable to common shareholders	$40,148	$32,643
Earnings per common share
Basic:
Income from continuing operations	$0.27	$0.25
Income from discontinued operations	0.06	0.04
Income per common share – basic	$0.33	$0.29
Diluted:
Income from continuing operations	$0.27	$0.25
Income from discontinued operations	0.06	0.04
Income per common share – diluted	$0.33	$0.29
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	120,081	116,683
Diluted	120,911	117,559
Amounts attributable to common shareholders
Income from continuing operations	$33,362	$29,449
Discontinued operations	6,747	4,662
Net income available to common shareholders	$40,109	$34,111
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2013	June 30, 2012
OPERATING REVENUE
Rental	$247,658	$232,289
Operating expense reimbursement	105,134	97,169
Total operating revenue	352,792	329,458
OPERATING EXPENSE
Rental property	64,533	59,906
Real estate taxes	42,900	39,651
General and administrative	36,321	31,781
Depreciation and amortization	89,524	80,187
Total operating expenses	233,278	211,525
Operating income	119,514	117,933
OTHER INCOME (EXPENSE)
Interest and other income	4,993	4,715
Interest expense	(63,729)	(58,334)
Total other income (expense)	(58,736)	(53,619)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	60,778	64,314
Gain on property dispositions	4,871	858
Income taxes	(1,151)	(324)
Equity in earnings of unconsolidated joint ventures	3,323	1,685
Income from continuing operations	67,821	66,533
Discontinued operations (including net gain on property dispositions of $49,338 and $4,045 for the six months ended June 30, 2013 and 2012, respectively)	50,078	10,749
Net income	117,899	77,282
Noncontrolling interest – operating partnership	(6,551)	(6,082)
Net income available to common shareholders	$111,348	$71,200
Net income	$117,899	$77,282
Other comprehensive (loss) income	(4,812)	802
Total comprehensive income	113,087	78,084
Less: comprehensive income attributable to noncontrolling interest	(6,406)	(6,108)
Comprehensive income attributable to common shareholders	$106,681	$71,976
Earnings per common share
Basic:
Income from continuing operations	$0.53	$0.52
Income from discontinued operations	0.40	0.09
Income per common share – basic	$0.93	$0.61
Diluted:
Income from continuing operations	$0.53	$0.52
Income from discontinued operations	0.40	0.09
Income per common share – diluted	$0.93	$0.61
Distributions per common share	$0.95	$0.95
Weighted average number of common shares outstanding
Basic	119,416	116,359
Diluted	120,229	117,165
Amounts attributable to common shareholders
Income from continuing operations	$62,762	$60,786
Discontinued operations	48,586	10,414
Net income available to common shareholders	$111,348	$71,200
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON UNITS	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED UNITS	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2013	$119	$2,687,701	$2,900	$(547,757)	$(51,951)	$2,091,012	$60,223	$63,264	$3,321	$2,217,820
Net proceeds from the issuance of common shares	4	108,848	—	—	—	108,852	—	—	—	108,852
Net income	—	—	—	111,348	—	111,348	3,432	3,119	—	117,899
Distributions	—	—	—	(114,693)	—	(114,693)	(3,745)	(1,883)	(303)	(120,624)
Share-based compensation	—	6,359	—	—	—	6,359	—	—	—	6,359
Foreign currency translation adjustment	—	—	(4,667)	—	—	(4,667)	(145)	—	—	(4,812)
Redemption of noncontrolling interest - preferred units	—	—	—	—	—	—	—	(63,264)	—	(63,264)
Excess of preferred unit redemption over carrying amount	—	—	—	—	—	—	—	(1,236)	—	(1,236)
Balance at June 30, 2013	$123	$2,802,908	$(1,767)	$(551,102)	$(51,951)	$2,198,211	$59,765	$—	$3,018	$2,260,994

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income	$117,899	$77,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,956	82,963
Amortization of deferred financing costs	2,348	2,397
Equity in earnings of unconsolidated joint ventures	(3,323)	(1,685)
Distributions from unconsolidated joint ventures	470	208
Gain on property dispositions	(54,209)	(4,903)
Share-based compensation	6,359	6,437
Changes in operating assets and liabilities:
Restricted cash	5,478	24,101
Accounts receivable	875	(4,241)
Deferred rent receivable	(4,197)	(3,398)
Prepaid expenses and other assets	1,477	(1,526)
Accounts payable	1,161	12,196
Accrued interest	(158)	1,049
Other liabilities	(18,727)	(30,230)
Net cash provided by operating activities	146,409	160,650
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(133,500)	(29,294)
Investment in operating properties - other	(24,104)	(27,898)
Investments in and advances to unconsolidated joint ventures	(8,153)	(2,575)
Distributions from unconsolidated joint ventures	4,975	5,472
Net proceeds from disposition of properties/land	124,453	214,877
Net proceeds from (advances on) public reimbursement receivable/escrow	10,845	(78)
Investment in development in progress	(47,843)	(97,062)
Investment in land held for development	(13,586)	(10,791)
Investment in deferred leasing costs	(15,166)	(14,448)
Net cash (used in) provided by investing activities	(102,079)	38,203
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	108,852	31,234
Redemption of preferred units	(64,500)	(221,000)
Proceeds from unsecured notes	—	400,000
Proceeds from mortgage loans	6,738	17,311
Repayments of mortgage loans	(2,506)	(26,960)
Proceeds from credit facility	269,550	453,200
Repayments on credit facility	(216,550)	(592,600)
Payment of deferred financing costs	(8)	(4,272)
Distribution paid on common shares	(113,241)	(110,731)
Distribution paid on units/to consolidated joint venture partners	(5,827)	(10,130)
Net cash used in financing activities	(17,492)	(63,948)
Net increase in cash and cash equivalents	26,838	134,905
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(3,515)	1,013
Cash and cash equivalents at beginning of period	38,356	18,204
Cash and cash equivalents at end of period	$61,679	$154,122

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	June 30, 2013	December 31, 2012
ASSETS
Real estate:
Land and land improvements	$978,101	$899,801
Building and improvements	4,407,799	4,341,125
Less accumulated depreciation	(1,190,670)	(1,164,756)
Operating real estate	4,195,230	4,076,170
Development in progress	229,570	248,602
Land held for development	226,399	258,324
Net real estate	4,651,199	4,583,096
Cash and cash equivalents	61,679	38,356
Restricted cash	27,376	33,147
Accounts receivable	8,122	8,988
Deferred rent receivable	110,966	108,576
Deferred financing and leasing costs, net of accumulated amortization (2013, $137,652; 2012, $132,261)	142,442	137,359
Investments in and advances to unconsolidated joint ventures	175,314	169,021
Assets held for sale	—	7,880
Prepaid expenses and other assets	70,694	87,756
Total assets	$5,247,792	$5,174,179
LIABILITIES
Mortgage loans	$307,087	$302,855
Unsecured notes	2,259,142	2,258,751
Credit facility	145,000	92,000
Accounts payable	32,177	31,058
Accrued interest	20,006	20,164
Distributions payable	59,493	58,038
Other liabilities	156,356	185,956
Total liabilities	2,979,261	2,948,822
Limited partners' equity - 301,483 preferred units outstanding as of June 30, 2013 and December 31, 2012	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 121,533,106 (net of 1,249,909 treasury units) and 118,470,867 (net of 1,249,909 treasury units) common units outstanding as of June 30, 2013 and December 31, 2012, respectively	2,198,211	2,091,012
Limited partners’ equity – 3,713,851 common units outstanding as of June 30, 2013 and December 31, 2012	59,765	60,223
Limited partners’ equity – 1,290,000 preferred units outstanding as of December 31, 2012	—	63,264
Noncontrolling interest – consolidated joint ventures	3,018	3,321
Total owners’ equity	2,260,994	2,217,820
Total liabilities, limited partners' equity and owners’ equity	$5,247,792	$5,174,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2013	June 30, 2012
OPERATING REVENUE
Rental	$124,883	$116,068
Operating expense reimbursement	53,221	48,426
Total operating revenue	178,104	164,494
OPERATING EXPENSE
Rental property	32,985	30,369
Real estate taxes	21,776	19,740
General and administrative	16,491	14,589
Depreciation and amortization	44,907	39,821
Total operating expenses	116,159	104,519
Operating income	61,945	59,975
OTHER INCOME (EXPENSE)
Interest and other income	2,371	2,265
Interest expense	(32,003)	(30,328)
Total other income (expense)	(29,632)	(28,063)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	32,313	31,912
Gain on property dispositions	3,071	335
Income taxes	(660)	(146)
Equity in earnings of unconsolidated joint ventures	1,566	769
Income from continuing operations	36,290	32,870
Discontinued operations (including net gain on property dispositions of $7,625 and $2,981 for the three months ended June 30, 2013 and 2012, respectively)	6,953	4,810
Net income	43,243	37,680
Preferred unit distributions	(672)	(2,444)
Excess of preferred unit redemption over carrying amount	(1,236)	(40)
Income available to common unitholders	$41,335	$35,196
Net income	$43,243	$37,680
Other comprehensive income (loss)	40	(1,515)
Total comprehensive income	$43,283	$36,165
Earnings per common unit
Basic:
Income from continuing operations	$0.27	$0.25
Income from discontinued operations	0.06	0.04
Income per common unit - basic	$0.33	$0.29
Diluted:
Income from continuing operations	$0.27	$0.25
Income from discontinued operations	0.06	0.04
Income per common unit - diluted	$0.33	$0.29
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	123,795	120,450
Diluted	124,625	121,326
Net income allocated to general partners	$40,109	$34,111
Net income allocated to limited partners	$3,134	$3,569

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2013	June 30, 2012
OPERATING REVENUE
Rental	$247,658	$232,289
Operating expense reimbursement	105,134	97,169
Total operating revenue	352,792	329,458
OPERATING EXPENSE
Rental property	64,533	59,906
Real estate taxes	42,900	39,651
General and administrative	36,321	31,781
Depreciation and amortization	89,524	80,187
Total operating expenses	233,278	211,525
Operating income	119,514	117,933
OTHER INCOME (EXPENSE)
Interest and other income	4,993	4,715
Interest expense	(63,729)	(58,334)
Total other income (expense)	(58,736)	(53,619)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	60,778	64,314
Gain on property dispositions	4,871	858
Income taxes	(1,151)	(324)
Equity in earnings of unconsolidated joint ventures	3,323	1,685
Income from continuing operations	67,821	66,533
Discontinued operations (including net gain on property dispositions of $49,338 and $4,045 for the six months ended June 30, 2013 and 2012, respectively)	50,078	10,749
Net income	117,899	77,282
Preferred unit distributions	(1,883)	(7,479)
Excess of preferred unit redemption over carrying amount	(1,236)	3,689
Income available to common unitholders	$114,780	$73,492
Net income	$117,899	$77,282
Other comprehensive (loss) income	(4,812)	801
Total comprehensive income	$113,087	$78,083
Earnings per common unit
Basic:
Income from continuing operations	$0.53	$0.52
Income from discontinued operations	0.40	0.09
Income per common unit - basic	$0.93	$0.61
Diluted:
Income from continuing operations	$0.53	$0.52
Income from discontinued operations	0.40	0.09
Income per common unit - diluted	$0.93	$0.61
Distributions per common unit	$0.95	$0.95
Weighted average number of common units outstanding
Basic	123,130	120,147
Diluted	123,943	120,953
Net income allocated to general partners	$111,348	$71,200
Net income allocated to limited partners	$6,551	$6,082

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2013	$2,091,012	$60,223	$63,264	$3,321	$2,217,820
Contributions from partners	115,211	—	—	—	115,211
Distributions to partners	(114,693)	(3,745)	(1,883)	(303)	(120,624)
Foreign currency translation adjustment	(4,667)	(145)	—	—	(4,812)
Net income	111,348	3,432	3,119	—	117,899
Redemption of limited partners' preferred units	—	—	(63,264)	—	(63,264)
Excess of preferred unit redemption over carrying amount	—	—	(1,236)	—	(1,236)
Balance at June 30, 2013	$2,198,211	$59,765	$—	$3,018	$2,260,994

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income	$117,899	$77,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,956	82,963
Amortization of deferred financing costs	2,348	2,397
Equity in earnings of unconsolidated joint ventures	(3,323)	(1,685)
Distributions from unconsolidated joint ventures	470	208
Gain on property dispositions	(54,209)	(4,903)
Share-based compensation	6,359	6,437
Changes in operating assets and liabilities:
Restricted cash	5,478	24,101
Accounts receivable	875	(4,241)
Deferred rent receivable	(4,197)	(3,398)
Prepaid expenses and other assets	1,477	(1,526)
Accounts payable	1,161	12,196
Accrued interest	(158)	1,049
Other liabilities	(18,727)	(30,230)
Net cash provided by operating activities	146,409	160,650
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(133,500)	(29,294)
Investment in operating properties - other	(24,104)	(27,898)
Investments in and advances to unconsolidated joint ventures	(8,153)	(2,575)
Distributions from unconsolidated joint ventures	4,975	5,472
Net proceeds from disposition of properties/land	124,453	214,877
Net proceeds from (advances on) public reimbursement receivable/escrow	10,845	(78)
Investment in development in progress	(47,843)	(97,062)
Investment in land held for development	(13,586)	(10,791)
Investment in deferred leasing costs	(15,166)	(14,448)
Net cash (used in) provided by investing activities	(102,079)	38,203
FINANCING ACTIVITIES
Redemption of preferred units	(64,500)	(221,000)
Proceeds from unsecured notes	—	400,000
Proceeds from mortgage loans	6,738	17,311
Repayments of mortgage loans	(2,506)	(26,960)
Proceeds from credit facility	269,550	453,200
Repayments on credit facility	(216,550)	(592,600)
Payment of deferred financing costs	(8)	(4,272)
Capital contributions	108,852	31,234
Distributions to partners	(119,068)	(120,861)
Net cash used in financing activities	(17,492)	(63,948)
Net increase in cash and cash equivalents	26,838	134,905
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(3,515)	1,013
Cash and cash equivalents at beginning of period	38,356	18,204
Cash and cash equivalents at end of period	$61,679	$154,122

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.0% of the common equity of the Operating Partnership at June 30, 2013. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
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
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”).  If the entity is deemed a VIE, the Company then determines if the Company is deemed to be the primary beneficiary. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
The Company continuously assesses its determination of whether it is the primary beneficiary of a VIE, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company's assessment includes a review of applicable documents such as, but not limited to, applicable partnership agreements and management and leasing agreements to determine whether the Company has the ability to direct the business activities of the entities. The portion of the consolidated entities that is not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
The Company determined that Liberty/Parkway 8th & Walnut, LP is a VIE and should be consolidated as the Company is the primary beneficiary. This determination was based upon the Company's significant control over the final development and construction phases of the development property owned by the joint venture as well as the day to day management and operations of the property. The development property owned by the joint venture is expected to contain 153,000 square feet at a projected cost of $48.4 million. The Company has guaranteed the debt of Liberty/Parkway 8th & Walnut, LP which was approximately $41.3 million at June 30, 2013.

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$33,362	120,081	$0.27	$29,449	116,683	$0.25
Dilutive shares for long-term compensation plans	—	830		—	876
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	$33,362	120,911	$0.27	$29,449	117,559	$0.25
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	$6,747	120,081	$0.06	$4,662	116,683	$0.04
Dilutive shares for long-term compensation plans	—	830		—	876
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	$6,747	120,911	$0.06	$4,662	117,559	$0.04
Basic income per common share
Net income available to common shareholders	$40,109	120,081	$0.33	$34,111	116,683	$0.29
Dilutive shares for long-term compensation plans	—	830		—	876
Diluted income per common share
Net income available to common shareholders	$40,109	120,911	$0.33	$34,111	117,559	$0.29

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$62,762	119,416	$0.53	$60,786	116,359	$0.52
Dilutive shares for long-term compensation plans	—	813		—	806
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	62,762	120,229	$0.53	60,786	117,165	$0.52
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	48,586	119,416	$0.40	10,414	116,359	$0.09
Dilutive shares for long-term compensation plans	—	813		—	806
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	48,586	120,229	$0.40	10,414	117,165	$0.09
Basic income per common share
Net income available to common shareholders	111,348	119,416	$0.93	71,200	116,359	$0.61
Dilutive shares for long-term compensation plans	—	813		—	806
Diluted income per common share
Net income available to common shareholders	$111,348	120,229	$0.93	$71,200	117,165	$0.61

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three and six months ended June 30, 2013 were 625,000 and 773,000, respectively, as compared to 953,000 and 925,000, respectively, for the same periods in 2012.
During the three and six months ended June 30, 2013, 120,000 and 477,000 common shares were issued upon the exercise of options. During the year ended December 31, 2012, 841,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations	$36,290			$32,870
Less: Preferred unit distributions	(672)			(2,444)
Excess of preferred unit redemption over carrying amount	(1,236)			(40)
Basic income from continuing operations
Income from continuing operations available to common unitholders	$34,382	123,795	$0.27	$30,386	120,450	$0.25
Dilutive units for long-term compensation plans	—	830		—	876
Diluted income from continuing operations
Income from continuing operations available to common unitholders	$34,382	124,625	$0.27	$30,386	121,326	$0.25
Basic income from discontinued operations
Discontinued operations	$6,953	123,795	$0.06	$4,810	120,450	$0.04
Dilutive units for long-term compensation plans	—	830		—	876
Diluted income from discontinued operations
Discontinued operations	$6,953	124,625	$0.06	$4,810	121,326	$0.04
Basic income per common unit
Income available to common unitholders	$41,335	123,795	$0.33	$35,196	120,450	$0.29
Dilutive units for long-term compensation plans	—	830		—	876
Diluted income per common unit
Income available to common unitholders	$41,335	124,625	$0.33	$35,196	121,326	$0.29

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations	$67,821			$66,533
Less: Preferred unit distributions	(1,883)			(7,479)
Excess of preferred unit (redemption over carrying amount) carrying amount over redemption	(1,236)			3,689
Basic income from continuing operations
Income from continuing operations available to common unitholders	64,702	123,130	$0.53	62,743	120,147	$0.52
Dilutive units for long-term compensation plans	—	813		—	806
Diluted income from continuing operations
Income from continuing operations available to common unitholders	64,702	123,943	$0.53	62,743	120,953	$0.52
Basic income from discontinued operations
Discontinued operations	50,078	123,130	$0.40	10,749	120,147	$0.09
Dilutive units for long-term compensation plans	—	813		—	806
Diluted income from discontinued operations
Discontinued operations	50,078	123,943	$0.40	10,749	120,953	$0.09
Basic income per common unit
Income available to common unitholders	114,780	123,130	$0.93	73,492	120,147	$0.61
Dilutive units for long-term compensation plans	—	813		—	806
Diluted income per common unit
Income available to common unitholders	$114,780	123,943	$0.93	$73,492	120,953	$0.61

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three and six months ended June 30, 2013 were 625,000 and 773,000, respectively, as compared to 953,000 and 925,000, respectively, for the same periods in 2012.
During the three and six months ended June 30, 2013, 120,000 and 477,000 common units were issued upon the exercise of options. During the year ended December 31, 2012, 841,000 common units were issued upon the exercise of options.

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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenue
Northeast - Southeastern PA	$40,389	$41,690	$81,443	$83,885
Northeast - Lehigh / Central PA	24,681	23,913	49,358	47,991
Northeast - Other	14,660	14,454	30,054	31,854
Central	34,129	28,827	66,529	60,971
South	53,768	51,746	107,330	105,758
Metro	9,824	8,236	19,587	16,424
United Kingdom	1,120	1,104	2,220	2,265
Segment-level operating revenue	178,571	169,970	356,521	349,148

Reconciliation to total operating revenue
Discontinued operations	(436)	(5,281)	(3,955)	(19,663)
Other	(31)	(195)	226	(27)
Total operating revenue	$178,104	$164,494	$352,792	$329,458

Net operating income
Northeast - Southeastern PA	$22,255	$24,814	$44,868	$49,984
Northeast - Lehigh / Central PA	16,550	16,558	33,218	32,753
Northeast - Other	7,845	7,628	16,167	16,733
Central	18,384	15,544	37,307	33,291
South	33,341	31,316	66,658	63,971
Metro	4,728	5,986	11,525	11,615
United Kingdom	(321)	(121)	(455)	(349)
Segment-level net operating income	102,782	101,725	209,288	207,998

Reconciliation to income from continuing operations
Interest expense (1)	(32,138)	(30,911)	(64,220)	(61,815)
Depreciation/amortization expense (2)	(29,061)	(25,812)	(58,368)	(51,464)
Gain on property dispositions	3,071	335	4,871	858
Equity in earnings of unconsolidated joint ventures	1,566	769	3,323	1,685
General and administrative expense (2)	(8,945)	(8,936)	(22,821)	(20,486)
Discontinued operations excluding gain on property dispositions	672	(1,829)	(740)	(6,704)
Income taxes (2)	(645)	(109)	(1,136)	(195)
Other	(1,012)	(2,362)	(2,376)	(3,344)
Income from continuing operations	$36,290	$32,870	$67,821	$66,533

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

During the six months ended June 30, 2013, the Company realized proceeds of $126.0 million from the sale of seven operating properties. The Company's total assets by reportable segment as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Total assets
Northeast - Southeastern PA	$803,432	$816,437
Northeast - Lehigh / Central PA	779,078	780,182
Northeast - Other	382,070	388,446
Central	1,102,707	1,073,631
South	1,435,576	1,455,805
Metro	567,987	478,835
United Kingdom	120,343	138,025
Other	56,599	42,818
Total assets	$5,247,792	$5,174,179

Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of comprehensive income as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties for the three and six months ended June 30, 2013 were $51.4 million and $126.0 million, respectively, as compared to $204.3 million and $210.8 million, respectively, for the same periods in 2012.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$436	$5,281	$3,955	$19,663
Operating expenses	(656)	(2,173)	(1,634)	(8,049)
Interest and other income	3	304	13	643
Interest expense	(135)	(583)	(491)	(3,481)
Depreciation and amortization	(320)	(1,000)	(1,103)	(2,072)
Income (loss) before gain on property dispositions	(672)	1,829	740	6,704
Gain on property dispositions	7,625	2,981	49,338	4,045
Income from discontinued operations	$6,953	$4,810	$50,078	$10,749

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment
During the three and six months ended June 30, 2013, the Company recognized $535,000 in impairment charges. These impairments primarily related to the Company's South reportable segment and are included in discontinued operations in the Company’s consolidated statements of comprehensive income. During the three and six months ended June 30, 2012, the Company recognized impairment charges of $537,000 and $594,000, respectively. These impairments primarily related to the Company's Central reportable segment and are included in discontinued operations in the Company's consolidated statements of comprehensive income. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established by the FASB in Topic 820, “Fair Value Measurements and Disclosures") to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there were no additional valuation adjustments necessary at June 30, 2013.

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

Note 9: Continuous Equity Offering

The Company has a continuous equity offering program in place for up to $200 million of equity. During the three and six months ended June 30, 2013, the Company sold 1.2 million and 1.9 million common shares, respectively, through this program. The aggregate proceeds from the offering for the three and six months ended June 30, 2013 of $50.4 million and $75.0 million, respectively, were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes.

Note 10: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding of the Operating Partnership not held by the Trust as of June 30, 2013 have the same economic characteristics as common shares of the Trust. The 3,713,851 outstanding common units of the Operating Partnership at such date not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,713,851 outstanding common units based on the closing price of the common shares of the Trust at June 30, 2013 was $137.3 million.
Preferred units
The Trust had no outstanding cumulative redeemable preferred units of the Operating Partnership (the “Equity Preferred Units”) as of June 30, 2013. During the three months ended June 30, 2013, the Company redeemed $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions, the Company wrote off $1.2 million in origination costs. These amounts are included in noncontrolling interest - operating partnership in the Trust's consolidated statements of comprehensive income.

Note 11: Limited Partners' Equity and Noncontrolling Interest of the Operating Partnership

Limited partners' equity in the accompanying financial statements represents the interests of the common and preferred units in the Operating Partnership not held by the Trust. The Operating Partnership's noncontrolling interest includes third-party ownership interests in consolidated joint venture investments.

Common units

Common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of June 30, 2013 have the same economic characteristics as common shares of the Trust. The 3,713,851 outstanding common units at such date are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,713,851 outstanding common units at June 30, 2013 based on the closing price of the common shares of the Company at June 30, 2013 was $137.3 million.
Preferred units
The Operating Partnership had no outstanding cumulative redeemable preferred units as of June 30, 2013. During the three months ended June 30, 2013, the Company redeemed $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions, the Company wrote off $1.2 million in origination costs.

Note 12: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of June 30, 2013, the following cumulative preferred units of the Operating Partnership were outstanding:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are callable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.

Note 13: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of June 30, 2013.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.

The only significant unobservable input in the discounted cash flow model is the discount rate.  For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.  For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined unsecured notes and mortgage loans used as of June 30, 2013 was approximately 3.63% compared to 2.87% at December 31, 2012. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt.  A decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
The following summarizes the changes in the fair value of the Company's long-term debt from December 31, 2012 to June 30, 2013 (in thousands):

	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value
Long-term debt at December 31, 2012 (1)	$2,561,606	$2,841,917	$280,311

Payoffs and amortization of long-term debt (1)	(2,115)	(2,115)
New long-term debt (1)	6,738	6,738
Changes in fair value assumptions (1)		(154,305)	(154,305)

Long-term debt at June 30, 2013 (1)	$2,566,229	$2,692,235	$126,006
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2013, were as follows (in thousands):

Year	Amount
2013	$79
2014	158
2015	153
2016	153
2017	153
2018 through 2054	5,085
Total	$5,781

Operating ground lease expense for the three and six months ended June 30, 2013 were $42,000 and $84,000, respectively, as compared to $41,000 and $81,000, respectively, for the same periods in 2012.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of June 30, 2013 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.

Other
As of June 30, 2013, the Company had letter of credit obligations of $4.9 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of June 30, 2013, the Company had 16 buildings under development. These buildings are expected to contain, when completed, a total of 5.8 million square feet of leasable space and represent an anticipated aggregate investment of $410.6 million. At June 30, 2013, development in progress totaled $229.6 million. In addition, as of June 30, 2013, the Company had invested $9.3 million in deferred leasing costs related to these development buildings.
As of June 30, 2013, the Company was committed to $11.8 million in improvements on certain buildings and land parcels.
As of June 30, 2013, the Company was committed to $42.4 million in future land purchases.
As of June 30, 2013, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $31.6 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 15: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2013 and 2012 (amounts in thousands):

	2013	2012
Write-off of fully depreciated property and deferred costs	$17,784	$12,783
Write-off of depreciated property and deferred costs due to sale	$49,618	$94,762
Write-off of origination costs relating to preferred unit redemptions	$1,236	$2,811

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

Note 16: Subsequent Events

On July 31, 2013, the Company entered into a definitive agreement to acquire all of the outstanding partnership interests in the operating partnership of the Cabot Industrial Value Fund III (the "Fund") for a purchase price of $1.475 billion. The Fund owns 23 million square feet of industrial properties.  The Company expects to finance the purchase price in part through the assumption of approximately $230 million in outstanding indebtedness and has received a commitment for a bridge loan of approximately $1.27 billion to finance the remainder of the purchase price, which it may replace with a combination of equity financing and permanent debt.

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
As of June 30, 2013, the Company owned and operated 340 industrial and 238 office properties (the “Wholly Owned Properties in Operation”) totaling 66.8 million square feet. In addition, as of June 30, 2013, the Company owned 16 properties under development, which when completed are expected to comprise 5.8 million square feet (the “Wholly Owned Properties under Development”) and 1,259 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2013, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 38 office properties totaling 13.7 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 518 acres of developable land, substantially all of which is zoned for commercial use. The Company refers to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the six months ended June 30, 2013, the Company operated in a national economic environment characterized by high unemployment, low growth in GDP and low interest rates. Although this low interest rate environment has created opportunity for the Company to borrow money at a low rate of interest, the economy is in a state of transition and although the downward pressure on rents has lessened, the economy is still in a general state of recovery. During the three and six months ended June 30, 2013, straight line rents on renewal and replacement leases were on average 1.1% higher and 1.3% lower, respectively, than rents on expiring leases. The Company believes that straight line rents on renewal and replacement leases for 2013 will on average be 2% to 7% lower than rents on expiring leases. During the three and six months ended June 30, 2013, the Company successfully leased 7.1 million square feet and 12.4 million square feet, respectively, and, as of that date, attained occupancy of 93.0% for the Wholly Owned Properties in Operation and 92.2% for the JV Properties in Operation for a combined occupancy of 92.8% for the Properties in Operation. At December 31, 2012, occupancy for the Wholly Owned Properties in Operation was 92.5% and for the JV Properties in Operation was 90.2% for a combined occupancy for the Properties in Operation of 92.1%.
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

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three and six months ended June 30, 2013, the Company acquired one property for a Total Investment of $142.2 million. This property, which contains 291,000 square feet of leasable space, was 77.4% leased as of June 30, 2013.For 2013, the Company had anticipated that wholly owned property acquisitions would range from $100 million to $200 million. The Company continually evaluates opportunities that could bring the Total Investment in acquisitions above this range.  Such opportunities include both single asset and portfolio acquisitions.  In this regard, the Company has identified a portfolio opportunity and on July 31, 2013 it entered into a definitive agreement to acquire all of the outstanding partnership issues in the operating partnership of the Cabot Industrial Value Fund III (the "Fund") for a purchase price of $1.475 billion.  The Fund owns 23 million square feet of industrial properties.  The Company expects to finance the purchase price in part through the assumption of approximately $230 million in outstanding indebtedness and has received a commitment for a bridge loan of approximately $1.27 billion to finance the remainder of the purchase price, which it may replace with a combination of equity financing and permanent debt.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended June 30, 2013, the Company realized proceeds of $51.4 million from the sale of six properties representing 498,000 square feet. During six months ended June 30, 2013, the Company realized proceeds of $126.0 million from the sale of seven properties representing 939,000 square feet. For 2013, the Company anticipates that wholly owned property dispositions will range from $150 million to $250 million. Additionally, the Company evaluates opportunities that could bring disposition activity above the guidance range. Such opportunities include both single asset and portfolio dispositions. In conjunction with its planned acquisition of the Fund, the Company expects to dispose of an additional $150 million of operating properties.
Development
During the three months ended June 30, 2013, the Company brought into service one Wholly Owned Property under Development representing 139,000 square feet and a Total Investment of $28.1 million. During the six months ended June 30, 2013, the Company brought into service two Wholly Owned Properties under Development representing 347,000 square feet and a Total Investment of $108.2 million. During the three months ended June 30, 2013, the Company initiated five Wholly Owned Properties under Development with a projected Total Investment of $139.2 million. During the six months ended June 30, 2013, the Company initiated eight Wholly Owned Properties under Development with a projected Total Investment of $208.9 million. As of June 30, 2013, the Company had 16 Wholly Owned Properties under Development with a projected Total Investment of $410.6 million. For 2013, the Company anticipates that wholly owned development deliveries will total between $300 million and $400 million and that during 2013 it will commence development on properties with an expected aggregate Total Investment in a range from $300 million to $400 million.
“Total Investment” for a property is defined as the property's purchase price plus closing costs (in the case of acquisitions if vacant) and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements and lease transaction costs in the case of acquisitions, or land costs and land improvement, building improvement and lease transaction costs in the case of development projects, and, where appropriate, other development costs and carrying costs.

UNCONSOLIDATED JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into unconsolidated joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the three and six months ended June 30, 2013, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2013.

Dispositions
During the three and six months ended June 30, 2013, none of the unconsolidated joint ventures in which the Company held an interest sold any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will dispose of any properties in 2013.
Development
During the three and six months ended June 30, 2013, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of June 30, 2013, the Company has no unconsolidated joint venture properties under development. For 2013, the Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service and anticipates that these joint ventures will commence development on properties with an expected Total Investment of approximately $10 million.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of June 30, 2013 and 2012 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.44	$4.46	$5.76	$5.85	39,417	35,660	95.8%	93.8%
Industrial-Flex	$9.04	$9.13	$13.05	$13.32	8,952	8,846	90.3%	88.6%
Office	$15.28	$14.71	$23.74	$22.65	18,478	18,649	88.1%	88.7%
	$7.88	$8.03	$11.42	$11.67	66,847	63,155	93.0%	91.6%
JV Properties in Operation: (3)
Industrial-Distribution	$3.52	$3.97	$5.56	$5.53	9,270	9,269	94.3%	85.3%
Industrial-Flex	$24.70	$26.42	$22.93	$28.00	151	151	69.5%	96.0%
Office	$24.05	$24.33	$35.62	$34.90	4,285	4,744	88.3%	89.3%
	$9.85	$11.25	$14.71	$15.92	13,706	14,164	92.2%	86.7%
Properties in Operation:
Industrial-Distribution	$4.27	$4.37	$5.72	$5.79	48,687	44,929	95.6%	92.0%
Industrial-Flex	$9.24	$9.45	$13.18	$13.59	9,103	8,997	89.9%	88.7%
Office	$16.94	$16.67	$25.98	$25.15	22,763	23,393	88.1%	88.8%
	$8.21	$8.59	$11.98	$12.41	80,553	77,319	92.8%	90.7%

(1) Net rent represents the contractual rent per square foot at June 30, 2013 or 2012 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at June 30, 2013 or 2012 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at June 30, 2013 or 2012 for tenants in occupancy.
(3) JV Properties in Operation represents the 84 properties owned by unconsolidated joint ventures in which the Company has an interest.

The table below details the leasing activity during the six months ended June 30, 2013:

Six Months Ended
June 30, 2013
Total Square Feet

Vacancy Activity
Vacancy at January 1, 2013	6,449,115
Acquisition vacant space	65,693
Disposition vacant space	(331,941)
Expirations	10,064,390
Property structural changes/other	(58,399)
Leasing activity	(10,410,294)
Vacancy at June 30, 2013	5,778,564
Leasing Transactions
Lease transaction costs per square foot (1)	$3.25
(1) Transaction costs include tenant improvement and lease transaction costs.

Geographic segment data for the three and six months ended June 30, 2013 and 2012 are included in Note 6 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the six months ended June 30, 2013, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2013 with the results of operations of the Company for the three and six months ended June 30, 2012. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2013 and 2012, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three and Six Months Ended June 30, 2013 to Three and Six Months Ended June 30, 2012
Overview
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2013 increased to $5,304.3 million from $4,715.3 million for the three months ended June 30, 2012. For the six months ended June 30, 2013 the Company's average gross investment in operating real estate owned increased to $5,250.1 million from $4,656.4 million for the six months ended June 30, 2012. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $178.1 million for the three months ended June 30, 2013 from $164.5 million for the three months ended June 30, 2012. The $13.6 million increase was primarily due to an increase in rental income, which was primarily due to the increase in average gross investment in operating real estate as well as an increase in termination fees, which totaled $736,000 for the three months ended June 30, 2013 compared to $593,000 for the same period in 2012. Total operating revenue increased to $352.8 million for the six months ended June 30, 2013 from $329.5 million for the six months ended June 30, 2012. The $23.3 million increase was primarily due to an increase in rental income, which was primarily due to the increase in average gross investment in operating real estate. This increase was partially offset by a decrease in termination fees, which totaled $1.3 million for the six months ended June 30, 2013 compared to $2.2 million for the same period in 2012.
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
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Six Months Ended		Percentage Increase (Decrease)
	June 30,				June 30,
	2013	2012			2013	2012
Northeast
– Southeastern PA	$22,255	$24,814	(10.3%)	(1)	$44,868	$49,984	(10.2%)	(1)
– Lehigh/Central PA	16,550	16,558	—%		33,218	32,753	1.4%
– Other	7,845	7,628	2.8%		16,167	16,733	(3.4%)
Central	18,384	15,544	18.3%	(2)	37,307	33,291	12.1%	(2)
South	33,341	31,316	6.5%		66,658	63,971	4.2%
Metro	4,728	5,986	(21.0%)	(3)	11,525	11,615	(0.8%)
United Kingdom	(321)	(121)	165.3%		(455)	(349)	30.4%
Segment-level net operating income	$102,782	$101,725	1.0%		$209,288	$207,998	0.6%

(1) The decrease was primarily due to the write-off of leasing transaction costs related to the early termination of a lease during the three months ended June 30, 2013.
(2) The increase was primarily due to an increase in average gross investment in operating real estate.
(3) The decrease was primarily due to acquisition costs incurred during the three months ended June 30, 2013. Similar costs were not incurred during the three months ended June 30, 2012.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties increased to $113.8 million for the three months ended June 30, 2013 compared to $113.3 million for the three months ended June 30, 2012 on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $113.9 million for the three months ended June 30, 2013 compared to $112.0 million for the three months ended June 30, 2012 on a cash basis. Property level operating income, exclusive of termination fees, for the Same Store properties increased to $228.6 million for the six months ended June 30, 2013 compared to $226.8 million for the six months ended June 30, 2012 on a straight line basis, and increased to $228.1 million for the six months ended June 30, 2013 compared to $224.5 million for the six months ended June 30, 2012 on a cash basis.
The same store results were affected by changes in occupancy and rental rates as detailed below for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average occupancy %	93.2%	91.8%	93.1%	92.0%
Average rental rate - cash basis (1)	$7.96	$7.98	$7.96	$8.00
Average rental rate - straight line rent and operating expense reimbursement (2)	$11.51	$11.46	$11.55	$11.46
(1) Represents the average contractual rent per square foot for the three or six months ended June 30, 2013 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the three or six months ended June 30, 2013 or 2012 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude termination fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of termination fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 540 properties totaling approximately 61.2 million square feet owned on January 1, 2012. Acquisitions and completed development during the year ended December 31, 2012 and the six months ended June 30, 2013 are excluded from the Same Store properties. Acquisitions and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 50 properties sold during 2012 and the seven properties sold during the six months ended June 30, 2013 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2013 and 2012. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Same Store:
Rental revenue	$114,997	$114,945	$230,450	$229,373
Operating expenses:
Rental property expense	31,545	30,744	62,998	61,351
Real estate taxes	19,576	19,069	38,864	38,399
Operating expense recovery	(49,969)	(48,203)	(100,061)	(97,131)
Unrecovered operating expenses	1,152	1,610	1,801	2,619
Property level operating income	113,845	113,335	228,649	226,754
Less straight line rent	(11)	1,332	537	2,273
Cash basis property level operating income	$113,856	$112,003	$228,112	$224,481
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$113,856	$112,003	$228,112	$224,481
Straight line rent	(11)	1,332	537	2,273
Property level operating income	113,845	113,335	228,649	226,754
Property level operating income (loss) - properties purchased or developed subsequent to January 1, 2012	8,762	457	15,435	908
Termination fees	736	593	1,275	2,239
General and administrative expense	(16,491)	(14,589)	(36,321)	(31,781)
Depreciation and amortization expense	(44,907)	(39,821)	(89,524)	(80,187)
Other income (expense)	(29,632)	(28,063)	(58,736)	(53,619)
Gain on property dispositions	3,071	335	4,871	858
Income taxes	(660)	(146)	(1,151)	(324)
Equity in earnings of unconsolidated joint ventures	1,566	769	3,323	1,685
Discontinued operations (1)	6,953	4,810	50,078	10,749
Net income	$43,243	$37,680	$117,899	$77,282

(1)Includes Termination Fees of $40,000 for the three and six months ended June 30, 2013 and $110,000 and $644,000 for the three and six months ended June 30, 2012, respectively.
General and Administrative
General and administrative expenses increased to $16.5 million for the three months ended June 30, 2013 compared to $14.6 million for the three months ended June 30, 2012 and increased to $36.3 million for the six months ended June 30, 2013 compared to $31.8 million for the six months ended June 30, 2012. These increases were primarily due to increases in acquisition-related expenditures and compensation. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $44.9 million for the three months ended June 30, 2013 from $39.8 million for the three months ended June 30, 2012 and increased to $89.5 million for the six months ended June 30, 2013 from $80.2 million for the six months ended June 30, 2012. These increases were primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense increased to $32.0 million for the three months ended June 30, 2013 from $30.3 million for the three months ended June 30, 2012. The increase was primarily due to the increase in the average debt outstanding to $2,637.5 million for the three months ended June 30, 2013 from $2,421.2 million for the three months ended June 30, 2012. This increase was partially offset by a decrease in the weighted average interest rate to 5.1% for the three months ended June 30, 2013 from 5.4% for the three months ended June 30, 2012 as well as an increase in interest capitalized during the three months ended June 30, 2013 due to an increase in development activity. Interest expense increased to $63.7 million for the six months ended June 30, 2013 from $58.3 million for the six months ended June 30, 2012. The increase was primarily due to the increase in the average debt outstanding to $2,644.1 million for the six months ended June 30, 2013 from $2,355.1 million for the six months ended June 30, 2012. This increase was partially offset by a decrease in the weighted average interest rate to 5.1% for the six months ended June 30, 2013 from 5.5% for the six months ended June 30, 2012 as well as an increase in interest capitalized during the six months ended June 30, 2013 due to an increase in development activity.
Interest expense allocated to discontinued operations for the three months ended June 30, 2013 and 2012 was $135,000 and $583,000, respectively, and for the six months ended June 30, 2013 and 2012 was $491,000 and $3.5 million, respectively. These decreases were due to the level of dispositions in 2013 and 2012.
Other
Gain on property dispositions increased to $3.1 million for the three months ended June 30, 2013 from $335,000 for the three months ended June 30, 2012 and increased to $4.9 million for the six months ended June 30, 2013 from $858,000 for the six months ended June 30, 2012.
Income from discontinued operations increased to $7.0 million for the three months ended June 30, 2013 from $4.8 million for the three months ended June 30, 2012 and increased to $50.1 million for the six months ended June 30, 2013 from $10.7 million for the six months ended June 30, 2012. These increases were primarily due to the gain recognized on sales which was $7.6 million for the three months ended June 30, 2013 compared to $3.0 million for the same period in 2012 and $49.3 million for the six months ended June 30, 2013 compared to $4.0 million for the same period in 2012.
As a result of the foregoing, the Company’s net income increased to $43.2 million for the three months ended June 30, 2013 from $37.7 million for the three months ended June 30, 2012 and increased to $117.9 million for the six months ended June 30, 2013 from $77.3 million for the six months ended June 30, 2012.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company expects to invest $200 million to $300 million to finance its investment in development properties in 2013. The Company's remaining 2013 debt maturities total approximately $7.5 million. The Company had anticipated that it would invest $100 million to $200 million in acquisitions in 2013. The Company evaluates opportunities that could bring acquisitions above this range.  Such opportunities include both single asset and portfolio transactions.  In this regard, the Company has identified a portfolio opportunity and on July 31, 2013 it entered into a definitive agreement to acquire all of the outstanding partnership interests in the operating partnership of the Cabot Industrial Value Fund III (the "Fund") for a purchase price of $1.475 billion.  The Fund owns 23 million square feet of industrial properties.  The Company expects to finance the purchase price in part through the assumption of approximately $230 million in outstanding indebtedness and has received a commitment for a bridge loan of approximately $1.27 billion which it may replace with a combination of equity financing and permanent debt. In addition, the Company expects to realize approximately $150 million to $250 million in proceeds from property sales in 2013. In conjunction with its planned acquisition of the Fund, the Company expects to dispose of an additional $150 million of operating properties. The Company believes that proceeds from property sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of June 30, 2013, the Company had cash and cash equivalents of $89.1 million, including $27.4 million in restricted cash.
Net cash provided by operating activities decreased to $146.4 million for the six months ended June 30, 2013 from $160.7 million for the six months ended June 30, 2012. This $14.3 million decrease was primarily due to a reduction in restricted cash during 2012 related to the distribution of land sales proceeds in the United Kingdom. There were no similar distributions during 2013.

Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $102.1 million for the six months ended June 30, 2013 compared to net cash provided by investing activities of $38.2 million for the six months ended June 30, 2012. This $140.3 million change primarily resulted from an increase in cash invested in acquisition properties as well as a decrease in net proceeds from the dispositions of properties/land and a decrease in investment in development in progress.
Net cash used in financing activities decreased to $17.5 million for the six months ended June 30, 2013 compared to $63.9 million for the six months ended June 30, 2012. This $46.4 million decrease was primarily due to debt and equity activity during the respective periods. The changes in common shares and net debt activity was reflective of the level of preferred unit redemptions as well as the level of investing activities during the respective periods. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.

The Company sold 1.2 million and 1.9 million common shares, respectively, through its continuous offering program during the three and six months ended June 30, 2013. The aggregate proceeds for the three and six months ended June 30, 2013 of $50.4 million and $75.0 million, respectively, were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the six months ended June 30, 2013, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at June 30, 2013 was LIBOR plus 107.5 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2013, the Company’s debt to gross assets ratio was 42.1% and for the six months ended June 30, 2013, the fixed charge coverage ratio was 3.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation including accumulated depreciation on assets held for sale. The fixed charge coverage ratio equals income from continuing operations before gain on property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2013, $307.1 million in mortgage loans and $2,259.1 million in unsecured notes were outstanding with a weighted average interest rate of 5.20%. The interest rates on $2,550.2 million of mortgage loans and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of June 30, 2013 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2013	$3,016	$4,506	$—	$—	$7,522	5.56%
2014	6,701	2,696	199,915	—	209,312	5.65%
2015	6,326	44,469	315,813	145,000	511,608	3.99%
2016	5,195	182,318	299,254	—	486,767	6.10%
2017	4,074	2,349	295,769	—	302,192	6.60%
2018	2,074	—	99,964	—	102,038	7.44%
2019	2,078	3,121	—	—	5,199	3.62%
2020	2,028	2,995	349,399	—	354,422	4.74%
2021	1,947	—	—	—	1,947	4.78%
2022 & thereafter	29,248	1,946	699,028	—	730,222	3.84%
	$62,687	$244,400	$2,259,142	$145,000	$2,711,229	4.98%

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

Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$40,109	$34,111	$111,348	$71,200
Basic - income available to common shareholders	40,109	34,111	111,348	71,200
Basic - income available to common shareholders per weighted average share	$0.33	$0.29	$0.93	$0.61
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,301	3,554	6,698	7,170
Depreciation and amortization	44,804	40,420	89,776	81,466
Gain on property dispositions	(7,658)	(2,979)	(49,364)	(4,083)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,199)	(1,264)	(1,399)	(2,637)
Funds from operations available to common shareholders – basic	$79,357	$73,842	$157,059	$153,116
Basic Funds from operations available to common shareholders per weighted average share	$0.66	$0.63	$1.32	$1.32
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$40,109	$34,111	$111,348	$71,200
Diluted - income available to common shareholders	40,109	34,111	111,348	71,200
Diluted - income available to common shareholders per weighted average share	$0.33	$0.29	$0.93	$0.61
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,301	3,554	6,698	7,170
Depreciation and amortization	44,804	40,420	89,776	81,466
Gain on property dispositions	(7,658)	(2,979)	(49,364)	(4,083)
Noncontrolling interest less preferred share distributions and excess of carrying amount over preferred unit redemption	1,226	1,085	3,432	2,292
Funds from operations available to common shareholders - diluted	$81,782	$76,191	$161,890	$158,045
Diluted Funds from operations available to common shareholders per weighted average share	$0.66	$0.63	$1.31	$1.31
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	120,081	116,683	119,416	116,359
Dilutive shares for long term compensation plans	830	876	813	806
Diluted shares for net income calculations	120,911	117,559	120,229	117,165
Weighted average common units	3,714	3,767	3,714	3,788
Diluted shares for Funds from operations calculations	124,625	121,326	123,943	120,953

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of June 30, 2013.

Item 1A.	Risk Factors

We have entered into a definitive agreement to acquire all of the outstanding partnership interests in the operating partnership of the Cabot Industrial Value Fund III for a purchase price of $1.475 billion. The market price of our common shares and our earnings per share may decline as a result of the transaction.
The market price of our common share may decline as a result of, among other things, our proposed acquisition of all of the outstanding partnership interests in the operating partnership of the Cabot Industrial Value Fund III for a purchase price of $1.475 billion (the “Cabot Acquisition”) if we do not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the transaction on our financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to the transaction could reduce our future financial performance.
The Cabot Acquisition is subject to a number of conditions which, if not satisfied or waived, would adversely impact our ability to complete the transaction, and unexpected delays in the consummation of the transaction could impact our ability to timely achieve benefits associated with the transaction.
The Cabot Acquisition is expected to close during October of 2013 assuming that all of the conditions in the purchase agreement are satisfied or waived. The partnership interest purchase agreement provides that either we or the Cabot sellers may terminate the purchase agreement if the acquisition has not occurred by October 16, 2013, subject to extension in certain circumstances (provided that this right will not be available to a party whose failure to fulfill its obligation under the purchase agreement or breach of its representations/warranties under the purchase agreement is the principal cause of the failure to close on or before this date).
The Cabot Acquisition is subject to certain closing conditions, including, among other things, (a) obtaining certain lender consents, and (b) the accuracy of the other parties' representations and warranties and compliance with covenants, subject in each case to materiality standards. There can be no assurance that any condition to the closing of the transaction will be satisfied or waived, if permitted, or that any event, development or change will not occur. Therefore, there can be no assurance with respect to the timing of the closing of the transaction or whether the transaction will be completed on the currently contemplated terms, other terms or at all.
Failure to complete the transaction could negatively impact our operations and business and financial results.
If the Cabot Acquisition is not completed for any reason, we may be subject to several risks, including, but not limited to, the following:

•
the requirement that, under certain circumstances, including if the Cabot sellers terminate the agreement because we breach the purchase agreement, we may be required to forfeit a signing deposit of $25 million;

•	the incurrence of substantial legal, accounting and financial advisory costs relating to the transaction that are payable whether or not the Cabot Acquisition is completed;

•	we will have issued a significant number of additional common shares without realizing a corresponding increase in earnings and cash flow from acquiring the Cabot properties;

•	the focus of our management being directed toward the Cabot Acquisition and integration planning instead of on our core business and other opportunities that could have been beneficial to us; and

•
we will have broad authority to use the net proceeds of the offering of our common shares that we plan to conduct to fund a portion of the purchase price for the Cabot Acquisition for other general corporate purposes, including the acquisition and development of industrial and office properties, other opportunistic investments and the repayment of debt that may not be accretive to our results of operations.

If the Cabot Acquisition is not completed, these risks may materially adversely affect our business, financial condition, operating results and cash flows, including our ability to service debt and to make distributions to our stockholders.
If we are unable to successfully integrate the operations of the acquired properties, our business and financial results may be negatively affected.

The Cabot Acquisition poses risks associated with acquisition activities. Such risks include, without limitation, the following:

•
the inability to successfully integrate the operations, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the Cabot Acquisition within the anticipated timeframe or at all;

•	acquired properties may fail to perform as expected;

•
certain acquired properties are located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•	diversion of our management's attention away from other business concerns; and

•
the acquired properties may subject us to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

We cannot assure you that we will be able to complete the integration without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Failure to realize the intended benefits of the Cabot Acquisition could have a material adverse effect on our financial condition, results of operations and the market price of our common shares.
As a result of the additional indebtedness incurred to consummate the Cabot Acquisition, we may experience a potential material adverse effect on our financial condition and results of operations.
The consummation of the Cabot Acquisition is not subject to a financing condition. We plan to fund the cash portion of the acquisition consideration through a combination of net proceeds from the offering of our common shares that we plan to conduct to fund a portion of the purchase price for the Cabot Acquisition and borrowings under a new term loan facility and/or a bridge loan facility, both of which we are in the process of finalizing. Our incurrence of new indebtedness could have adverse consequences on our business, such as:

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes and reduce cash for distributions;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	increasing the costs of incurring additional debt;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions; and

•	limiting our ability to react to changing market conditions in our industry.

The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition and liquidity.
We may engage in financing activities including sales of equity offerings that could be dilutive.
As part of our financing of the Cabot Acquisition, we plan to conduct a public offering of our common shares. After giving effect to the issuance of common shares in such offering, the receipt of the expected net proceeds and the use of those proceeds, such offering could have a dilutive effect on our expected earnings per share and funds from operations (or FFO) per share for the year ending December 31, 2013. The actual effect and amount cannot be determined at this time and will be based on numerous factors.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	July 31, 2013
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	July 31, 2013
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	July 31, 2013
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	July 31, 2013
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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