Form 10-Q
period 2013-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2013-11-06
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 4, 2013, 146,590,000 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2013 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.5% of the common equity of the Operating Partnership at September 30, 2013. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Company had issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units"). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during the nine months ended September 30, 2013. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2013

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated balance sheets of Liberty Property Trust at September 30, 2013 and December 31, 2012	5

	Consolidated statements of comprehensive income of Liberty Property Trust for the three months ended September 30, 2013 and September 30, 2012	6

	Consolidated statements of comprehensive income of Liberty Property Trust for the nine months ended September 30, 2013 and September 30, 2012	7

	Consolidated statement of equity of Liberty Property Trust for the nine months ended September 30, 2013	8

	Consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2013 and September 30, 2012	9

	Consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2013 and December 31, 2012	10

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the three months ended September 30, 2013 and September 30, 2012	11

	Consolidated statements of comprehensive income of Liberty Property Trust for the nine months ended September 30, 2013 and September 30, 2012	12

	Consolidated statement of owners' equity of Liberty Property Limited Partnership for the nine months ended September 30, 2013	13

	Consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2013 and September 30, 2012	14

	Notes to consolidated financial statements of the Company	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Index		Page

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures for Liberty Property Trust		43

Signatures for Liberty Property Limited Partnership		44

Exhibit Index		45

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	September 30, 2013	December 31, 2012
ASSETS
Real estate:
Land and land improvements	$1,012,247	$899,801
Building and improvements	4,564,885	4,341,125
Less accumulated depreciation	(1,224,775)	(1,164,756)
Operating real estate	4,352,357	4,076,170
Development in progress	136,165	248,602
Land held for development	233,091	258,324
Net real estate	4,721,613	4,583,096
Cash and cash equivalents	1,124,570	38,356
Restricted cash	35,705	33,147
Accounts receivable	8,784	8,988
Deferred rent receivable	112,943	108,576
Deferred financing and leasing costs, net of accumulated amortization (2013, $145,519; 2012, $132,261)	149,833	137,359
Investments in and advances to unconsolidated joint ventures	177,344	169,021
Assets held for sale	—	7,880
Prepaid expenses and other assets	120,208	87,756
Total assets	$6,451,000	$5,174,179
LIABILITIES
Mortgage loans	$309,279	$302,855
Unsecured notes	2,707,985	2,258,751
Credit facility	—	92,000
Accounts payable	46,562	31,058
Accrued interest	39,086	20,164
Dividend and distributions payable	71,113	58,038
Other liabilities	197,265	185,956
Total liabilities	3,371,290	2,948,822
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of September 30, 2013 and December 31, 2012	7,537	7,537
EQUITY
Shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 147,274,747 (includes 1,249,909 in treasury) and 119,720,776 (includes 1,249,909 in treasury) shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	147	119
Additional paid-in capital	3,650,766	2,687,701
Accumulated other comprehensive income	3,038	2,900
Distributions in excess of net income	(591,764)	(547,757)
Common shares in treasury, at cost, 1,249,909 shares as of September 30, 2013 and December 31, 2012	(51,951)	(51,951)
Total shareholders’ equity	3,010,236	2,091,012
Noncontrolling interest – operating partnership
3,686,609 and 3,713,851 common units outstanding as of September 30, 2013 and December 31, 2012, respectively	58,513	60,223
1,290,000 preferred units outstanding as of December 31, 2012	—	63,264
Noncontrolling interest – consolidated joint ventures	3,424	3,321
Total equity	3,072,173	2,217,820
Total liabilities, noncontrolling interest - operating partnership and equity	$6,451,000	$5,174,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2013	September 30, 2012
OPERATING REVENUE
Rental	$128,044	$116,666
Operating expense reimbursement	55,342	51,017
Total operating revenue	183,386	167,683
OPERATING EXPENSE
Rental property	35,213	33,934
Real estate taxes	22,107	19,517
General and administrative	17,231	14,610
Depreciation and amortization	46,036	40,149
Total operating expenses	120,587	108,210
Operating income	62,799	59,473
OTHER INCOME (EXPENSE)
Interest and other income	2,620	2,340
Interest expense	(37,412)	(30,772)
Total other income (expense)	(34,792)	(28,432)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	28,007	31,041
Gain on property dispositions	1,958	2,001
Income taxes	(629)	(321)
Equity in earnings (loss) of unconsolidated joint ventures	650	(3,082)
Income from continuing operations	29,986	29,639
Discontinued operations (including net gain on property dispositions of $29 for the quarter ended September 30, 2013 and net loss of $1,540 for the quarter ended September 30, 2012)	(38)	259
Net income	29,948	29,898
Noncontrolling interest – operating partnership	(843)	(2,092)
Noncontrolling interest – consolidated joint ventures	(406)	—
Net income available to common shareholders	$28,699	$27,806
Net income	$29,948	$29,898
Other comprehensive income	4,927	2,245
Total comprehensive income	34,875	32,143
Less: comprehensive income attributable to noncontrolling interest	(1,370)	(2,161)
Comprehensive income attributable to common shareholders	$33,505	$29,982
Earnings per common share
Basic:
Income from continuing operations	$0.21	$0.24
Income from discontinued operations	—	—
Income per common share – basic	$0.21	$0.24
Diluted:
Income from continuing operations	$0.21	$0.24
Income from discontinued operations	—	—
Income per common share – diluted	$0.21	$0.24
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	135,628	117,141
Diluted	136,328	118,043
Amounts attributable to common shareholders
Income from continuing operations	$28,736	$27,555
Discontinued operations	(37)	251
Net income available to common shareholders	$28,699	$27,806
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING REVENUE
Rental	$375,702	$348,955
Operating expense reimbursement	160,476	148,187
Total operating revenue	536,178	497,142
OPERATING EXPENSE
Rental property	99,746	93,840
Real estate taxes	65,007	59,167
General and administrative	53,552	46,391
Depreciation and amortization	135,560	120,337
Total operating expenses	353,865	319,735
Operating income	182,313	177,407
OTHER INCOME (EXPENSE)
Interest and other income	7,612	7,055
Interest expense	(101,141)	(88,941)
Total other income (expense)	(93,529)	(81,886)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	88,784	95,521
Gain on property dispositions	6,829	2,859
Income taxes	(1,780)	(645)
Equity in earnings (loss) of unconsolidated joint ventures	3,973	(1,397)
Income from continuing operations	97,806	96,338
Discontinued operations (including net gain on property dispositions of $49,367 and $2,505 for the nine months ended September 30, 2013 and 2012, respectively)	50,041	10,842
Net income	147,847	107,180
Noncontrolling interest – operating partnership	(7,394)	(8,174)
Noncontrolling interest – consolidated joint ventures	(406)	—
Net income available to common shareholders	$140,047	$99,006
Net income	$147,847	$107,180
Other comprehensive income	115	3,047
Total comprehensive income	147,962	110,227
Less: comprehensive income attributable to noncontrolling interest	(7,777)	(8,269)
Comprehensive income attributable to common shareholders	$140,185	$101,958
Earnings per common share
Basic:
Income from continuing operations	$0.73	$0.76
Income from discontinued operations	0.39	0.09
Income per common share – basic	$1.12	$0.85
Diluted:
Income from continuing operations	$0.72	$0.75
Income from discontinued operations	0.39	0.09
Income per common share – diluted	$1.11	$0.84
Distributions per common share	$1.425	$1.425
Weighted average number of common shares outstanding
Basic	124,889	116,625
Diluted	125,655	117,462
Amounts attributable to common shareholders
Income from continuing operations	$91,442	$88,500
Discontinued operations	48,605	10,506
Net income available to common shareholders	$140,047	$99,006
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON UNITS	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED UNITS	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2013	$119	$2,687,701	$2,900	$(547,757)	$(51,951)	$2,091,012	$60,223	$63,264	$3,321	$2,217,820
Net proceeds from the issuance of common shares	28	954,453	—	—	—	954,481	—	—	—	954,481
Net income	—	—	—	140,047	—	140,047	4,157	3,237	406	147,847
Distributions	—	—	—	(184,054)	—	(184,054)	(5,406)	(2,001)	(303)	(191,764)
Share-based compensation	—	8,174	—	—	—	8,174	—	—	—	8,174
Foreign currency translation adjustment	—	—	138	—	—	138	(23)	—	—	115
Redemption of noncontrolling interests – common units	—	438	—	—	—	438	(438)	—	—	—
Redemption of noncontrolling interest - preferred units	—	—	—	—	—	—	—	(63,264)	—	(63,264)
Excess of preferred unit redemption over carrying amount	—	—	—	—	—	—	—	(1,236)	—	(1,236)
Balance at September 30, 2013	$147	$3,650,766	$3,038	$(591,764)	$(51,951)	$3,010,236	$58,513	$—	$3,424	$3,072,173

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES
Net income	$147,847	$107,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,302	124,420
Amortization of deferred financing costs	3,533	3,581
Equity in (earnings) loss of unconsolidated joint ventures	(3,973)	1,397
Distributions from unconsolidated joint ventures	613	536
Gain on property dispositions	(56,196)	(5,364)
Share-based compensation	8,174	8,307
Changes in operating assets and liabilities:
Restricted cash	(2,703)	25,864
Accounts receivable	231	1,223
Deferred rent receivable	(6,171)	(5,550)
Prepaid expenses and other assets	(50,389)	(19,626)
Accounts payable	15,494	35,389
Accrued interest	18,922	12,030
Other liabilities	2,352	(30,356)
Net cash provided by operating activities	215,036	259,031
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(161,404)	(35,644)
Investment in operating properties - other	(40,433)	(45,221)
Investments in and advances to unconsolidated joint ventures	(11,736)	(3,529)
Distributions from unconsolidated joint ventures	6,825	6,967
Net proceeds from disposition of properties/land	134,024	217,430
Net proceeds from (advances on) public reimbursement receivable/escrow	12,943	(682)
Investment in development in progress	(81,736)	(152,523)
Investment in land held for development	(34,642)	(32,871)
Investment in deferred leasing costs	(22,996)	(17,470)
Net cash used in investing activities	(199,155)	(63,543)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	954,481	42,808
Redemption of preferred units	(64,500)	(221,000)
Proceeds from unsecured notes	448,646	399,220
Redemption of unsecured notes	—	(230,100)
Proceeds from mortgage loans	10,401	27,481
Repayments of mortgage loans	(3,977)	(28,103)
Proceeds from credit facility	344,050	653,350
Repayments on credit facility	(436,050)	(642,750)
Payment of deferred financing costs	(3,883)	(3,498)
Distribution paid on common shares	(170,970)	(166,564)
Distribution paid on units/to consolidated joint venture partners	(7,619)	(13,139)
Net cash provided by (used in) financing activities	1,070,579	(182,295)
Net increase in cash and cash equivalents	1,086,460	13,193
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(246)	2,672
Cash and cash equivalents at beginning of period	38,356	18,204
Cash and cash equivalents at end of period	$1,124,570	$34,069

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	September 30, 2013	December 31, 2012
ASSETS
Real estate:
Land and land improvements	$1,012,247	$899,801
Building and improvements	4,564,885	4,341,125
Less accumulated depreciation	(1,224,775)	(1,164,756)
Operating real estate	4,352,357	4,076,170
Development in progress	136,165	248,602
Land held for development	233,091	258,324
Net real estate	4,721,613	4,583,096
Cash and cash equivalents	1,124,570	38,356
Restricted cash	35,705	33,147
Accounts receivable	8,784	8,988
Deferred rent receivable	112,943	108,576
Deferred financing and leasing costs, net of accumulated amortization (2013, $145,519; 2012, $132,261)	149,833	137,359
Investments in and advances to unconsolidated joint ventures	177,344	169,021
Assets held for sale	—	7,880
Prepaid expenses and other assets	120,208	87,756
Total assets	$6,451,000	$5,174,179
LIABILITIES
Mortgage loans	$309,279	$302,855
Unsecured notes	2,707,985	2,258,751
Credit facility	—	92,000
Accounts payable	46,562	31,058
Accrued interest	39,086	20,164
Distributions payable	71,113	58,038
Other liabilities	197,265	185,956
Total liabilities	3,371,290	2,948,822
Limited partners' equity - 301,483 preferred units outstanding as of September 30, 2013 and December 31, 2012	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 146,024,838 (net of 1,249,909 treasury units) and 118,470,867 (net of 1,249,909 treasury units) common units outstanding as of September 30, 2013 and December 31, 2012, respectively	3,010,236	2,091,012
Limited partners’ equity – 3,686,609 and 3,713,851 common units outstanding as of September 30, 2013 and December 31, 2012, respectively	58,513	60,223
Limited partners’ equity – 1,290,000 preferred units outstanding as of December 31, 2012	—	63,264
Noncontrolling interest – consolidated joint ventures	3,424	3,321
Total owners’ equity	3,072,173	2,217,820
Total liabilities, limited partners' equity and owners’ equity	$6,451,000	$5,174,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2013	September 30, 2012
OPERATING REVENUE
Rental	$128,044	$116,666
Operating expense reimbursement	55,342	51,017
Total operating revenue	183,386	167,683
OPERATING EXPENSE
Rental property	35,213	33,934
Real estate taxes	22,107	19,517
General and administrative	17,231	14,610
Depreciation and amortization	46,036	40,149
Total operating expenses	120,587	108,210
Operating income	62,799	59,473
OTHER INCOME (EXPENSE)
Interest and other income	2,620	2,340
Interest expense	(37,412)	(30,772)
Total other income (expense)	(34,792)	(28,432)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	28,007	31,041
Gain on property dispositions	1,958	2,001
Income taxes	(629)	(321)
Equity in earnings (loss) of unconsolidated joint ventures	650	(3,082)
Income from continuing operations	29,986	29,639
Discontinued operations (including net gain on property dispositions of $29 for the quarter ended September 30, 2013 and net loss of $1,540 for the quarter ended September 30, 2012)	(38)	259
Net income	29,948	29,898
Noncontrolling interest – consolidated joint ventures	(406)	—
Preferred unit distributions	(118)	(1,211)
Income available to common unitholders	$29,424	$28,687
Net income	$29,948	$29,898
Other comprehensive income	4,927	2,245
Total comprehensive income	$34,875	$32,143
Earnings per common unit
Basic:
Income from continuing operations	$0.21	$0.24
Income from discontinued operations	—	—
Income per common unit - basic	$0.21	$0.24
Diluted:
Income from continuing operations	$0.21	$0.24
Income from discontinued operations	—	—
Income per common unit - diluted	$0.21	$0.24
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	139,320	120,880
Diluted	140,020	121,782
Net income allocated to general partners	$28,699	$27,806
Net income allocated to limited partners	$843	$2,092

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING REVENUE
Rental	$375,702	$348,955
Operating expense reimbursement	160,476	148,187
Total operating revenue	536,178	497,142
OPERATING EXPENSE
Rental property	99,746	93,840
Real estate taxes	65,007	59,167
General and administrative	53,552	46,391
Depreciation and amortization	135,560	120,337
Total operating expenses	353,865	319,735
Operating income	182,313	177,407
OTHER INCOME (EXPENSE)
Interest and other income	7,612	7,055
Interest expense	(101,141)	(88,941)
Total other income (expense)	(93,529)	(81,886)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	88,784	95,521
Gain on property dispositions	6,829	2,859
Income taxes	(1,780)	(645)
Equity in earnings (loss) of unconsolidated joint ventures	3,973	(1,397)
Income from continuing operations	97,806	96,338
Discontinued operations (including net gain on property dispositions of $49,367 and $2,505 for the nine months ended September 30, 2013 and 2012, respectively)	50,041	10,842
Net income	147,847	107,180
Noncontrolling interest – consolidated joint ventures	(406)	—
Preferred unit distributions	(2,001)	(8,690)
Excess of preferred unit redemption over carrying amount	(1,236)	3,689
Income available to common unitholders	$144,204	$102,179
Net income	$147,847	$107,180
Other comprehensive income	115	3,047
Total comprehensive income	$147,962	$110,227
Earnings per common unit
Basic:
Income from continuing operations	$0.73	$0.76
Income from discontinued operations	0.39	0.09
Income per common unit - basic	$1.12	$0.85
Diluted:
Income from continuing operations	$0.72	$0.75
Income from discontinued operations	0.39	0.09
Income per common unit - diluted	$1.11	$0.84
Distributions per common unit	$1.425	$1.425
Weighted average number of common units outstanding
Basic	128,595	120,396
Diluted	129,361	121,233
Net income allocated to general partners	$140,047	$99,006
Net income allocated to limited partners	$7,394	$8,174

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2013	$2,091,012	$60,223	$63,264	$3,321	$2,217,820
Contributions from partners	962,655	—	—	—	962,655
Distributions to partners	(184,054)	(5,406)	(2,001)	(303)	(191,764)
Foreign currency translation adjustment	138	(23)	—	—	115
Net income	140,047	4,157	3,237	406	147,847
Redemption of limited partners common units for common shares	438	(438)	—	—	—
Redemption of limited partners' preferred units	—	—	(63,264)	—	(63,264)
Excess of preferred unit redemption over carrying amount	—	—	(1,236)	—	(1,236)
Balance at September 30, 2013	$3,010,236	$58,513	$—	$3,424	$3,072,173

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES
Net income	$147,847	$107,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,302	124,420
Amortization of deferred financing costs	3,533	3,581
Equity in (earnings) loss of unconsolidated joint ventures	(3,973)	1,397
Distributions from unconsolidated joint ventures	613	536
Gain on property dispositions	(56,196)	(5,364)
Share-based compensation	8,174	8,307
Changes in operating assets and liabilities:
Restricted cash	(2,703)	25,864
Accounts receivable	231	1,223
Deferred rent receivable	(6,171)	(5,550)
Prepaid expenses and other assets	(50,389)	(19,626)
Accounts payable	15,494	35,389
Accrued interest	18,922	12,030
Other liabilities	2,352	(30,356)
Net cash provided by operating activities	215,036	259,031
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(161,404)	(35,644)
Investment in operating properties - other	(40,433)	(45,221)
Investments in and advances to unconsolidated joint ventures	(11,736)	(3,529)
Distributions from unconsolidated joint ventures	6,825	6,967
Net proceeds from disposition of properties/land	134,024	217,430
Net proceeds from (advances on) public reimbursement receivable/escrow	12,943	(682)
Investment in development in progress	(81,736)	(152,523)
Investment in land held for development	(34,642)	(32,871)
Investment in deferred leasing costs	(22,996)	(17,470)
Net cash used in investing activities	(199,155)	(63,543)
FINANCING ACTIVITIES
Redemption of preferred units	(64,500)	(221,000)
Proceeds from unsecured notes	448,646	399,220
Redemption of unsecured notes	—	(230,100)
Proceeds from mortgage loans	10,401	27,481
Repayments of mortgage loans	(3,977)	(28,103)
Proceeds from credit facility	344,050	653,350
Repayments on credit facility	(436,050)	(642,750)
Payment of deferred financing costs	(3,883)	(3,498)
Capital contributions	954,481	42,808
Distributions to partners	(178,589)	(179,703)
Net cash provided by (used in) financing activities	1,070,579	(182,295)
Net increase in cash and cash equivalents	1,086,460	13,193
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(246)	2,672
Cash and cash equivalents at beginning of period	38,356	18,204
Cash and cash equivalents at end of period	$1,124,570	$34,069

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.5% of the common equity of the Operating Partnership at September 30, 2013. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
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

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income (loss) per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$28,736	135,628	$0.21	$27,555	117,141	$0.24
Dilutive shares for long-term compensation plans	—	700		—	902
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	$28,736	136,328	$0.21	$27,555	118,043	$0.24
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	$(37)	135,628	$—	$251	117,141	$—
Dilutive shares for long-term compensation plans	—	700		—	902
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	$(37)	136,328	$—	$251	118,043	$—
Basic income per common share
Net income available to common shareholders	$28,699	135,628	$0.21	$27,806	117,141	$0.24
Dilutive shares for long-term compensation plans	—	700		—	902
Diluted income per common share
Net income available to common shareholders	$28,699	136,328	$0.21	$27,806	118,043	$0.24

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$91,442	124,889	$0.73	$88,500	116,625	$0.76
Dilutive shares for long-term compensation plans	—	766		—	837
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	91,442	125,655	$0.72	88,500	117,462	$0.75
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	48,605	124,889	$0.39	10,506	116,625	$0.09
Dilutive shares for long-term compensation plans	—	766		—	837
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	48,605	125,655	$0.39	10,506	117,462	$0.09
Basic income per common share
Net income available to common shareholders	140,047	124,889	$1.12	99,006	116,625	$0.85
Dilutive shares for long-term compensation plans	—	766		—	837
Diluted income per common share
Net income available to common shareholders	$140,047	125,655	$1.11	$99,006	117,462	$0.84

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2013 were 994,000 and 959,000, respectively, as compared to 850,000 and 905,000, respectively, for the same periods in 2012.
During the three and nine months ended September 30, 2013, 1,000 and 478,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2012, 841,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income (loss) per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Income (Loss) (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$29,580			$29,639
Less: Preferred unit distributions	(118)			(1,211)
Basic income from continuing operations
Income from continuing operations available to common unitholders	$29,462	139,320	$0.21	$28,428	120,880	$0.24
Dilutive units for long-term compensation plans	—	700		—	902
Diluted income from continuing operations
Income from continuing operations available to common unitholders	$29,462	140,020	$0.21	$28,428	121,782	$0.24
Basic income from discontinued operations
Discontinued operations	$(38)	139,320	$—	$259	120,880	$—
Dilutive units for long-term compensation plans	—	700		—	902
Diluted income from discontinued operations
Discontinued operations	$(38)	140,020	$—	$259	121,782	$—
Basic income per common unit
Income available to common unitholders	$29,424	139,320	$0.21	$28,687	120,880	$0.24
Dilutive units for long-term compensation plans	—	700		—	902
Diluted income per common unit
Income available to common unitholders	$29,424	140,020	$0.21	$28,687	121,782	$0.24

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$97,400			$96,338
Less: Preferred unit distributions	(2,001)			(8,690)
Excess of preferred unit (redemption over carrying amount) carrying amount over redemption	(1,236)			3,689
Basic income from continuing operations
Income from continuing operations available to common unitholders	94,163	128,595	$0.73	91,337	120,396	$0.76
Dilutive units for long-term compensation plans	—	766		—	837
Diluted income from continuing operations
Income from continuing operations available to common unitholders	94,163	129,361	$0.72	91,337	121,233	$0.75
Basic income from discontinued operations
Discontinued operations	50,041	128,595	$0.39	10,842	120,396	$0.09
Dilutive units for long-term compensation plans	—	766		—	837
Diluted income from discontinued operations
Discontinued operations	50,041	129,361	$0.39	10,842	121,233	$0.09
Basic income per common unit
Income available to common unitholders	144,204	128,595	$1.12	102,179	120,396	$0.85
Dilutive units for long-term compensation plans	—	766		—	837
Diluted income per common unit
Income available to common unitholders	$144,204	129,361	$1.11	$102,179	121,233	$0.84

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2013 were 994,000 and 959,000, respectively, as compared to 850,000 and 905,000, respectively, for the same periods in 2012.
During the three and nine months ended September 30, 2013, 1,000 and 478,000 common units, respectively, were issued upon the exercise of options. During the year ended December 31, 2012, 841,000 common units were issued upon the exercise of options.

Note 4: Other Comprehensive Income of the Trust

The functional currency of the Trust's United Kingdom operations is pounds sterling. The Trust translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders' equity. A proportionate amount of gain or loss is allocated to noncontrolling interest - operating partnership - common units. Accumulated other comprehensive income consists solely of the foreign currency translation adjustments described above. Upon sale or upon complete or substantially complete liquidation of the Trust's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income and noncontrolling interest - operating partnership - common units.

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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenue
Northeast - Southeastern PA	$41,251	$42,773	$122,694	$126,658
Northeast - Lehigh / Central PA	24,981	24,263	74,339	72,254
Northeast - Other	14,592	15,042	44,645	46,895
Central	35,136	28,969	101,665	89,940
South	53,686	51,603	161,016	157,362
Metro	12,191	8,248	31,778	24,672
United Kingdom	1,400	1,264	3,620	3,529
Segment-level operating revenue	183,237	172,162	539,757	521,310

Reconciliation to total operating revenue
Discontinued operations	31	(4,678)	(3,924)	(24,340)
Other	118	199	345	172
Total operating revenue	$183,386	$167,683	$536,178	$497,142

Net operating income
Northeast - Southeastern PA	$23,754	$24,880	$68,622	$74,864
Northeast - Lehigh / Central PA	17,204	16,578	50,422	49,331
Northeast - Other	7,029	7,640	23,196	24,373
Central	19,237	15,432	56,544	48,723
South	32,950	30,870	99,608	94,840
Metro	8,996	5,845	20,521	17,460
United Kingdom	123	171	(331)	(178)
Segment-level net operating income	109,293	101,416	318,582	309,413

Reconciliation to income from continuing operations
Interest expense (1)	(37,412)	(31,305)	(101,632)	(93,120)
Depreciation/amortization expense (2)	(29,963)	(25,753)	(88,330)	(77,217)
Gain on property dispositions	1,958	2,001	6,829	2,859
Equity in earnings (loss) of unconsolidated joint ventures	650	(3,082)	3,973	(1,397)
General and administrative expense (2)	(12,394)	(9,555)	(35,215)	(30,041)
Discontinued operations excluding gain on property dispositions	67	(1,799)	(674)	(8,337)
Income taxes (2)	(636)	(270)	(1,772)	(465)
Other	(1,577)	(2,014)	(3,955)	(5,357)
Income from continuing operations	$29,986	$29,639	$97,806	$96,338

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

The Company's total assets by reportable segment as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Northeast - Southeastern PA	$816,900	$814,460
Northeast - Lehigh / Central PA	816,075	779,929
Northeast - Other	391,140	388,605
Central	1,141,156	1,072,785
South	1,432,565	1,456,135
Metro	564,365	476,379
United Kingdom	77,170	72,323
Other (1)	1,211,629	113,563
Total assets	$6,451,000	$5,174,179

(1)	Consists primarily of cash and cash equivalents and restricted cash.
Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets
The operating results and gain/loss on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of comprehensive income as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. There were no proceeds from dispositions of operating properties for the three months ended September 30, 2013 and 2012. The proceeds from dispositions of operating properties for the nine months ended September 30, 2013 and 2012 were $126.0 million and $210.8 million, respectively.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$(31)	$4,678	$3,924	$24,340
Operating expenses	(33)	(1,747)	(1,667)	(9,797)
Interest and other income	(3)	306	11	949
Interest expense	—	(533)	(491)	(4,179)
Depreciation and amortization	—	(905)	(1,103)	(2,976)
Income (loss) before gain on property dispositions	(67)	1,799	674	8,337
Gain on property dispositions	29	(1,540)	49,367	2,505
Income from discontinued operations	$(38)	$259	$50,041	$10,842

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
During the three months ended September 30, 2013, the Company did not recognize any impairments on its wholly owned properties. During the nine months ended September 30, 2013, the Company recognized $535,000 in impairment charges that were primarily related to the Company's South reportable segment and were included in discontinued operations in the Company’s consolidated statements of comprehensive income. During the three and nine months ended September 30, 2012, the Company recognized impairment charges of $1.7 million and $2.3 million, respectively. These impairments primarily related to the Company's Northeast - Southeastern PA and Central reportable segments and were included in discontinued operations in the Company's consolidated statements of comprehensive income. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established by the FASB in Topic 820, "Fair Value Measurements and Disclosures") to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there were no additional valuation adjustments necessary at September 30, 2013.

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

In October 2013 a joint venture in which the Company holds an interest recognized an impairment charge, the Company's share of which was $784,000. The impairment charge was related to the Company's United Kingdom reportable segment and was included in equity in earnings of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income. The Company determined this impairment through a comparison of the aggregate future cash flows (including quoted offer prices, a Level I input according to the fair value hierarchy established by the FASB in Topic 820, “Fair Value Measurements and Disclosures") to be generated by the property to the carrying value of the property.

The Company has evaluated each of the properties and land held for development by unconsolidated joint ventures and has determined that there were no additional valuation adjustments necessary at September 30, 2013.

Note 9: Equity Offerings

Continuous Equity Offering

The Company has a continuous equity offering program in place for up to $200 million of equity. During the nine months ended September 30, 2013, the Company sold 1.9 million common shares through this program. The aggregate proceeds from the offering of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes. There were no common shares sold through the program during the three months ended September 30, 2013.

Common Share Equity Offering

On August 7, 2013, the Company issued 24.2 million common shares for net proceeds of $834.1 million. The net proceeds from the offering were used to fund a portion of the cash consideration payable for the Cabot Acquisition which closed on October 8, 2013. See Note 17. Prior to this use, the net proceeds were used for general corporate purposes which included the repayment of borrowings under the Company's credit facility.
Note 10: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding of the Operating Partnership not held by the Trust as of September 30, 2013 have the same economic characteristics as common shares of the Trust. The 3,686,609 outstanding common units of the Operating Partnership at such date not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,686,609 outstanding common units based on the closing price of the common shares of the Trust at September 30, 2013 was $131.2 million.
Preferred units
The Trust had no outstanding cumulative redeemable preferred units of the Operating Partnership as of September 30, 2013. During the nine months ended September 30, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions and repurchases, the Company wrote off $1.2 million in origination costs. These amounts were included in noncontrolling interest - operating partnership in the Trust's consolidated statements of comprehensive income.

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

Common units

The common units outstanding as of September 30, 2013 have the same economic characteristics as common shares of the Trust. The 3,686,609 outstanding common units at such date are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,686,609 outstanding common units at September 30, 2013 based on the closing price of the common shares of the Company at September 30, 2013 was $131.2 million.
Preferred units
The Operating Partnership had no outstanding cumulative redeemable preferred units as of September 30, 2013. During the nine months ended September 30, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions and repurchases, the Company wrote off $1.2 million in origination costs.

Note 12: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of September 30, 2013, the following cumulative preferred units of the Operating Partnership were outstanding:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.

Note 13: Indebtedness

Unsecured Notes

During the three and nine months ended September 30, 2013, the Company issued $450.0 million of 4.40% senior unsecured notes due 2024. The net proceeds from the offering were used to fund a portion of the cash consideration payable for the Cabot Acquisition which closed on October 8, 2013. See Note 17. Prior to this use, the net proceeds were held as cash and cash equivalents on the Company's consolidated balance sheets.

Note 14: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of September 30, 2013.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The only significant unobservable input in the discounted cash flow model is the discount rate.  For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.  For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the unsecured notes used as of September 30, 2013 was approximately 3.70% compared to 2.70% at December 31, 2012. The weighted average discount rate for the mortgage loans used as of September 30, 2013 was approximately 4.00% compared to 4.12% at December 31, 2012. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt.  A decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
The following summarizes the changes in the fair value of the Company's mortgage loans and unsecured notes from December 31, 2012 to September 30, 2013 (in thousands):

	Mortgage Loans			Unsecured Notes
	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value
As of December 31, 2012	$302,855	$330,109	$27,254	$2,258,751	$2,511,515	$252,764

Payoffs and amortization	(3,977)	(3,977)		588	588
Issuances	10,401	10,401		448,646	448,646
Changes in fair value assumptions		(4,131)	(4,131)		(131,577)	(131,577)

As of September 30, 2013	$309,279	$332,402	$23,123	$2,707,985	$2,829,172	$121,187

Note 15: Commitments and Contingencies
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of September 30, 2013, were as follows (in thousands):

Year	Amount
2013	$37
2014	158
2015	153
2016	153
2017	153
2018 through 2054	5,085
Total	$5,739

Operating ground lease expense for the three and nine months ended September 30, 2013 were $42,000 and $125,000, respectively, as compared to $41,000 and $121,000, respectively, for the same periods in 2012.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of September 30, 2013 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of September 30, 2013, the Company had letter of credit obligations of $4.9 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of September 30, 2013, the Company had 13 buildings under development. These buildings are expected to contain, when completed, a total of 4.2 million square feet of leasable space and represent an anticipated aggregate investment of $298.6 million. At September 30, 2013, development in progress totaled $136.2 million. In addition, as of September 30, 2013, the Company had invested $9.1 million in deferred leasing costs related to these development buildings. Also, as of September 30, 2013, the Company had a signed commitment for a build-to-suit development not yet commenced for $26.7 million.
As of September 30, 2013, the Company was committed to $13.1 million in improvements on certain buildings and land parcels.
As of September 30, 2013, the Company was committed to $15.0 million in future land purchases.
As of September 30, 2013, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $29.6 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 16: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	2013	2012
Write-off of fully depreciated property and deferred costs	$23,180	$27,020
Write-off of depreciated property and deferred costs due to sale	$49,618	$95,093
Write-off of origination costs relating to preferred unit redemptions	$1,236	$2,806

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

Note 17: Subsequent Events

On October 8, 2013, the Company acquired all of the outstanding general and limited partnership interests of Cabot Industrial Fund III Operating Partnership, L.P., a Delaware limited partnership (the "Cabot Acquisition"). The acquisition resulted in the purchase of a 100% ownership interest in 177 industrial assets totaling approximately 23.0 million square feet. The acquisition-date fair value of the consideration transferred totaled $1.219 billion in cash.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of purchase price of the Cabot Acquisition is preliminary pending the receipt of the information necessary to complete the resolution of certain tangible and intangible assets and liabilities (in thousands):

Assets
Real estate:
Land and land improvements	$278,379
Building and improvements	1,121,350
Operating real estate	1,399,729
Intangible - in-place leases/market rent	98,008
Other assets	2,691
Total assets	1,500,428
Liabilities
Mortgage loans	242,455
Other liabilities	33,399
Intangible - market rent	5,737
Total liabilities	281,591
Net assets acquired	$1,218,837

The weighted average amortization period of the in-place lease intangibles is 4.4 years.

Costs incurred and to be incurred in conjunction with the Cabot Acquisition and related funding include the following:

•
Acquisition costs of approximately $12.3 million consisting primarily of taxes, legal and professional fees. The Company recognized $2.7 million of acquisition costs in the three months ended September 30, 2013 (included in general and administrative expenses on the Company’s consolidated statements of comprehensive income) and $4.2 million in financing fees in the three months ended September 30, 2013 (included in interest expense in the Company’s consolidated statements of comprehensive income).

•
Deferred financing costs of approximately $2.0 million associated with the assumption of $230 million in mortgage debt ($242.5 million fair value) assumed at closing (no effect on financial statements included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

•
Deferred financing costs of $3.9 million incurred in conjunction with the financing of the September 27, 2013 $450.0 million senior unsecured notes offering (included in deferred financing and leasing costs in the Company’s Consolidated Balance Sheets with amortization reflected in interest expense over the life of the related notes in the Company’s consolidated statements of comprehensive income).

•
Costs of $35.3 million incurred in conjunction with the August 7, 2013 issuance of 24.2 million of the Company’s common shares (included as a reduction to equity in the Company’s consolidated balance sheets).

The following unaudited pro forma condensed income statement information has been prepared as if the Cabot Acquisition, the Trust’s August 2013 common share offering and the Operating Partnership’s September 2013 senior note offering had been completed on January 1, 2012. The pro forma condensed consolidated financial information does not purport to represent what the Company’s results of operations would have been assuming the completion of the Cabot Acquisition had occurred on January 1, 2012 nor do they purport to project the results of operations of the Company for any future period (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total operating revenue	$217,216	$201,208	$639,685	$597,819
Net income available to common shareholders	$31,212	$28,172	$150,716	$99,495

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the Cabot Acquisition to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to building and improvements and in-place lease intangibles had been applied on January 1, 2012.

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
The Company is a national provider of industrial properties and owns and operates office properties primarily in the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom.
As of September 30, 2013, the Company owned and operated 344 industrial and 239 office properties (the “Wholly Owned Properties in Operation”) totaling 70 million square feet. In addition, as of September 30, 2013, the Company owned 13 properties under development, which when completed are expected to comprise 4.2 million square feet (the “Wholly Owned Properties under Development”) and 1,333 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2013, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 38 office properties totaling 13.7 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”). The Company also has an ownership interest through unconsolidated joint ventures in 518 acres of developable land, substantially all of which is zoned for commercial use. The Company refers to the Wholly Owned Properties under Development and the Properties in Operation collectively as the "Properties."
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
Consistent with its strategy, on October 8, 2013, the Company completed the acquisition of 100% of the outstanding general partnership and limited partnership interests of the Cabot Industrial Value Fund III Operating Partnership, L.P. ("Cabot") The purchase price for the acquisition (the "Cabot Acquisition") was $1.475 billion, which was paid through the assumption of approximately $230 million of outstanding mortgage debt with a weighted average interest rate of 5.85% and a weighted average maturity of seven years and the remainder in cash. The Company funded the cash portion of the acquisition consideration through a combination of proceeds from an August 2013 offering of common shares, proceeds from a September 2013 offering of senior notes and draws under its $500 million revolving credit facility. Pursuant to the purchase of Cabot, the Company acquired a 100% ownership interest in 177 industrial assets totaling approximately 23 million square feet at a purchase price of approximately $64 per square foot. These assets are located in 24 markets.
Also consistent with its strategy, the Company is considering the disposition of approximately six-to-seven million square feet of suburban office and flex properties at a value of $650 to $750 million.
The Company has increased its investment in industrial and metro-office properties and decreased its investment in suburban office properties. For similar investment dollars, cash flow from industrial properties is generally less than cash flow generated from suburban office properties. Such transactions result in a reduction of net cash provided by operating activities. However, lease transaction costs per square foot are lower on average for industrial properties as compared to office and flex properties. The Company anticipates that for 2013, in the aggregate, the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be less than dividend distributions.  This shortfall results from costs and funding relating to the Cabot Acquisition. The Company will continue to evaluate these circumstances in light of its dividend distribution policy.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. The Company's future operating results will also be influenced by rental demand for the properties acquired from Cabot. During the nine months ended September 30, 2013, the Company operated in a national economic environment characterized by high unemployment, low growth in GDP and low interest rates. Although this low interest rate environment has created opportunity for the Company to borrow money at a low rate of interest, the economy is in a state of transition and although the downward pressure on rents has lessened, the economy is still in a general state of recovery. During the three and nine months ended September 30, 2013, straight line rents on renewal and replacement leases were on average 2.0% lower and 1.6% lower, respectively, than rents on expiring leases. The change in rent was better than what the Company had expected when it provided its guidance for 2013, which contemplated a decrease in rent on average of 2% to 7%. During the three and nine months ended September 30, 2013, the Company successfully leased 8.7 million square feet and 21.1 million square feet, respectively, and, as of that date, attained occupancy of 90.2% for the Wholly Owned Properties in Operation and 92.5% for the JV Properties in Operation for a combined occupancy of 90.6% for the Properties in Operation. At December 31, 2012, occupancy for the Wholly Owned Properties in Operation was 92.5% and for the JV Properties in Operation was 90.2% for a combined occupancy for the Properties in Operation of 92.1%.

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended September 30, 2013, the Company acquired one property for a Total Investment of $32.0 million. This property, which contains 594,000 square feet of leasable space, was vacant as of September 30, 2013. During the nine months ended September 30, 2013, the Company acquired two properties for a Total Investment of $174.2 million. These properties, which contain 884,000 square feet of leasable space, were 25.4% leased as of September 30, 2013. As previously discussed, the Company completed the Cabot Acquisition on October 8, 2013.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended September 30, 2013, the Company did not sell any properties. During nine months ended September 30, 2013, the Company realized proceeds of $126.0 million from the sale of seven properties representing 939,000 square feet. As previously discussed, the Company is considering the disposition of an additional $650 million to $750 million of suburban office and flex properties.
Development
During the three months ended September 30, 2013, the Company brought into service four Wholly Owned Property under Development representing 2.5 million square feet and a Total Investment of $163.2 million. During the nine months ended September 30, 2013, the Company brought into service six Wholly Owned Properties under Development representing 2.9 million square feet and a Total Investment of $271.5 million. During the three months ended September 30, 2013, the Company initiated one Wholly Owned Property under Development with a projected Total Investment of $50.3 million. During the nine months ended September 30, 2013, the Company initiated nine Wholly Owned Properties under Development with a projected Total Investment of $258.2 million. As of September 30, 2013, the Company had 13 Wholly Owned Properties under Development with a projected Total Investment of $298.6 million. For 2013, the Company currently anticipates that wholly owned development deliveries will total between $250 million and $300 million and that during 2013 it will commence development on properties with an expected aggregate Total Investment in a range from $250 million to $300 million.
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
Acquisitions
During the three and nine months ended September 30, 2013, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. The Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will acquire any properties in 2013.
Dispositions
During the three and nine months ended September 30, 2013, none of the unconsolidated joint ventures in which the Company held an interest sold any properties. For 2013, the Company anticipates that joint ventures in which the Company hold an interest will dispose of properties of up to $50 million.

Development
During the three and nine months ended September 30, 2013, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of September 30, 2013, the Company has no unconsolidated joint venture properties under development. For 2013, the Company does not anticipate that any unconsolidated joint ventures in which the Company holds an interest will bring any development properties into service and anticipates that these joint ventures will commence development on properties with an expected Total Investment of approximately $10 million.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of September 30, 2013 and 2012 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.45	$4.49	$5.83	$5.84	42,369	35,948	91.1%	94.3%
Industrial-Flex	$9.05	$8.96	$13.10	$13.00	8,953	9,072	89.5%	89.3%
Office	$15.31	$14.75	$23.78	$22.59	18,629	18,648	88.7%	88.5%
	$7.88	$8.00	$11.45	$11.55	69,951	63,668	90.2%	91.9%
JV Properties in Operation: (3)
Industrial-Distribution	$3.66	$3.81	$5.57	$5.41	9,270	9,270	94.8%	90.8%
Industrial-Flex	$26.18	$25.78	$25.29	$28.58	151	171	68.0%	91.2%
Office	$24.54	$24.02	$35.80	$34.79	4,285	4,721	88.3%	92.5%
	$10.08	$10.90	$14.76	$15.60	13,706	14,162	92.5%	91.4%
Properties in Operation:
Industrial-Distribution	$4.31	$4.35	$5.78	$5.76	51,639	45,218	91.8%	93.6%
Industrial-Flex	$9.27	$9.28	$13.25	$13.30	9,104	9,243	89.1%	89.4%
Office	$17.03	$16.69	$26.02	$25.14	22,914	23,369	88.6%	89.3%
	$8.25	$8.53	$12.00	$12.29	83,657	77,830	90.6%	91.8%

(1) Net rent represents the contractual rent per square foot at September 30, 2013 or 2012 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at September 30, 2013 or 2012 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at September 30, 2013 or 2012 for tenants in occupancy.
(3) JV Properties in Operation represents the 84 properties owned by unconsolidated joint ventures in which the Company has an interest.

The table below details the vacancy activity during the nine months ended September 30, 2013:

	Nine Months Ended
	September 30, 2013
	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2013	5,062,507	1,386,608	6,449,115
Acquisition vacant space	659,293	—	659,293
Completed development vacant space	1,621,200	—	1,621,200
Disposition vacant space	(327,453)	(4,488)	(331,941)
Expirations	13,061,626	2,769,346	15,830,972
Property structural changes/other	(37,215)	(13,900)	(51,115)
Leasing activity	(13,218,578)	(3,108,557)	(16,327,135)
Vacancy at September 30, 2013	6,821,380	1,029,009	7,850,389

Lease transaction costs per square foot (1)	$3.46	$2.64	$3.31
(1) Transaction costs include tenant improvement and lease transaction costs.

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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the nine months ended September 30, 2013, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2013 with the results of operations of the Company for the three and nine months ended September 30, 2012. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2013 and 2012, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three and Nine Months Ended September 30, 2013 to Three and Nine Months Ended September 30, 2012
Overview
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2013 increased to $5,481.5 million from $4,893.0 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013 the Company's average gross investment in operating real estate owned increased to $5,331.8 million from $4,719.9 million for the nine months ended September 30, 2012. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $183.4 million for the three months ended September 30, 2013 from $167.7 million for the three months ended September 30, 2012. The $15.7 million increase was primarily due to the increase in average gross investment in operating real estate as well as an increase in termination fees, which totaled $1.0 million for the three months ended September 30, 2013 compared to $550,000 for the same period in 2012. Total operating revenue increased to $536.2 million for the nine months ended September 30, 2013 from $497.1 million for the nine months ended September 30, 2012. The $39.1 million increase was primarily due to the increase in average gross investment in operating real estate. This increase was partially offset by a decrease in termination fees, which totaled $2.3 million for the nine months ended September 30, 2013 compared to $2.8 million for the same period in 2012.
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
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Nine Months Ended		Percentage Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Northeast
– Southeastern PA	$23,754	$24,880	(4.5%)		$68,622	$74,864	(8.3%)	(1)
– Lehigh/Central PA	17,204	16,578	3.8%		50,422	49,331	2.2%
– Other	7,029	7,640	(8.0%)		23,196	24,373	(4.8%)
Central	19,237	15,432	24.7%	(2)	56,544	48,723	16.1%	(2)
South	32,950	30,870	6.7%		99,608	94,840	5.0%
Metro	8,996	5,845	53.9%	(2)	20,521	17,460	17.5%	(2)
United Kingdom	123	171	(28.1%)		(331)	(178)	86.0%
Segment-level net operating income	$109,293	$101,416	7.8%		$318,582	$309,413	3.0%

(1) The decrease was primarily due to the write-off of leasing transaction costs related to the early termination of a lease during the nine months ended September 30, 2013.
(2) The increase was primarily due to an increase in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The same store results were affected by changes in occupancy and rental rates as detailed below for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average occupancy %	93.1%	92.3%	93.1%	92.1%
Average rental rate - cash basis (1)	$7.96	$7.98	$7.97	$8.00
Average rental rate - straight line rent and operating expense reimbursement (2)	$11.53	$11.58	$11.54	$11.58
(1) Represents the average contractual rent per square foot for the three or nine months ended September 30, 2013 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the three or nine months ended September 30, 2013 or 2012 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude termination fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of termination fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 540 properties totaling approximately 61.2 million square feet owned on January 1, 2012. Properties that were acquired, or on which development was completed, during the year ended December 31, 2012 and the nine months ended September 30, 2013 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 48 properties sold during 2012 and the seven properties sold during the nine months ended September 30, 2013 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2013 and 2012. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Same Store:
Rental revenue	$115,156	$114,886	$345,603	$344,228
Operating expenses:
Rental property expense	33,873	34,287	96,837	95,496
Real estate taxes	19,315	18,798	58,179	57,197
Operating expense recovery	(51,539)	(50,585)	(151,603)	(147,748)
Unrecovered operating expenses	1,649	2,500	3,413	4,945
Property level operating income	113,507	112,386	342,190	339,283
Less straight line rent	416	1,285	953	3,558
Cash basis property level operating income	$113,091	$111,101	$341,237	$335,725
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$113,091	$111,101	$341,237	$335,725
Straight line rent	416	1,285	953	3,558
Property level operating income	113,507	112,386	342,190	339,283
Non-Same Store property level operating income - continuing operations	11,532	1,296	26,933	2,062
Termination fees	1,027	550	2,302	2,790
General and administrative expense	(17,231)	(14,610)	(53,552)	(46,391)
Depreciation and amortization expense	(46,036)	(40,149)	(135,560)	(120,337)
Other income (expense)	(34,792)	(28,432)	(93,529)	(81,886)
Gain on property dispositions	1,958	2,001	6,829	2,859
Income taxes	(629)	(321)	(1,780)	(645)
Equity in earnings (loss) of unconsolidated joint ventures	650	(3,082)	3,973	(1,397)
Discontinued operations (1)	(38)	259	50,041	10,842
Net income	$29,948	$29,898	$147,847	$107,180

(1)Includes Termination Fees of $40,000 and $644,000 for the nine months ended September 30, 2013 and 2012, respectively. There were no Termination Fees included in discontinued operations for the three months ended September 30, 2013 and 2012.
General and Administrative
General and administrative expenses increased to $17.2 million for the three months ended September 30, 2013 compared to $14.6 million for the three months ended September 30, 2012 and increased to $53.6 million for the nine months ended September 30, 2013 compared to $46.4 million for the nine months ended September 30, 2012. These increases were primarily due to increases in acquisition expenditures and compensation. Acquisition-related expenditures of approximately $2.7 million and $2.8 million for the three and nine months ended September 30, 2013, respectively, were incurred in conjunction with the Cabot Acquisition. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $46.0 million for the three months ended September 30, 2013 from $40.1 million for the three months ended September 30, 2012 and increased to $135.6 million for the nine months ended September 30, 2013 from $120.3 million for the nine months ended September 30, 2012. These increases were primarily due to the increased investment in operating real estate. The increase for the nine month period was also partially due to the write-off of leasing transaction costs related to the early termination of a lease.

Interest Expense
Interest expense increased to $37.4 million for the three months ended September 30, 2013 from $30.8 million for the three months ended September 30, 2012. The increase was primarily due to $4.2 million in fees related to the Cabot Acquisition as well as the increase in the average debt outstanding to $2,864.2 million for the three months ended September 30, 2013 from $2,438.3 million for the three months ended September 30, 2012. The increase in the average debt outstanding was primarily due to the issuance of $450 million in unsecured notes during the three months ended September 30, 2013 in anticipation of the Cabot Acquisition. This increase was partially offset by a decrease in the weighted average interest rate to 5.0% for the three months ended September 30, 2013 from 5.4% for the three months ended September 30, 2012. Interest expense increased to $101.1 million for the nine months ended September 30, 2013 from $88.9 million for the nine months ended September 30, 2012. The increase was primarily due to $4.2 million in fees related to the Cabot Acquisition as well as the increase in the average debt outstanding to $2,737.4 million for the nine months ended September 30, 2013 from $2,367.0 million for the nine months ended September 30, 2012. The increase in the average debt outstanding was primarily due to the issuance of $450 million in unsecured notes during the three months ended September 30, 2013 in anticipation of the Cabot Acquisition. This increase was partially offset by a decrease in the weighted average interest rate to 5.1% for the nine months ended September 30, 2013 from 5.4% for the nine months ended September 30, 2012 as well as an increase in interest capitalized during the nine months ended September 30, 2013 due to an increase in development activity.
There was no interest expense allocated to discontinued operations for the three months ended September 30, 2013. Interest expense allocated to discontinued operations for the three months ended September 30, 2012 was $533,000 and for the nine months ended September 30, 2013 and 2012 was $491,000 and $4.2 million, respectively. These decreases were due to the level of dispositions in 2013 and 2012.
Other
Gain on property dispositions equalled $2.0 million for the three months ended September 30, 2013 and 2012 and increased to $6.8 million for the nine months ended September 30, 2013 from $2.9 million for the nine months ended September 30, 2012.
Operating results from discontinued operations decreased to a loss of $38,000 for the three months ended September 30, 2013 from income of $259,000 for the three months ended September 30, 2012 and increased to income of $50.0 million for the nine months ended September 30, 2013 from income of $10.8 million for the nine months ended September 30, 2012. These increases were primarily due to the gain recognized on sales which was $29,000 for the three months ended September 30, 2013 compared to a loss of $1.5 million for the same period in 2012 and a gain of $49.4 million for the nine months ended September 30, 2013 compared to a gain of $2.5 million for the same period in 2012.
As a result of the foregoing, the Company’s net income remained at $29.9 million for the three months ended September 30, 2013 and 2012 and increased to $147.8 million for the nine months ended September 30, 2013 from $107.2 million for the nine months ended September 30, 2012.
Liquidity and Capital Resources
Overview
On October 8, 2013 the Company completed the Cabot Acquisition for $1.475 billion. The acquisition was funded through the assumption of approximately $230 million of mortgage loans, proceeds from an August 2013 offering of common shares, proceeds from a September 2013 offering of senior notes and draws under its $500 million revolving credit facility. Additionally and consistent with its strategy, the Company is considering the disposition of approximately six-to-seven million square feet of suburban office and flex properties at a value of $650 - $750 million.
The Company's near-term cash requirements include 2013 debt maturities of approximately $6.1 million, funds necessary to complete its development pipeline of approximately $153.3 million and funds necessary for a signed commitment for a build-to-suit development not yet commenced for $26.7 million. The Company believes that proceeds from property sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of September 30, 2013, the Company had cash and cash equivalents of $1,160.3 million, including $35.7 million in restricted cash. A portion of this cash was used to fund the Cabot Acquisition.
Net cash provided by operating activities decreased to $215.0 million for the nine months ended September 30, 2013 from $259.0 million for the nine months ended September 30, 2012. This $44.0 million decrease was primarily due to a reduction in restricted cash during 2012 related to the distribution of land sales proceeds in the United Kingdom. There were no similar distributions during 2013. In addition during 2013 the Company recognized $6.9 million in acquisition costs and financing fees related to the Cabot Acquisition. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $199.2 million for the nine months ended September 30, 2013 compared to $63.5 million for the nine months ended September 30, 2012. This $135.7 million increase primarily resulted from an increase in cash invested in acquisition properties as well as a decrease in net proceeds from the dispositions of properties/land and a decrease in investment in development in progress.
Net cash provided by financing activities increased to $1,070.6 million for the nine months ended September 30, 2013 compared to net cash used in financing activities of $182.3 million for the nine months ended September 30, 2012. This $1,252.9 million change was primarily due to the funding activities for the Cabot Acquisition including the Company's August 2013 common share offering and its September 2013 senior note offering. Net cash provided by financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.

The Company sold 1.9 million common shares through its continuous offering program during the nine months ended September 30, 2013. The aggregate proceeds for the nine months ended September 30, 2013 of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes.

In August 2013, the Company issued 24.2 million common shares for net proceeds of $834.1 million. The net proceeds from the offering were used to fund a portion of the cash consideration payable for the Cabot Acquisition. Prior to this use, the net proceeds were used for general corporate purposes which included the repayment of borrowings under the Company's credit facility.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the nine months ended September 30, 2013, a portion of these activities were funded through a $500 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at September 30, 2013 was LIBOR plus 107.5 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2013, the Company’s debt to gross assets ratio was 39.3% and for the nine months ended September 30, 2013, the fixed charge coverage ratio was 3.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before gain on property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of September 30, 2013, $309.3 million in mortgage loans and $2,708.0 million in unsecured notes were outstanding with a weighted average interest rate of 5.09%. The interest rates on $3,001.3 million of mortgage loans and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.2 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of September 30, 2013 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2013	$1,569	$4,506	$—	$—	$6,075	5.57%
2014	6,815	2,696	199,934	—	209,445	5.66%
2015	6,446	44,469	315,841	—	366,756	5.17%
2016	5,320	182,318	299,308	—	486,946	6.11%
2017	4,206	2,349	295,815	—	302,370	6.62%
2018	2,213	—	99,966	—	102,179	7.44%
2019	2,223	3,121	—	—	5,344	3.65%
2020	2,181	2,995	349,420	—	354,596	4.75%
2021	2,108	—	—	—	2,108	4.78%
2022 & thereafter	31,798	1,946	1,147,701	—	1,181,445	4.07%
	$64,879	$244,400	$2,707,985	$—	$3,017,264	5.09%

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

Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$28,699	$27,806	$140,047	$99,006
Basic - income available to common shareholders	28,699	27,806	140,047	99,006
Basic - income available to common shareholders per weighted average share	$0.21	$0.24	$1.12	$0.85
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,176	3,569	10,874	10,739
Depreciation and amortization	45,642	40,631	135,418	122,097
(Loss) gain on property dispositions	(29)	4,759	(49,393)	676
Noncontrolling interest share in addback for depreciation and amortization and (loss) gain on property dispositions	(1,226)	(1,504)	(2,625)	(4,141)
Funds from operations available to common shareholders – basic	$77,262	$75,261	$234,321	$228,377
Basic Funds from operations available to common shareholders per weighted average share	$0.57	$0.64	$1.88	$1.96
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$28,699	$27,806	$140,047	$99,006
Diluted - income available to common shareholders	28,699	27,806	140,047	99,006
Diluted - income available to common shareholders per weighted average share	$0.21	$0.24	$1.11	$0.84
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,176	3,569	10,874	10,739
Depreciation and amortization	45,642	40,631	135,418	122,097
(Loss) gain on property dispositions	(29)	4,759	(49,393)	676
Noncontrolling interest less preferred share distributions and excess of carrying amount over preferred unit redemption	725	881	4,157	3,173
Funds from operations available to common shareholders - diluted	$79,213	$77,646	$241,103	$235,691
Diluted Funds from operations available to common shareholders per weighted average share	$0.57	$0.64	$1.86	$1.94
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	135,628	117,141	124,889	116,625
Dilutive shares for long term compensation plans	700	902	766	837
Diluted shares for net income calculations	136,328	118,043	125,655	117,462
Weighted average common units	3,692	3,739	3,706	3,771
Diluted shares for Funds from operations calculations	140,020	121,782	129,361	121,233

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2013.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

2.1+@
Partnership Interest Agreement, dated as of July 31, 2013, by and among Liberty Property Limited Partnership, Cabot Industrial Value Fund III Manager, Limited Partnership and Cabot Industrial Value Fund III, Inc. (Incorporated by reference to Exhibit 2.1 filed with the Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013).

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
________________________
*    Filed herewith
+    Confidential treatment has been requested with respect to a portion of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
@    The Registrants will furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 6, 2013
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	November 6, 2013
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	November 6, 2013
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	November 6, 2013
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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