Form 10-K
period 2013-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2014-02-28
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $4.4 billion, based upon the closing price of $36.96 on the New York Stock Exchange composite tape on June 28, 2013. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an "affiliate" for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 25, 2014: 147,049,789
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2014 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2013 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Trust,” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at December 31, 2013. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Company previously issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units"). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during the years ended December 31, 2013 and 2012. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"), which was founded in 1972. As of December 31, 2013, the Company owned and operated 489 industrial and 223 office properties (the "Wholly Owned Properties in Operation") totaling 89.5 million square feet. In addition, as of December 31, 2013, the Company owned 16 properties under development, which when completed are expected to comprise 5.0 million square feet (the "Wholly Owned Properties under Development") and 1,315 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2013, the Company had an ownership interest, through unconsolidated joint ventures, in 45 industrial and 34 office properties totaling 13.5 million square feet (the "JV Properties in Operation" and, together with the Wholly Owned Properties in Operation, the "Properties in Operation"), one property under development, which when completed is expected to comprise 203,000 square feet (the "JV Property under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties"), and 518 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company's office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. In addition, the Company, directly or through joint ventures, owns urban office properties in Philadelphia and Washington, D.C. The Company’s strategy with respect to product and market selection is expected to favor industrial properties nationally and metro-office properties in markets with favorable demographic and employment trends as well as certain urban characteristics such as population density and transportation access.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at December 31, 2013. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the "Common Shares"). As of December 31, 2013, the Common Units held by the limited partners were exchangeable for 3.6 million Common Shares. The Company previously issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during the years ended December 31, 2012 and 2013. The ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as “noncontrolling interest- operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected on the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.
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
Management and Employees
As of February 26, 2014, the Company's 453 employees operated under the direction of 18 senior executives, who have been affiliated with the Company and the Predecessor for an average of 21 years. The Company and the Predecessor have developed and managed commercial real estate for the past 41 years. The Company maintains an in-house leasing and property management staff which the Company believes enables it to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. In certain circumstances the Company also engages and directs the activities of third party property managers and leasing agents.
Segments and Markets
At December 31, 2013, the Company's reportable segments were based on the Company's method of internal reporting and are as follows:
Industrial:

•	Lehigh/Central PA;

•	Chicago/Milwaukee;

•	Houston;

•	Carolinas;

•	Other.
The Industrial-Other category includes: Orlando; New Jersey; Maryland; Cincinnati, Columbus and Indianapolis; Dallas; Atlanta; Southern California.
Industrial/Office:

•	Minnesota;

•	South Florida;

•	Richmond/Hampton Roads;

•	Arizona;

•	United Kingdom;

•	Other.
The Industrial/Office-Other category includes: Jacksonville; Tampa; Seattle/Puget Sound, Boston, Delaware and Memphis; Northern Virginia.
Office:

•	Philadelphia;

•	Southeastern PA;

•	Washington D.C.
Business Objective and Strategies for Growth
The Company's business objective is to maximize long-term profitability for its shareholders by operating as a leader in commercial real estate through the ownership, management, development and acquisition of superior industrial and office properties. The Company intends to achieve this objective through offering industrial and/or office properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive tenant experience. The Company seeks to be an industry leader in sustainable development and to operate an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a high quality provider of three products (industrial-distribution, industrial-flex and office). The Company's strategy with respect to product and market selection is expected generally to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. However, consistent with the Company's strategy and market opportunities, the Company may pursue industrial and office products other than those noted above.
Markets
The Company owns and operates industrial properties nationally and owns and operates office properties primarily in Metro Philadelphia, Washington, D.C. and certain sunbelt cities. Additionally, the Company owns certain assets in the United Kingdom. The Company's goal is to operate in each of its markets with an appropriate product mix of industrial and/or office properties. In some markets it may offer only one of its product types. Generally, the Company seeks to have a presence in each market sufficient for the Company to compete effectively in that market. Given the Company's desire to operate industrial properties on a national platform and based on analysis of its present markets the Company intends to operate a portfolio that derives approximately two-thirds of its net operating income from industrial properties and one-third from office properties. As of December 31, 2013, adjusting to remove the second tranche of the Portfolio Sale which closed on January 30, 2014 (see below), approximately 60% of the Company's net operating income came from industrial properties and 40% from office properties. The Company's efforts emphasize efficiencies of scale through asset aggregation and controlled environments. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of current and new markets and market conditions.
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
Cost Controls
The Company seeks to identify best practices to apply throughout the Company in order to enhance cost savings and other efficiencies. The Company also employs an annual capital improvement and preventative maintenance program designed to reduce the operating costs and maintain the long-term value of the Properties in Operation.
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
The Company has utilized the U.S. Green Building Council's LEED rating system and the U.S. Department of Energy's Energy Star system for its evaluation of sustainability. To date the Company has completed or has under construction 69 LEED buildings and has completed three buildings in the United Kingdom under the international BREEAM standards. The Company has certified over 110 ENERGY STAR buildings and has achieved a significant reduction of energy usage in the Properties in Operation.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.
Wholly Owned Properties
Development
The Company's development investment strategy focuses primarily on the development of high-quality industrial and office properties within its existing markets, including the markets recently entered as a result of the Cabot Acquisition (described below). When the Company's marketing efforts identify opportunities, the Company will consider pursuing such opportunities outside of the Company's established markets. The Company and its Predecessor have developed over 67 million square feet of commercial real estate during the past 41 years. The Company's development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2013, the Company completed four build-to-suit projects and three inventory projects totaling 2.9 million square feet and representing an aggregate Total Investment of $280.7 million. As of December 31, 2013, these completed development properties were 44.3% leased.
As of December 31, 2013, the Company had 16 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 5.0 million square feet and are expected to represent a Total Investment of $380.8 million. These Wholly Owned Properties under Development were 72.1% pre-leased as of December 31, 2013. The scheduled deliveries of the 5.0 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	SQUARE FEET				PERCENT LEASED	TOTAL
SCHEDULED IN-SERVICE DATE	IND-DIST.	IND-FLEX	OFFICE	TOTAL	DECEMBER 31, 2013	INVESTMENT
1st Quarter, 2014	502	—	—	502	77.8%	$30,511
2nd Quarter, 2014	227	—	—	227	100.0%	12,828
3rd Quarter, 2014	2,638	—	201	2,839	100.0%	195,985
1st Quarter, 2015	534	—	80	614	21.5%	62,213
2nd Quarter, 2015	644	—	—	644	—%	48,435
4th Quarter, 2015	—	—	154	154	—%	30,788
TOTAL	4,545	—	435	4,980	72.1%	$380,760

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
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2013, the Company owned 1,315 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, approximately 13.1 million square feet of property. The Company's investment in land held for development as of December 31, 2013 was $233.1 million.

Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 143 acres of land located at the Navy Yard in Philadelphia. The Company estimates that these 143 acres would support, as and when developed, approximately 2.3 million square feet of property.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent for 2.0 million square feet of commercial space and 2,851 homes, of which approximately 825,000 square feet of commercial space has been built and 2,632 homes have been sold as of December 31, 2013.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategy. The Company executes its acquisition strategy by purchasing properties that the Company believes will create shareholder value over the long-term.
On October 8, 2013, the Company completed the acquisition (the "Cabot Acquisition") of 100% of the outstanding general partnership and limited partnership interests of the Cabot Industrial Value Fund III Operating Partnership, L.P. ("Cabot"). Pursuant to the Cabot Acquisition, the Company acquired a 100% ownership interest in 177 industrial assets totaling approximately 23.0 million square feet at a purchase price of $1.469 billion. These assets are located in 24 markets.
In addition, during the year ended December 31, 2013, the Company acquired three industrial properties and one office property for an aggregate purchase price of $201.1 million. These properties contain 1.6 million square feet of leaseable space.
The Company disposes of properties and land held for development that no longer fit within the Company's strategic plan, or with respect to which the Company believes it can optimize cash proceeds. On November 7, 2013, the Company entered into an Agreement of Sale and Purchase pursuant to which the Company agreed to sell a real estate portfolio which included the Company’s Jacksonville, Florida portfolio in its entirety, all of the office properties in Maryland, Southern New Jersey and the Fort Washington suburb of Philadelphia and flex properties in Minnesota for proceeds of $697.3 million (the "Portfolio Sale"). The properties consisted of 97 buildings containing an aggregate of 6.6 million square feet.  On December 24, 2013, the Company closed on the first of two planned settlements under this agreement.  The proceeds from the first settlement were $367.7 million and included 49 properties totaling 4.0 million square feet of space and 140 acres of land. The second settlement closed on January 30, 2014 and consisted of 48 properties containing an aggregate of 2.6 million square feet and 19 acres of land for proceeds of $329.6 million. In addition to the Portfolio Sale, during the year ended December 31, 2013, the Company sold nine operating properties containing an aggregate of 1.1 million square feet, and 17 acres of land, for aggregate proceeds of $140.0 million.
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
As of December 31, 2013, the Company had investments in and advances to unconsolidated joint ventures totaling $179.7 million (see Note 7 to the Company's Consolidated Financial Statements).
Development
During the year ended December 31, 2013, none of the unconsolidated joint ventures in which the Company held an interest completed any development projects.
As of December 31, 2013, a joint venture in which the Company held a 25% interest had one property under development which is expected to comprise, upon completion, 203,000 square feet and is expected to represent a Total Investment of $11.8 million.
As of December 31, 2013, unconsolidated joint ventures in which the Company held an interest owned 518 acres of land held for development and had an option for a leasehold interest in an additional 27 acres of land. Substantially all of the land held for development and the land related to the leasehold interest is zoned for commercial use. Substantially all of the land held for development and the land related to the leasehold interest is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings and leasehold interest would support, as and when developed, approximately 6.5 million square feet of property.

Acquisitions/Dispositions
During the year ended December 31, 2013, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
During the year ended December 31, 2013, a joint venture in which the Company held a 20% interest sold one property, which contained 44,000 square feet, for proceeds of $9.6 million. During the year ended December 31, 2013, a joint venture in which the Company held a 25% interest sold four properties, which contained 171,000 square feet, for aggregate proceeds of $31.5 million.

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
Risks Related to Our Business
The Company's business is subject to the risks in this section.
Unfavorable events affecting our existing tenants and potential tenants, or negative market conditions that may affect our existing tenants and potential tenants, could have an adverse impact on our ability to attract new tenants, relet space, collect rent or renew leases, and thus could have a negative effect on our cash flow from operations.
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
If a tenant is unable to pay rent due to us, we may be forced to evict the tenant, or engage in other remedies, which may be expensive and time consuming and may adversely affect our net income, shareholders' equity and cash distributions to shareholders.
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
Recent weakness in the general economy continues to adversely affect our business and financial condition and has affected some of our existing tenants, and thus could continue to have an adverse impact on our cash flow from operations.
The recent weakness in the general economy that followed the economic dislocation that began in mid-2007 has negatively impacted the Company by reducing demand for our properties. This lack of demand has reduced our ability to achieve increases in rents as vacant spaces are leased, and in many cases has resulted in a decrease in rents as vacant spaces are leased. In addition, these economic conditions have had an adverse effect on many companies in numerous industries. We believe that some of our tenants have experienced and may be continuing to experience these adverse effects, thereby exacerbating the general leasing risks described in the Risk Factor immediately preceding this Risk Factor. While the general economy is recovering, the recovery has been weak. Should any of our tenants continue to experience a downturn in its business that weakens its financial condition, delays lease commencement or causes it to fail to make rental payments when due, become insolvent or declare bankruptcy, the result could be a termination of the tenant's lease and material losses to us. Our cash flow from operations and our ability to make expected distributions to our shareholders and service our indebtedness could, in such a case, be adversely affected.
We may face risks associated with our business strategy and the recent material acquisition and disposition transactions we have undertaken consistent with that strategy.
As previously reported, and as further summarized below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we undertook several significant transactions in 2013 consistent with our strategy to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals, including the Cabot Acquisition and the Portfolio Sale.
While management believes that this strategy, and our completion of the Cabot Acquisition, the Portfolio Sale and the related equity and debt transactions will be in the best long-term interests of the Company and its shareholders,  we cannot assure you that this strategy and the associated transactions will produce the intended benefit, or when, if ever, those intended benefits will be achieved.   This strategy poses certain risks, including without limitation the following:

▪	for similar investment dollars, cash flow from industrial properties is generally less than cash flow generated from suburban office properties

▪	our expectation of increasing demand and increasing stability of value in the industrial sector and metro-office sector may not materialize

▪
the relative advantages in the ownership of industrial properties and metro-office properties as opposed to suburban office properties will be affected by variable and unpredictable macro-economic and global conditions that are outside of our control

▪	our identification of markets with strong demographic and economic fundamentals may prove erroneous, due to macro-economic and global conditions that are outside of our control

▪	the execution of our strategy may divert our management's attention away from other business concerns

▪
we cannot assure you that we will be able to complete the integration of the Cabot properties without encountering difficulties or that any such difficulties will not have a material adverse effect on us

Failure of our strategy and associated transactions to achieve the intended benefits could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Our acquisition activities and their success are generally subject to the following risks, which risks can be exacerbated when we complete large acquisitions, such as the Cabot Acquisition:

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
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $500 million credit facility and $2.7 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.
Our credit facility and unsecured debt securities contain customary restrictions, requirements and limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our $500 million credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under this credit facility, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.
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
From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging”. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2014. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. For example, we may not be insured for losses resulting from acts of war, certain acts of terrorism, or from environmental liabilities. If an uninsured loss or a loss in excess of insured limits should occur, we would nevertheless remain liable for the loss, which could adversely affect cash flow from operations.
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
Furthermore, changes in tax laws may affect the price of our securities.  Pursuant to legislation newly enacted in 2013, the highest marginal ordinary income tax rate is 39.6% and the highest long-term capital gain rate is 20%; moreover, the Internal Revenue Service (“IRS”) issued final regulations in 2013 with respect to the Foreign Account Tax Compliance Act, adopting the effective dates for required withholding provided for in previous IRS guidance.  In addition, beginning in 2013, the dividends paid by the Trust are also subject to the new Medicare tax on unearned income.  That tax is a separate 3.8% tax payable on the net investment income of certain taxpayers, which includes income from business activities in which the taxpayer is not a material participant.  It applies to married taxpayers filing jointly with a modified adjusted gross income of greater than $250,000, married taxpayers filing separately with a modified AGI greater than $125,000, and all other individuals with a modified AGI greater than $200,000.
The threshold amount for estates and trusts is the dollar amount at which the highest marginal income tax rate begins, $12,150 for the 2014 taxable year.   While we do not expect that the new legislation and IRS regulations to have any significant impact on our operations and financial results, no assurance can be given that additional new tax laws will not adversely affect the value of our publicly traded securities.
We do not have a shareholder rights plan but are not precluded from adopting one.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2013, consisted of 489 industrial and 223 office properties. Single tenants occupy 239 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 473 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2013, the industrial Wholly Owned Properties in Operation were 92.1% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 149,000 square feet. As of December 31, 2013, the office Wholly Owned Properties in Operation were 88.7% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 75,000 square feet.
The JV Properties in Operation, as of December 31, 2013, consisted of 45 industrial and 34 office properties. Single tenants occupy 24 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 55 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2013, the industrial JV Properties in Operation were 94.8% leased. The average building size for the industrial JV Properties in Operation was approximately 208,000 square feet. As of December 31, 2013, the office JV Properties in Operation were 86.5% leased. The average building size for the office JV Properties in Operation was approximately 121,000 square feet.
As of December 31, 2013, the industrial Properties in Operation were 92.4% leased. The average building size for the industrial Properties in Operation was approximately 154,000 square feet. As of December 31, 2013, the office Properties in Operation were 88.3% leased. The average building size for the office Properties in Operation was approximately 81,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company's Properties in Operation as of December 31, 2013 (in thousands, except percentages).

		Type			Net Rent(1)	Straight Line Rent and Operating Expense Reimbursement (2)	Square Feet	% Leased
Industrial -	Lehigh/Central PA	Industrial	—	Distribution	$79,682	$99,781	18,940	91.0%
			—	Flex	2,323	3,144	336	100.0%
		Office			1,343	2,375	121	96.3%
		Total			83,348	105,300	19,397	91.2%

	Chicago/Milwaukee	Industrial	—	Distribution	25,636	33,733	6,816	98.1%
			—	Flex	299	502	94	86.8%
		Office			—	—	—	—
		Total			25,935	34,235	6,910	98.0%

	Houston	Industrial	—	Distribution	22,529	31,726	4,749	99.3%
			—	Flex	8,196	11,313	1,210	88.4%
		Office			—	—	—	—
		Total			30,725	43,039	5,959	97.1%

	Carolinas	Industrial	—	Distribution	22,261	29,881	5,787	98.5%
			—	Flex	1,483	1,863	263	100.0%
		Office			—	—	—	—
		Total			23,744	31,744	6,050	98.6%

	Other	Industrial	—	Distribution	50,784	67,111	14,140	91.2%
			—	Flex	14,168	19,493	2,081	84.3%
		Office			36,554	59,067	2,775	94.7%
		Total			101,506	145,671	18,996	90.9%

Industrial/Office -	Minnesota	Industrial	—	Distribution	5,575	8,289	1,320	89.5%
			—	Flex	8,751	14,329	1,211	91.5%
		Office			17,894	28,741	1,866	81.3%
		Total			32,220	51,359	4,397	86.6%

	South Florida	Industrial	—	Distribution	10,031	13,969	1,654	91.8%
			—	Flex	2,991	4,205	388	87.1%
		Office			18,335	31,272	1,235	92.1%
		Total			31,357	49,446	3,277	91.3%

	Richmond/Hampton Roads	Industrial	—	Distribution	14,258	17,647	4,020	89.3%
			—	Flex	1,591	2,053	261	87.1%
		Office			13,474	20,773	1,230	89.3%
		Total			29,323	40,473	5,511	89.2%

	Arizona	Industrial	—	Distribution	4,031	5,310	1,565	57.5%
			—	Flex	302	415	47	100.0%
		Office			19,273	24,469	1,202	96.5%
		Total			23,606	30,194	2,814	74.8%

	United Kingdom	Industrial	—	Distribution	11,644	11,644	1,381	100.0%
			—	Flex	1,303	1,303	44	100.0%
		Office			2,641	2,622	90	92.4%
		Total			15,588	15,569	1,515	99.5%

	Other	Industrial	—	Distribution	9,515	13,150	2,190	91.8%
			—	Flex	13,846	19,420	1,758	89.2%
		Office			16,685	25,787	1,217	94.1%
		Total			40,046	58,357	5,165	91.4%

Office -	Philadelphia	Industrial	—	Distribution	3,714	5,656	346	100.0%
			—	Flex	3,254	4,161	204	100.0%
		Office			17,181	23,808	589	97.9%
		Total			24,149	33,625	1,139	98.9%

	Southeastern PA	Industrial	—	Distribution	3,063	3,931	407	91.6%
			—	Flex	15,298	22,843	1,611	91.1%
		Office			76,583	118,530	5,944	84.1%
		Total			94,944	145,304	7,962	85.9%

Washington D.C.	Industrial	—	Distribution	—	—	—	—
		—	Flex	—	—	—	—
	Office			11,628	18,887	437	84.0%
	Total			11,628	18,887	437	84.0%

TOTAL	Industrial	—	Distribution	262,723	341,828	63,315	92.5%
		—	Flex	73,805	105,044	9,508	89.5%
	Office			231,591	356,331	16,706	88.7%
	Total			$568,119	$803,203	89,529	91.4%

Joint Ventures (3)	Industrial	—	Distribution	$34,647	$48,332	9,269	94.8%
		—	Flex	2,754	2,660	108	95.6%
	Office			90,431	129,989	4,114	86.5%
	Total			$127,832	$180,981	13,491	92.3%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant's square feet leased at December 31, 2013 for tenants in occupancy. As of December 31, 2013, net rent per square foot for the Wholly Owned Properties in Operation was $6.94 and for the Joint Venture Properties in Operation was $10.27. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at December 31, 2013 was within a free rent period its rent would equal zero for the purposes of this metric.

(2)
Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot multiplied by the tenant's square feet leased at December 31, 2013 for tenants in occupancy. As of December 31, 2013, straight line rent and operating expense reimbursement per square foot for the Wholly Owned Properties in Operation was $9.81 and for the Joint Venture Properties in Operation was $14.43.

(3)	Joint Ventures represent the 79 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring number of tenants, square feet and annual rent by year for the Properties in Operation as of December 31, 2013 are as follows (in thousands except number of tenants and % of annual rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent

Wholly Owned Properties in Operation:
2014	126	7,691	$29,577	10.2%	111	1,166	$9,120	11.1%	207	1,672	$24,354	9.2%	444	10,529	$63,051	9.9%
2015	121	9,505	42,610	14.7%	103	1,235	11,390	13.9%	169	2,257	33,248	12.6%	393	12,997	87,248	13.7%
2016	121	9,583	47,027	16.3%	102	1,621	14,502	17.7%	146	1,858	32,066	12.1%	369	13,062	93,595	14.7%
2017	115	7,806	38,225	13.2%	80	1,232	10,264	12.5%	110	1,932	32,332	12.2%	305	10,970	80,821	12.7%
2018	102	8,865	46,859	16.2%	58	912	8,563	10.4%	100	1,706	28,711	10.9%	260	11,483	84,133	13.2%
2019	53	5,521	27,477	9.5%	30	888	9,177	11.2%	72	1,949	38,265	14.5%	155	8,358	74,919	11.8%
2020	28	4,236	23,145	8.0%	19	476	6,388	7.8%	36	925	18,004	6.8%	83	5,637	47,537	7.5%
2021	13	810	4,304	1.5%	8	205	2,317	2.8%	20	368	5,996	2.3%	41	1,383	12,617	2.0%
2022	12	1,053	5,724	2.0%	11	355	3,503	4.3%	13	424	7,536	2.8%	36	1,832	16,763	2.6%
2023	7	766	4,522	1.6%	11	242	4,406	5.4%	9	218	5,420	2.0%	27	1,226	14,348	2.3%
Thereafter	10	2,701	19,495	6.8%	4	179	2,474	2.9%	27	1,516	38,674	14.6%	41	4,396	60,643	9.6%
Total	708	58,537	$288,965	100.0%	537	8,511	$82,104	100.0%	909	14,825	$264,606	100.0%	2,154	81,873	$635,675	100.0%

Joint Venture Properties in Operation:
2014	8	550	$2,808	7.1%	2	25	$747	25.0%	37	532	$13,050	12.1%	47	1,107	$16,605	11.0%
2015	7	577	2,307	5.9%	2	9	260	8.7%	23	218	4,930	4.6%	32	804	7,497	5.0%
2016	15	1,427	6,208	15.8%	1	37	1,056	35.3%	27	413	10,113	9.3%	43	1,877	17,377	11.5%
2017	10	1,210	5,012	12.7%	2	25	754	25.2%	25	283	6,540	6.0%	37	1,518	12,306	8.2%
2018	14	1,698	7,745	19.7%	1	7	175	5.8%	22	131	4,237	3.9%	37	1,836	12,157	8.1%
2019	3	547	3,154	8.0%	—	—	—	—%	25	300	8,099	7.5%	28	847	11,253	7.5%
2020	3	837	3,535	9.0%	—	—	—	—%	8	135	2,651	2.4%	11	972	6,186	4.1%
2021	2	521	2,280	5.8%	—	—	—	—%	11	188	5,519	5.1%	13	709	7,799	5.2%
2022	4	804	3,340	8.5%	—	—	—	—%	9	127	3,800	3.5%	13	931	7,140	4.7%
2023	1	308	1,682	4.3%	—	—	—	—%	8	1,198	47,580	43.9%	9	1,506	49,262	32.7%
Thereafter	3	306	1,312	3.2%	—	—	—	—%	4	34	1,742	1.7%	7	340	3,054	2.0%
Total	70	8,785	$39,383	100.0%	8	103	$2,992	100.0%	199	3,559	$108,261	100.0%	277	12,447	$150,636	100.0%

(1) Annual rent represents the contractual rent per square foot multiplied by the tenants' square feet leased on the date of lease expiration for the tenants in occupancy on December 31, 2013.

The table below highlights, for the Properties in Operation, the Company's top ten industrial tenants and top ten office tenants as of December 31, 2013. The table reflects, for the tenants in the JV Properties in Operation, the Company's ownership percentage of the respective joint venture.

Percentage of
Top 10 Industrial Tenants	Annual Rent
Home Depot U.S.A., Inc.	1.5%
Amazon.com	1.1%
Kellogg USA, Inc.	1.1%
Wakefern Food Corp.	0.9%
CEVA Logistics U.S., Inc.	0.9%
Flowers Foods, Inc.	0.8%
Ozburn Hessey Logistics, L.L.C.	0.8%
Kmart of Pennsylvania, LP	0.8%
Federal Express Corporation	0.7%
DSC Logistics, Inc.	0.6%
9.2%

Percentage of
Top 10 Office Tenants	Annual Rent
The Vanguard Group, Inc.	3.4%
GlaxoSmithKline, LLC	1.9%
United States of America	1.5%
Comcast Corporation	1.5%
United Healthcare Services, Inc.	1.3%
Fidelity National Information Services	0.9%
WellCare Health Plans, Inc.	0.8%
The Urban Institute	0.8%
The Pennsylvania Hospital	0.7%
Yellow Book USA, Inc.	0.6%
13.4%
The table below details the vacancy activity during the year ended December 31, 2013:

	Year Ended
	December 31, 2013
	Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2013	5,062,507	1,386,608	6,449,115
Acquisitions	2,369,300	—	2,369,300
Completed development	1,637,285	—	1,637,285
Dispositions	(833,991)	(49,068)	(883,059)
Expirations	17,842,834	2,959,839	20,802,673
Property structural changes/other	(37,616)	(13,900)	(51,516)
Leasing activity	(18,384,773)	(3,239,084)	(21,623,857)
Vacancy at December 31, 2013	7,655,546	1,044,395	8,699,941

Lease transaction costs per square foot (1)	$3.27	$2.95	$3.22
(1) Transaction costs include tenant improvement and lease transaction costs.

ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material litigation as of December 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND RELATED ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares are traded on the New York Stock Exchange. As of December 31, 2013, these shares were traded under the symbol "LRY." Commencing on February 28, 2014, these shares are traded under the symbol "LPT." There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

	High	Low	Dividends Declared Per Common Share
2013
Fourth Quarter	$38.12	$32.12	$0.475
Third Quarter	40.33	33.76	0.475
Second Quarter	44.70	34.84	0.475
First Quarter	40.18	36.04	0.475
2012
Fourth Quarter	$37.46	$33.28	$0.475
Third Quarter	38.57	35.41	0.475
Second Quarter	37.03	33.84	0.475
First Quarter	35.72	30.91	0.475
As of February 26, 2014, the Common Shares were held by 937 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
Although the Company currently expects that dividends at $0.475 per Common Share per quarter or a comparable rate will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company's cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as the Board of Trustees deems relevant.

The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2008 and ended December 31, 2013 with the cumulative total return on the Standard and Poor's 500 Stock Index ("S&P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Company's Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company's Common Shares on December 31, 2008, and assuming reinvestment of dividends in all cases.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the five years ended December 31, 2013. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Total operating revenue	$645,930	$560,279	$533,699	$522,524	$508,503
Income from continuing operations	$97,755	$96,747	$104,645	$95,281	$(5,433)
Income from discontinued operations	$121,839	$51,004	$106,065	$58,094	$84,425
Net income	$219,594	$147,751	$210,710	$153,375	$78,992
Basic:
Income (loss) from continuing operations	$0.70	$0.75	$0.71	$0.62	$(0.23)
Income from discontinued operations	$0.91	$0.43	$0.89	$0.51	$0.75
Income per common share/unit	$1.61	$1.18	$1.60	$1.13	$0.52
Diluted:
Income (loss) from continuing operations	$0.70	$0.75	$0.70	$0.62	$(0.23)
Income from discontinued operations	$0.90	$0.42	$0.89	$0.50	$0.75
Income per common share/unit	$1.60	$1.17	$1.59	$1.12	$0.52
Dividends paid per common share	$1.90	$1.90	$1.90	$1.90	$1.90
Trust - weighted average number of shares outstanding - basic (1)	130,180	116,863	114,755	112,924	107,550
Trust - weighted average number of shares outstanding - diluted (2)	130,909	117,694	115,503	113,606	108,002
Operating Partnership - weighted average number of units outstanding - basic (1)	133,858	120,623	118,624	116,871	111,568
Operating Partnership - weighted average number of units outstanding - diluted (2)	134,587	121,454	119,372	117,553	112,020

Balance Sheet Data	DECEMBER 31,
(In thousands)	2013	2012	2011	2010	2009
Net real estate	$5,668,775	$4,316,307	$3,928,908	$3,673,255	$3,702,450
Total assets	$6,775,560	$5,174,179	$4,986,165	$5,060,478	$5,224,496
Total indebtedness	$3,253,519	$2,653,606	$2,219,354	$2,355,501	$2,452,428
Liberty Property Trust shareholders' equity	$3,035,844	$2,091,012	$2,103,594	$2,082,186	$2,122,295
Owners' equity (Liberty Property Limited Partnership)	$3,096,179	$2,217,820	$2,459,756	$2,438,552	$2,483,169

Other Data	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Net cash provided by operating activities	$315,965	$317,166	$317,724	$292,264	$307,201
Net cash used in investing activities	$(1,197,914)	$(312,669)	$(56,223)	$(103,461)	$(14,332)
Net cash provided by (used in) financing activities	$1,005,766	$12,690	$(351,513)	$(315,842)	$(74,033)
Funds from operations available to common shareholders - diluted (3)	$335,535	$312,992	$311,841	$312,138	$310,439
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	89,528	67,181	65,202	65,241	64,384
Total leaseable square footage of JV Properties in Operation at end of period (in thousands)	13,491	14,161	14,164	14,422	13,786
Wholly Owned Properties in Operation at end of period	712	582	597	637	639
JV Properties in Operation at end of period	79	96	96	98	96
Wholly Owned Properties in Operation percentage leased at end of period	91%	92%	92%	90%	89%
JV Properties in Operation percentage leased at end of period	92%	90%	89%	83%	88%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust); Common Units (Liberty Property Limited Partnership) outstanding during the year.

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

The Company owns and operates industrial properties nationally and owns and operates office properties primarily in metro Philadelphia, Washington, D.C. and certain sunbelt cities. Additionally, the Company owns certain assets in the United Kingdom.
As of December 31, 2013, the Company owned and operated 489 industrial and 223 office properties (the “Wholly Owned Properties in Operation”) totaling 89.5 million square feet. In addition, as of December 31, 2013, the Company owned 16 properties under development, which when completed are expected to comprise 5.0 million square feet (the “Wholly Owned Properties under Development”) and 1,315 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2013, the Company had an ownership interest, through unconsolidated joint ventures, in 45 industrial and 34 office properties totaling 13.5 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), one property under development, which when completed is expected to comprise 203,000 square feet (the "JV Property under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 518 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company expects its strategy with respect to product and market selection to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. Given the Company's desire to operate industrial properties on a national platform and based on analysis of its present markets the Company intends to operate a portfolio that derives approximately two-thirds of its net operating income from industrial properties and one-third from office properties. As of December 31, 2013, adjusting to remove the second tranche of the Portfolio Sale discussed below which closed on January 30, 2014, approximately 60% of the Company's net operating income came from industrial properties and 40% came from office properties.
Consistent with its strategy, on October 8, 2013, the Company completed the acquisition of 100% of the outstanding general partnership and limited partnership interests of the Cabot Industrial Value Fund III Operating Partnership, L.P. ("Cabot"). The purchase price for the acquisition (the "Cabot Acquisition") was $1.469 billion, which was paid through the assumption of approximately $229.8 million of mortgage debt and the remainder in cash. The Company funded the cash portion of the acquisition consideration through a combination of proceeds from an August 2013 offering of common shares, proceeds from a September 2013 offering of senior notes and draws under its $500 million revolving credit facility. Pursuant to the purchase of Cabot, the Company acquired a 100% ownership interest in 177 industrial assets totaling approximately 23.0 million square feet at a purchase price of approximately $64 per square foot. These assets are located in 24 markets.
Also consistent with its strategy, on November 7, 2013, the Company entered into an Agreement of Sale and Purchase pursuant to which the Company agreed to sell a real estate portfolio which included the Company’s Jacksonville, Florida portfolio in its entirety, all of the office properties in Maryland, Southern New Jersey and the Fort Washington suburb of Philadelphia and flex properties in Minnesota for a purchase price of $697.3 million. The properties consisted of 97 buildings containing an aggregate of 6.6 million square feet. On December 24, 2013, the Company closed on the first of two planned settlements under this agreement.  The proceeds from the first settlement were $367.7 million and included 49 properties containing approximately 4.0 million square feet of space and 140 acres of land. The remaining 48 properties containing an aggregate of 2.6 million square feet and 19 acres of land were sold for $329.6 million.
Due to long-term trends that the Company believes favor industrial properties and indicate potential erosion in value of suburban office properties, the Company has increased its investment in industrial and metro-office properties and decreased its investment in suburban office properties. The short-term implication of these activities is a decrease in net cash from operating activities, as rental income from industrial properties is less than that from office properties. The Company anticipates that over time it will realize the benefits of these activities, including increasing rental rates and lower lease transaction costs. In 2013, in the aggregate, the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, was less than dividend distributions primarily due to acquisition and one time financing costs relating to the Cabot Acquisition. The Company will continue to evaluate its dividend distribution policy in light of these circumstances.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the year ended December 31, 2013, the Company operated in a national economic environment characterized by high unemployment, low growth in GDP and low interest rates. Although this low interest rate environment has created opportunity for the Company to borrow money at a low rate of interest, the economy is in a state of transition following the economic dislocation that began in mid-2007 and although the downward pressure on rents has lessened, the economy is still in a general state of recovery. During the year ended December 31, 2013, the Company successfully leased 26.8 million square feet and attained occupancy of 91.4% for the Wholly Owned Properties in Operation and 92.3% for the JV Properties in Operation for a combined occupancy of 91.6% for the Properties in Operation as of that date. At December 31, 2012, occupancy for the Wholly Owned Properties in Operation was 92.5% and for the JV Properties in Operation was 90.2% for a combined occupancy for the Properties in Operation of 92.1%. During the year ended December 31, 2013, straight line rents on renewal and replacement leases were on average 1.0% lower than rents on expiring leases. The Company believes that average occupancy for its Properties in Operation will remain flat or increase by up to 1% for 2014 compared to 2013. Furthermore, the Company believes that straight line rents on renewal and replacement leases for 2014 will decrease by up to 5% as compared to rents on expiring leases.

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
Pursuant to the Cabot acquisition, the Company acquired a 100% ownership interest in 177 industrial assets totaling approximately 23.0 million square feet for a purchase price of $1.469 billion. These assets are located in 24 markets.
In addition, during the year ended December 31, 2013, the Company acquired three industrial properties and one office property for an aggregate purchase price of $201.1 million. These properties contain 1.6 million square feet of leaseable space. The Company's 2013 acquisition properties were 90.6% leased as of December 31, 2013. The Company also acquired six parcels of land totaling 330 acres for $50.5 million. For 2014, the Company anticipates that wholly owned property acquisitions will range from $200 million to $400 million and believes that certain of the acquired properties will be either vacant or underleased. In addition for 2014, the Company anticipates that it will acquire land parcels in a range of $50 million to $100 million.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the year ended December 31, 2013, the Company realized proceeds of $507.7 million from the sale of 58 operating properties representing 5.1 million square feet and 157 acres of land. These totals include the first settlement of the Portfolio Sale. For 2014, the Company anticipates that proceeds from wholly owned property dispositions will range from $500 million to $650 million. This total includes the second settlement of the Portfolio Sale.
Development
During the year ended December 31, 2013, the Company brought into service seven Wholly Owned Properties under Development representing 2.9 million square feet and a Total Investment of $280.7 million and began construction on 13 Wholly Owned Properties under Development with a projected Total Investment of $350.2 million. As of December 31, 2013, the Company had 16 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 5.0 million square feet and are expected to represent a Total Investment of $380.8 million. These Wholly Owned Properties under Development were 72.1% pre-leased as of December 31, 2013. In addition, pursuant to a 21,000 square foot lease that the Company has executed, the Company has agreed to start the development of a 75,000 square foot office building. The building is 27.6% leased and represents an anticipated Total Investment of $13.1 million. For 2014, the Company anticipates that wholly owned development deliveries will total between $250 million and $350 million and that during 2014 it will commence development on wholly owned properties with an expected aggregate Total Investment in a range from $400 million to $600 million.
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
Acquisitions/Dispositions
During the year ended December 31, 2013, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
During the year ended December 31, 2013, a joint venture in which the Company held a 20% interest sold one property, which contained 44,000 square feet, for proceeds of $9.6 million. During the year ended December 31, 2013, a joint venture in which the Company held a 25% interest sold four properties, which contained 171,000 square feet, for aggregate proceeds of $31.5 million.
Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
In October 2012, Blythe Valley JV Sarl, a joint venture in which the Company held an interest, defaulted on its mortgage loan. The mortgage loan was secured by all of the operating properties and land of the joint venture. In February 2013, the lender appointed a receiver, effectively taking control of the assets securing its loan. During the year ended December 31, 2012, the joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.6 million and is reflected in equity in (loss) earnings of unconsolidated joint ventures in the Company's 2012 consolidated statement of comprehensive income.
Development
During the year ended December 31, 2013, a joint venture in which the Company held a 25% interest started one property under development, which is expected to comprise, upon completion, 203,000 square feet and is expected to represent a Total Investment of $11.8 million. As of December 31, 2013, this was the only property under development for unconsolidated joint ventures in which the Company held an interest. For 2014, the Company anticipates that unconsolidated joint venture development deliveries will total up to $40 million.
On January 15, 2014, the Company announced that it has reached preliminary terms to develop, in a joint venture with Comcast Corporation, the “Comcast Innovation and Technology Center,” in Philadelphia, PA. The proposed project includes a 59-story, 1.5 million square foot tower incorporating 1.3 million square feet of office space and a 200+ room hotel. The project is expected to represent a Total Investment of $900 million to the joint venture, which we expect will be 20% owned by the Company.   The Company is in discussions with Comcast Corporation regarding the formation of this joint venture, but there is no assurance that the joint venture will be finalized or that the development will be commenced. If the development does proceed, it is anticipated that it would commence in the latter half of 2014 and the project would be completed in late 2017. In addition to the potential project with  Comcast Corporation, the Company anticipates that during 2014 unconsolidated joint ventures in which the Company owns an interest will commence development with an aggregate Total Investment of up to $60 million.
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
Capitalized Costs
Acquisition costs related to the purchase of vacant operating properties and land are capitalized and included in net real estate.  Acquisition costs related to the purchase of operating properties with in-place tenants are expensed as incurred. Acquisition-related expenses related to the Cabot Acquisition for the year ended December 31, 2013 were $7.6 million. In addition, the Company incurred $2.6 million in acquisition expenses related to other acquisitions for the year ended December 31, 2013. Acquisition-related expenses for the years ended December 31, 2012 and 2011 were $2.9 million and $2.6 million, respectively.
Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to the development of property for the years ended December 31, 2013, 2012 and 2011 was $3.3 million, $2.1 million and $1.3 million, respectively.
Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to signed leases is capitalized and amortized as a deferred leasing cost. The total of this capitalized compensation was $2.8 million, $2.4 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Capitalized interest for the years ended December 31, 2013, 2012 and 2011 was $9.6 million, $9.9 million and $3.0 million, respectively.
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
Allowance for Doubtful Accounts
The Company continually monitors the liquidity and creditworthiness of its tenants. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2013 and 2012, the Company's allowance for doubtful accounts totaled $7.8 million and $7.0 million, respectively. The Company had bad debt expense of $1.8 million and $540,000 for the years ended December 31, 2013 and 2012, respectively, as well as a net recovery of bad debts of $1.9 million for the year ended December 31, 2011.

Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates and holding periods. For these assumptions, the Company considers its experience and historical performance in the various markets and data provided by market research organizations. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. Fair value is estimated based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2013, 2012 and 2011, the Company recognized impairment losses of $1.1 million, $2.3 million and $7.8 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows.
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
Investments in Unconsolidated Joint Ventures
The Company analyzes its investments in joint ventures to determine if the joint venture is considered a variable interest entity and would require consolidation. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.
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
The Company determined that one investment in a joint venture had an other-than-temporary impairment of $683,000 during the year ended December 31, 2012. No impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2013 or 2011.

During the year ended December 31, 2013 the Kings Hill Unit Trust joint venture recorded an impairment charge. The Company's share of this impairment charge was $783,000 and is reflected in equity in earnings (loss) of unconsolidated joint ventures in the Company's 2013 consolidated statement of comprehensive income.

During the year ended December 31, 2012 the Blythe Valley JV Sarl joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.6 million and is reflected in equity in earnings (loss) of unconsolidated joint ventures in the Company's 2012 consolidated statement of comprehensive income.
Derivative Instruments and Hedging Activities
Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of comprehensive income as a component of net income or as a component of other comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2013 with the results of operations of the Company for the year ended December 31, 2012, and the results of operations of the Company for the year ended December 31, 2012 with the results of operations of the Company for the year ended December 31, 2011. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2013, 2012 and 2011, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2013 increased to $4,892.1 million from $4,021.5 million for the year ended December 31, 2012. This increase in operating real estate was primarily due to the Cabot Acquisition and resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization.  Rental property operating expenses include utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $645.9 million for the year ended December 31, 2013 from $560.3 million for the year ended December 31, 2012. This $85.6 million increase was primarily due to an increase in average gross investment in operating real estate and an increase in occupancy. This increase was partially offset by a decrease in rental rates as well as a decrease in termination fees, which totaled $1.5 million for the year ended December 31, 2013 as compared to $2.5 million for the year ended December 31, 2012. Changes in occupancy and rental rates are detailed below in "Same Store." Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold or held for sale, related termination fees are included in discontinued operations. See “Other” below.
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

Reportable Segment Net Operating Income:

		Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
		2013	2012

Industrial -	Lehigh/Central PA	$68,504	$65,566	4.5%
	Chicago/Milwaukee	11,726	5,329	120.0%	(1)
	Houston	22,632	17,862	26.7%	(1)
	Carolinas	20,434	18,733	9.1%
	Other	60,531	51,863	16.7%	(1)
Industrial/Office -	Minnesota	30,016	26,348	13.9%	(1)
	South Florida	20,943	18,921	10.7%	(1)
	Richmond/Hampton Roads	24,063	24,762	(2.8%)
	Arizona	17,189	14,228	20.8%	(1)
	United Kingdom	1,924	(257)	848.6%	(1)
	Other	50,456	43,711	15.4%	(1)
Office -	Philadelphia	23,587	20,527	14.9%	(1)
	Southeastern PA	91,193	98,729	(7.6%)
	Washington D.C.	6,807	2,908	134.1%	(1)
	Total reportable segment net operating income	$450,005	$409,230	10.0%
(1) The change was primarily due to an increase in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $419.5 million for the year ended December 31, 2013 from $414.3 million for the year ended December 31, 2012, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $417.4 million for the year ended December 31, 2013 from $409.3 million for the year ended December 31, 2012 on a cash basis.
The same store results were affected by an increase in occupancy and decreases in cash and straight line rental rates. The following details the Same Store occupancy and rental rates for the respective periods:

	Year Ended
	December 31,
	2013	2012
Average occupancy %	93.7%	92.7%
Average rental rate - cash basis (1)	$7.78	$7.81
Average rental rate - straight line basis (2)	$11.25	$11.32
(1) Represents the average contractual rent per square foot for the year ended December 31, 2013 or 2012 for tenants in occupancy in the Same Store properties. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at December 31, 2013 or 2012 its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the year ended December 31, 2013 or 2012 for tenants in occupancy in the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 490 properties totaling approximately 57.1 million square feet owned on January 1, 2012. Acquisitions and completed development during the years ended December 31, 2012 and 2013 are excluded from the Same Store properties.  Properties obtained through acquisition and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest year presented in the comparison.  The 50 properties sold during 2012 and the 58 properties sold during 2013 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2013 and 2012. Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2013	December 31, 2012
Same Store:
Rental revenue	$423,251	$421,124
Operating expenses:
Rental property expense	120,710	121,049
Real estate taxes	70,646	68,469
Operating expense recovery	(187,630)	(182,669)
Unrecovered operating expenses	3,726	6,849
Property level operating income	419,525	414,275
Less straight line rent	2,123	4,948
Cash basis property level operating income	$417,402	$409,327
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$417,402	$409,327
Straight line rent	2,123	4,948
Property level operating income	419,525	414,275
Non-same store property level operating income - continuing operations	61,943	4,598
Less: Property level operating income – properties held for sale at December 31, 2013	(31,573)	(31,197)
Termination fees	1,500	2,475
General and administrative expense	(74,564)	(64,686)
Depreciation and amortization expense	(173,784)	(135,523)
Other income (expense)	(117,236)	(94,618)
Gain on property dispositions	8,676	3,080
Income taxes	(2,799)	(976)
Equity in earnings (loss) of unconsolidated joint ventures	6,067	(681)
Discontinued operations (1)	121,839	51,004
Net income	$219,594	$147,751

(1)	Includes Termination Fees of $2.0 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively.

General and Administrative
General and administrative expenses increased to $74.6 million for the year ended December 31, 2013 compared to $64.7 million for the year ended December 31, 2012. These increases were primarily due to increases in acquisition-related expenses and compensation. Acquisition-related expenses related to the Cabot Acquisition for the year ended December 31, 2013 were $7.6 million. In addition, the Company incurred $2.6 million in acquisition expenses related to other acquisitions for the year ended December 31, 2013. Acquisition-related expenses for the year ended December 31, 2012 were $2.9 million. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $173.8 million for the year ended December 31, 2013 from $135.5 million for the year ended December 31, 2012. This increase was primarily due to the increased investment in operating real estate.

Interest Expense
Interest expense increased to $127.1 million for the year ended December 31, 2013 from $103.4 million for the year ended December 31, 2012. This increase was primarily due to the increase in the average debt outstanding to $2,843.6 million for the year ended December 31, 2013 from $2,425.1 million for the year ended December 31, 2012. This increase in average debt was primarily due to financing related to and mortgage loans assumed in the Cabot Acquisition. This was partially offset by a decrease in the weighted average interest rate to 5.1% for the year ended December 31, 2013 from 5.3% for the year ended December 31, 2012. The increase was also partially due to a decrease in interest capitalized during the year ended December 31, 2013 compared to 2012.
Interest expense allocated to discontinued operations for the year ended December 31, 2013 and 2012 was $15.9 million and $19.8 million, respectively. This decrease was due to the level of dispositions in 2013 compared to 2012.
Equity in Earnings (Loss) of Unconsolidated Joint Ventures
Equity in earnings (loss) of unconsolidated joint ventures increased to income of $6.1 million for the year ended December 31, 2013 from a loss of $681,000 for the year ended December 31, 2012. This increase was primarily due to an impairment charge in the Blythe Valley JV Sarl joint venture during the year ended December 31, 2012, the Company's share of which was $4.6 million as well as an impairment charge of $683,000 relating to an other-than-temporary impairment of one of Company's investments in unconsolidated joint ventures. During the year ended December 31, 2013 the Kings Hill Unit Trust joint venture recorded an impairment charge, the Company's share of which was $783,000.
Other
Gain on property dispositions increased to $8.7 million for the year ended December 31, 2013 from $3.1 million for the year ended December 31, 2012.
Income from discontinued operations increased to $121.8 million for the year ended December 31, 2013 from $51.0 million for the year ended December 31, 2012. This increase was primarily due to an increase in gains recognized on sales which were $95.4 million for the year ended December 31, 2013 and $12.4 million for the year ended December 31, 2012.
As a result of the foregoing, the Company’s net income increased to $219.6 million for the year ended December 31, 2013 from $147.8 million for the year ended December 31, 2012.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Overview
The Company's average gross investment in operating real estate owned for the year ended December 31, 2012 increased to $4,018.1 million from $3,568.6 million for the year ended December 31, 2011. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization. Rental property operating expenses include utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.

Total operating revenue increased to $560.3 million for the year ended December 31, 2012 from $533.7 million for the year ended December 31, 2011. This $26.6 million increase was primarily due to the increase in investment in operating real estate and an increase in termination fees, which totaled $2.5 million for the year ended December 31, 2012 as compared to $2.4 million for the year ended December 31, 2011. These increases were partially offset by a decrease in rental rates. Changes in occupancy and rental rates are detailed below in "Same Store." Termination Fees are included in rental revenue and if a property is sold or held for sale related termination fees are included in discontinued operations. See "Other" below.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 18 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):
Reportable Segment Net Operating Income:

		Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
		2012	2011

Industrial -	Lehigh/Central PA	$65,566	$64,786	1.2%
	Chicago/Milwaukee	5,329	10,581	(49.6%)	(1)
	Houston	17,862	16,379	9.1%
	Carolinas	18,733	19,471	(3.8%)
	Other	51,863	54,802	(5.4%)
Industrial/Office -	Minnesota	26,348	27,701	(4.9%)
	South Florida	18,921	19,431	(2.6%)
	Richmond/Hampton Roads	24,762	29,324	(15.6%)	(1)
	Arizona	14,228	13,453	5.8%
	United Kingdom	(257)	(178)	(44.4%)
	Other	43,711	44,692	(2.2%)
Office -	Philadelphia	20,527	20,504	0.1%
	Southeastern PA	98,729	101,982	(3.2%)
	Washington D.C.	2,908	(1,134)	356.4%	(2)
	Total reportable segment net operating income	$409,230	$421,794	(3.0%)
(1) These decreases are primarily due to sales of operating properties during the year ended December 31, 2012.
(2) The increase was primarily due to an increase in average gross investment in operating real estate.
Same Store
Property level operating income, exclusive of Termination Fees, for the Prior Year Same Store properties decreased to $450.3 million for the year ended December 31, 2012 from $453.8 million for the year ended December 31, 2011, on a straight line basis, and decreased to $447.1 million for the year ended December 31, 2012 from $448.2 million for the year ended December 31, 2011 on a cash basis.
The same store results were affected by one-time reductions in certain operating expense items during the year ended December 31, 2011 that did not occur during the same period in 2012, decreases in cash and straight line rental rates and an increase in occupancy. The following details the Prior Year Same Store occupancy and rental rates for the respective periods:

	Year Ended
	December 31,
	2012	2011
Average occupancy %	93.1%	91.9%
Average rental rate - cash basis (1)	$8.30	$8.39
Average rental rate - straight line basis (2)	$12.01	$12.04

(1) Represents the average contractual rent per square foot for the year ended December 31, 2012 or 2011 for tenants in occupancy in Prior Year Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the year ended December 31, 2012 or 2011 for tenants in occupancy in the Prior Year Same Store properties.

Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income exclusive of Termination Fees are considered by management to be more reliable indicators of the portfolio's baseline performance. The Prior Year Same Store properties consist of the 526 properties totaling approximately 58.0 million square feet owned on January 1, 2011. Acquisitions and completed development during the years ended December 31, 2011 and 2012 are excluded from the Same Store properties.  Properties obtained through acquisition and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest year presented in the comparison.  The 62 properties sold during 2011 and the 50 properties sold during 2011 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2012 and 2011. Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see "Liquidity and Capital Resources" section), GAAP net income and net cash flow from operating activities, investing activities and financing activities when considering the Company's operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended
	December 31, 2012	December 31, 2011
Prior Year Same Store:
Rental revenue	$454,194	$457,219
Operating expenses:
Rental property expense	130,815	127,238
Real estate taxes	72,658	73,841
Operating expense recovery	(199,621)	(197,619)
Unrecovered operating expenses	3,852	3,460
Property level operating income	450,342	453,759
Less straight line rent	3,266	5,519
Cash basis property level operating income	$447,076	$448,240
Reconciliation of non-GAAP financial measure – Prior Year Same Store:
Cash basis property level operating income	$447,076	$448,240
Straight line rent	3,266	5,519
Property level operating income	450,342	453,759
Non-same store property level operating income - continuing operations	18,055	3,704
Less: Property level operating income – 2013 discontinued operations	(80,721)	(83,561)
Termination fees	2,475	2,497
General and administrative expense	(64,686)	(59,186)
Depreciation and amortization expense	(135,523)	(126,218)
Other income (expense)	(94,618)	(93,851)
Gain on property dispositions	3,080	5,025
Income taxes	(976)	(1,020)
Equity in (loss) earnings of unconsolidated joint ventures	(681)	3,496
Discontinued operations at December 31, 2012 (1)	13,921	70,649
2013 discontinued operations (1)	37,083	35,416
Net income	$147,751	$210,710

(1)	Includes Termination Fees of $1.8 million and $1.6 million in the aggregate for the years ended December 31, 2012 and 2011, respectively.
General and Administrative
General and administrative expenses increased to $64.7 million for the year ended December 31, 2012 from $59.2 million for the year ended December 31, 2011. This increase was primarily due to increases in compensation, the writeoff of costs for canceled projects and costs associated with operating initiatives. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $135.5 million for the year ended December 31, 2012 from $126.2 million for the year ended December 31, 2011. The increase was primarily due to the increased investment in operating real estate.

Interest Expense

Interest expense increased to $103.4 million for the year ended December 31, 2012 from $102.0 million for the year ended December 31, 2011. This increase was primarily due to an increase in the average debt outstanding, which was $2,425.1 million for the year ended December 31, 2012, compared to $2,214.9 million for the year ended December 31, 2011. The increase was partially offset by a decrease in the weighted average interest rate to 5.3% for the year ended December 31, 2012 from 5.8% for the year ended December 31, 2011 as well as an increase in interest capitalized during the year ended December 31, 2012 due to an increase in development activity.
Interest expense allocated to discontinued operations for the years ended December 31, 2012 and 2011 was $19.8 million and $29.1 million, respectively. This decrease was due to the level of dispositions in 2012 compared to 2011.
Other
Gain on property dispositions decreased to $3.1 million for the year ended December 31, 2012 from $5.0 million for the year ended December 31, 2011.
Income from discontinued operations decreased to $51.0 million from $106.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was due to a decrease in gains recognized on sales which were $12.4 million for the year ended December 31, 2012 compared to $60.6 million for the year ended December 31, 2011.
As a result of the foregoing, the Company's net income decreased to $147.8 million for the year ended December 31, 2012 from $210.7 million for the year ended December 31, 2011.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company expects to expend $300 million to $500 million to fund its investment in development properties in 2014. The Company’s 2014 debt maturities total approximately $213.7 million. The Company anticipates that it will invest $200 million to $400 million in property acquisitions and $50 million to $100 million in land acquisitions in 2014. The Company expects to realize approximately $500 million to $650 million in proceeds from asset sales in 2014. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of December 31, 2013, the Company had cash and cash equivalents of $214.9 million, including $51.5 million in restricted cash.
Net cash provided by operating activities decreased to $316.0 million for the year ended December 31, 2013 from $317.2 million for the year ended December 31, 2012. This decrease primarily related to a reduction in restricted cash during 2012 related to the distribution of land sales proceeds in the United Kingdom. This was partially offset by an increase in operating income resulting from the Cabot Acquisition. Net cash flow provided by operating activities is the primary source of liquidity to fund dividends to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $1,197.9 million for the year ended December 31, 2013 compared to $312.7 million for the year ended December 31, 2012. This $885.2 million increase primarily related to cash expended for the Cabot Acquisition partially offset by an increase in net proceeds from dispositions of properties and land including $367.7 million in proceeds from the first settlement of the Portfolio Sale.
Net cash provided by financing activities was $1,005.8 million for the year ended December 31, 2013 compared to $12.7 million for the year ended December 31, 2012. This $993.1 million increase was primarily due to an increase in net proceeds from the issuance of common shares used to fund the Cabot Acquisition. Net cash provided by financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.

In March 2011, the Company used proceeds from the Credit Facility together with available cash on hand to repay $246.5 million principal value of 7.25% senior notes due 2011.

In February 2012, the Company closed on a mortgage with $45.0 million of available funds bearing interest at 4.84%. As of December 31, 2013, there was $44.5 million outstanding on this loan. The net proceeds from this mortgage were used for construction costs on a property under development that was placed into service during the year ended December 31, 2013.

In June 2012, the Company issued $400.0 million of 4.125% senior unsecured notes due 2022. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

In August 2012, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $230.1 million of 10-year, 6.375% senior unsecured notes due August 2012.

In December 2012, the Company issued $300.0 million of 3.375% senior unsecured notes due 2023. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

During the year ended December 31, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par.

In September 2013, the Company issued $450.0 million of 4.40% senior unsecured notes due 2024. The net proceeds from the offering were used to fund a portion of the cash consideration payable for the Cabot Acquisition.

In October 2013, as part of the Cabot Acquisition, the Company assumed $229.8 million in mortgages bearing interest at a weighted average rate of 5.85% with maturity dates from 2018 to 2021.

The Company sold 1.9 million common shares through its continuous offering program during the year ended December 31, 2013. The aggregate proceeds of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes.

In August 2013, the Company issued 24.2 million common shares for net proceeds of $834.1 million. The net proceeds from the offering were used to fund a portion of the cash consideration payable for the Cabot Acquisition. Prior to this use, the net proceeds were used for general corporate purposes which included the repayment of borrowings under the Company's credit facility.
During the year ended December 31, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2013, a portion of these activities were funded through an unsecured $500 million credit facility. The Company has maintained an unsecured credit facility throughout 2011, 2012 and 2013. During that period the Company has replaced, restated and amended its credit facility to address due dates and changes in borrowing costs. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. It matures in November 2015 and has a one year extension option at the Company's option, subject to the payment of a stated fee. Based upon the Company's credit ratings at December 31, 2013, borrowings under the facility would bear interest at LIBOR plus 107.5 basis points. Subsequent to December 31, 2013, as a result of changes in the Company's credit rating, this rate was increased to LIBOR plus 125 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2013, the Company’s debt to gross assets ratio was 40.9% and for the year ended December 31, 2013, the fixed charge coverage ratio was 3.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2013, $545.3 million (including $105.2 million fixed via a swap arrangement - see Footnote 21 in the notes to the consolidated financial statements) in mortgage loans and $2,708.2 million in unsecured notes were outstanding with a weighted average interest rate of 5.0%. The interest rates on $3,237.5 million of mortgage loans and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.9 years.

 The Company's contractual obligations, as of December 31, 2013, are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN
Contractual Obligations (2)	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Long-term debt (1)	$3,242,291	$366,330	$1,112,358	$605,439	$1,158,164
Land purchase obligations	52,752	14,945	37,807	—	—
Operating lease obligations	5,564	877	1,170	535	2,982
Share of debt of unconsolidated joint ventures (1)	290,949	16,126	127,936	121,048	25,839
Tenant contractual obligations	38,114	34,302	3,335	302	175
Share of tenant contractual obligations of unconsolidated joint ventures	1,910	1,910	—	—	—
Letter of credit	4,274	4,274	—	—	—
Share of letter of credit of unconsolidated joint ventures	1,250	1,250	—	—	—
Land improvement and renovation commitments	16,231	16,231	—	—	—
Development in progress	160,501	139,072	21,429	—	—
Share of development in progress of unconsolidated joint ventures	2,389	1,509	880	—	—
Development commitment	13,095	10,696	2,399	—	—
Total	$3,829,320	$607,522	$1,307,314	$727,324	$1,187,160

(1)	Includes principal and interest payments. Interest payments assume Credit Facility borrowings and interest rates remain at the December 31, 2013 level until maturity.

(2)
The Company is contractually committed to build a minimum of 60,000 square feet of building space every two years at the Navy Yard Corporate Center in Philadelphia, with certain rights to defer these biannual requirements.  The failure by the Company  to meet these milestones could result in the loss of the Company’s exclusive development rights with respect to the Navy Yard Corporate Center.

General

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's existing sources of capital include the public debt and equity markets, proceeds from secured financing of properties, proceeds from property dispositions, equity capital from joint venture partners, remaining capacity of $125.0 million under the Company's at-the-market equity offering program and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time.

The Company's annual Common Share dividend paid was $1.90 per share in 2013, 2012 and 2011.

The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2013, the Company had investments in and advances to unconsolidated joint ventures totaling $179.7 million (see Note 7 to the Company's Consolidated Financial Statements included in this report).
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

Funds from operations (“FFO”) available to common shareholders for the year ended December 31, 2013, 2012, and 2011 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$209,738	$137,436	$183,999
Basic - income available to common shareholders	209,738	137,436	183,999
Basic - income available to common shareholders per weighted average share	$1.61	$1.18	$1.60
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	13,152	14,152	14,452
Depreciation and amortization	201,731	164,615	168,435
Gain on property dispositions	(94,934)	(7,589)	(61,198)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(3,171)	(5,286)	(3,926)
Funds from operations available to common shareholders – basic	$326,516	$303,328	$301,762
Basic Funds from operations available to common shareholders per weighted average share	$2.51	$2.60	$2.63
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$209,738	$137,436	$183,999
Diluted - income available to common shareholders	209,738	137,436	183,999
Diluted - income available to common shareholders per weighted average share	$1.60	$1.17	$1.59
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	13,152	14,152	14,452
Depreciation and amortization	201,731	164,615	168,435
Gain on property dispositions	(94,934)	(7,589)	(61,198)
Noncontrolling interest less preferred share distributions	5,848	4,378	6,153
Funds from operations available to common shareholders - diluted	$335,535	$312,992	$311,841
Diluted Funds from operations available to common shareholders per weighted average share	$2.49	$2.58	$2.61
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	130,180	116,863	114,755
Dilutive shares for long term compensation plans	729	831	748
Diluted shares for net income calculations	130,909	117,694	115,503
Weighted average common units	3,678	3,760	3,869
Diluted shares for Funds from operations calculations	134,587	121,454	119,372

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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2013 for comparable loans, is greater than the aggregate carrying value by approximately $85.3 million at December 31, 2013.
The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
The Company also uses long-term and medium-term debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Company typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. Our interest rate risk objective is to limit the impact of interest rate changes on earnings and cash flows and lower our overall borrowing costs. To achieve these objectives, from time to time the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. The Company does not hold or issue these derivative contracts for trading or speculative purposes.
If the interest rates for variable rate debt were 100 basis points higher or lower during 2013, the Company's interest expense would have increased or decreased by $2.2 million. If the interest rate for the fixed rate debt maturing in 2014 was 100 basis points higher or lower than its current rate of 5.66%, the Company's interest expense would have increased or decreased by $1.9 million.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 Framework). Based on our assessment we believe that, as of December 31, 2013, the Trust's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited Liberty Property Trust's (the "Trust") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.
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
In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of Liberty Property Trust and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 28, 2014

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 Framework). Based on our assessment we believe that, as of December 31, 2013, the Operating Partnership's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited Liberty Property Limited Partnership's (the "Operating Partnership") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, owners' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Liberty Property Limited Partnership and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 28, 2014

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the "Operating Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, owners' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 28, 2014

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	December 31,
	2013	2012
ASSETS
Real estate:
Land and land improvements	$1,139,455	$845,958
Building and improvements	5,144,758	4,045,385
Less accumulated depreciation	(1,057,680)	(1,072,859)
Operating real estate	5,226,533	3,818,484
Development in progress	209,187	248,602
Land held for development	233,055	249,221
Net real estate	5,668,775	4,316,307
Cash and cash equivalents	163,414	38,356
Restricted cash	51,456	33,147
Accounts receivable	13,900	8,988
Deferred rent receivable	99,956	101,621
Deferred financing and leasing costs, net	226,607	129,329
Investments in and advances to unconsolidated joint ventures	179,655	169,021
Assets held for sale	275,957	289,654
Prepaid expenses and other assets	95,840	87,756
Total assets	$6,775,560	$5,174,179
LIABILITIES
Mortgage loans	$545,306	$302,855
Unsecured notes	2,708,213	2,258,751
Credit facility	—	92,000
Accounts payable	70,406	31,058
Accrued interest	25,777	20,164
Dividend and distributions payable	71,323	58,038
Other liabilities	250,819	185,956
Total liabilities	3,671,844	2,948,822
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of December 31, 2013 and December 31, 2012	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 147,846,801 (includes 1,249,909 in treasury) and 119,720,776 (includes 1,249,909 in treasury) shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	148	119
Additional paid-in capital	3,669,618	2,687,701
Accumulated other comprehensive income	9,742	2,900
Distributions in excess of net income	(591,713)	(547,757)
Common shares in treasury, at cost, 1,249,909 shares as of December 31, 2013 and 2012	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	3,035,844	2,091,012
Noncontrolling interest – operating partnership
3,556,566 and 3,713,851 common units outstanding as of December 31, 2013 and December 31, 2012, respectively	56,713	60,223
1,290,000 preferred units outstanding as of December 31, 2012	—	63,264
Noncontrolling interest – consolidated joint ventures	3,622	3,321
Total equity	3,096,179	2,217,820
Total liabilities, noncontrolling interest - operating partnership and equity	$6,775,560	$5,174,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
OPERATING REVENUE
Rental	$458,081	$396,418	$379,811
Operating expense reimbursement	187,849	163,861	153,888
Total operating revenue	645,930	560,279	533,699
OPERATING EXPENSE
Rental property	114,617	104,431	95,192
Real estate taxes	79,918	65,697	62,108
General and administrative	74,564	64,686	59,186
Depreciation and amortization	173,784	135,523	126,218
Total operating expense	442,883	370,337	342,704
Operating income	203,047	189,942	190,995
OTHER INCOME (EXPENSE)
Interest and other income	9,879	8,745	8,137
Interest expense	(127,115)	(103,363)	(101,988)
Total other income (expense)	(117,236)	(94,618)	(93,851)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	85,811	95,324	97,144
Gain on property dispositions	8,676	3,080	5,025
Income taxes	(2,799)	(976)	(1,020)
Equity in earnings (loss) of unconsolidated joint ventures	6,067	(681)	3,496
Income from continuing operations	97,755	96,747	104,645
Discontinued operations (including net gain on property dispositions of $95,384, $12,426 and $60,582 for the years ended December 31, 2013, 2012 and 2011, respectively)	121,839	51,004	106,065
Net income	219,594	147,751	210,710
Noncontrolling interest – operating partnership	(9,203)	(10,590)	(27,222)
Noncontrolling interest – consolidated joint ventures	(653)	275	511
Income available to common shareholders	$209,738	$137,436	$183,999

Net income	$219,594	$147,751	$210,710
Other comprehensive income (loss) - foreign currency translation	5,397	3,436	(280)
Other comprehensive income - change in net unrealized gain on derivative instruments	1,584	—	—
Other comprehensive income (loss)	6,981	3,436	(280)
Total comprehensive income	226,575	151,187	210,430
Less: comprehensive income attributable to noncontrolling interest	(9,995)	(10,422)	(26,706)
Comprehensive income attributable to common shareholders	$216,580	$140,765	$183,724
Earnings per common share
Basic:
Income from continuing operations	$0.70	$0.75	$0.71
Income from discontinued operations	0.91	0.43	0.89
Income per common share – basic	$1.61	$1.18	$1.60
Diluted:
Income from continuing operations	$0.70	$0.75	$0.70
Income from discontinued operations	0.90	0.42	0.89
Income per common share – diluted	$1.60	$1.17	$1.59
Weighted average number of common shares outstanding
Basic	130,180	116,863	114,755
Diluted	130,909	117,694	115,503
Amounts attributable to common shareholders
Income from continuing operations	$91,274	$88,008	$81,392
Discontinued operations	118,464	49,428	102,607
Net income available to common shareholders	$209,738	$137,436	$183,999

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2011	115,530,608	$116	$2,560,193	$(155)	$(426,017)	$(51,951)	$2,082,186	$67,621	$287,959	$786	$2,438,552
Net proceeds from the issuance of common shares	1,701,758	1	44,547	—	—	—	44,548	—	—	—	44,548
Net income		—	—	—	183,999	—	183,999	6,153	21,069	(511)	210,710
Contributions		—	—	—	—	—	—	—	—	3,500	3,500
Distributions		—	—	—	(219,480)	—	(219,480)	(7,280)	(21,069)	—	(247,829)
Noncash compensation		—	10,555	—	—	—	10,555	—	—	—	10,555
Other comprehensive income - foreign currency translation adjustment		—	—	(274)	—	—	(274)	(6)	—	—	(280)
Redemption of noncontrolling interests – common units	119,987	—	2,060	—	—	—	2,060	(2,060)	—	—	—
Balance at December 31, 2011	117,352,353	117	2,617,355	(429)	(461,498)	(51,951)	2,103,594	64,428	287,959	3,775	2,459,756
Net proceeds from the issuance of common shares	2,273,528	2	58,708	—	—	—	58,710	—	—	—	58,710
Net income		—	—	—	137,436	—	137,436	4,378	6,212	(275)	147,751
Distributions		—	—	—	(223,695)	—	(223,695)	(7,109)	(9,902)	(179)	(240,885)
Noncash compensation		—	10,057	—	—	—	10,057	—	—	—	10,057
Other comprehensive income - foreign currency translation adjustment		—	—	3,329	—	—	3,329	107	—	—	3,436
Redemption of noncontrolling interests – common units	94,895	—	1,581	—	—	—	1,581	(1,581)	—	—	—
Redemption of noncontrolling interest - preferred units		—	—	—	—	—	—	—	(224,694)	—	(224,694)
Excess of preferred unit carrying amount over redemption		—	—	—	—	—	—	—	3,689	—	3,689
Balance at December 31, 2012	119,720,776	119	2,687,701	2,900	(547,757)	(51,951)	2,091,012	60,223	63,264	3,321	2,217,820
Net proceeds from the issuance of common shares	27,968,740	29	969,439	—	—	—	969,468	—	—	—	969,468
Net income		—	—	—	209,738	—	209,738	5,848	3,355	653	219,594
Distributions		—	—	—	(253,694)	—	(253,694)	(6,995)	(2,119)	(352)	(263,160)
Noncash compensation		—	9,976	—	—	—	9,976	—	—	—	9,976
Other comprehensive income - foreign currency translation adjustment		—	—	5,296	—	—	5,296	101	—	—	5,397
Other comprehensive income - change in net unrealized gain on derivative instruments		—	—	1,546	—	—	1,546	38	—	—	1,584
Redemption of noncontrolling interests – common units	157,285	—	2,502	—	—	—	2,502	(2,502)	—	—	—
Redemption of noncontrolling interest - preferred units		—	—	—	—	—	—	—	(63,264)	—	(63,264)
Excess of preferred unit redemption over carrying amount		—	—	—	—	—	—	—	(1,236)	—	(1,236)
Balance at December 31, 2013	147,846,801	$148	$3,669,618	$9,742	$(591,713)	$(51,951)	$3,035,844	$56,713	$—	$3,622	$3,096,179
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$219,594	$147,751	$210,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,147	167,421	171,714
Amortization of deferred financing costs/noncash portion of interest	4,449	4,682	5,190
Equity in (earnings) loss of unconsolidated joint ventures	(6,067)	681	(3,496)
Distributions from unconsolidated joint ventures	844	624	551
Gain on property dispositions	(107,079)	(15,506)	(65,607)
Noncash compensation	9,976	10,057	10,555
Changes in operating assets and liabilities:
Restricted cash	(18,397)	30,713	(14,114)
Accounts receivable	(4,889)	(799)	(1,320)
Deferred rent receivable	(9,473)	(6,363)	(6,566)
Prepaid expenses and other assets	(22,424)	(10,871)	6,027
Accounts payable	15,703	7,641	(229)
Accrued interest	5,613	(3,983)	(5,674)
Other liabilities	22,968	(14,882)	9,983
Net cash provided by operating activities	315,965	317,166	317,724
INVESTING ACTIVITIES
Investment in properties – acquisitions	(1,429,822)	(211,894)	(233,568)
Investment in properties – other	(74,345)	(49,682)	(75,834)
Investments in and advances to unconsolidated joint ventures	(16,185)	(1,461)	(11,195)
Distributions from unconsolidated joint ventures	13,774	6,009	11,364
Net proceeds from disposition of properties/land	526,949	234,686	390,754
Net proceeds from (advances on) public reimbursement receivable/escrow	9,821	(986)	(10,237)
Investment in development in progress	(123,879)	(199,384)	(48,628)
Investment in land held for development	(67,326)	(67,513)	(52,868)
Investment in deferred leasing costs	(36,901)	(22,444)	(26,011)
Net cash used in investing activities	(1,197,914)	(312,669)	(56,223)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	969,468	58,710	44,552
Redemption of preferred units	(64,500)	(221,000)	(9,060)
Proceeds from unsecured notes	448,646	700,000	—
Repayments of unsecured notes	—	(230,100)	(246,500)
Proceeds from mortgage loans	10,401	34,599	—
Repayments of mortgage loans	(10,605)	(35,099)	(29,860)
Proceeds from credit facility	611,550	839,250	650,500
Repayments on credit facility	(703,550)	(886,650)	(511,100)
Increase in deferred financing costs	(5,866)	(7,206)	(3,023)
Distribution paid on common shares	(240,340)	(222,573)	(218,613)
Distribution paid on units	(9,438)	(17,241)	(28,409)
Net cash provided by (used in) financing activities	1,005,766	12,690	(351,513)
Net increase (decrease) in cash and cash equivalents	123,817	17,187	(90,012)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,241	2,965	(193)
Cash and cash equivalents at beginning of year	38,356	18,204	108,409
Cash and cash equivalents at end of year	$163,414	$38,356	$18,204

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2013	2012
ASSETS
Real estate:
Land and land improvements	$1,139,455	$845,958
Building and improvements	5,144,758	4,045,385
Less accumulated depreciation	(1,057,680)	(1,072,859)
Operating real estate	5,226,533	3,818,484
Development in progress	209,187	248,602
Land held for development	233,055	249,221
Net real estate	5,668,775	4,316,307
Cash and cash equivalents	163,414	38,356
Restricted cash	51,456	33,147
Accounts receivable	13,900	8,988
Deferred rent receivable	99,956	101,621
Deferred financing and leasing costs, net	226,607	129,329
Investments in and advances to unconsolidated joint ventures	179,655	169,021
Assets held for sale	275,957	289,654
Prepaid expenses and other assets	95,840	87,756
Total assets	$6,775,560	$5,174,179
LIABILITIES
Mortgage loans	$545,306	$302,855
Unsecured notes	2,708,213	2,258,751
Credit facility	—	92,000
Accounts payable	70,406	31,058
Accrued interest	25,777	20,164
Distributions payable	71,323	58,038
Other liabilities	250,819	185,956
Total liabilities	3,671,844	2,948,822
Limited partners' equity - 301,483 preferred units outstanding as of December 31, 2013 and December 31, 2012	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 146,596,892 (net of 1,249,909 treasury units) and 118,470,867 (net of 1,249,909 treasury units) common units outstanding as of December 31, 2013 and December 31, 2012, respectively	3,035,844	2,091,012
Limited partners’ equity – 3,556,566 and 3,713,851 common units outstanding as of December 31, 2013 and December 31, 2012, respectively	56,713	60,223
Limited partners’ equity – 1,290,000 preferred units outstanding as of December 31, 2012	—	63,264
Noncontrolling interest – consolidated joint ventures	3,622	3,321
Total owners’ equity	3,096,179	2,217,820
Total liabilities, limited partners' equity and owners’ equity	$6,775,560	$5,174,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
OPERATING REVENUE
Rental	$458,081	$396,418	$379,811
Operating expense reimbursement	187,849	163,861	153,888
Total operating revenue	645,930	560,279	533,699
OPERATING EXPENSE
Rental property	114,617	104,431	95,192
Real estate taxes	79,918	65,697	62,108
General and administrative	74,564	64,686	59,186
Depreciation and amortization	173,784	135,523	126,218
Total operating expense	442,883	370,337	342,704
Operating income	203,047	189,942	190,995
OTHER INCOME (EXPENSE)
Interest and other income	9,879	8,745	8,137
Interest expense	(127,115)	(103,363)	(101,988)
Total other income (expense)	(117,236)	(94,618)	(93,851)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	85,811	95,324	97,144
Gain on property dispositions	8,676	3,080	5,025
Income taxes	(2,799)	(976)	(1,020)
Equity in earnings (loss) of unconsolidated joint ventures	6,067	(681)	3,496
Income from continuing operations	97,755	96,747	104,645
Discontinued operations (including net gain on property dispositions of $95,384, $12,426 and $60,582 for the years ended December 31, 2013, 2012 and 2011, respectively)	121,839	51,004	106,065
Net income	219,594	147,751	210,710
Noncontrolling interest – consolidated joint ventures	(653)	275	511
Preferred unit distributions	(2,119)	(9,902)	(21,069)
Excess of preferred unit carrying amount over redemption	(1,236)	3,689	—
Income available to common unitholders	$215,586	$141,813	$190,152

Net income	$219,594	$147,751	$210,710
Other comprehensive income (loss) - foreign currency translation	5,397	3,436	(280)
Other comprehensive income - change in net unrealized gain on derivative instruments	1,584	—	—
Other comprehensive income (loss)	6,981	$3,436	$(280)
Total comprehensive income	$226,575	$151,187	$210,430
Earnings per common unit
Basic:
Income from continuing operations	$0.70	$0.75	$0.71
Income from discontinued operations	0.91	0.43	0.89
Income per common unit - basic	$1.61	$1.18	$1.60
Diluted:
Income from continuing operations	$0.70	$0.75	$0.70
Income from discontinued operations	0.90	0.42	0.89
Income per common unit - diluted	$1.60	$1.17	$1.59
Weighted average number of common units outstanding
Basic	133,858	120,623	118,624
Diluted	134,587	121,454	119,372

Net income allocated to general partners	$209,738	$137,436	$183,999
Net income allocated to limited partners	9,203	10,590	27,222

See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	NUMBER OF COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2011	3,928,733	$2,082,186	$67,621	$287,959	$786	$2,438,552
Contributions from partners		55,103	—	—	—	55,103
Distributions to partners		(219,480)	(7,280)	(21,069)	—	(247,829)
Foreign currency translation adjustment		(274)	(6)	—	—	(280)
Net income		183,999	6,153	21,069	(511)	210,710
Redemption of limited partners common units for common shares	(119,987)	2,060	(2,060)	—	—	—
Contributions to partners		—	—	—	3,500	3,500
Balance at December 31, 2011	3,808,746	2,103,594	64,428	287,959	3,775	2,459,756
Contributions from partners		68,767	—	—	—	68,767
Distributions to partners		(223,695)	(7,109)	(9,902)	(179)	(240,885)
Foreign currency translation adjustment		3,329	107	—	—	3,436
Net income		137,436	4,378	6,212	(275)	147,751
Redemption of limited partners common units for common shares	(94,895)	1,581	(1,581)	—	—	—
Redemption of limited partners' preferred units		—	—	(224,694)	—	(224,694)
Excess of preferred unit carrying amount over redemption		—	—	3,689	—	3,689
Balance at December 31, 2012	3,713,851	2,091,012	60,223	63,264	3,321	2,217,820
Contributions from partners		979,444	—	—	—	979,444
Distributions to partners		(253,694)	(6,995)	(2,119)	(352)	(263,160)
Foreign currency translation adjustment		5,296	101	—	—	5,397
Change in net unrealized gain on derivative instruments		1,546	38	—	—	1,584
Net income		209,738	5,848	3,355	653	219,594
Redemption of limited partners common units for common shares	(157,285)	2,502	(2,502)	—	—	—
Redemption of limited partners' preferred units		—	—	(63,264)	—	(63,264)
Excess of preferred unit redemption over carrying amount		—	—	(1,236)	—	(1,236)
Balance at December 31, 2013	3,556,566	$3,035,844	$56,713	$—	$3,622	$3,096,179

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$219,594	$147,751	$210,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,147	167,421	171,714
Amortization of deferred financing costs/noncash portion of interest	4,449	4,682	5,190
Equity in (earnings) loss of unconsolidated joint ventures	(6,067)	681	(3,496)
Distributions from unconsolidated joint ventures	844	624	551
Gain on property dispositions	(107,079)	(15,506)	(65,607)
Noncash compensation	9,976	10,057	10,555
Changes in operating assets and liabilities:
Restricted cash	(18,397)	30,713	(14,114)
Accounts receivable	(4,889)	(799)	(1,320)
Deferred rent receivable	(9,473)	(6,363)	(6,566)
Prepaid expenses and other assets	(22,424)	(10,871)	6,027
Accounts payable	15,703	7,641	(229)
Accrued interest	5,613	(3,983)	(5,674)
Other liabilities	22,968	(14,882)	9,983
Net cash provided by operating activities	315,965	317,166	317,724
INVESTING ACTIVITIES
Investment in properties – acquisitions	(1,429,822)	(211,894)	(233,568)
Investment in properties – other	(74,345)	(49,682)	(75,834)
Investments in and advances to unconsolidated joint ventures	(16,185)	(1,461)	(11,195)
Distributions from unconsolidated joint ventures	13,774	6,009	11,364
Net proceeds from disposition of properties/land	526,949	234,686	390,754
Net proceeds from (advances on) public reimbursement receivable/escrow	9,821	(986)	(10,237)
Investment in development in progress	(123,879)	(199,384)	(48,628)
Investment in land held for development	(67,326)	(67,513)	(52,868)
Investment in deferred leasing costs	(36,901)	(22,444)	(26,011)
Net cash used in investing activities	(1,197,914)	(312,669)	(56,223)
FINANCING ACTIVITIES
Redemption of preferred units	(64,500)	(221,000)	(9,060)
Proceeds from unsecured notes	448,646	700,000	—
Repayments of unsecured notes	—	(230,100)	(246,500)
Proceeds from mortgage loans	10,401	34,599	—
Repayments of mortgage loans	(10,605)	(35,099)	(29,860)
Proceeds from credit facility	611,550	839,250	650,500
Repayments on credit facility	(703,550)	(886,650)	(511,100)
Increase in deferred financing costs	(5,866)	(7,206)	(3,023)
Capital contributions	969,468	58,710	44,552
Distributions to partners	(249,778)	(239,814)	(247,022)
Net cash provided by (used in) financing activities	1,005,766	12,690	(351,513)
Net increase (decrease) in cash and cash equivalents	123,817	17,187	(90,012)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,241	2,965	(193)
Cash and cash equivalents at beginning of year	38,356	18,204	108,409
Cash and cash equivalents at end of year	$163,414	$38,356	$18,204
See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2013
1.     ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at December 31, 2013. The Company owns and operates industrial properties nationally and owns and operates office properties primarily in metro Philadelphia, Washington, D.C. and certain sunbelt cities. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” means the Trust and Operating Partnership collectively.
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
Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation including reclassifying the accompanying consolidated balance sheets for assets held for sale and the consolidated statements of comprehensive income for discontinued operations.
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
No impairment losses on unconsolidated joint ventures were recognized during the years ended December 31, 2011 or 2013.
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
The allowance for doubtful accounts at December 31, 2013 and 2012 was $7.8 million and $7.0 million, respectively. The Company had bad debt expense of $1.8 million and $540,000 for the years ended December 31, 2013 and 2012, respectively, as well as a net recovery of bad debts of $1.9 million for the year ended December 31, 2011.
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
Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The Company determines the fair value of its interest rate swaps by using the standard methodology of netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate swaps are based on expectations of future LIBOR interest rates (forward curves) estimated by observing market LIBOR interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2013 and December 31, 2012. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The only significant unobservable input in the discounted cash flow model is the discount rate.  For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.  For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the unsecured notes used as of December 31, 2013 was 3.90% compared to 2.70% at December 31, 2012. The weighted average discount rate for the mortgage loans used as of December 31, 2013 was 4.00% compared to 4.12% at December 31, 2012. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt.  A decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
The following summarizes the changes in the fair value of the Company's mortgage loans and unsecured notes from December 31, 2012 to December 31, 2013 (in thousands):

	Mortgage Loans			Unsecured Notes
	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value	Carrying Value	Fair Value	Fair Value Above (Below) Carrying Value
As of December 31, 2012	$302,855	$330,109	$27,254	$2,258,751	$2,511,515	$252,764

Payoffs and amortization	(10,605)	(10,605)		—	—
Accretion of discount	—	—		816	—	(816)
Issuances/assumptions	253,056	253,056		448,646	448,646	—
Changes in fair value assumptions		1,384	1,384		(195,330)	(195,330)

As of December 31, 2013	$545,306	$573,944	$28,638	$2,708,213	$2,764,831	$56,618
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2013 and December 31, 2012. Although as of the date of this report, management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.
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
There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company's policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There were no interest or penalties deducted in any of the years ended December 31, 2013, 2012 and 2011 and no interest and penalties accrued at December 31, 2013 or December 31, 2012.

Certain of the Company's taxable REIT subsidiaries had net operating loss carryforwards available of approximately $27.4 million as of December 31, 2013. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2007.
The Federal tax cost basis of the wholly owned real estate was $7.4 billion and $6.1 billion at December 31, 2013 and 2012, respectively.
Share Based Compensation
Share based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees' requisite service period.
Derivative Financial Instruments
We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and certain bank mortgage loans bear interest at variable rates. Our long-term debt typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under interest rate hedge contracts.
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (for the Trust) and general partner's equity and limited partners' equity - common units (for the Operating Partnership) and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings.
Foreign Currency
The functional currency of the Company's United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. For the Trust, gains and losses resulting from this translation are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity and a proportionate amount of gain or loss is allocated to noncontrolling interest - operating partnership - common units. For the Operating Partnership, gains and losses resulting from this translation are included in general partner's equity and limited partners' equity - common units. Upon sale or upon complete or substantially complete liquidation of the Company's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income (loss) and noncontrolling interest - operating partnership - common units (for the Trust) and in general partner's equity and limited partners' equity - common units (for the Operating Partnership).

3.     INCOME PER COMMON SHARE OF THE TRUST

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	2013			2012
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$91,274	130,180	$0.70	$88,008	116,863	$0.75
Dilutive shares for long-term compensation plans	—	729		—	831
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	91,274	130,909	$0.70	88,008	117,694	$0.75
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	118,464	130,180	$0.91	49,428	116,863	$0.43
Dilutive shares for long-term compensation plans	—	729		—	831
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	118,464	130,909	$0.90	49,428	117,694	$0.42
Basic income per common share
Net income available to common shareholders	209,738	130,180	$1.61	137,436	116,863	$1.18
Dilutive shares for long-term compensation plans	—	729		—	831
Diluted income per common share
Net income available to common shareholders	$209,738	130,909	$1.60	$137,436	117,694	$1.17

	2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$81,392	114,755	$0.71
Dilutive shares for long-term compensation plans	—	748
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	81,392	115,503	$0.70
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	102,607	114,755	$0.89
Dilutive shares for long-term compensation plans	—	748
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	102,607	115,503	$0.89
Basic income per common share
Net income available to common shareholders	183,999	114,755	$1.60
Dilutive shares for long-term compensation plans	—	748
Diluted income per common share
Net income available to common shareholders	$183,999	115,503	$1.59

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share as the exercise price was higher than the average share price of the Company in 2013, 2012 and 2011 were 959,000, 905,000 and 1,685,000, respectively.
During the years ended December 31, 2013, 2012 and 2011, 504,000, 841,000 and 256,000 common shares, respectively, were issued upon the exercise of options.
During the years ended December 31, 2013, 2012 and 2011, individuals acquired 157,285, 94,895 and 119,987 common shares, respectively, in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2013, 2012 and 2011, distributions per common share were $1.90 for each period.

4.    INCOME PER COMMON UNIT OF THE OPERATING PARTNERSHIP

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	2013			2012
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$97,102			$97,022
Less: Preferred unit distributions	(2,119)			(9,902)
Excess of preferred unit (redemption over carrying amount) carrying amount over redemption	(1,236)			3,689
Basic income from continuing operations
Income from continuing operations available to common unitholders	93,747	133,858	$0.70	90,809	120,623	$0.75
Dilutive units for long-term compensation plans	—	729		—	831
Diluted income from continuing operations
Income from continuing operations available to common unitholders	93,747	134,587	$0.70	90,809	121,454	$0.75
Basic income from discontinued operations
Discontinued operations	121,839	133,858	$0.91	51,004	120,623	$0.43
Dilutive units for long-term compensation plans	—	729		—	831
Diluted income from discontinued operations
Discontinued operations	121,839	134,587	$0.90	51,004	121,454	$0.42
Basic income per common unit
Income available to common unitholders	215,586	133,858	$1.61	141,813	120,623	$1.18
Dilutive units for long-term compensation plans	—	729		—	831
Diluted income per common unit
Income available to common unitholders	$215,586	134,587	$1.60	$141,813	121,454	$1.17

	2011
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$105,156
Less: Preferred unit distributions	(21,069)
Basic income from continuing operations
Income from continuing operations available to common unitholders	84,087	118,624	$0.71
Dilutive units for long-term compensation plans	—	748
Diluted income from continuing operations
Income from continuing operations available to common unitholders	84,087	119,372	$0.70
Basic income from discontinued operations
Discontinued operations	106,065	118,624	$0.89
Dilutive units for long-term compensation plans	—	748
Diluted income from discontinued operations
Discontinued operations	106,065	119,372	$0.89
Basic income per common unit
Income available to common unitholders	190,152	118,624	$1.60
Dilutive units for long-term compensation plans	—	748
Diluted income per common unit
Income available to common unitholders	$190,152	119,372	$1.59

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit as the exercise price was higher than the average unit price of the Company in 2013, 2012 and 2011 were 959,000, 905,000 and 1,685,000, respectively.
During the years ended December 31, 2013, 2012 and 2011, 504,000, 841,000 and 256,000 common units, respectively, were issued upon the exercise of options.
During the years ended December 31, 2013, 2012 and 2011, individuals acquired 157,285, 94,895 and 119,987 common shares of the Trust in exchange for the same number of common units of the Operating Partnership. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2013, 2012 and 2011, distributions per common unit were $1.90 for each period.

5.     ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of Accumulated Other Comprehensive Income (in thousands):

	December 31,
	2013	2012
Foreign Currency Translation:
Beginning balance	$3,195	$(241)
Translation adjustment	5,397	3,436
Ending balance	8,592	3,195

Net unrealized gain on derivative instruments:
Beginning balance	—	—
Unrealized gains	1,584	—
Ending balance	1,584	—
Total accumulated other comprehensive income	10,176	3,195
Less: portion included in noncontrolling interest – operating partnership	(434)	(295)
Total accumulated other comprehensive income included in shareholders' equity	$9,742	$2,900

6.     REAL ESTATE
The Company owns and operates industrial and office properties. The carrying value of these properties by type as of December 31, 2013 and 2012 is as follows (in thousands):

	Land	Building
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2013
Industrial properties	$708,484	$3,238,875	$3,947,359	$514,109
Office properties	430,971	1,905,883	2,336,854	543,571

2013 Total	$1,139,455	$5,144,758	$6,284,213	$1,057,680

2012
Industrial properties	$442,814	$2,064,928	$2,507,742	$496,208
Office properties	403,144	1,980,457	2,383,601	576,651

2012 Total	$845,958	$4,045,385	$4,891,343	$1,072,859
Depreciation expense was $162.5 million, $140.6 million and $144.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Information on the operating properties the Company sold during the years ended December 31, 2013 and 2012 is as follows:
2013 Sales

		Number of	Leaseable
	Reportable Segment	Buildings	Square Feet	Gross Proceeds
				(in thousands)
Industrial -	Lehigh/Central PA	1	101,750	$8,650
	Carolinas	1	59,200	2,000
	Other	2	80,635	4,422
Industrial/Office -	Minnesota	12	915,693	71,493
	Richmond/Hampton Roads	1	86,170	10,978
	Other	34	2,226,500	187,853
Office -	Philadelphia	2	656,350	103,650
	Southeastern PA	5	996,874	102,734
	Total	58	5,123,172	$491,780
2012 Sales

		Number of	Leaseable
	Reportable Segment	Buildings	Square Feet	Gross Proceeds
				(in thousands)
Industrial -	Lehigh/Central PA	1	45,000	$2,025
	Chicago/Milwaukee	20	996,115	69,861
	Carolinas	13	704,120	55,228
	Other	8	632,758	49,386
Industrial/Office -	South Florida	1	47,442	4,143
	Richmond/Hampton Roads	3	289,278	22,131
	Other	1	15,000	2,386
Office -	Southeastern PA	3	308,344	23,300
	Total	50	3,038,057	$228,460

7.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
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
Liberty Venture I, LP
As of December 31, 2013, the Company had a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company's Industrial-Other reportable segment.
As of December 31, 2013, the joint venture owned 23 industrial properties totaling 3.1 million square feet and 43 acres of developable land. The joint venture also had one property under development, which is expected to comprise, upon completion, 203,000 square feet and is expected to represent a Total Investment of $11.8 million.
The Company recognized $578,000, $619,000 and $614,000 in fees for services during the years ended December 31, 2013, 2012 and 2011, respectively.

Kings Hill Unit Trust
As of December 31, 2013, the Company had a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2013, the joint venture owned three industrial properties and 11 office properties totaling 490,000 square feet.
The Company had notes receivable from Kings Hill Unit Trust for an aggregate of $18.6 million and $14.4 million as of December 31, 2013 and 2012, respectively. The notes receivable bear interest at rates of 2% to 10% and are due in February 2016. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $133,000 and $109,000 as of December 31, 2013 and 2012, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.
The Company had prepaid rent with Kings Hill Unit Trust for $47,000 and $46,000 as of December 31, 2013 and 2012, respectively. This related party asset is reflected in the prepaid expenses and other assets in the Company's consolidated balance sheets.
Income from fees and interest was $237,000, $333,000 and $427,000 during the years ended December 31, 2013, 2012 and 2011, respectively.
Liberty Illinois, LP
As of December 31, 2013, the Company had a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company's Chicago/Milwaukee reportable segment.
As of December 31, 2013, the joint venture owned 15 industrial properties totaling 5.1 million square feet and 335 acres of developable land.
The Company recognized $952,000, $655,000 and $635,000 in fees for services during the years ended December 31, 2013, 2012 and 2011, respectively.
Blythe Valley JV Sarl
As of December 31, 2012, the Company had a 20% interest in Blythe Valley JV Sarl, an entity engaged in the ownership of office properties in the West Midlands, United Kingdom. This joint venture was part of the Company's United Kingdom reportable segment.
In October 2012, the joint venture defaulted on its mortgage loan. The mortgage loan was secured by all of the operating properties and land of the joint venture. In February 2013, the lender appointed a receiver, effectively taking control of the assets securing its loan. The Company no longer holds an interest in this joint venture.

During the year ended December 31, 2012, the joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.6 million and is reflected in equity in earnings (loss) of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income.
The Company had a receivable from Blythe Valley JV Sarl for $127,000 as of December 31, 2012. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets. This receivable was collected during the year ended December 31, 2013.
The Company recognized $33,000, $355,000 and $335,000 in fees for services during the years ended December 31, 2013, 2012 and 2011, respectively.
Liberty Washington, LP
As of December 31, 2013, the Company had a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Northern Virginia and Washington, D.C. This joint venture's properties are part of the Company's Industrial/Office-Other and the Washington, D.C. reportable segment.

As of December 31, 2013, the joint venture owned 21 office properties totaling 2.4 million square feet and six acres of developable land.
The Company had a receivable from Liberty Washington, LP for $523,000 and $1.2 million as of December 31, 2013 and 2012, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $4.9 million, $4.5 million and $4.0 million in fees for services during the years ended December 31, 2013, 2012 and 2011, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
As of December 31, 2013, the Company had a 20% interest in Liberty/Commerz 1701 JFK Boulevard, LP ("Liberty/Commerz"), an entity engaged in the ownership of a 1.25 million square foot office tower in Philadelphia, Pennsylvania. This joint venture is part of the Company's Philadelphia reportable segment.
The Company had a payable to this joint venture for $59,000 as of December 31, 2013 and a receivable from this joint venture for $266,000 as of December 31, 2012. This related party payable and receivable are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from this joint venture for $323,000 and $175,000 as of December 31, 2013 and 2012, respectively. This related party receivable is reflected in prepaid expenses and other assets in the Company's consolidated balance sheets. Additionally, the Company had a receivable from this joint venture for $469,000 and $204,000 as of December 31, 2013 and 2012, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.
The Company recognized $2.2 million, $2.2 million and $2.1 million in fees for services during the years ended December 31, 2013, 2012 and 2011 respectively.
Other Joint Ventures
As of December 31, 2013, the Company had a 50% ownership interest in four additional unconsolidated joint ventures. One of these joint ventures has four operating properties and an investment in land held for development and is part of the Company's Industrial/Office Other reportable segment. One of these joint ventures has one operating property and an investment in land held for development and is part of the Company's United Kingdom reportable segment. One of these joint ventures owns one acre of developable land and is part of the Company's Philadelphia reportable segment. The final joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company's United Kingdom reportable segment. As of December 31, 2013 and 2012, the Company had a $3.0 million note payable due to this joint venture. The note payable is interest free and is due upon written notice from the joint venture. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company's share of each of the joint venture's earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
Summary Financial Data
The condensed balance sheets as of December 31, 2013 and 2012 and condensed statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl (no remaining interest as of December 31, 2013), Liberty Washington, LP, Liberty/Commerz and the other unconsolidated joint ventures for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

Condensed Balance Sheets:

	December 31, 2013
	Liberty	Kings Hill	Liberty	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Commerz	Other	Total
Real estate assets	$129,354	$182,220	$261,375	$887,452	$494,150	$70,274	$2,024,825
Accumulated depreciation	(32,617)	(25,006)	(43,304)	(131,064)	(83,461)	(8,456)	(323,908)
Real estate assets, net	96,737	157,214	218,071	756,388	410,689	61,818	1,700,917
Development in progress	2,226	—	—	—	—	—	2,226
Land held for development	2,842	—	42,770	2,000	—	47,549	95,161
Other assets	11,531	20,173	20,346	58,701	50,680	15,911	177,342
Total assets	$113,336	$177,387	$281,187	$817,089	$461,369	$125,278	$1,975,646

Debt	$72,121	$97,091	$140,400	$319,856	$321,401	$43,151	$994,020
Other liabilities	4,032	100,112	7,936	15,012	9,544	9,846	146,482
Equity	37,183	(19,816)	132,851	482,221	130,424	72,281	835,144
Total liabilities and equity	$113,336	$177,387	$281,187	$817,089	$461,369	$125,278	$1,975,646

Company's net investment in
unconsolidated joint ventures (1)	$8,551	$12,772	$21,688	$72,981	$24,740	$38,923	$179,655

	December 31, 2012
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Real estate assets	$129,296	$193,628	$259,786	$124,204	$929,790	$494,045	$69,680	$2,200,429
Accumulated depreciation	(28,849)	(22,666)	(36,978)	(23,764)	(116,072)	(69,572)	(6,853)	(304,754)
Real estate assets, net	100,447	170,962	222,808	100,440	813,718	424,473	62,827	1,895,675
Land held for development	2,760	—	42,734	38,683	2,000	—	23,193	109,370
Other assets	9,845	13,736	14,974	10,934	62,647	50,638	14,294	177,068
Total assets	$113,052	$184,698	$280,516	$150,057	$878,365	$475,111	$100,314	$2,182,113

Debt	$73,426	$117,308	$140,400	$192,803	$341,804	$324,000	$43,946	$1,233,687
Other liabilities	3,754	77,832	7,675	80,326	21,989	9,257	6,173	207,006
Equity	35,872	(10,442)	132,441	(123,072)	514,572	141,854	50,195	741,420
Total liabilities and equity	$113,052	$184,698	$280,516	$150,057	$878,365	$475,111	$100,314	$2,182,113

Company's net investment in
unconsolidated joint ventures (1)	$8,205	$10,341	$21,331	$—	$76,965	$27,305	$24,874	$169,021

(1)
Differences between the Company's net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture are primarily a result of impairments related to the Company's investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. These adjustments have resulted in an aggregate difference reducing the Company's investments in unconsolidated joint ventures by $41.7 million and $28.5 million as of December 31, 2013 and 2012, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

Condensed Statements of Operations (2):

	Year Ended December 31, 2013
	Liberty	Kings Hill	Liberty	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Commerz	Other	Total
Total revenue	$16,238	$12,701	$24,455	$75,821	$62,411	$8,415	$200,041
Operating expense	5,248	4,187	8,353	27,549	23,074	2,636	71,047
	10,990	8,514	16,102	48,272	39,337	5,779	128,994

Interest	(5,318)	(5,133)	(8,348)	(18,946)	(20,391)	(2,933)	(61,069)
Depreciation and amortization	(4,414)	(3,829)	(7,382)	(28,392)	(14,734)	(1,870)	(60,621)
Other income/(expense)	53	71	38	122	(233)	(37)	14
Income (loss) from discontinued operations	—	(5,647)	—	(8,731)	—	—	(14,378)
Net income (loss)	$1,311	$(6,024)	$410	$(7,675)	$3,979	$939	$(7,060)

Company's equity in earnings (loss)
of unconsolidated joint ventures	$530	$(908)	$618	$3,748	$1,406	$673	$6,067

	Year Ended December 31, 2012
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$15,328	$15,642	$22,156	$14,278	$81,128	$62,484	$7,481	$218,497
Operating expense	5,277	4,237	8,093	3,921	27,901	22,935	2,392	74,756
	10,051	11,405	14,063	10,357	53,227	39,549	5,089	143,741

Interest	(5,402)	(6,520)	(8,348)	(12,130)	(21,260)	(20,501)	(2,989)	(77,150)
Depreciation and amortization	(3,930)	(3,731)	(7,395)	(4,148)	(28,749)	(15,411)	(1,885)	(65,249)
Other income/(expense)	40	(160)	31	211	149	(80)	21	212
Impairment	—	—	—	(77,026)	—	—	—	(77,026)
Net income (loss)	$759	$994	$(1,649)	$(82,736)	$3,367	$3,557	$236	$(75,472)

Company's equity in earnings (loss) of
unconsolidated joint ventures	$306	$352	$106	$(5,610)	$3,243	$1,304	$(382)	$(681)

	Year Ended December 31, 2011
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$17,008	$16,389	$20,245	$13,950	$76,811	$62,225	$7,212	$213,840
Operating expense	5,912	3,372	8,055	3,942	27,074	20,575	1,869	70,799
	11,096	13,017	12,190	10,008	49,737	41,650	5,343	143,041

Interest	(5,472)	(5,979)	(8,348)	(14,991)	(22,998)	(20,445)	(3,169)	(81,402)
Depreciation and amortization	(4,088)	(4,219)	(7,342)	(4,951)	(28,618)	(15,494)	(1,793)	(66,505)
Other income/(expense)	985	(511)	(56)	(191)	125	(2,046)	(509)	(2,203)
Gain (loss) on sale	1,515	—	—	(1,605)	—	—	1,253	1,163
Net income (loss)	$4,036	$2,308	$(3,556)	$(11,730)	$(1,754)	$3,665	$1,125	$(5,906)

Company's equity in earnings (loss)
of unconsolidated joint ventures	$1,212	$637	$(394)	$(1,898)	$1,889	$1,314	$736	$3,496

(2) The years ended December 31, 2012 and 2011 have not been restated for discontinued operations.

8.     DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs were comprised of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred financing costs	$36,882	$32,023
Deferred leasing costs	193,015	188,181
Intangible - market rent	19,411	6,935
Intangible - origination value	118,077	25,577
	367,385	252,716
Accumulated amortization:
Deferred financing costs	(17,536)	(14,465)
Deferred leasing costs	(92,462)	(92,580)
Intangible - market rent	(4,185)	(2,569)
Intangible - origination value	(26,595)	(13,773)
	(140,778)	(123,387)
Deferred financing and leasing costs, net	$226,607	$129,329

Amortization of deferred financing costs was $4.1 million, $4.9 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of deferred leasing costs and intangible - origination value was $39.2 million, $24.0 million and $24.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the remaining weighted-average amortization period was 3.7 years for intangible - market rent and 4.5 years for intangible - origination value.
The table above includes intangible - market rent assets. There were also $9.1 million and $5.4 million of unamortized market rent - intangible liabilities as of December 31, 2013 and 2012, respectively. Amortization of the aggregate asset and liability for intangible - market rent was expense of $290,000 for the year ended December 31, 2013, and was income of $491,000 and $536,000 for the years ended December 31, 2012 and 2011, respectively. These amounts were included as a decrease or increase in rental revenue in the accompanying consolidated statements of comprehensive income as appropriate.
The aggregate amortization of intangible - market rent is a decrease (increase) in rental revenue over the next five years and thereafter as follows (in thousands):

2014	$2,628
2015	2,039
2016	1,542
2017	579
2018	176
Thereafter	(864)
Total	$6,100
The aggregate amortization expense for intangible - origination value for the next five years and thereafter is as follows (in thousands):

2014	$29,808
2015	21,720
2016	16,193
2017	10,180
2018	5,782
Thereafter	7,799
Total	$91,482

9.     INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under a credit facility. The weighted average interest rates for the years ended December 31, 2013, 2012 and 2011 were 5.1%, 5.3% and 5.8%, respectively. Interest costs during the years ended December 31, 2013, 2012 and 2011 in the amount of $9.6 million, $9.9 million and $3.0 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2013, 2012 and 2011 was $143.2 million, $132.2 million and $134.3 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading "Credit Facility." As of December 31, 2013, the Company was in compliance with all financial covenants.
The scheduled principal amortization and maturities of the Company's mortgage loans, unsecured notes outstanding and the Credit Facility (as defined below) and the related weighted average interest rates at December 31, 2013 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate

2014	$11,088	$2,696	$199,953	$—	$213,737	5.63%
2015	12,138	44,469	315,869	—	372,476	5.16%
2016	11,720	182,318	299,362	—	493,400	6.08%
2017	10,916	2,349	295,861	—	309,126	6.57%
2018	8,730	27,051	99,968	—	135,749	6.80%
2019	8,680	50,043	—	—	58,723	3.99%
2020	4,280	67,361	349,441	—	421,082	4.83%
2021	2,716	65,008	—	—	67,724	4.06%
2022	2,172	—	399,342	—	401,514	4.14%
2023 and thereafter	29,625	1,946	748,417	—	779,988	4.03%
	$102,065	$443,241	$2,708,213	$—	$3,253,519	5.05%
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2014 to 2033 are collateralized by and in some instances cross-collateralized by properties with a net book value of $997.3 million as of December 31, 2013.
The interest rates on $3,237.5 million of mortgage loans (including $105.2 million fixed via a swap arrangement - see Footnote 21 - Derivative Instruments) and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.9 years.
Credit Facility

The Company has maintained an unsecured credit facility throughout 2011, 2012 and 2013. During that period the Company has replaced, restated and amended its credit facility. This activity has resulted in changes to due dates, borrowing costs and covenant calculations. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company's ratings as of December 31, 2013, borrowings under the Credit Facility would bear interest at LIBOR plus 107.5 basis points. The Credit Facility expires in November 2015 and has a one-year extension option at the Company's option, subject to the payment of a stated fee. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. There were no borrowings outstanding under the Credit Facility at December 31, 2013. There is also a 20 basis point annual facility fee on the current borrowing capacity. The Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
Activity

In September 2013, the Company issued $450.0 million of 4.40% senior unsecured notes due 2024. The net proceeds from the offering were used to fund a portion of the cash consideration payable for the Cabot Acquisition (see Note 20).

In October 2013, as part of the Cabot Acquisition, the Company assumed $229.8 million in mortgages bearing interest at a weighted average rate of 5.85% with maturity dates from 2018 to 2021.

In February 2012, the Company closed on a mortgage with $45.0 million of available funds bearing interest at 4.84% and maturing in 2033. As of December 31, 2013, there was $44.5 million outstanding on this loan. The net proceeds from this mortgage were used for construction costs on a property under development that was placed in service during the year ended December 31, 2013.

In June 2012, the Company issued $400.0 million of 4.125% senior unsecured notes due 2022. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

In August 2012, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $230.1 million of 10-year, 6.375% senior unsecured notes due August 2012.

In December 2012, the Company issued $300.0 million of 3.375% senior unsecured notes due 2023. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

During the year ended December 31, 2011, the Company used proceeds from its Credit Facility together with available cash on hand to repay $246.5 million principal value of 7.25% senior notes.
10.     LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$555,691
2015	498,377
2016	417,793
2017	328,969
2018	255,675
Thereafter	819,870
TOTAL	$2,876,375
In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of comprehensive income.
11.     NONCONTROLLING INTEREST - OPERATING PARTNERSHIP / LIMITED PARTNERS' EQUITY - PREFERRED UNITS
As of December 31, 2013, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Preferred distributions related to the Series I units were $471,000 for each of the years ended December 31, 2013 and 2012 and $57,000 for the year ended December 31, 2011.

12.     SHAREHOLDERS' EQUITY - TRUST
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $247.4 million, $229.7 million and $226.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. On a per share basis, the Company paid common share and common unit distributions of $1.90 during each of the years ended December 31, 2013, 2012 and 2011.
The following unaudited table summarizes the taxability of common share distributions (taxability for 2013 is estimated):

	2013	2012	2011

Ordinary dividend	$1.4312	$1.5036	$1.4300
Qualified dividend	—	—	—
Capital gain - 15%	—	—	0.1708
Capital gain - 20%	0.0016	—	—
IRC Sec 1250 unrecapture gain - 25%	0.4672	0.0164	0.2992
Return of capital	—	0.3800	—

Total	$1.9000	$1.9000	$1.9000
The Company's tax return for the year ended December 31, 2013 has not been filed. The taxability information presented for the 2013 distributions is based upon the best available data. The Company's prior federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Common Shares Held in Treasury
The Company has a share repurchase plan under which the Company may purchase up to $100 million of the Company's common shares and preferred shares (as defined below).
The Company purchased no common shares under the share repurchase plan during 2013, 2012 or 2011.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2013 have the same economic characteristics as common shares of the Trust. The 3,556,566 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,556,566 outstanding common units based on the closing price of the common shares of the Company at December 31, 2013 was $120.5 million.
No common units were issued in connection with acquisitions during 2013, 2012 or 2011.
Preferred units
The Operating Partnership had no outstanding cumulative redeemable preferred units of the Operating Partnership as of December 31, 2013. During the year ended December 31, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions and repurchases, the Company wrote off $1.2 million in origination costs. This amount was included in noncontrolling interest - operating partnership in the Trust's consolidated statements of comprehensive income.

During the year ended December 31, 2012, the Company redeemed $32.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units for $26.0 million. Also, the Company redeemed $95.0 million of outstanding 7.45% Series B Cumulative Redeemable Preferred Units and $100.0 million of outstanding 7.40% Series H Cumulative Redeemable Preferred Units at par. In connection with these redemptions, during the year ended December 31, 2012, the Company recognized a $3.7 million net gain relating to the excess of preferred unit carrying amount over redemption price net of certain costs. This amount was included in noncontrolling interest - operating partnership in the Trust's consolidated statements of comprehensive income.
The Company paid the following Equity Preferred Unit distributions for the years ended December 31:

	2013	2012	2011
Distributions (in millions)	$1.6	$9.9	$21.0
Distribution per unit:
Series B	—	$0.45	$1.86
Series E	$1.21	$3.50	$3.50
Series F	$1.32	$1.43	$3.33
Series G	$1.33	$3.35	$3.35
Series H	—	$0.77	$1.85
As of December 31, 2013, the Company had 16,013,000 authorized but unissued preferred shares.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2013, 2012, and 2011, 1,248,842, 1,037,712, and 1,181,776 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity. During the year ended December 31, 2013, the Company sold 1.9 million common shares through this program. The aggregate proceeds from the offering of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes. The Company did not sell any common shares pursuant to a continuous offering program during 2012 or 2011.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.

13.     OWNERS' EQUITY - OPERATING PARTNERSHIP

Common Units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of December 31, 2013 have the same economic characteristics as common shares of the Trust. The 3,556,566 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,556,566 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,556,566 outstanding common units at December 31, 2013 based on the closing price of the common shares of the Company at December 31, 2013 was $120.5 million.

Preferred Units
The Operating Partnership had no outstanding cumulative redeemable preferred units of the Operating Partnership as of December 31, 2013. During the year ended December 31, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions and repurchases, the Company wrote off $1.2 million in origination costs.

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
The Operating Partnership paid the following Equity Preferred Unit distributions for the years ended December 31:

	2013	2012	2011
Distributions (in millions)	$1.6	$9.9	$21.0
Distribution per unit:
Series B	—	$0.45	$1.86
Series E	$1.21	$3.50	$3.50
Series F	$1.32	$1.43	$3.33
Series G	$1.33	$3.35	$3.35
Series H	—	$0.77	$1.85
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity. During year ended December 31, 2013, the Company sold 1.9 million common shares through this program. The aggregate proceeds from the offering of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes. The Company did not sell any common shares pursuant to a continuous offering program during 2012 or 2011.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.
14.     EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to 3% of the employees' salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $923,000, $865,000 and $768,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
15.     SHARE BASED COMPENSATION
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
Options
All options granted have a 10-year term and most options vest and are expensed over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the years ended December 31, 2013, 2012 and 2011 was $1.6 million, $1.7 million and $1.7 million, respectively.

The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.1%	1.1%	2.1%
Dividend yield	5.4%	5.7%	6.1%
Historical volatility factor	0.356	0.377	0.366
Weighted-average expected life	6 years	5 years	5 years
The historical volatility factor is based on the Company's historical share prices. The weighted-average expected life is based on the contractual term of the options as well as the historical periods held before exercise.
A summary of the Company's share option activity and related information for the year ended December 31, 2013 follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding January 1, 2013	2,662	$35.50
Granted	228	38.78
Exercised	(505)	30.22
Forfeited	(30)	39.66
Outstanding December 31, 2013	2,355	$36.90
Exercisable at December 31, 2013	1,795	$37.14
The weighted average fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $7.18, $6.55 and $6.17, respectively. Exercise prices for options outstanding as of December 31, 2013 ranged from $20.32 to $49.74. The weighted average remaining contractual life of the options outstanding and exercisable at December 31, 2013 was 5.0 years and 3.9 years, respectively.
During the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $4.9 million, $5.9 million and $900,000, respectively. As of December 31, 2013, 920,000 of the options outstanding and exercisable had an exercise price higher than the closing price of the Company's common shares and are considered to have no intrinsic value at that date. As of December 31, 2013, 870,000 options outstanding and exercisable had an exercise price lower than the closing price of the Company's common shares. The aggregate intrinsic value of these options was $2.9 million at that date. The total cash received from the exercise of options for the years ended December 31, 2013, 2012 and 2011 was $15.2 million, $22.9 million and $7.6 million, respectively. The Company has historically issued new shares to satisfy share option exercises.
As of December 31, 2013, there was $458,000 of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.7 years.
Long Term Incentive Shares ("LTI")
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
During 2013, 2012 and 2011, the Company granted restricted stock units to the executive officers pursuant to the 2008 Plan. For the chief executive officer's award, a portion of the restricted stock units will vest up to 272% at the end of a three-year period for the 2013 and 2012 awards and will vest up to 200% at the end of a 3-year period for the 2011 award. For the other executives, a portion of the restricted stock units will vest up to 200% at the end of a 3-year period for the 2013, 2012 and 2011 awards. A portion ("First Portion") of the award vests based on whether the Company's total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 150% and 159% of the market value of a common share as of the grant date ("Market Value") for the chief executive officer and 121% and 127% of the Market Value for the other executives for the 2013 and 2012 grants, respectively. For the 2011 grant, this calculation was the same for all executives and was 146% of the Market Value. The First Portion is amortized over the respective 3-year period subject to certain accelerated vesting due to the age and years of service of certain executive officers. Another portion ("Second Portion") of the award vests based on the Company's Funds from operations. Targets are established for each of the 3 years in the relevant award period. Depending on how each year's performance compares to the projected performance for that year, the restricted stock units are deemed earned and will vest at the end of the award period.

The fair value of the Second Portion is based on the market value of a common share as of the grant date and is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that is anticipated to occur at those dates also subject to certain accelerated vesting provisions as described above.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2013, 2012 and 2011 were $9.1 million, $8.7 million and $8.2 million, respectively.
The Company's restricted LTI share activity for the year ended December 31, 2013 is as follows:

	Shares (000s)	Weighted Avg. Grant Date Fair value
Nonvested at January 1, 2013	849	$32.94
Granted	251	39.42
Vested	(310)	31.98
Forfeited	(4)	34.69
Nonvested at December 31, 2013	786	$35.37
The weighted average fair value of restricted shares granted during the years ended December 31, 2013, 2012 and 2011 was $39.42, $34.61 and $33.62 per share, respectively. As of December 31, 2013, there was $13.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of restricted shares vested during the years ended December 31, 2013, 2012 and 2011 was $9.9 million, $8.7 million and $6.2 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash ("Bonus Shares"). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2013, 2012 and 2011 were 79,271, 80,573 and 85,471, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $2.9 million and $2.8 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of cash contributions to an investment account depending on Company performance. Compensation cost related to the profit sharing plan for the years ended December 31, 2013, 2012 and 2011 was $698,000, $564,000 and $868,000 respectively.
An additional 6,637,761, 7,156,179 and 7,899,926 common shares were reserved for issuance for future grants under the Plan and the 2008 Plan at December 31, 2013, 2012 and 2011, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan ("ESPP"). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee's salary, at a 15% discount to fair market value. There were 16,793, 18,611 and 18,818 shares issued, in accordance with the ESPP, during the years ended December 31, 2013, 2012 and 2011, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2013, 2012 and 2011 was $71,000, $99,000 and $67,000, respectively.
16.     COMMITMENTS AND CONTINGENCIES
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

Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2013, were as follows (in thousands):

Year	Amount
2014	$203
2015	203
2016	203
2017	203
2018	203
2019 though 2034	2,981
Total	$3,996

Operating ground lease expense incurred by the Company during the years December 31, 2013, 2012 and 2011 totaled $210,000, $162,000 and $219,000, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of December 31, 2013 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of December 31, 2013, the Company had letter of credit obligations of $4.3 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of December 31, 2013, the Company had 16 buildings under development. These buildings are expected to contain a total of 5.0 million square feet of leaseable space and represent an anticipated aggregate investment of $380.8 million. At December 31, 2013, Development in Progress totaled $209.2 million. In addition, as of December 31, 2013, the Company had invested $11.1 million in deferred leasing costs related to these development buildings. Also, the Company had a signed commitment for an inventory development not yet commenced for an anticipated investment of $13.1 million.
As of December 31, 2013, the Company was committed to $16.2 million in improvements on certain land parcels.
As of December 31, 2013, the Company was obligated to pay tenants for allowances for tenant improvements not yet completed for a maximum of $38.1 million.
As of December 31, 2013, the Company was committed to $52.8 million in future land purchases.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

17.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2013 and 2012 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2013	2013	2013	2013	2012	2012	2012	2012

Operating revenue	$192,427	$155,349	$151,026	$147,128	$144,431	$140,515	$137,987	$137,346
Income from continuing operations	19,911	23,406	29,611	24,827	23,776	22,358	24,725	25,888
Discontinued operations	51,832	6,544	13,633	49,830	16,795	7,539	12,956	13,714
Net income	71,743	29,950	43,244	74,657	40,571	29,897	37,681	39,602
Income per common share - basic (1)	0.48	0.21	0.33	0.60	0.33	0.24	0.29	0.32
Income per common share - diluted (1)	0.48	0.21	0.33	0.60	0.32	0.24	0.29	0.32

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

18.     SEGMENT INFORMATION
The Company operates its portfolio of industrial and office properties throughout the United States and the United Kingdom. During the year ended December 31, 2013, the Company realigned its reportable segments as follows.
Industrial:

•	Lehigh/Central PA;

•	Chicago/Milwaukee;

•	Houston;

•	Carolinas;

•	Other.
The Industrial-Other category includes: Orlando; New Jersey; Maryland; Cincinnati, Columbus and Indianapolis; Dallas; Atlanta; Southern California.
Industrial/Office:

•	Minnesota;

•	South Florida;

•	Richmond/Hampton Roads;

•	Arizona;

•	United Kingdom;

•	Other.
The Industrial/Office Other category includes: Jacksonville; Tampa; Seattle/Puget Sound, Boston, Delaware and Memphis; Northern Virginia.
Office:

•	Philadelphia;

•	Southeastern PA;

•	Washington D.C.
Comparative prior periods have been restated to reflect current segment disclosures.

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

The operating information by reportable segment is as follows (in thousands):

		Year ended
		December 31,
		2013	2012	2011
Operating revenue
Industrial -	Lehigh/Central PA	$101,101	$96,804	$99,311
	Chicago/Milwaukee	18,083	9,780	21,973
	Houston	37,773	30,172	27,325
	Carolinas	30,243	28,667	32,470
	Other	104,387	93,667	101,004
Industrial/Office -	Minnesota	62,415	57,331	55,886
	South Florida	38,464	35,628	36,792
	Richmond/Hampton Roads	40,247	41,395	49,714
	Arizona	26,559	23,033	21,083
	United Kingdom	7,669	4,690	4,408
	Other	81,487	73,126	72,608
Office -	Philadelphia	31,690	28,153	28,129
	Southeastern PA	165,248	169,645	174,063
	Washington D.C.	13,599	5,207	448
Segment-level operating revenue		758,965	697,298	725,214

Reconciliation to total operating revenues
	Discontinued operations	(113,586)	(137,476)	(191,723)
	Other	551	457	208
Total operating revenue		$645,930	$560,279	$533,699

Net operating income
Industrial -	Lehigh/Central PA	$68,504	$65,566	$64,786
	Chicago/Milwaukee	11,726	5,329	10,581
	Houston	22,632	17,862	16,379
	Carolinas	20,434	18,733	19,471
	Other	60,531	51,863	54,802
Industrial/Office -	Minnesota	30,016	26,348	27,701
	South Florida	20,943	18,921	19,431
	Richmond/Hampton Roads	24,063	24,762	29,324
	Arizona	17,189	14,228	13,453
	United Kingdom	1,924	(257)	(178)
	Other	50,456	43,711	44,692
Office -	Philadelphia	23,587	20,527	20,504
	Southeastern PA	91,193	98,729	101,982
	Washington D.C.	6,807	2,908	(1,134)
Segment-level net operating income		450,005	409,230	421,794

Reconciliation to income from continuing operations
	Interest expense (1)	(143,018)	(123,146)	(131,046)
	Depreciation/amortization expense (2)	(138,343)	(104,643)	(106,487)
	Gain on property dispositions	8,676	3,080	5,025
	Equity in earnings (loss) of unconsolidated joint ventures	6,067	(681)	3,496
	General and administrative expense (2)	(50,998)	(40,831)	(36,140)
	Discontinued operations excluding gain on property dispositions	(26,455)	(38,578)	(45,483)
	Income taxes (2)	(2,748)	(874)	(841)
	Other	(5,431)	(6,810)	(5,673)
Income from continuing operations		$97,755	$96,747	$104,645

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

The amount of depreciation and amortization expense related to tenant improvement and lease transaction costs within each reporting segment for the Net operating income calculation is as follows:

		Year ended
		December 31,
		2013	2012	2011

Industrial -	Lehigh/Central PA	$9,781	$9,753	$9,821
	Chicago/Milwaukee	251	233	1,695
	Houston	3,200	2,608	2,213
	Carolinas	1,935	1,726	2,194
	Other	10,061	10,461	11,254
Industrial/Office -	Minnesota	5,797	5,132	5,014
	South Florida	2,979	3,083	3,623
	Richmond/Hampton Roads	4,156	4,157	4,820
	Arizona	3,546	3,014	2,694
	United Kingdom	845	269	210
	Other	5,654	5,193	5,217
Office -	Philadelphia	1,729	1,724	1,774
	Southeastern PA	15,040	14,109	13,436
	Washington D.C.	248	156	63
Depreciation and amortization of tenant improvement and lease transaction costs		$65,222	$61,618	$64,028

The Company's operating revenue by product type and by reportable segment for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

		Year Ended
		December 31, 2013			December 31, 2012			December 31, 2011
		Industrial	Office	Total	Industrial	Office	Total	Industrial	Office	Total
Industrial -	Lehigh/Central PA	$98,715	$2,386	$101,101	$94,440	$2,364	$96,804	$93,193	$6,118	$99,311
	Chicago/Milwaukee	18,083	—	18,083	6,908	2,872	9,780	8,239	13,734	21,973
	Houston	37,773	—	37,773	30,172	—	30,172	27,325	—	27,325
	Carolinas	30,243	—	30,243	26,818	1,849	28,667	23,381	9,089	32,470
	Other (1)	44,672	59,715	104,387	32,313	61,354	93,667	33,847	67,157	101,004
Industrial/Office -	Minnesota	32,043	30,372	62,415	27,810	29,521	57,331	24,398	31,488	55,886
	South Florida	7,955	30,509	38,464	5,213	30,415	35,628	5,887	30,905	36,792
	Richmond/Hampton Roads	19,073	21,174	40,247	18,490	22,905	41,395	18,889	30,825	49,714
	Arizona	4,231	22,328	26,559	2,393	20,640	23,033	1,407	19,676	21,083
	United Kingdom	4,205	3,464	7,669	1,307	3,383	4,690	1,288	3,120	4,408
	Other	35,318	46,169	81,487	26,986	46,140	73,126	27,805	44,803	72,608
Office -	Philadelphia	9,534	22,156	31,690	8,356	19,797	28,153	7,817	20,312	28,129
	Southeastern PA	27,076	138,172	165,248	28,604	141,041	169,645	29,289	144,774	174,063
	Washington D.C.	—	13,599	13,599	—	5,207	5,207	—	448	448
		$368,921	$390,044	758,965	$309,810	$387,488	697,298	$302,765	$422,449	725,214
Reconciliation to total operating revenue
Discontinued operations				(113,586)			(137,476)			(191,723)
Corporate Other				551			457			208
Total operating revenue				$645,930			$560,279			$533,699

(1)	A substantial portion of the office revenues were sold in conjunction with the Portfolio Sale. See Footnote 23.

The Company's total assets by reportable segment as of December 31, 2013 and 2012 is as follows (in thousands):

		As of December 31,
		2013	2012
Total assets
Industrial -	Lehigh/Central PA	$938,824	$779,929
	Chicago/Milwaukee	413,585	153,128
	Houston	380,248	266,061
	Carolinas	257,230	249,479
	Other	1,315,732	639,629
Industrial/Office -	Minnesota	335,613	353,428
	South Florida	380,138	227,754
	Richmond/Hampton Roads	250,008	250,600
	Arizona	364,231	300,149
	United Kingdom	247,537	72,323
	Other	465,997	554,352
Office -	Philadelphia	316,810	348,541
	Southeastern PA	695,966	814,460
	Washington D.C.	180,621	50,575
	Corporate Other	233,020	113,771
Total assets		$6,775,560	$5,174,179

The Company's real estate assets by reportable segment as of December 31, 2013 and 2012 is as follows (in thousands):

		As of December 31,
		2013	2012
Real estate assets
Industrial -	Lehigh/Central PA	$877,969	$742,464
	Chicago/Milwaukee	371,149	127,125
	Houston	360,779	252,221
	Carolinas	245,938	239,052
	Other	964,322	323,200
Industrial/Office -	Minnesota	308,272	333,380
	South Florida	358,492	217,769
	Richmond/Hampton Roads	238,129	231,506
	Arizona	348,043	287,895
	United Kingdom	187,699	44,861
	Other	369,935	453,931
Office -	Philadelphia	229,769	266,144
	Southeastern PA	638,211	748,939
	Washington D.C.	170,068	47,820
Total real estate assets		$5,668,775	$4,316,307

The Company incurred the following costs related to its long-lived assets for the years ended December 31, 2013, 2012 and 2011 (in thousands):

		Year Ended December 31,
		2013	2012	2011
Costs incurred on long-lived assets
Industrial -	Lehigh/Central PA	$161,925	$86,245	$66,472
	Chicago/Milwaukee	248,640	49,941	55,077
	Houston	116,024	46,003	10,188
	Carolinas	15,582	26,860	85,732
	Other	664,008	21,065	13,006
Industrial/Office -	Minnesota	38,434	41,821	45,595
	South Florida	148,165	3,337	23,493
	Richmond/Hampton Roads	15,880	8,612	5,920
	Arizona	68,138	35,750	8,794
	United Kingdom	155,829	6,110	4,838
	Other	79,813	80,402	4,914
Office -	Philadelphia	17,941	93,673	49,407
	Southeastern PA	39,590	11,577	14,851
	Washington D.C.	125,480	621	48,786
Total costs incurred on long-lived assets		$1,895,449	$512,017	$437,073

19.     ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
The operating results and gain on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of comprehensive income as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $491.8 million, $228.5 million and $365.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
A summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates is as follows (in thousands):

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Revenues	$113,586	$137,476	$191,723
Operating expenses	(41,875)	(48,956)	(73,462)
Interest and other income	213	580	577
Interest expense	(15,903)	(19,783)	(29,058)
Depreciation and amortization	(29,566)	(30,739)	(44,297)
Income before property dispositions	26,455	38,578	45,483
Gain on property dispositions	95,384	12,426	60,582
Net income	$121,839	$51,004	$106,065
On November 7, 2013, the Company entered into an Agreement of Sale and Purchase pursuant to which the Company agreed to sell a real estate portfolio which included the Company’s Jacksonville, Florida portfolio in its entirety, all of the office properties in Maryland, Southern New Jersey and the Fort Washington suburb of Philadelphia and flex properties in Minnesota for a purchase price of $697.3 million. The properties consisted of 97 buildings containing an aggregate of 6.6 million square feet. On December 24, 2013, the Company closed on the first of two planned settlements under this agreement.  The proceeds from the first settlement were $367.7 million and included 49 properties totaling approximately 4.0 million square feet of space and 140 acres of land. The remaining settlement consisted of 47 properties and 19 acres totaling 2.6 million square feet in the Company's Industrial-Other reportable segment and one property totaling 37,000 square feet in the Company's Southeastern PA reportable segment. These properties and land parcels were considered held for sale and were sold subsequent to December 31, 2013 for proceeds of $329.6 million.

Interest expense is allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale to the sum of total net assets plus consolidated debt.
Asset Impairment
During the years ended December 31, 2013, 2012 and 2011, the Company recognized impairment losses of $1.9 million, $6.9 million and $7.8 million, respectively. The impairment losses are for operating properties or land parcels and were in the reportable segments and for the amounts as indicated below (amounts in thousands):

		Year Ended December 31,
	Reportable Segment	2013	2012		2011
Industrial -	Chicago/Milwaukee	—	514		5,985
	Houston	—	—		6
	Carolinas	—	36		670
	Other	—	29		538
Industrial/Office -	South Florida	—	(51)	(1)	160
	Richmond/Hampton Roads	—	27		501
	United Kingdom	784	4,597		—
	Other	1,120	—		(30)	(1)
Office -	Southeastern PA	—	1,699		—
	Total	$1,904	$6,851		$7,830
(1) Represents recovery of estimated sales costs on properties sold.
For the year ended December 31, 2013, $872,000 in impairments related to properties sold were included in the caption discontinued operations in the Company's consolidated statements of comprehensive income, $248,000 in impairments related to land parcels sold were included in the caption gain on property dispositions in the Company's consolidated statements of comprehensive income and $784,000 in impairments were included in the caption equity in earnings (loss) of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2012, $2.3 million in impairments related to properties sold were included in the caption discontinued operations in the Company's consolidated statements of comprehensive income and $4.6 million in impairment was included in the caption equity in earnings (loss) of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2011, $7.9 million in impairment related to properties sold was included in the caption discontinued operations in the Company's consolidated statements of comprehensive income. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level 1 input according to the fair value hierarchy established in ASC 820) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2013.

20.     BUSINESS COMBINATION

On October 8, 2013, the Company acquired all of the outstanding general and limited partnership interests of Cabot Industrial Fund III Operating Partnership, L.P., a Delaware limited partnership (the "Cabot Acquisition"). The acquisition resulted in the purchase of a 100% ownership interest in 177 industrial assets totaling approximately 23.0 million square feet. The purchase price for the Cabot Acquisition was $1.469 billion, which was paid through the assumption of approximately $229.8 million of mortgage debt and the remainder in cash. The Company funded the cash portion of the acquisition consideration through a combination of proceeds from an August 2013 equity offering, proceeds from a September 2013 offering of senior notes and draws under its Credit Facility.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of purchase price of the Cabot Acquisition is preliminary pending the receipt of the information necessary to complete the resolution of certain tangible and intangible assets and liabilities including the reconciliation of working capital accounts and the completion of tenant operating expense reconciliations (in thousands):

Assets
Real estate:
Land and land improvements	$247,393
Building and improvements	1,152,717
Operating real estate	1,400,110
Intangible - in-place leases/market rent	97,396
Other assets	4,953
Total assets	1,502,459
Liabilities
Mortgage loans	243,230
Other liabilities	32,958
Intangible - market rent	5,737
Total liabilities	281,925
Net assets acquired	$1,220,534

The weighted average amortization period of the in-place lease intangibles is 4.4 years.

Costs incurred in conjunction with the Cabot Acquisition and related funding include the following:

•
$7.6 million of acquisition costs in the year ended December 31, 2013 (included in general and administrative expenses on the Company’s consolidated statements of comprehensive income) and $4.2 million in financing fees in the year ended December 31, 2013 (included in interest expense in the Company’s consolidated statements of comprehensive income).

•	Deferred financing costs of approximately $2.0 million associated with the assumption of $229.8 million in mortgage debt ($243.2 million fair value) assumed at closing.

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

The Company recognized $31.4 million of operating revenue and $22.0 million of net operating income (see description of net operating income in Footnote 18 - Segment Information) related to the properties acquired in the Cabot Acquisition. These amounts are included in the Company's consolidated statements of comprehensive income for the year ended December 31, 2013.

The following unaudited pro forma condensed income statement information has been prepared as if the Cabot Acquisition, the Trust’s August 2013 common share offering and the Operating Partnership’s September 2013 senior note offering had been completed on January 1, 2012. The pro forma condensed consolidated financial information does not purport to represent what the Company’s results of operations would have been assuming the completion of the Cabot Acquisition and the related financing activities had occurred on January 1, 2012 nor do they purport to project the results of operations of the Company for any future period (in thousands):

	For the Year Ended
	December 31,
	2013	2012
Total operating revenue	$750,896	$692,583
Net income available to common shareholders	$211,601	$134,295

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the Cabot Acquisition to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to building and improvements and in-place lease intangibles had been applied on January 1, 2012.

21.     DERIVATIVE INSTRUMENTS

In connection with the October 8, 2013 Cabot acquisition, the Company assumed the seller’s interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had an aggregate notional amount of $105.2 million at December 31, 2013 and expire at various dates between 2018 and 2020.

The Company designated the Swaps as cash flow hedges on November 22, 2013. The change in the fair value of the Swaps from October 8, 2013 through November 22, 2013 in the amount of $813,000 is included as an increase in interest expense in the accompanying consolidated statements of comprehensive income. From November 22, 2013 through December 31, 2013, the effective portion of the change in the fair value of the swaps was an increase in the amount of $1.6 million and was recorded as an increase to other comprehensive income (“OCI”) and will be reclassified into earnings as a component of interest expense in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swaps from November 22, 2013 through December 31, 2013 in the amount of $266,000 was recorded as a reduction of interest expense in the accompanying consolidated statements of comprehensive income.

The fair value of the interest rate swaps in the amount of $8.4 million as of December 31, 2013 is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.4 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $8.4 million.

22.     SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Write-off of fully depreciated/amortized property and deferred costs	$22,269	$31,069	$16,591
Write-off of depreciated property and deferred costs due to sale	202,695	106,698	110,414
Write-off of preferred units costs due to redemption	1,214	2,806	—
Assumption of mortgage loans in connection with the acquisition of properties	(229,751)	(12,537)	—
Equity contribution from consolidated joint venture partner	—	—	3,500
Issuance of preferred units	—	—	16,597
Unrealized gains on cash flow hedge	1,584	—	—

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

23.     SUBSEQUENT EVENTS
On January 30, 2014, the Company closed on the second settlement of a two-part sale of a real estate portfolio which included the Company’s Jacksonville, Florida portfolio in its entirety, all of the office properties in Maryland, Southern New Jersey and the Fort Washington suburb of Philadelphia and flex properties in Minnesota for an aggregate purchase price of $697.3 million

(the "Portfolio Sale"). The first settlement closed on December 24, 2013. The proceeds from the second settlement were $329.6 million and consisted of 48 properties containing an aggregate of 2.6 million square feet and 19 acres of land.

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—		$5,813,324	$18,874,059	$5,131,464	$5,816,839	$24,002,008	$29,818,847	$4,447,800	2005	5 - 40
869 S Route 53	Addison, IL	—		1,194,223	4,201,881	50,460	1,194,223	4,252,342	5,446,565	32,013	2013	5 - 40
901 S Route 53	Addison, IL	—		2,055,066	5,984,093	118,292	2,055,066	6,102,385	8,157,451	45,479	2013	5 - 40
200 Boulder Drive	Allentown, PA	—		4,722,683	18,922,645	440,557	4,722,683	19,363,202	24,085,885	4,655,569	2004	5 - 40
250 Boulder Drive	Allentown, PA	—		3,599,936	12,099,145	2,149,322	3,717,733	14,130,670	17,848,403	3,760,264	2004	5 - 40
400 Nestle Way	Allentown, PA	—		8,065,500	—	27,602,841	8,184,096	27,484,245	35,668,341	12,798,838	1997	5 - 40
650 Boulder Drive	Allentown, PA	—	*	5,208,248	—	31,938,579	9,961,788	27,185,039	37,146,827	7,512,248	2002	5 - 40
651 Boulder Drive	Allentown, PA	—		4,308,646	—	17,689,842	4,308,646	17,689,842	21,998,488	6,583,129	2000	5 - 40
700 Nestle Way	Allentown, PA	—	*	3,473,120	—	20,186,320	4,174,970	19,484,470	23,659,440	8,849,079	1998	5 - 40
705 Boulder Drive	Allentown, PA	—	*	10,594,027	—	28,536,883	10,596,767	28,534,143	39,130,910	9,283,319	2001	5 - 40
7165 Ambassador Drive	Allentown, PA	—	*	792,999	—	4,556,918	804,848	4,545,069	5,349,917	1,590,637	2002	5 - 40
7248 Industrial Boulevard	Allentown, PA	—		2,670,849	13,307,408	4,513,163	2,670,673	17,820,747	20,491,420	7,278,499	1988	5 - 40
7339 Industrial Boulevard	Allentown, PA	—		1,187,776	—	7,587,682	1,197,447	7,578,011	8,775,458	3,127,648	1996	5 - 40
7437 Industrial Boulevard	Allentown, PA	—		717,488	5,022,413	3,176,937	726,651	8,190,186	8,916,837	4,527,473	1976	5 - 40
8014 Industrial Boulevard	Allentown, PA	—	*	4,019,258	—	9,880,091	3,645,117	10,254,232	13,899,349	4,392,952	1999	5 - 40
8150 Industrial Boulevard	Allentown, PA	—		2,564,167	—	8,961,554	2,571,466	8,954,255	11,525,721	2,579,485	2002	5 - 40
8250 Industrial Boulevard	Allentown, PA	—		1,025,667	—	5,245,086	1,035,854	5,234,899	6,270,753	1,651,004	2002	5 - 40
8400 Industrial Boulevard	Allentown, PA	—	*	6,725,948	—	27,079,140	7,521,211	26,283,877	33,805,088	5,400,471	2005	5 - 40
6330 Hedgewood Drive	Allentown, PA	—		531,268	—	5,359,739	532,047	5,358,960	5,891,007	3,292,239	1988	5 - 40
6350 Hedgewood Drive	Allentown, PA	—		360,027	—	4,028,297	560,691	3,827,633	4,388,324	2,142,023	1989	5 - 40
6370 Hedgewood Drive	Allentown, PA	—		540,795	—	3,959,133	541,459	3,958,469	4,499,928	1,988,574	1990	5 - 40
6390 Hedgewood Drive	Allentown, PA	—		707,203	—	3,000,621	707,867	2,999,957	3,707,824	1,637,716	1990	5 - 40
6520 Stonegate Drive	Allentown, PA	—		453,315	—	1,712,509	484,361	1,681,463	2,165,824	894,982	1996	5 - 40
6540 Stonegate Drive	Allentown, PA	—		422,042	—	4,012,192	422,730	4,011,504	4,434,234	2,538,102	1988	5 - 40
6560 Stonegate Drive	Allentown, PA	—		458,281	—	2,805,111	458,945	2,804,447	3,263,392	1,843,559	1989	5 - 40
6580 Snowdrift Road	Allentown, PA	—		388,328	—	4,211,286	389,081	4,210,533	4,599,614	2,461,382	1988	5 - 40
7620 Cetronia Road	Allentown, PA	—		1,091,806	3,851,456	258,140	1,093,724	4,107,678	5,201,402	1,914,712	1990	5 - 40
180,190 Cochrane Drive	Annapolis, MD	—		545,757	—	—	545,757	—	545,757	—	1988	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3095 Presidential Drive	Atlanta, GA	—		200,351	1,729,161	86,151	200,351	1,815,312	2,015,663	14,655	2013	5 - 40
3097 Presidential Drive	Atlanta, GA	—		188,680	1,721,048	82,483	188,680	1,803,531	1,992,211	20,624	2013	5 - 40
7030 Buford Highway NE	Atlanta, GA	—	*	919,850	4,051,340	406,470	919,850	4,457,810	5,377,660	43,359	2013	5 - 40
Barton 150	Barton Under Needwood, UK	—		2,196,955	13,643,981	—	2,196,955	13,643,981	15,840,936	246,794	2013	5 - 40
1055-1071 Kingsland Drive	Batavia, IL	—		727,294	2,367,529	147,582	727,294	2,515,111	3,242,405	22,389	2013	5 - 40
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	712,788	299,600	2,531,649	2,831,249	914,347	1985	5 - 40
11800 Baltimore Avenue	Beltsville,MD	—	*	2,769,962	1,829,028	85,389	2,769,962	1,914,418	4,684,380	20,796	2013	5 - 40
11850 Baltimore Avenue	Beltsville,MD	—	*	3,595,044	2,415,132	178,910	3,595,044	2,594,042	6,189,086	32,100	2013	5 - 40
11900 Baltimore Avenue	Beltsville,MD	—	*	3,492,036	2,024,038	237,559	3,492,036	2,261,597	5,753,633	39,318	2013	5 - 40
12104 Indian Creek Court	Beltsville,MD	—	*	2,021,752	2,503,802	214,416	2,021,752	2,718,218	4,739,970	34,626	2013	5 - 40
12140 Indian Creek Court	Beltsville,MD	—	*	1,196,726	1,949,555	91,813	1,196,726	2,041,367	3,238,093	16,680	2013	5 - 40
12200 Indian Creek Court	Beltsville,MD	—	*	1,347,882	1,460,291	102,190	1,347,882	1,562,481	2,910,363	13,071	2013	5 - 40
12240 Indian Creek Court	Beltsville,MD	—	*	1,479,307	2,159,997	124,828	1,479,307	2,284,826	3,764,133	18,678	2013	5 - 40
1071 Thorndale Avenue	Bensenville,IL	—		2,173,006	2,280,788	162,564	2,173,006	2,443,352	4,616,358	31,689	2013	5 - 40
1260-1274 Ellis Street	Bensenville,IL	—	*	2,298,560	4,020,382	358,604	2,298,560	4,378,986	6,677,546	44,404	2013	5 - 40
371-377 Meyer Road	Bensenville,IL	—	*	1,903,423	3,563,953	300,151	1,903,423	3,864,104	5,767,527	37,194	2013	5 - 40
850-880 Devon Ave	Bensenville,IL	—	*	2,958,756	7,959,013	548,843	2,958,756	8,507,856	11,466,612	76,496	2013	5 - 40
2785 Commerce Center Boulevard	Bethlehem, PA	—		11,961,623	—	45,390,365	12,009,985	45,342,003	57,351,988	420,478	2011	5 - 40
74 West Broad Street	Bethlehem, PA	—		1,096,127	—	14,202,628	1,099,079	14,199,676	15,298,755	5,877,473	2002	5 - 40
10801 Nesbitt Avenue South	Bloomington, MN	—		784,577	—	5,010,219	786,382	5,008,414	5,794,796	1,389,997	2001	5 - 40
5705 Old Shakopee Road	Bloomington, MN	—		2,113,223	—	5,520,731	2,148,571	5,485,383	7,633,954	1,632,626	2001	5 - 40
5715 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	2,081,249	1,264,758	4,440,499	5,705,257	1,494,873	2002	5 - 40
5735 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	1,028,892	1,264,758	3,388,142	4,652,900	1,090,634	2002	5 - 40
5775 West Old Shakopee Road	Bloomington, MN	—		2,052,018	3,849,649	1,669,598	2,060,644	5,510,621	7,571,265	1,948,075	2002	5 - 40
6161 Green Valley Drive	Bloomington, MN	—		740,378	3,311,602	2,114,197	709,961	5,456,216	6,166,177	1,906,331	1992	5 - 40
6601-6625 W. 78th Street	Bloomington, MN	—		2,263,060	—	41,314,332	2,310,246	41,267,146	43,577,392	15,344,697	1998	5 - 40
750 Park of Commerce Boulevard	Boca Raton, FL	—		2,430,000	—	22,129,358	2,473,406	22,085,952	24,559,358	2,712,965	2007	5 - 40
777 Yamato Road	Boca Raton, FL	—		4,101,247	16,077,347	6,795,258	4,501,247	22,472,605	26,973,852	8,814,520	1987	5 - 40
951 Broken Sound Parkway	Boca Raton, FL	—		1,426,251	6,098,952	1,818,945	1,426,251	7,917,897	9,344,148	3,374,737	1986	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1455 Remington Boulevard	Bolingbrook, IL	—		2,501,294	10,704,719	—	2,501,294	10,704,719	13,206,013	299,947	2012	5 - 40
150 E Crossroads Parkway	Bolingbrook, IL	—	*	3,078,949	14,143,377	845,243	3,078,949	14,988,620	18,067,569	127,295	2013	5 - 40
553 S Joliet Ave	Bolingbrook, IL	—	*	3,764,831	15,109,947	621,121	3,764,831	15,731,068	19,495,899	155,088	2013	5 - 40
400 Boulder Drive	Breinigsville, PA	—		2,859,106	—	10,599,615	2,865,575	10,593,146	13,458,721	2,496,467	2003	5 - 40
8201 Industrial Boulevard	Breinigsville, PA	—	*	2,089,719	—	8,353,910	2,222,168	8,221,461	10,443,629	1,624,672	2006	5 - 40
8500 Industrial Bouldvard	Breinigsville, PA	—		8,752,708	—	39,685,301	11,511,499	36,926,510	48,438,009	6,658,524	2007	5 - 40
860 Nestle Way	Breinigsville, PA	—		8,118,881	18,885,486	7,400,855	8,118,881	26,286,341	34,405,222	6,820,111	2004	5 - 40
1485 W. Commerce Avenue	Carlisle, PA	—		4,249,868	13,886,039	2,241,826	4,095,262	16,282,471	20,377,733	4,752,884	2004	5 - 40
40 Logistics Drive	Carlisle, PA	—		7,981,850	—	30,108,809	8,081,272	30,009,387	38,090,659	459,967	2011	5 - 40
135-195 East Elk Trail	Carol Stream, IL	—		4,873,094	12,430,320	459,455	4,873,094	12,889,775	17,762,869	46,085	2013	5 - 40
515 Kehoe Boulevard	Carol Stream, IL	—		5,523,427	14,581,705	—	5,523,427	14,581,705	20,105,132	56,145	2013	5 - 40
1413 Bradley Lane	Carrollton, TX	—	*	247,477	2,028,322	83,523	247,477	2,111,845	2,359,322	18,245	2013	5 - 40
3200 Belmeade Drive	Carrollton, TX	—		1,042,453	8,027,974	401,254	1,042,453	8,429,228	9,471,681	67,676	2013	5 - 40
1475 Nitterhouse Dr	Chambersburg, PA	—		7,081,007	39,002,011	2,083,301	7,081,007	41,085,312	48,166,319	337,082	2013	5 - 40
95 Kriner Road	Chambersburg, PA	—		8,695,501	—	34,926,589	9,407,871	34,214,219	43,622,090	4,617,807	2006	5 - 40
9000 109th Street	Champlin, MN	—	*	1,251,043	11,662,995	86,100	1,251,043	11,749,095	13,000,138	815,277	2011	5 - 40
11701 Goodrich Drive	Charlotte, NC	—		2,054,621	6,356,151	461,642	2,054,621	6,817,792	8,872,413	108,858	2013	5 - 40
12810 Virkler Drive	Charlotte, NC	—		475,368	2,367,586	706,208	476,262	3,072,899	3,549,161	209,041	2010	5 - 40
2700 Hutchinson McDonald Road	Charlotte, NC	—		912,500	4,721,259	69,635	912,500	4,790,894	5,703,394	320,147	2011	5 - 40
2701 Hutchinson McDonald Road	Charlotte, NC	—		1,275,000	4,649,750	260,294	1,275,000	4,910,044	6,185,044	337,129	2011	5 - 40
2730 Hutchinson McDonald Road	Charlotte, NC	—		1,878,750	10,129,499	3,034	1,878,750	10,132,533	12,011,283	609,763	2011	5 - 40
2801 Hutchinson McDonald Road	Charlotte, NC	—		1,065,000	6,975,250	167,601	1,065,000	7,142,851	8,207,851	441,336	2011	5 - 40
3000 Crosspoint Center Lane	Charlotte, NC	—		1,831,250	10,779,412	171,533	1,831,250	10,950,945	12,782,195	705,320	2011	5 - 40
3005 Crosspoint Center Lane	Charlotte, NC	—		1,990,000	6,561,540	433,141	1,990,000	6,994,681	8,984,681	439,153	2011	5 - 40
4045 Perimeter West Drive	Charlotte, NC	—		1,418,928	7,511,050	26,915	1,418,928	7,537,965	8,956,893	568,940	2011	5 - 40
4047 Perimeter West Drive	Charlotte, NC	—		1,279,004	—	6,391,962	1,279,004	6,391,962	7,670,966	293,396	2011	5 - 40
4525 Statesville Road	Charlotte, NC	—		841,250	5,279,315	167,556	837,144	5,450,977	6,288,121	331,322	2011	5 - 40
4835 Sirona Drive	Charlotte, NC	4,243,165		690,750	5,086,388	172,041	690,750	5,258,429	5,949,179	207,403	2012	5 - 40
4925 Sirona Drive	Charlotte, NC	4,164,318		603,003	4,969,011	—	603,003	4,969,011	5,572,014	211,106	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5033 Sirona Drive	Charlotte, NC	3,634,246		509,247	4,710,218	160,736	613,962	4,766,239	5,380,201	162,055	2012	5 - 40
8910 Pioneer Avenue	Charlotte, NC	—		527,873	4,959,206	46,726	527,873	5,005,932	5,533,805	302,605	2011	5 - 40
8916 Pioneer Avenue	Charlotte, NC	—		557,730	5,785,333	340,623	557,730	6,125,956	6,683,686	355,651	2011	5 - 40
1301 Executive Boulevard	Chesapeake, VA	—		997,570	—	5,163,173	970,151	5,190,592	6,160,743	1,164,892	2005	5 - 40
1305 Executive Boulevard	Chesapeake, VA	—		861,020	—	4,975,983	1,129,850	4,707,153	5,837,003	1,276,635	2002	5 - 40
1309 Executive Boulevard	Chesapeake, VA	—		926,125	—	5,098,066	955,374	5,068,817	6,024,191	1,628,773	2001	5 - 40
1313 Executive Boulevard	Chesapeake, VA	—		1,180,036	—	5,146,319	1,708,050	4,618,305	6,326,355	1,467,773	2002	5 - 40
2601 Indian River Road	Chesapeake, VA	—	*	1,711,746	10,418,032	433,142	1,711,746	10,851,174	12,562,920	91,239	2013	5 - 40
500 Independence Parkway	Chesapeake, VA	—		864,150	4,427,285	660,242	866,609	5,085,068	5,951,677	1,418,193	2004	5 - 40
501 Independence Parkway	Chesapeake, VA	—		1,202,556	5,975,538	1,572,766	1,292,273	7,458,587	8,750,860	1,863,791	2005	5 - 40
505 Independence Parkway	Chesapeake, VA	—		1,292,062	6,456,515	1,274,225	1,292,254	7,730,547	9,022,801	1,773,034	2005	5 - 40
510 Independence Parkway	Chesapeake, VA	—		2,012,149	7,546,882	996,838	2,014,689	8,541,181	10,555,870	2,161,922	2005	5 - 40
676 Independence Parkway	Chesapeake, VA	—		1,527,303	—	11,321,991	1,562,903	11,286,391	12,849,294	1,339,355	2006	5 - 40
700 Independence Parkway	Chesapeake, VA	—		1,950,375	7,236,994	675,718	1,951,135	7,911,952	9,863,087	2,365,051	2004	5 - 40
1540 S 54th Avenue	Cicero, IL	—		3,540,236	20,130,552	927,655	3,540,236	21,058,207	24,598,443	162,747	2013	5 - 40
4650 Lake Forest Drive	Cinncinnati, OH	—		1,030,242	4,003,024	115,772	1,030,242	4,118,795	5,149,037	39,758	2013	5 - 40
4750 Lake Forest Drive	Cinncinnati, OH	—		1,138,166	5,914,789	197,670	1,138,166	6,112,459	7,250,625	58,433	2013	5 - 40
9645 Gerwig Lane	Columbia, MD	—		1,915,960	6,461,228	320,391	1,915,960	6,781,619	8,697,579	59,613	2013	5 - 40
2550 John Glenn Avenue	Columbus, OH	—		540,601	5,129,342	169,332	540,601	5,298,674	5,839,275	41,107	2013	5 - 40
3800 Twin Creeks Drive	Columbus, OH	—		549,393	4,643,302	181,695	549,393	4,824,997	5,374,390	41,734	2013	5 - 40
455 Airline Drive	Coppell, TX	—	*	312,701	2,311,531	334,283	312,701	2,645,814	2,958,515	17,627	2013	5 - 40
2130 Baldwin Avenue	Crofton, MD	—		3,172,032	7,350,782	418,907	3,172,032	7,769,689	10,941,721	64,488	2013	5 - 40
329-333 Herrod Blvd	Dayton, NJ	—	*	4,039,559	20,863,051	937,014	4,039,559	21,800,065	25,839,624	155,086	2013	5 - 40
1250 Hall Court	Deer Park, TX	2,722,013		829,570	4,778,327	47,399	831,611	4,823,685	5,655,296	934,423	2006	5 - 40
301-321 S Goolsby Blvd	Deerfield Beach, FL	—		498,136	2,781,180	18,971	498,136	2,800,151	3,298,287	22,061	2013	5 - 40
1680 Executive Drive	Duluth, GA	—		1,928,412	4,651,819	573,340	1,928,412	5,225,159	7,153,571	62,809	2013	5 - 40
1700 Executive Drive	Duluth, GA	—		1,082,072	2,496,599	319,679	1,082,072	2,816,278	3,898,350	30,845	2013	5 - 40
2670 Breckinridge Blvd	Duluth, GA	—		1,676,415	4,567,592	328,885	1,676,415	4,896,478	6,572,893	61,091	2013	5 - 40
170 Parkway West	Duncan, SC	—		598,348	3,643,756	203,325	598,918	3,846,511	4,445,429	860,720	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
190 Parkway West	Duncan, SC	—		551,663	3,310,993	153,027	552,211	3,463,471	4,015,682	680,980	2006	5 - 40
265 Parkway East	Duncan, SC	—		901,444	5,751,389	190,639	902,374	5,941,098	6,843,472	1,430,296	2006	5 - 40
285 Parkway East	Duncan, SC	—		975,433	5,851,990	358,457	976,393	6,209,487	7,185,880	1,219,786	2006	5 - 40
3169 Dodd Road	Eagan, MN	—		988,594	6,586,907	—	988,594	6,586,907	7,575,501	343,323	2012	5 - 40
3255 Neil Armstrong Boulevard	Eagan, MN	—		1,131,017	—	3,372,043	1,103,860	3,399,200	4,503,060	1,275,823	1998	5 - 40
3711 Kennebec Drive	Eagan, MN	—		999,702	4,042,589	4,966	999,702	4,047,555	5,047,257	381,896	2011	5 - 40
917 Lone Oak Road	Eagan, MN	—	*	1,493,115	6,120,455	535,886	1,493,115	6,656,341	8,149,456	66,015	2013	5 - 40
10301-10305 West 70th Street	Eden Prairie, MN	—		120,622	1,085,226	474,001	118,300	1,561,549	1,679,849	722,729	1984	5 - 40
10321 West 70th Street	Eden Prairie, MN	—		145,198	1,305,700	568,632	142,399	1,877,131	2,019,530	666,111	1984	5 - 40
10333 West 70th Street	Eden Prairie, MN	—		110,746	995,868	351,149	108,610	1,349,153	1,457,763	637,325	1984	5 - 40
10349-10357 West 70th Street	Eden Prairie, MN	—		275,903	2,481,666	675,480	270,584	3,162,465	3,433,049	1,345,212	1985	5 - 40
10365-10375 West 70th Street	Eden Prairie, MN	—		291,077	2,618,194	629,305	285,464	3,253,112	3,538,576	1,378,360	1985	5 - 40
10393-10394 West 70th Street	Eden Prairie, MN	—		269,618	2,423,318	877,174	264,419	3,305,691	3,570,110	1,257,559	1985	5 - 40
10400 Viking Drive	Eden Prairie, MN	—		2,912,391	—	22,747,046	2,938,372	22,721,065	25,659,437	9,595,577	1999	5 - 40
7075 Flying Cloud Drive	Eden Prairie, MN	—		10,232,831	10,855,851	58,415	10,243,977	10,903,119	21,147,096	1,863,010	2007	5 - 40
7078 Shady Oak Road	Eden Prairie, MN	—		343,093	3,085,795	1,500,861	336,481	4,593,268	4,929,749	1,838,989	1985	5 - 40
7615 Smetana Lane	Eden Prairie, MN	—		1,011,517		8,469,751	3,000,555	6,480,713	9,481,268	2,309,902	2001	5 - 40
7625 Smetana Lane	Eden Prairie, MN	—		4,500,641	—	3,023,926	1,916,609	5,607,958	7,524,567	1,204,109	2006	5 - 40
7695-7699 Anagram Drive	Eden Prairie, MN	—		760,525	3,254,758	991,584	760,525	4,246,342	5,006,867	1,924,564	1997	5 - 40
7777 Golden Triangle Drive	Eden Prairie, MN	—		993,101	2,136,862	1,151,599	993,101	3,288,460	4,281,561	1,272,795	2000	5 - 40
7800 Equitable Drive	Eden Prairie, MN	—		2,188,525	3,788,762	392,378	2,188,525	4,181,139	6,369,664	1,472,735	1993	5 - 40
7905 Fuller Road	Eden Prairie, MN	—		1,229,862	4,075,167	1,980,136	1,230,965	6,054,200	7,285,165	2,932,113	1994	5 - 40
8855 Columbine Road	Eden Prairie, MN	—		1,400,925		5,226,017	1,599,757	5,027,185	6,626,942	1,221,178	2000	5 - 40
8911 Columbine Road (B2)	Eden Prairie, MN	—		916,687		3,559,577	1,718,407	2,757,857	4,476,264	844,041	2000	5 - 40
8937 Columbine Road	Eden Prairie, MN	—		1,325,829		4,385,490	1,739,966	3,971,353	5,711,319	1,270,671	2001	5 - 40
8967 Columbine Road	Eden Prairie, MN	—		1,450,000	—	4,088,618	1,450,000	4,088,618	5,538,618	1,422,640	2000	5 - 40
8995 Columbine Road	Eden Prairie, MN	—		1,087,594		3,850,532	2,055,296	2,882,830	4,938,126	998,881	2001	5 - 40
9023 Columbine Road	Eden Prairie, MN	—		1,956,273	—	5,123,697	1,956,273	5,123,697	7,079,970	2,059,439	1999	5 - 40
2250 Arthur Avenue	Elk Grove, IL	—		1,403,196	2,386,396	51,263	1,403,196	2,437,659	3,840,855	20,679	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
6600 Business Parkway	Elkridge, MD	—		3,680,220	14,671,910	395,344	3,680,220	15,067,254	18,747,474	105,499	2013	5 - 40
6675 Business Parkway	Elkridge, MD	—	*	2,421,854	9,730,192	225,677	2,421,854	9,955,869	12,377,723	73,191	2013	5 - 40
7351 Coca Cola Drive	Elkridge, MD	—		1,897,044	—	7,286,413	3,023,417	6,160,040	9,183,457	1,292,513	2006	5 - 40
21705-21707 Mississippi Street	Elwood, IL	—		10,594,259	30,329,802	892,439	10,594,259	31,222,242	41,816,501	2,032,198	2011	5 - 40
27143 S. Baseline Road	Elwood, IL	—		6,022,000	5,612,934	191,986	6,022,000	5,804,920	11,826,920	423,122	2011	5 - 40
1800 Donaldson Road	Erlanger, KY	—		—	13,211,604	616,661	—	13,828,265	13,828,265	115,624	2013	5 - 40
180 Sheree Boulevard	Exton, PA	—		2,647,861	11,334,403	2,676,399	2,649,426	14,009,237	16,658,663	3,117,837	2007	5 - 40
6880 Fairfield Drive	Fairfield, OH	—		412,136	3,029,177	74,745	412,136	3,103,922	3,516,058	24,226	2013	5 - 40
7000-7018 Fairfield Business	Fairfield, OH	—		367,925	2,205,817	79,892	367,925	2,285,709	2,653,634	19,689	2013	5 - 40
2000 Southpointe Dr	Forest Park, GA	—		756,221	9,115,626	429,263	756,221	9,544,889	10,301,110	81,581	2013	5 - 40
1400 NW 65th Place	Fort Lauderdale, FL	—	*	545,480	2,540,210	66,119	545,480	2,606,329	3,151,809	18,432	2013	5 - 40
6500 NW 12th Avenue	Fort Lauderdale, FL	—	*	—	3,064,734	159,947	—	3,224,681	3,224,681	27,778	2013	5 - 40
6501 NW 12th Avenue	Fort Lauderdale, FL	—		519,984	2,677,465	51,998	519,984	2,729,463	3,249,447	20,525	2013	5 - 40
6600 NW 12th Avenue	Fort Lauderdale, FL	—	*	—	2,988,181	159,201	—	3,147,382	3,147,382	28,193	2013	5 - 40
5400 Alliance Gateway Freeway	Fort Worth, TX	—		1,515,860	6,710,118	403,669	1,515,860	7,113,787	8,629,647	72,186	2013	5 - 40
101 Constitution Blvd	Franklin, MA	—		532,339	4,206,412	310,120	532,339	4,516,532	5,048,871	96,829	2013	5 - 40
20 Liberty Way	Franklin, MA	—		618,521	4,570,341	339,916	618,521	4,910,257	5,528,778	50,621	2013	5 - 40
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	242,595	475,262	4,159,829	4,635,091	1,926,193	1995	5 - 40
200 W Cypress Creek Road	Ft. Lauderdale, FL	—		3,414,989	2,399,738	8,597,913	3,414,989	10,997,651	14,412,640	2,194,161	2003	5 - 40
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	1,424,212	625,111	5,579,115	6,204,226	2,243,225	1985	5 - 40
12601 Industry Street	Garden Grove, CA	—		2,048,143	1,088,697	70,518	2,048,143	1,159,215	3,207,358	17,229	2013	5 - 40
12641 Industry Street	Garden Grove, CA	—		3,766,822	2,539,214	132,812	3,766,822	2,672,026	6,438,848	22,781	2013	5 - 40
850 S Jupiter Road	Garland, TX	—		799,707	6,122,065	249,660	799,707	6,371,725	7,171,432	50,441	2013	5 - 40
2510 W Main Street	Grand Prairie, TX	—	*	1,785,741	11,158,818	869,832	1,785,741	12,028,650	13,814,391	117,548	2013	5 - 40
4251 North Highway 121	Grapevine, TX	—	*	1,165,780	7,799,270	420,260	1,165,780	8,219,529	9,385,309	71,766	2013	5 - 40
116 Pleasant Ridge Road	Greenville, SC	—		1,547,811	—	14,172,014	3,712,683	12,007,142	15,719,825	1,664,305	2006	5 - 40
45 Brookfield Oaks Drive	Greenville, SC	—		818,114	—	4,471,082	825,529	4,463,667	5,289,196	695,196	2006	5 - 40
2011 Southtech Drive	Greenwood, IN	—		223,702	3,574,142	310,465	223,702	3,884,607	4,108,309	41,409	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
2121 Southtech Drive	Greenwood, IN	—		272,823	3,606,920	411,808	272,823	4,018,729	4,291,552	51,669	2013	5 - 40
800 Commerce Parkway West Dr	Greenwood, IN	—		1,374,664	29,963,830	1,317,168	1,374,664	31,280,998	32,655,662	259,427	2013	5 - 40
1487 South Highway 101	Greer, SC	—		464,237	—	5,829,595	1,301,738	4,992,094	6,293,832	612,898	2007	5 - 40
2727 London Grove Road	Groveport, OH	—		1,875,607	11,937,935	334,714	1,875,607	12,272,649	14,148,256	112,099	2013	5 - 40
11841 Newgate Boulevard	Hagerstown, MD	—		3,356,207	—	30,555,105	9,741,685	24,169,627	33,911,312	3,608,467	2008	5 - 40
1 Enterprise Parkway	Hampton, VA	—		974,675	5,579,869	1,739,690	974,675	7,319,559	8,294,234	3,146,481	1987	5 - 40
1317 Executive Boulevard	Hampton, VA	—		1,650,423	—	7,945,718	1,128,829	8,467,312	9,596,141	1,721,885	2006	5 - 40
21 Enterprise Parkway	Hampton, VA	—		263,668	8,167,118	1,136,137	265,719	9,301,204	9,566,923	3,214,411	1999	5 - 40
22 Enterprise Parkway	Hampton, VA	—		1,097,368	6,760,778	1,388,402	1,097,368	8,149,180	9,246,548	3,333,063	1990	5 - 40
5 Manhattan Square	Hampton, VA	—		207,368	—	1,535,912	212,694	1,530,586	1,743,280	595,962	1999	5 - 40
521 Butler Farm Road	Hampton, VA	—		750,769	2,911,149	225,580	710,486	3,177,012	3,887,498	900,610	2003	5 - 40
1560 Hunter Road	Hanover Park, IL	—	*	2,639,734	12,310,741	578,659	2,639,734	12,889,400	15,529,134	101,393	2013	5 - 40
1575 Hunter Road	Hanover Park, IL	—	*	3,293,284	17,235,926	752,167	3,293,284	17,988,093	21,281,377	151,165	2013	5 - 40
7361 Coca Cola Drive	Hanover, MD	—		2,245,187	—	9,391,010	3,822,710	7,813,487	11,636,197	986,214	2004	5 - 40
500 McCarthy Drive	Harrisburg, PA	—	*	5,194,872	19,991,436	4,534,843	5,687,013	24,034,138	29,721,151	6,506,685	2005	5 - 40
600 Industrial Drive	Harrisburg, PA	—		7,743,800	—	29,107,932	9,368,557	27,483,175	36,851,732	6,194,273	2005	5 - 40
7195 Grayson Road	Harrisburg, PA	—		464,534	6,066,272	129,149	464,534	6,195,421	6,659,955	46,145	2013	5 - 40
7253 Grayson Road	Harrisburg, PA	—		954,130	10,585,367	280,506	954,130	10,865,873	11,820,003	76,147	2013	5 - 40
12537 Cerise Avenue	Hawthorne, CA	—		2,203,194	5,758,809	94,181	2,203,194	5,852,990	8,056,184	39,989	2013	5 - 40
1010 Petersburg Road	Hebron, KY	—		305,471	5,434,505	306,564	305,471	5,741,069	6,046,540	46,358	2013	5 - 40
785 Lindbergh Court	Hebron, KY	—		401,410	3,087,899	146,729	401,410	3,234,628	3,636,038	38,908	2013	5 - 40
805 Lindbergh Court	Hebron, KY	—		292,096	2,502,486	156,556	292,096	2,659,041	2,951,137	25,212	2013	5 - 40
825 Lindbergh Court	Hebron, KY	—		370,149	3,095,116	198,440	370,149	3,293,557	3,663,706	41,428	2013	5 - 40
845 Lindbergh Court	Hebron, KY	—		444,318	3,811,889	213,437	444,318	4,025,326	4,469,644	44,027	2013	5 - 40
1498 Eagle Hill Drive	High Point, NC	—		94,274	—	6,219,495	791,880	5,521,889	6,313,769	1,004,621	2005	5 - 40
4183 Eagle Hill Drive	High Point, NC	—		122,203	—	3,259,320	526,266	2,855,257	3,381,523	978,595	2001	5 - 40
4189 Eagle Hill Drive	High Point, NC	—		100,106	—	3,595,213	431,106	3,264,213	3,695,319	1,228,964	2001	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,543,904	505,700	3,145,790	3,651,490	804,486	2004	5 - 40
4328, 4336 Federal Drive	High Point, NC	2,020,222	521,122	—	7,525,947	825,092	7,221,977	8,047,069	4,379,264	1995	5 - 40
4344 Federal Drive	High Point, NC	—	484,001	—	2,848,373	173,623	3,158,751	3,332,374	1,489,961	1996	5 - 40
4380 Federal Drive	High Point, NC	—	282,996	—	2,160,892	283,368	2,160,520	2,443,888	914,535	1997	5 - 40
4388 Federal Drive	High Point, NC	—	143,661	—	1,213,832	132,655	1,224,838	1,357,493	493,837	1997	5 - 40
4475 Premier Drive	High Point, NC	—	748,693	—	6,805,541	1,525,421	6,028,813	7,554,234	826,571	2006	5 - 40
4500 Green Point Drive	High Point, NC	—	230,622	—	2,434,222	231,692	2,433,152	2,664,844	1,236,930	1989	5 - 40
4501 Green Point Drive	High Point, NC	—	319,289	—	3,156,348	320,450	3,155,187	3,475,637	1,466,476	1989	5 - 40
4523 Green Point Drive	High Point, NC	—	234,564	—	3,324,961	235,698	3,323,827	3,559,525	1,819,904	1988	5 - 40
4524 Green Point Drive	High Point, NC	—	182,810	—	2,756,119	183,888	2,755,041	2,938,929	1,503,373	1989	5 - 40
Unit 5 Logix Road	Hinckley, UK	—	10,547,677	29,691,911	—	10,547,677	29,691,911	40,239,588	548,662	2013	5 - 40
1515 6th Street South	Hopkins,MN	—	813,036	1,503,075	361,550	813,036	1,864,625	2,677,661	27,652	2013	5 - 40
1600 5th Street South	Hopkins,MN	—	339,336	2,106,454	80,794	339,336	2,187,249	2,526,585	17,021	2013	5 - 40
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	59,073	38,729	408,884	447,613	155,147	1975	5 - 40
100 Witmer Road	Horsham, PA	—	3,102,784	—	20,452,861	3,764,784	19,790,861	23,555,645	6,480,136	1996	5 - 40
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	617,512	255,528	2,765,010	3,020,538	1,042,612	1982	5 - 40
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	2,069,897	732,552	7,878,324	8,610,876	3,284,305	1977	5 - 40
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	1,163,717	452,251	4,228,416	4,680,667	1,871,431	1975	5 - 40
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,203,842	1,185,635	3,429,717	4,615,352	1,132,494	1985	5 - 40
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	362,165	270,906	2,810,664	3,081,570	1,188,356	1978	5 - 40
104 Witmer Road	Horsham, PA	—	1,248,148	—	593,447	189,793	1,651,802	1,841,595	643,313	1975	5 - 40
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	1,969,345	673,041	7,745,714	8,418,755	3,132,658	1979	5 - 40
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,235,014	489,032	5,361,165	5,850,197	2,365,400	1981	5 - 40
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	708,270	451,731	3,778,612	4,230,343	1,601,594	1975	5 - 40
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	1,855,500	558,142	6,661,015	7,219,157	2,639,758	1980	5 - 40
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,125,649	393,019	4,436,667	4,829,686	1,769,955	1975	5 - 40
132 Welsh Road	Horsham, PA	—	1,333,642	—	3,752,651	1,408,041	3,678,252	5,086,293	1,523,111	1998	5 - 40
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	957,148	294,673	3,620,870	3,915,543	1,559,023	1976	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,849,809	1982	5 - 40
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,442,612	1,265,363	9,226,493	10,491,856	4,013,758	1989	5 - 40
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,991,542	638,513	7,802,865	8,441,378	3,237,354	1990	5 - 40
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	2,291,981	502,705	6,832,578	7,335,283	2,696,472	1982	5 - 40
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	2,324,673	380,802	5,757,431	6,138,233	2,311,095	1983	5 - 40
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,962,945	270,282	4,404,221	4,674,503	1,766,596	1972	5 - 40
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,333,679	629,944	7,066,907	7,696,851	2,822,143	1990	5 - 40
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	1,068,263	436,952	5,017,226	5,454,178	2,096,540	1981	5 - 40
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,804,045	629,944	7,537,279	8,167,223	3,637,398	1990	5 - 40
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	770,989	1,140,597	2,791,895	3,932,492	888,099	2003	5 - 40
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	1,781,425	464,871	5,733,397	6,198,268	2,402,519	1978	5 - 40
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	640,370	696,061	3,980,360	4,676,421	1,715,407	1985	5 - 40
300 Welsh Road - Building 3	Horsham, PA	—	180,459	1,441,473	633,163	180,459	2,074,635	2,255,094	843,190	1983	5 - 40
300 Welsh Road - Building 4	Horsham, PA	—	282,493	2,256,508	1,780,163	282,493	4,036,671	4,319,164	1,761,750	1983	5 - 40
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,832,004	376,475	5,163,765	5,540,240	2,556,952	1982	5 - 40
355 Business Center Drive	Horsham, PA	—	483,045	898,798	544,472	471,171	1,455,144	1,926,315	546,069	2003	5 - 40
4 Walnut Grove	Horsham, PA	—	2,515,115	—	10,809,109	2,515,115	10,809,109	13,324,224	4,516,707	1999	5 - 40
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,440,949	583,628	7,311,175	7,894,803	3,193,874	1981	5 - 40
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,907,857	1,322,317	4,440,000	5,762,317	1,268,213	2003	5 - 40
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	10,625,374	1,939,712	9,751,613	11,691,325	3,498,803	2000	5 - 40
506 Prudential Road	Horsham, PA	—	208,140	895,470	894,621	208,140	1,790,091	1,998,231	802,323	1973	5 - 40
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,408,030	1,131,380	13,725,650	14,857,030	6,360,060	1988	5 - 40
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	883,754	709,967	2,254,858	2,964,825	464,979	2003	5 - 40
680 Blair Mill Road	Horsham, PA	—	3,527,151		17,475,489	4,138,577	16,864,063	21,002,640	5,312,518	2001	5 - 40
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,432,489	2,631,956	18,432,229	21,064,185	2,968,622	2006	5 - 40
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	2,866,350	2,565,140	5,873,625	8,438,765	2,331,100	1987	5 - 40
747 Dresher Road	Horsham, PA	—	1,607,238	—	5,032,964	1,607,977	5,032,225	6,640,202	2,984,537	1988	5 - 40
767 Electronic Drive	Horsham, PA	—	1,229,685	—	2,436,397	1,241,970	2,424,112	3,666,082	1,318,586	1996	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1000 South Loop West	Houston, TX	—	*	509,351	3,549,504	255,499	509,351	3,805,003	4,314,354	36,289	2013	5 - 40
10241 W Little York Rd	Houston, TX	—		558,491	5,740,552	129,761	558,491	5,870,313	6,428,804	40,844	2013	5 - 40
10245 W Little York Rd	Houston, TX	—		426,927	3,460,513	64,622	426,927	3,525,135	3,952,062	32,514	2013	5 - 40
10301 Round Up Lane	Houston, TX	—		545,501	2,927,700	599,143	545,501	3,526,842	4,072,343	217,921	2010	5 - 40
10305 Round Up Lane	Houston, TX	—		1,340,609	7,489,720	3,381,308	1,340,609	10,871,027	12,211,636	899,234	2010	5 - 40
10607 Haddington Drive	Houston, TX	—	*	201,469	1,631,561	104,388	201,469	1,735,950	1,937,419	14,698	2013	5 - 40
10735 West Little York Road	Houston, TX	—	*	1,110,988	6,351,946	2,271,088	1,135,483	8,598,539	9,734,022	2,297,741	2000	5 - 40
10739 West Little York Road	Houston, TX	—	*	797,931	5,950,894	400,330	799,560	6,349,595	7,149,155	1,799,185	1999	5 - 40
11201 Greens Crossing Boulevard	Houston, TX	—	*	1,006,194	5,412,584	2,777,537	1,008,542	8,187,773	9,196,315	1,677,006	2007	5 - 40
11502 South Main Street	Houston, TX	—	*	588,865	3,479,264	186,713	588,865	3,665,977	4,254,842	46,550	2013	5 - 40
1283 N Post Oak Rd	Houston, TX	—	*	80,730	870,656	40,876	80,730	911,532	992,262	6,872	2013	5 - 40
1287 N Post Oak Rd	Houston, TX	—	*	146,654	1,620,780	59,710	146,654	1,680,489	1,827,143	16,877	2013	5 - 40
1291 N Post Oak Rd	Houston, TX	—	*	510,102	4,129,042	217,109	510,102	4,346,151	4,856,253	54,758	2013	5 - 40
1416 N Sam Houston Parkway E	Houston, TX	—	*	218,850	1,639,902	90,023	218,850	1,729,924	1,948,774	14,111	2013	5 - 40
1420 N Sam Houston Parkway E	Houston, TX	—	*	211,279	1,554,156	107,515	211,279	1,661,671	1,872,950	14,273	2013	5 - 40
14200 Hollister Road	Houston, TX	—		1,396,794	—	4,855,857	1,699,632	4,553,019	6,252,651	189,974	2011	5 - 40
1424 N Sam Houston Parkway E	Houston, TX	—	*	283,107	2,077,323	145,748	283,107	2,223,071	2,506,178	19,688	2013	5 - 40
1428 N Sam Houston Parkway E	Houston, TX	—	*	367,446	1,952,453	102,727	367,446	2,055,179	2,422,625	20,402	2013	5 - 40
14400 Hollister Road	Houston, TX	—		1,830,419	—	6,654,454	1,861,540	6,623,333	8,484,873	16,966	2012	5 - 40
15102 Sommermeyer St	Houston, TX	—		755,121	3,155,774	230,571	755,121	3,386,345	4,141,466	36,052	2013	5 - 40
15150 Sommermeyer St	Houston, TX	—		418,580	1,564,587	131,319	418,580	1,695,906	2,114,486	17,228	2013	5 - 40
16405 Air Center Boulevard	Houston, TX	—	*	438,853	3,030,396	515,937	438,853	3,546,333	3,985,186	1,493,111	1997	5 - 40
16420 West Hardy Road	Houston, TX	—		529,876	3,267,872	118,332	529,876	3,386,204	3,916,080	35,961	2013	5 - 40
16445 Air Center Boulevard	Houston, TX	—	*	363,339	2,509,186	266,552	363,339	2,775,738	3,139,077	1,117,896	1997	5 - 40
1646 Rankin Road	Houston, TX	—	*	329,961	—	5,210,202	592,234	4,947,929	5,540,163	1,300,632	2005	5 - 40
1655 Townhurst Drive	Houston, TX	—	*	197,226	935,036	87,883	197,226	1,022,919	1,220,145	9,400	2013	5 - 40
16580 Air Center Boulevard	Houston, TX	—	*	289,000	3,559,857	1,290,182	289,000	4,850,040	5,139,040	1,462,889	1997	5 - 40
16602 Central Green Boulevard	Houston, TX	—	*	284,403	—	4,953,014	503,779	4,733,638	5,237,417	908,865	2005	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
16605 Air Center Boulevard	Houston, TX	—	*	298,999		3,417,513	496,186	3,220,326	3,716,512	927,143	2002	5 - 40
1665 Townhurst Drive	Houston, TX	—	*	452,439	2,016,585	57,074	452,439	2,073,658	2,526,097	15,817	2013	5 - 40
16680 Central Green Boulevard	Houston, TX	—	*	311,952	—	4,165,907	492,869	3,984,990	4,477,859	863,414	2001	5 - 40
16685 Air Center Boulevard	Houston, TX	—	*	414,691	—	2,459,338	414,691	2,459,338	2,874,029	576,093	2004	5 - 40
1755 Trans Central Drive	Houston, TX	—	*	293,534	3,036,269	518,093	306,147	3,541,749	3,847,896	1,107,572	1999	5 - 40
4301 S Pinemont Dr	Houston, TX	—	*	226,973	1,174,979	46,852	226,973	1,221,831	1,448,804	21,677	2013	5 - 40
4401 S Pinemont Dr	Houston, TX	—	*	244,240	1,412,622	35,635	244,240	1,448,257	1,692,497	23,544	2013	5 - 40
4501 S Pinemont Dr	Houston, TX	—	*	252,907	1,504,053	52,253	252,907	1,556,306	1,809,213	25,380	2013	5 - 40
5200 N. Sam Houston Parkway	Houston, TX	—	*	1,519,458	7,135,548	3,654,765	1,520,074	10,789,697	12,309,771	2,170,043	2007	5 - 40
5250 N. Sam Houston Parkway	Houston, TX	—	*	2,173,287	8,868,256	2,748,599	2,173,942	11,616,200	13,790,142	1,974,496	2007	5 - 40
5500 N. Sam Houston Parkway West	Houston, TX	—		1,243,541	—	6,452,951	1,513,152	6,183,340	7,696,492	295,882	2011	5 - 40
5910 West by Northwest Blvd	Houston, TX	—	*	891,397	3,765,299	203,141	891,397	3,968,440	4,859,837	40,200	2013	5 - 40
8017 Pinemont Drive	Houston, TX	—		900,953	5,323,727	114,191	900,953	5,437,918	6,338,871	45,057	2013	5 - 40
8272 El Rio Street	Houston, TX	—	*	530,494	4,108,626	206,722	530,494	4,315,348	4,845,842	35,649	2013	5 - 40
8282 El Rio Street	Houston, TX	—	*	450,422	3,304,942	180,261	450,422	3,485,203	3,935,625	30,003	2013	5 - 40
8301 Fallbrook Drive	Houston, TX	—	*	4,515,862	—	24,080,332	5,877,884	22,718,310	28,596,194	3,572,248	2006	5 - 40
850 Greens Parkway	Houston, TX	—	*	2,893,405	11,593,197	2,894,626	2,899,861	14,481,366	17,381,227	2,345,024	2007	5 - 40
860 Greens Parkway	Houston, TX	—	*	1,399,365	6,344,650	1,579,558	1,374,012	7,949,561	9,323,573	1,285,909	2007	5 - 40
8801 A-E Wallisville Rd	Houston, TX	—	*	444,205	2,340,333	108,163	444,205	2,448,496	2,892,701	22,120	2013	5 - 40
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	*	2,290,001	15,297,141	1,867,404	2,290,002	17,164,544	19,454,546	4,657,668	2000	5 - 40
8802-8824 Fallbrook Drive	Houston, TX	—	*	2,774,995	6,364,767	1,362,915	2,775,021	7,727,655	10,502,676	2,101,491	2004	5 - 40
8811 A-E Wallisville Rd	Houston, TX	—	*	373,412	1,963,599	96,907	373,412	2,060,506	2,433,918	20,969	2013	5 - 40
8825-8839 N Sam Houston Pkwy	Houston, TX	—	*	638,453	3,258,815	650,142	638,477	3,908,932	4,547,409	958,990	2004	5 - 40
8850-8872 Fallbrook Drive	Houston, TX	—	*	504,317	2,878,351	1,054,230	504,341	3,932,557	4,436,898	1,303,330	2004	5 - 40
9500-9540 Clay Road	Houston, TX	—	*	1,412,849	7,279,448	336,295	1,412,849	7,615,743	9,028,592	63,534	2013	5 - 40
Liberty 11 at Central Green	Houston, TX	—		1,748,348	—	9,336,316	2,120,319	8,964,345	11,084,664	164,651	2012	5 - 40
Cabot III UK1B01	Isle of Man, UK	—		11,888,058	35,003,668	—	11,888,058	35,003,668	46,891,726	646,011	2013	5 - 40
1011 N Hilltop Drive	Itasca, IL	—		842,043	984,087	42,920	842,043	1,027,007	1,869,050	7,617	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1035 N Hilltop Drive	Itasca, IL	—		875,172	2,071,051	52,042	875,172	2,123,094	2,998,266	16,965	2013	5 - 40
1549 W Glenlake Avenue	Itasca, IL	—	*	1,339,627	3,763,288	79,355	1,339,627	3,842,642	5,182,269	29,399	2013	5 - 40
901 N Hilltop Drive	Itasca, IL	—		866,378	2,112,616	38,715	866,378	2,151,331	3,017,709	15,922	2013	5 - 40
925 N Hilltop Drive	Itasca, IL	—		945,251	2,010,181	46,316	945,251	2,056,497	3,001,748	15,961	2013	5 - 40
8241 Sandy Court	Jessup, MD	—		1,246,618	6,844,393	270,912	1,246,618	7,115,304	8,361,922	56,334	2013	5 - 40
8242 Sandy Court	Jessup, MD	—		1,488,746	9,072,440	363,544	1,488,746	9,435,984	10,924,730	70,410	2013	5 - 40
8246 Sandy Court	Jessup, MD	—		590,922	3,374,522	65,542	590,922	3,440,064	4,030,986	26,282	2013	5 - 40
1305 Chastain Road NW	Kennesaw, GA	—	*	808,159	5,712,959	536,521	808,159	6,249,480	7,057,639	63,945	2013	5 - 40
1325 Chastain Road NW	Kennesaw, GA	—	*	1,612,924	9,771,680	1,055,382	1,612,924	10,827,062	12,439,986	117,822	2013	5 - 40
3600 Cobb International Bld NW	Kennesaw, GA	—		716,860	6,962,212	409,426	716,860	7,371,639	8,088,499	67,898	2013	5 - 40
Unit 1 Bear Way	Kettering, UK	—		10,849,890	36,219,855	—	10,849,890	36,219,855	47,069,745	667,061	2013	5 - 40
151 South Warner Road	King of Prussia, PA	—		1,218,086	6,937,866	7,192,372	1,187,900	14,160,424	15,348,324	2,183,117	1980	5 - 40
170 South Warner Road	King of Prussia, PA	—		547,800	3,137,400	4,421,277	458,232	7,648,245	8,106,477	2,809,789	1980	5 - 40
180 South Warner Drive	King of Prussia, PA	—		995,393	—	8,754,035	—	9,749,428	9,749,428	870,655	2009	5 - 40
190 South Warner Road	King of Prussia, PA	—		552,200	3,162,600	1,063,496	461,909	4,316,387	4,778,296	2,112,178	1980	5 - 40
2100 Renaissance Boulevard	King of Prussia, PA	—		1,110,111	—	12,098,486	1,132,519	12,076,078	13,208,597	3,702,844	1999	5 - 40
2201 Renaissance Boulevard	King of Prussia, PA	—		2,370,895	—	15,284,223	2,413,514	15,241,604	17,655,118	5,481,014	2000	5 - 40
2300 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	3,050,939	574,152	2,986,367	3,560,519	1,444,383	1999	5 - 40
2301 Renaissance Boulevard	King of Prussia, PA	—		1,645,246	—	30,080,438	4,581,649	27,144,035	31,725,684	10,059,898	2002	5 - 40
2500 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	2,662,758	592,886	2,579,452	3,172,338	1,140,031	1999	5 - 40
2520 Renaissance Boulevard	King of Prussia, PA	—		1,020,000	—	4,622,740	978,402	4,664,338	5,642,740	2,198,388	1999	5 - 40
2560 Renaissance Boulevard	King of Prussia, PA	—		607,210	—	3,122,044	649,792	3,079,462	3,729,254	1,358,606	2000	5 - 40
2700 Horizon Drive	King of Prussia, PA	—		764,370	—	3,643,566	867,815	3,540,121	4,407,936	1,525,767	1998	5 - 40
2900 Horizon Drive	King of Prussia, PA	—		679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,519,241	1998	5 - 40
3000 Horizon Drive	King of Prussia, PA	—		1,191,449	—	2,476,299	946,703	2,721,045	3,667,748	1,038,239	1997	5 - 40
3100 Horizon Drive	King of Prussia, PA	—		601,956	—	2,192,852	611,436	2,183,372	2,794,808	847,707	1995	5 - 40
3200 Horizon Drive	King of Prussia, PA	—		928,637	—	6,272,635	1,210,137	5,991,135	7,201,272	2,268,296	1996	5 - 40
3400 Horizon Drive	King of Prussia, PA	—		776,496	3,139,068	1,537,958	776,496	4,677,025	5,453,521	1,765,636	1995	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3500 Horizon Drive	King of Prussia, PA	—		1,204,839	—	2,830,072	1,223,875	2,811,036	4,034,911	1,200,183	1996	5 - 40
3600 Horizon Drive	King of Prussia, PA	—		236,432	1,856,252	743,039	236,432	2,599,291	2,835,723	1,034,493	1989	5 - 40
3602 Horizon Drive	King of Prussia, PA	—		217,734	1,759,489	385,029	217,809	2,144,443	2,362,252	888,596	1989	5 - 40
3604 Horizon Drive	King of Prussia, PA	—		397,178	—	1,836,269	350,874	1,882,573	2,233,447	771,370	1998	5 - 40
440 East Swedesford Road	King of Prussia, PA	—		717,001	4,816,121	2,824,138	717,001	7,640,259	8,357,260	3,604,214	1988	5 - 40
460 East Swedesford Road	King of Prussia, PA	—		705,317	4,737,487	4,083,817	705,317	8,821,304	9,526,621	3,708,707	1988	5 - 40
650 Swedesford Road	King of Prussia, PA	—		952,911	6,722,830	8,139,683	952,911	14,862,513	15,815,424	6,614,425	1971	5 - 40
680 Swedesford Road	King of Prussia, PA	—		952,361	6,722,830	7,217,277	952,361	13,940,107	14,892,468	6,234,016	1971	5 - 40
1700 Interstate Drive	Lakeland, FL	—		650,000	5,444,220	—	650,000	5,444,220	6,094,220	164,953	2012	5 - 40
5801 Columbia Park Road	Landover,MD	—		1,187,620	4,598,346	182,789	1,187,620	4,781,135	5,968,755	38,810	2013	5 - 40
11425 State Highway 225	LaPorte, TX	—	*	975,974	3,409,036	8,957	977,542	3,416,424	4,393,966	714,598	2006	5 - 40
11503 State Highway 225	LaPorte, TX	—	*	2,561,931	9,695,493	237,274	2,566,047	9,928,651	12,494,698	1,945,902	2006	5 - 40
640 S State Road 39	Lebanon,IN	—		1,612,787	18,065,552	1,213,251	1,612,787	19,278,803	20,891,590	168,035	2013	5 - 40
7528 Walker Way	Lehigh, PA	—		893,441	—	5,510,457	779,330	5,624,568	6,403,898	1,613,828	2004	5 - 40
8301 Industrial Boulevard	Lehigh, PA	—		11,249,550	—	45,365,956	11,254,716	45,360,790	56,615,506	9,145,860	2005	5 - 40
8500 Willard Drive	Lehigh, PA	2,620,462		6,398,815	—	21,851,472	7,734,826	20,515,461	28,250,287	3,041,960	2004	5 - 40
875 Maxham Road	Lithia Springs, GA	—		445,493	10,160,616	558,420	445,493	10,719,036	11,164,529	86,272	2013	5 - 40
2145 Center Square Road	Logan Township, NJ	—		817,326	5,466,668	310,105	817,326	5,776,773	6,594,099	81,911	2013	5 - 40
7533 Industrial Parkway	Lower Macungie, PA	—		5,603,460	18,807,987	2,434,039	5,603,460	21,242,026	26,845,486	2,045,508	2011	5 - 40
1901 Summit Tower Boulevard	Maitland, FL	—		6,078,791	12,348,567	2,053,578	6,083,206	14,397,731	20,480,937	6,291,291	1998	5 - 40
1 Country View Road	Malvern, PA	—		400,000	3,600,000	6,360,798	406,421	9,954,377	10,360,798	3,704,662	1982	5 - 40
1 Great Valley Parkway	Malvern, PA	—		419,460	3,792,570	1,350,316	419,460	5,142,886	5,562,346	1,928,648	1982	5 - 40
10 Great Valley Parkway	Malvern, PA	—		823,540	1,341,376	459,973	832,244	1,792,645	2,624,889	590,788	2003	5 - 40
10 Valley Stream Parkway	Malvern, PA	—		509,075	—	2,726,213	509,899	2,725,389	3,235,288	1,789,979	1984	5 - 40
10, 20 Liberty Boulevard	Malvern, PA	—		724,058	—	5,827,720	724,846	5,826,932	6,551,778	3,506,696	1985	5 - 40
100 Chesterfield Parkway	Malvern, PA	—		1,320,625	—	7,321,902	1,965,944	6,676,583	8,642,527	3,366,709	1998	5 - 40
1001 Cedar Hollow Road	Malvern, PA	—		1,436,814	—	16,163,891	1,676,470	15,924,235	17,600,705	7,708,864	1998	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
11 Great Valley Parkway	Malvern, PA	—	496,297	—	2,960,712	708,331	2,748,678	3,457,009	887,432	2001	5 - 40
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	14,960,110	1,837,878	14,959,282	16,797,160	11,580,321	1986	5 - 40
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,326,294	128,767	1,328,216	1,456,983	910,800	1982	5 - 40
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,569,322	643,892	5,589,712	6,233,604	3,657,798	1988	5 - 40
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,640,082	626,068	2,639,161	3,265,229	1,954,876	1981	5 - 40
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	68,969	397,293	4,041,933	4,439,226	1,503,167	1980	5 - 40
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,903,540	5,405,042	11,903,539	17,308,581	3,157,412	2003	5 - 40
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	6,062,255	466,413	6,061,381	6,527,794	3,436,599	1987	5 - 40
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	641,555	807,638	3,068,903	3,876,541	2,401,423	1989	5 - 40
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,086,503	505,458	5,085,656	5,591,114	3,457,782	1983	5 - 40
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,347,289	449,447	2,346,617	2,796,064	1,820,823	1977	5 - 40
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,268,833	531,534	2,268,028	2,799,562	1,616,657	1984	5 - 40
3 Country View Road	Malvern, PA	—	814,278	—	5,142,433	1,128,881	4,827,830	5,956,711	1,868,164	1998	5 - 40
30 Great Valley Parkway	Malvern, PA	—	128,126	—	554,378	128,783	553,721	682,504	372,198	1975	5 - 40
300 Technology Drive	Malvern, PA	—	368,626	—	1,351,625	374,497	1,345,754	1,720,251	884,437	1985	5 - 40
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,607,142	1,393,919	5,150,435	6,544,354	2,944,236	1988	5 - 40
311 Technology Drive	Malvern, PA	—	397,131	—	2,713,845	397,948	2,713,028	3,110,976	1,805,580	1984	5 - 40
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,708,843	524,230	3,708,143	4,232,373	2,286,593	1985	5 - 40
375 Technology Drive	Malvern, PA	—	191,114	—	1,625,516	234,922	1,581,708	1,816,630	641,806	1998	5 - 40
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,904,729	4,241,168	20,641,787	24,882,955	8,383,098	1989	5 - 40
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	2,315,958	325,775	2,313,101	2,638,876	1,534,806	1987	5 - 40
420 Lapp Road	Malvern, PA	—	1,054,418	—	8,850,116	1,055,243	8,849,291	9,904,534	4,249,871	1989	5 - 40
425 Technology Drive	Malvern, PA	—	191,114	—	1,700,603	321,473	1,570,244	1,891,717	654,666	1998	5 - 40
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,322,821	4,749,748	14,953,294	19,703,042	7,245,970	1999	5 - 40
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,331,125	795,831	4,330,437	5,126,268	2,927,317	1974	5 - 40
5 Country View Road	Malvern, PA	—	785,168	4,678,632	226,536	786,235	4,904,101	5,690,336	2,231,504	1985	5 - 40
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,652,942	684,200	7,834,603	8,518,803	3,356,876	1983	5 - 40
50 Morehall Road	Malvern, PA	—	849,576	—	13,104,302	1,337,076	12,616,802	13,953,878	6,568,093	1997	5 - 40
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	2,434,613	323,792	2,434,792	2,758,584	1,538,462	1987	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
500 Chesterfield Parkway	Malvern, PA	—		472,364	—	3,156,878	756,847	2,872,395	3,629,242	1,675,028	1988	5 - 40
508 Lapp Road	Malvern, PA	—		331,392	—	1,713,394	332,216	1,712,570	2,044,786	1,248,445	1984	5 - 40
510 Lapp Road	Malvern, PA	—		356,950	—	926,587	357,751	925,786	1,283,537	723,943	1983	5 - 40
55 Valley Stream Parkway	Malvern, PA	—		215,005	—	4,094,361	215,818	4,093,548	4,309,366	2,874,838	1983	5 - 40
60 Morehall Road	Malvern, PA	—		865,424	9,285,000	5,182,805	884,974	14,448,255	15,333,229	9,061,777	1989	5 - 40
600 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	9,074,858	2,784,282	8,304,326	11,088,608	3,957,954	1999	5 - 40
65 Valley Stream Parkway	Malvern, PA	—		381,544	—	6,785,626	382,361	6,784,809	7,167,170	4,999,023	1983	5 - 40
7 Great Valley Parkway	Malvern, PA	—		176,435	—	6,593,330	177,317	6,592,448	6,769,765	3,104,195	1985	5 - 40
700 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	8,829,877	2,771,540	8,072,087	10,843,627	3,926,051	1999	5 - 40
75 Great Valley Parkway	Malvern, PA	—		143,074	—	618,372	143,811	617,635	761,446	505,537	1977	5 - 40
77-123 Great Valley Parkway	Malvern, PA	—		887,664	—	5,232,375	888,359	5,231,680	6,120,039	3,789,228	1978	5 - 40
1169 Canton Rd	Marietta, GA	—	*	1,232,219	17,897,326	435,643	1,232,219	18,332,969	19,565,188	130,432	2013	5 - 40
65 Brookfield Oaks Drive	Mauldin, SC	—		557,174	—	2,842,439	506,318	2,893,295	3,399,613	603,024	2004	5 - 40
75 Brookfield Oaks Drive	Mauldin, SC	—		419,731	—	2,332,292	430,909	2,321,114	2,752,023	565,611	2003	5 - 40
126-132 Liberty Industrial Pkw	McDonough, GA	—		600,666	4,184,131	480,533	600,666	4,664,663	5,265,329	72,925	2013	5 - 40
95-115 Liberty Industrial Pkwy	McDonough, GA	—		660,420	4,785,127	526,335	660,420	5,311,462	5,971,882	61,944	2013	5 - 40
11401 NW 134th Street	Medley, FL	—	*	5,558,619	17,678,237	730,681	5,558,619	18,408,918	23,967,537	176,279	2013	5 - 40
3824-3960 Crowfarn Drive	Memphis, TN	—		291,223	1,044,953	74,204	291,223	1,119,156	1,410,379	23,364	2013	5 - 40
4700 Nathan Lane North	Minneapolis, MN	—		1,501,308	8,446,083	13,720,236	1,501,308	22,166,319	23,667,627	4,819,927	1996	5 - 40
12501 & 12701 Whitewater Drive	Minnetonka, MN	—		2,175,209	3,948,085	8,574,579	2,177,953	12,519,920	14,697,873	3,604,849	1986	5 - 40
12800 Whitewater Drive	Minnetonka, MN	—		1,273,600	3,158,737	1,082,966	1,273,731	4,241,571	5,515,302	240,525	2011	5 - 40
12900 Whitewater Drive	Minnetonka, MN	—		1,236,560	2,762,325	1,023,214	1,236,687	3,785,412	5,022,099	212,508	2011	5 - 40
5400-5500 Feltl Road	Minnetonka, MN	—		883,895	7,983,345	2,466,053	883,895	10,449,398	11,333,293	4,538,606	1985	5 - 40
6000 Clearwater Drive	Minnetonka, MN	—		985,016	2,091,371	2,503,007	985,117	4,594,277	5,579,394	253,018	2011	5 - 40
456 International Parkway	Minooka, IL	—		3,862,683	14,357,981	3,540	3,862,683	14,361,521	18,224,204	1,095,591	2012	5 - 40
3100 SW 145th Avenue	Miramar, FL	—		6,204,407	—	16,706,567	6,265,000	16,645,974	22,910,974	2,182,874	2007	5 - 40
3350 SW 148th Avenue	Miramar, FL	—		2,960,511	—	18,332,548	2,980,689	18,312,370	21,293,059	7,221,373	2000	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3400 Lakeside Drive	Miramar, FL	—		2,022,153	11,345,881	2,005,331	2,022,153	13,351,212	15,373,365	5,350,136	1990	5 - 40
3450 Lakeside Drive	Miramar, FL	—		2,022,152	11,357,143	2,802,516	2,022,152	14,159,659	16,181,811	6,059,965	1990	5 - 40
21 S Middlesex Avenue	Monroe Township, NJ	—	*	2,097,170	9,715,401	535,119	2,097,170	10,250,520	12,347,690	92,629	2013	5 - 40
4 S Middlesex Avenue	Monroe Township, NJ	—	*	2,263,153	10,261,759	594,026	2,263,153	10,855,785	13,118,938	88,852	2013	5 - 40
323 Park Knoll Drive	Morrisville, NC	2,614,609		1,071,600	4,397,807	1,022,728	1,071,600	5,420,535	6,492,135	683,726	2010	5 - 40
324 Park Knoll Drive	Morrisville, NC	—	*	1,449,092	4,424,932	305,792	1,449,450	4,730,366	6,179,816	850,539	2007	5 - 40
619 Distribution Drive	Morrisville, NC	—	*	1,031,430	5,655,167	341,601	1,031,685	5,996,513	7,028,198	1,075,863	2007	5 - 40
627 Distribution Drive	Morrisville, NC	—	*	1,061,370	5,152,110	600,687	1,061,632	5,752,535	6,814,167	953,626	2007	5 - 40
701 Distribution Drive	Morrisville, NC	—	*	1,300,889	5,313,226	207,184	1,301,211	5,520,088	6,821,299	982,101	2007	5 - 40
220 Lake Drive	Newark, DE	—		566,650	6,099,337	361,819	566,650	6,461,156	7,027,806	80,822	2013	5 - 40
222 Lake Drive	Newark, DE	—		1,045,238	1,975,553	149,013	1,045,238	2,124,565	3,169,803	29,443	2013	5 - 40
1879 Lamont Avenue	Odenton, MD	—		1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	2,815,153	2004	5 - 40
350 Winmeyer Avenue	Odenton, MD	—		1,778,400	7,289,165	2,069,298	1,809,927	9,326,936	11,136,863	2,295,694	2004	5 - 40
4000 E Airport Drive	Ontario, CA	—		2,686,533	10,125,772	347,718	2,686,533	10,473,490	13,160,023	81,663	2013	5 - 40
1000 Gills Drive	Orlando, FL	—		415,906	—	2,713,878	435,400	2,694,384	3,129,784	408,256	2006	5 - 40
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,367,678	680,312	3,488,432	4,168,744	1,060,925	2003	5 - 40
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	443,582	522,991	3,006,331	3,529,322	1,294,479	1985	5 - 40
10771 Palm Bay Drive	Orlando, FL	—		664,605		2,363,613	685,383	2,342,835	3,028,218	709,672	2001	5 - 40
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	1,401,321	878,320	3,960,154	4,838,474	1,039,531	2003	5 - 40
1400-1440 Central Florida Parkway	Orlando, FL	—		518,043	2,561,938	972,059	518,043	3,533,997	4,052,040	1,415,579	1962	5 - 40
1902 Cypress Lake Drive	Orlando, FL	—		523,512	3,191,790	1,501,108	538,512	4,677,898	5,216,410	1,811,632	1989	5 - 40
1950 Summit Park Drive	Orlando, FL	—		2,573,700	17,478,646	3,366,242	2,583,667	20,834,921	23,418,588	5,598,959	2005	5 - 40
1958 Summit Park Drive	Orlando, FL	—		2,573,961	11,206,937	10,302,131	2,583,216	21,499,813	24,083,029	4,753,999	2005	5 - 40
2000 Park Oaks Avenue	Orlando, FL	—	*	913,201	6,818,610	230,114	913,201	7,048,724	7,961,925	58,079	2013	5 - 40
201 Summit Park Drive	Orlando, FL	—		4,435,921	—	38,416,263	4,510,990	38,341,194	42,852,184	4,114,956	2008	5 - 40
2202 Taft-Vineland Road	Orlando, FL	—		1,283,713	—	5,350,222	1,283,713	5,350,222	6,633,935	2,340,664	2004	5 - 40
2212 Taft Vineland Road	Orlando, FL	—		838,853	—	4,084,540	767,953	4,155,440	4,923,393	954,226	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,667	825,673	2,136,290	2,961,963	577,460	2005	5 - 40
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	2,521,108	2,271,785	10,007,496	12,279,281	2,442,643	2004	5 - 40
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	3,215,820	642,427	2,959,357	3,601,784	920,539	2001	5 - 40
2412 Sand Lake Road	Orlando, FL	—	1,236,819	3,243,314	1,080,993	1,244,667	4,316,459	5,561,126	102,027	2012	5 - 40
2416 Lake Orange Drive	Orlando, FL	—	535,964		2,707,004	704,800	2,538,168	3,242,968	836,397	2002	5 - 40
6200 Lee Vista Boulevard	Orlando, FL	—	1,435,301	6,174,642	638,970	1,435,301	6,813,612	8,248,913	1,295,111	2006	5 - 40
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,660,760	925,671	5,638,790	6,564,461	1,742,041	2001	5 - 40
6918 Presidents Drive	Orlando, FL	—	872,550	2,526,043	8,631	872,550	2,534,674	3,407,224	113,853	2012	5 - 40
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,427	830,953	3,863,175	4,694,128	871,059	2006	5 - 40
7022 TPC Drive	Orlando, FL	—	1,443,510	6,775,194	538,223	1,457,286	7,299,642	8,756,928	1,442,201	2006	5 - 40
7100 TPC Drive	Orlando, FL	—	1,431,489	8,002,539	793,222	1,445,807	8,781,443	10,227,250	1,640,546	2006	5 - 40
7101 TPC Drive	Orlando, FL	—	1,553,537	5,702,243	329,099	1,570,863	6,014,016	7,584,879	1,154,156	2006	5 - 40
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,052,761	1,932,004	8,440,657	10,372,661	2,810,050	2004	5 - 40
8201 Chancellor Drive	Orlando, FL	—	4,295,972	15,564,905	2,994,969	4,295,972	18,559,875	22,855,847	3,178,833	2010	5 - 40
851 Gills Drive	Orlando, FL	—	332,992	—	2,861,135	373,500	2,820,627	3,194,127	460,129	2006	5 - 40
950 Gills Drive	Orlando, FL	—	443,989	—	2,907,134	464,800	2,886,323	3,351,123	411,719	2006	5 - 40
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,507,801	587,319	2,495,313	3,082,632	1,044,792	1999	5 - 40
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	102,860	252,850	1,400,783	1,653,633	549,904	1989	5 - 40
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	298,443	405,362	1,444,989	1,850,351	550,617	1989	5 - 40
13 Centennial Drive	Peabody, MA	—	1,203,464	7,752,384	489,439	1,203,464	8,241,823	9,445,287	111,551	2013	5 - 40
1 Crescent Drive	Philadelphia, PA	—	567,280	—	15,417,229	347,892	15,636,617	15,984,509	3,015,280	2004	5 - 40
12285 McNulty Road	Philadelphia, PA	—	532,748	2,126,150	152,538	532,748	2,278,689	2,811,437	35,995	2013	5 - 40
150 Rouse Boulevard	Philadelphia, PA	—	567,531	—	13,999,552	569,349	13,997,734	14,567,083	496,978	2011	5 - 40
3 Crescent Drive	Philadelphia, PA	—	214,726	—	22,906,987	417,823	22,703,890	23,121,713	2,484,841	2008	5 - 40
4000 S 26th Street	Philadelphia, PA	—	51,784	—	7,097,969	616,467	6,533,286	7,149,753	228,285	2011	5 - 40
4050 S 26th Street	Philadelphia, PA	—	46,301	—	7,018,037	616,670	6,447,668	7,064,338	280,999	2011	5 - 40
4300 South 26th Street	Philadelphia, PA	—	402,673	—	34,872,598	413,030	34,862,241	35,275,271	3,880,730	2008	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4751 League Island Boulevard	Philadelphia, PA	—		992,965	331,924	7,223,254	1,022,081	7,526,062	8,548,143	2,041,669	2003	5 - 40
4775 League Island Boulevard	Philadelphia, PA	—		891,892	—	4,623,172	366,982	5,148,082	5,515,064	810,065	2006	5 - 40
5 Crescent Drive	Philadelphia, PA	—		1,765,341	—	74,982,228	1,897,041	74,850,528	76,747,569	1,827,449	2011	5 - 40
8th & Walnut Streets	Philadelphia, PA	44,463,003		734,275	—	45,224,560	4,349,661	41,609,174	45,958,835	341,951	2011	5 - 40
2626 South 7th Street	Phoenix, AZ	—		2,519,510	3,798,560	3,286,737	2,519,510	7,085,297	9,604,807	228,380	2012	5 - 40
4207 E. Cotton Center Boulevard	Phoenix, AZ	—		1,409,908	4,680,808	1,100,202	1,410,248	5,780,670	7,190,918	1,401,486	2007	5 - 40
4217 E. Cotton Center Boulevard	Phoenix, AZ	—		6,920,980	10,045,599	3,757,067	6,690,321	14,033,325	20,723,646	2,988,108	2007	5 - 40
4303 E. Cotton Center Boulvard	Phoenix, AZ	—	*	2,619,964	9,675,711	43,651	2,619,964	9,719,362	12,339,326	1,883,829	2007	5 - 40
4313 E. Cotton Center Boulevard	Phoenix, AZ	—	*	3,895,539	16,724,283	1,467,793	3,895,539	18,192,076	22,087,615	3,801,214	2007	5 - 40
4405 E. Cotton Center Boulevard	Phoenix, AZ	—	*	2,646,318	9,697,439	825,620	2,646,318	10,523,059	13,169,377	1,931,623	2007	5 - 40
4410 E. Cotton Center Boulevard	Phoenix, AZ	—		4,758,484	10,559,563	5,608,207	4,765,172	16,161,082	20,926,254	3,290,039	2007	5 - 40
4415 E. Cotton Center Boulevard	Phoenix, AZ	—	*	1,749,957	3,667,748	465,844	1,749,957	4,133,592	5,883,549	786,739	2007	5 - 40
4425 E. Cotton Center Boulvard	Phoenix, AZ	—	*	7,318,457	24,549,401	(473,426)	7,318,457	24,075,975	31,394,432	3,927,918	2007	5 - 40
4435 E. Cotton Center Boulevard	Phoenix, AZ	—		1,910,584	1,954,020	2,166,648	1,911,045	4,120,208	6,031,253	1,040,886	2007	5 - 40
4550 South 44th Street	Phoenix, AZ	—		5,380,972	—	9,257,593	6,391,283	8,247,282	14,638,565	2,049,181	2007	5 - 40
4610 South 44th Street	Phoenix, AZ	—		6,539,310	—	10,331,533	6,827,288	10,043,555	16,870,843	1,663,976	2007	5 - 40
4750 South 44th Place	Phoenix, AZ	—		3,756,307	8,336,400	4,190,610	3,761,587	12,521,730	16,283,317	2,136,090	2007	5 - 40
563 South 63rd Avenue	Phoenix, AZ	—		5,523,427	14,581,705	7,876,524	5,636,070	22,345,586	27,981,656	281,487	2013	5 - 40
9801 South 51st Street	Phoenix, AZ	—		2,225,839	2,059,235	1,063,738	2,225,839	3,122,973	5,348,812	267,643	2012	5 - 40
Cotton Center Building 18	Phoenix, AZ	—		11,222,938	—	15,254,730	11,318,033	15,159,635	26,477,668	309,257	2012	5 - 40
1000 Klein Road	Plano, TX	—		706,660	5,894,330	248,060	706,660	6,142,391	6,849,051	47,536	2013	5 - 40
1901 10th Street	Plano, TX	—	*	555,168	6,401,789	336,023	555,168	6,737,812	7,292,980	57,231	2013	5 - 40
1909 10th Street	Plano, TX	—	*	551,706	5,797,440	262,150	551,706	6,059,590	6,611,296	51,828	2013	5 - 40
3605 East Plano Parkway	Plano, TX	—		1,047,996	9,218,748	355,589	1,047,996	9,574,336	10,622,332	76,223	2013	5 - 40
3701 East Plano Parkway	Plano, TX	—		877,564	7,460,686	332,221	877,564	7,792,906	8,670,470	63,480	2013	5 - 40
800 Klein Road	Plano, TX	—		580,456	5,681,283	299,393	580,456	5,980,676	6,561,132	53,087	2013	5 - 40
900 Klein Road	Plano, TX	—		723,534	6,004,923	349,690	723,534	6,354,613	7,078,147	53,655	2013	5 - 40
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	337,494	1,689,726	8,274,639	9,964,365	3,145,391	1994	5 - 40
2250 Hickory Road	Plymouth Meeting, PA	—		1,015,851	9,175,555	3,070,214	1,024,040	12,237,581	13,261,621	5,510,733	1985	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
14630-14650 28th Avenue North	Plymouth, MN	—		198,205	1,793,422	733,275	198,205	2,526,696	2,724,901	1,167,527	1978	5 - 40
2920 Northwest Boulevard	Plymouth, MN	—		392,026	3,433,678	434,126	384,235	3,875,595	4,259,830	1,549,911	1997	5 - 40
5905 Trenton Lane North	Plymouth, MN	—		1,616,360	4,487,462	388,509	1,616,360	4,875,970	6,492,330	45,381	2013	5 - 40
6055 Nathan Lane North	Plymouth, MN	—	*	1,327,017	4,527,404	319,429	1,327,017	4,846,833	6,173,850	43,172	2013	5 - 40
1400 SW 6th Court	Pompano Beach, FL	—		1,157,049	4,620,956	1,294,899	1,157,049	5,915,855	7,072,904	2,116,446	1986	5 - 40
1405 SW 6th Court	Pompano Beach, FL	—		392,138	1,565,787	444,436	392,138	2,010,224	2,402,362	868,485	1985	5 - 40
1500 SW 5th Court	Pompano Beach, FL	—		972,232	3,892,085	503,712	972,232	4,395,797	5,368,029	1,730,940	1957	5 - 40
1501 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	342,376	203,247	1,153,470	1,356,717	408,458	1990	5 - 40
1601 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	78,411	203,247	889,505	1,092,752	345,590	1990	5 - 40
1651 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	183,052	203,247	994,146	1,197,393	364,633	1990	5 - 40
2201-2215 NW 30th Place	Pompano Beach, FL	—		1,120,328	3,427,358	96,028	1,120,328	3,523,386	4,643,714	30,893	2013	5 - 40
2250-2270 NW 30th Place	Pompano Beach, FL	—		993,015	2,423,174	123,273	993,015	2,546,447	3,539,462	21,532	2013	5 - 40
2280-2300 NW 30th Place	Pompano Beach, FL	—		906,947	2,157,802	156,054	906,947	2,313,857	3,220,804	17,823	2013	5 - 40
2301-2329 NW 30th Place	Pompano Beach, FL	—		1,268,707	3,079,811	109,158	1,268,707	3,188,969	4,457,676	28,692	2013	5 - 40
3000 NW 25th Avenue	Pompano Beach, FL	—		1,087,554	2,897,117	107,430	1,087,554	3,004,547	4,092,101	28,291	2013	5 - 40
3001-3037 NW 25th Avenue	Pompano Beach, FL	—		1,548,542	3,512,041	182,217	1,548,542	3,694,259	5,242,801	34,966	2013	5 - 40
3012-3050 NW 25th Avenue	Pompano Beach, FL	—		1,112,781	2,763,862	209,767	1,112,781	2,973,628	4,086,409	24,616	2013	5 - 40
595 SW 13th Terrace	Pompano Beach, FL	—		359,933	1,437,116	624,145	359,933	2,061,261	2,421,194	840,297	1984	5 - 40
601 SW 13th Terrace	Pompano Beach, FL	—		164,413	655,933	279,326	164,413	935,259	1,099,672	434,373	1984	5 - 40
605 SW 16th Terrace	Pompano Beach, FL	—		310,778	1,238,324	186,248	310,178	1,425,172	1,735,350	663,040	1965	5 - 40
8720 Rochester Avenue	Ranco Cucamonga, CA	—		1,304,547	3,371,959	104,950	1,304,547	3,476,909	4,781,456	25,864	2013	5 - 40
301 Hill Carter Parkway	Richmond, VA	—		659,456	4,836,010	159,898	659,456	4,995,908	5,655,364	2,377,111	1989	5 - 40
4101-4127 Carolina Avenue	Richmond, VA	—		310,854	2,279,597	1,093,550	310,854	3,373,147	3,684,001	1,518,335	1973	5 - 40
4201-4261 Carolina Avenue	Richmond, VA	—		693,203	5,083,493	1,908,968	693,203	6,992,461	7,685,664	3,263,202	1975	5 - 40
4263-4299 Carolina Avenue	Richmond, VA	—		256,203	2,549,649	2,159,827	256,203	4,709,476	4,965,679	2,057,224	1976	5 - 40
4263F-N. Carolina Avenue	Richmond, VA	—		91,476	—	1,760,194	91,599	1,760,071	1,851,670	789,708	1975	5 - 40
4301-4335 Carolina Avenue	Richmond, VA	—		223,696	1,640,435	2,470,110	223,696	4,110,545	4,334,241	1,549,168	1978	5 - 40
4337-4379 Carolina Avenue	Richmond, VA	—		325,303	2,385,557	1,293,892	325,303	3,679,449	4,004,752	1,744,383	1979	5 - 40
4401-4445 Carolina Avenue	Richmond, VA	—		615,038	4,510,272	443,077	615,038	4,953,349	5,568,387	2,314,990	1988	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4447-4491 Carolina Avenue	Richmond, VA	—		454,056	2,729,742	364,252	454,056	3,093,994	3,548,050	1,580,731	1987	5 - 40
4501-4549 Carolina Avenue	Richmond, VA	—		486,166	3,565,211	553,422	486,166	4,118,633	4,604,799	1,882,892	1981	5 - 40
4551-4593 Carolina Avenue	Richmond, VA	—		474,360	3,478,646	944,590	474,360	4,423,236	4,897,596	2,088,072	1982	5 - 40
4601-4643 Carolina Avenue	Richmond, VA	—		652,455	4,784,675	769,136	652,455	5,553,811	6,206,266	2,805,560	1985	5 - 40
4645-4683 Carolina Avenue	Richmond, VA	—		404,616	2,967,187	541,284	404,616	3,508,471	3,913,087	1,624,533	1985	5 - 40
4717-4729 Eubank Road	Richmond, VA	—		449,447	3,294,697	2,212,870	452,263	5,504,751	5,957,014	2,275,160	1978	5 - 40
510 Eastpark Court	Richmond, VA	—		261,961	2,110,874	470,589	262,210	2,581,214	2,843,424	1,206,531	1989	5 - 40
520 Eastpark Court	Richmond, VA	—		486,118	4,083,582	698,931	486,598	4,782,033	5,268,631	1,931,125	1989	5 - 40
530 Eastpark Court	Richmond, VA	—		266,883	—	2,582,885	334,772	2,514,996	2,849,768	994,877	1999	5 - 40
540 Eastpark Court	Richmond, VA	—		742,300	—	5,415,233	1,066,839	5,090,694	6,157,533	751,308	2007	5 - 40
5600-5626 Eastport Boulevard	Richmond, VA	—		489,941	3,592,900	536,950	489,941	4,129,850	4,619,791	1,787,664	1989	5 - 40
5601-5659 Eastport Boulevard	Richmond, VA	—		705,660	—	4,769,910	720,100	4,755,470	5,475,570	2,165,001	1996	5 - 40
5650-5674 Eastport Boulevard	Richmond, VA	—		644,384	4,025,480	215,069	644,384	4,240,549	4,884,933	1,998,249	1990	5 - 40
5700 Eastport Boulevard	Richmond, VA	—		408,729	2,697,348	677,432	408,729	3,374,780	3,783,509	1,789,346	1990	5 - 40
5701-5799 Eastport Boulevard	Richmond, VA	—		694,644	—	5,612,200	700,503	5,606,341	6,306,844	2,084,265	1998	5 - 40
5900 Eastport Boulevard	Richmond, VA	—		676,661	—	4,974,338	687,898	4,963,101	5,650,999	2,222,816	1997	5 - 40
6000 Eastport Blvd	Richmond, VA	—		872,901	—	7,486,258	901,666	7,457,493	8,359,159	1,083,392	1997	5 - 40
2020 US Highway 301 South	Riverview, FL	—		1,233,639	13,608,485	109,899	1,233,800	13,718,223	14,952,023	2,769,053	2006	5 - 40
6530 Judge Adams Road	Rock Creek, NC	—		305,821	—	4,967,815	335,061	4,938,575	5,273,636	1,812,271	1999	5 - 40
6532 Judge Adams Road	Rock Creek, NC	—		354,903	—	4,016,834	399,988	3,971,749	4,371,737	1,626,000	1997	5 - 40
13098 George Weber Drive	Rogers, MN	—		895,811	6,004,189	645,566	895,811	6,649,755	7,545,566	564,459	2011	5 - 40
1070 Windham Parkway	Romeoville, IL	—		8,672,143	24,144,864	—	8,672,143	24,144,864	32,817,007	840,005	2012	5 - 40
1550 Central Avenue	Roselle, IL	—	*	2,884,492	10,439,793	484,562	2,884,492	10,924,355	13,808,847	96,728	2013	5 - 40
1135 Aviation Place	San Fernando, CA	—		3,035,034	2,844,962	135,218	3,035,034	2,980,180	6,015,214	22,470	2013	5 - 40
8715 Bollman Place	Savage, MD	—		1,263,237	2,633,210	99,509	1,263,237	2,732,719	3,995,956	21,816	2013	5 - 40
8501 East Raintree Drive	Scottsdale, AZ	—		4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	7,042,077	2005	5 - 40
1150 Gateway Drive	Shakopee, MN	—		1,126,865	5,684,178	—	1,126,865	5,684,178	6,811,043	164,890	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5555 12th Avenue East	Shakopee, MN	—		887,285	5,321,200	6,820	887,285	5,328,020	6,215,305	163,463	2012	5 - 40
1210 Champion Way	Sharonville, OH	—		1,337,271	6,135,118	489,270	1,337,271	6,624,389	7,961,660	112,936	2013	5 - 40
3990 Heritage Oak Court	Simi Valley, CA	—	*	1,964,140	10,667,267	345,689	1,964,140	11,012,956	12,977,096	79,863	2013	5 - 40
3654-3668 Swenson Avenue	St. Charles, IL	—		643,639	1,645,058	100,470	643,639	1,745,528	2,389,167	17,590	2013	5 - 40
3701 Illinois Ave	St. Charles, IL	—		672,500	1,288,924	117,765	672,500	1,406,689	2,079,189	14,779	2013	5 - 40
3950-3980 Swenson Avenue	St. Charles, IL	—		851,080	3,027,753	149,571	851,080	3,177,324	4,028,404	27,743	2013	5 - 40
1501 102nd Avenue North	St. Petersburg, FL	—	*	283,474	2,230,868	96,546	283,474	2,327,413	2,610,887	18,314	2013	5 - 40
1527 102nd Avenue North	St. Petersburg, FL	—	*	374,284	2,987,226	128,152	374,284	3,115,378	3,489,662	24,452	2013	5 - 40
1551 102nd Avenue North	St. Petersburg, FL	—	*	699,797	5,214,438	254,949	699,797	5,469,387	6,169,184	64,802	2013	5 - 40
6900 Harbour View Boulevard	Suffolk, VA	—		904,052	—	8,652,438	807,006	8,749,484	9,556,490	1,719,372	2006	5 - 40
6920 Harbour View Boulevard	Suffolk, VA	—		603,391	—	6,707,341	2,628,635	4,682,097	7,310,732	218,907	2005	5 - 40
6950 Harbour View Blvd	Suffolk, VA	—		929,844	—	6,485,717	794,848	6,620,713	7,415,561	1,337,252	2004	5 - 40
1516 Fryar Avenue	Sumner, WA	—		1,675,402	5,079,543	301,095	1,675,402	5,380,638	7,056,040	54,920	2013	5 - 40
1301 International Parkway	Sunrise, FL	—		5,100,162	24,219,956	7,381,868	5,100,791	31,601,195	36,701,986	5,568,038	2006	5 - 40
13621 NW 12th Street	Sunrise, FL	—		5,570,820	9,454,900	2,690,353	5,570,820	12,145,253	17,716,073	3,055,333	2008	5 - 40
13630 NW 8th Street	Sunrise, FL	—		659,797	2,596,275	540,787	659,825	3,137,033	3,796,858	1,145,342	1991	5 - 40
13650 NW 8th Street	Sunrise, FL	—		558,223	2,171,930	214,395	558,251	2,386,297	2,944,548	918,225	1991	5 - 40
100 Dartmouth Drive	Swedesboro, NJ	—		909,723	11,453,198	138,839	909,723	11,592,037	12,501,760	102,087	2013	5 - 40
100 Gloucester Court	Swedesboro, NJ	—		829,732	8,758,904	262,213	829,732	9,021,118	9,850,850	81,346	2013	5 - 40
111 Kelsey Lane	Tampa, FL	—		359,540	1,461,850	1,266,152	359,540	2,728,002	3,087,542	899,662	1990	5 - 40
131 Kelsey Lane	Tampa, FL	—		511,463	—	4,437,886	559,527	4,389,822	4,949,349	2,452,150	1,985	5 - 40
150-182 Kelsey Lane	Tampa, FL	—		403,541	—	5,260,899	1,181,609	4,482,831	5,664,440	625,275	2,006	5 - 40
200-34 Kelsey Lane	Tampa, FL	—		330,097	—	3,314,788	933,362	2,711,523	3,644,885	564,239	2,005	5 - 40
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—		503,767	2,787,585	1,301,589	503,767	4,089,174	4,592,941	1,818,822	1,986	5 - 40
3401-3409 Cragmont Drive	Tampa, FL	—		556,952	3,849,236	5,141	556,952	3,854,377	4,411,329	104,522	2,012	5 - 40
3502 Roga Boulevard	Tampa, FL	—		201,600	1,263,131	21,392	201,600	1,284,523	1,486,123	35,575	2,012	5 - 40
3505 Cragmont Drive	Tampa, FL	—		936,336	7,155,520	1,313	936,336	7,156,833	8,093,169	212,052	2,012	5 - 40
3608 Queen Palm Drive	Tampa, FL	—		650,384	4,764,301	32,287	650,384	4,796,588	5,446,972	139,360	2,012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4502 Woodland Corporate Boulevard	Tampa, FL	—	1,035,422	—	3,472,386	1,071,535	3,436,273	4,507,808	1,216,693	1999	5 - 40
4503 Woodland Corporate Boulevard	Tampa, FL	—	619,913	—	2,876,500	619,913	2,876,500	3,496,413	973,291	2002	5 - 40
4505 Woodland Corporate Boulevard	Tampa, FL	—	516,594	—	2,443,438	716,594	2,243,438	2,960,032	789,237	2002	5 - 40
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,087,970	556,887	3,029,681	3,586,568	1,127,131	2000	5 - 40
4511 Woodland Corporate Boulevard	Tampa, FL	—	516,594	—	2,311,508	686,594	2,141,508	2,828,102	642,253	2002	5 - 40
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,724,029	854,797	2,766,160	3,620,957	669,577	2003	5 - 40
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	14,042,129	1,560,099	13,425,199	14,985,298	4,914,641	2000	5 - 40
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	13,375,916	1,908,792	12,920,491	14,829,283	1,715,755	2006	5 - 40
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,412,262	900,508	3,410,638	4,311,146	1,040,719	2004	5 - 40
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,464,999	952,860	3,464,999	4,417,859	1,322,152	1998	5 - 40
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	963,054	262,416	2,475,638	2,738,054	1,097,196	1981	5 - 40
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	784,786	181,923	2,597,282	2,779,205	1,019,089	1979	5 - 40
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,418,844	661,680	3,176,847	3,838,527	1,261,568	2000	5 - 40
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	716,580	132,773	604,699	447,498	1,006,554	1,454,052	260,020	2001	5 - 40
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,244,863	235,894	2,244,862	2,480,756	784,825	1998	5 - 40
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,396,664	771,501	3,178,498	3,949,999	1,177,442	1999	5 - 40
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,948,109	506,949	2,798,524	3,305,473	899,310	1999	5 - 40
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	204,199	548,905	2,445,826	2,994,731	520,111	2006	5 - 40
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,662,010	506,949	2,512,425	3,019,374	931,414	1999	5 - 40
7920 Woodland Center Boulevard	Tampa, FL	—	1,082,648	2,445,444	434,554	1,082,648	2,879,998	3,962,646	1,050,378	1997	5 - 40
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—	1,408,478	5,247,246	1,166,149	1,408,478	6,413,395	7,821,873	2,782,366	1990	5 - 40
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,295,752	438,061	2,208,097	2,646,158	796,181	1999	5 - 40
8110 Anderson Road	Tampa, FL	—	912,663	5,425,143	70,834	912,663	5,495,977	6,408,640	177,417	2012	5 - 40
8112-42 Woodland Center Boulevard	Tampa, FL	—	513,263	3,230,239	649,274	513,263	3,879,513	4,392,776	1,782,213	1995	5 - 40
8130 Anderson Road	Tampa, FL	—	655,668	4,132,076	26,203	655,668	4,158,279	4,813,947	133,968	2012	5 - 40
8154-8198 Woodland Center Boulevard	Tampa, FL	—	399,088	2,868,834	1,074,969	399,088	3,943,803	4,342,891	1,561,150	1988	5 - 40
8212 Woodland Center Boulevard	Tampa, FL	—	820,882	2,322,720	37,907	820,882	2,360,627	3,181,509	983,441	1996	5 - 40
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	325,682	611,626	4,958,355	5,569,981	2,434,848	1986	5 - 40
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	(15,944)	4,304,102	23,672,234	27,976,336	5,416,432	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
8715 Henderson Road	Tampa, FL	—		3,343,910	18,325,599	323,223	3,344,090	18,648,642	21,992,732	4,784,886	2006	5 - 40
8725 Henderson Road	Tampa, FL	—		3,167,787	19,126,318	342,145	3,167,958	19,468,292	22,636,250	4,944,543	2006	5 - 40
8735 Henderson Road	Tampa, FL	—		3,166,130	18,735,573	1,276,725	3,166,300	20,012,128	23,178,428	4,997,971	2006	5 - 40
8745 Henderson Road	Tampa, FL	—		2,050,439	11,173,008	(44,065)	2,050,548	11,128,834	13,179,382	1,936,630	2006	5 - 40
8900-34 Brittany Was	Tampa, FL	—		537,194	—	3,664,883	978,019	3,224,058	4,202,077	871,357	2005	5 - 40
8921 Brittany Way	Tampa, FL	—		224,369	1,063,882	868,340	254,493	1,902,098	2,156,591	729,000	1998	5 - 40
9001-9015 Brittany Way	Tampa, FL	—		209,841	—	1,806,688	364,514	1,652,015	2,016,529	670,629	2000	5 - 40
9002-9036 Brittany Way	Tampa, FL	—		492,320	—	3,785,603	899,284	3,378,639	4,277,923	1,255,220	2004	5 - 40
901-933 US Highway 301 South	Tampa, FL	—		500,391	—	4,162,685	840,314	3,822,762	4,663,076	1,522,409	2001	5 - 40
9020 King Palm Drive	Tampa, FL	—		1,718,496	11,697,381	133,305	1,718,496	11,830,686	13,549,182	348,543	2012	5 - 40
910-926 Chad Lane	Tampa, FL	—		201,771	—	3,214,583	628,237	2,788,117	3,416,354	975,719	2006	5 - 40
9110 King Palm Drive	Tampa, FL	—		1,203,200	7,979,540	64,475	1,203,200	8,044,015	9,247,215	252,514	2012	5 - 40
9203 King Palm Drive	Tampa, FL	—		754,832	4,966,864	92,249	754,832	5,059,113	5,813,945	211,377	2012	5 - 40
9306-24 East Broadway Avenue	Tampa, FL	—		450,440	—	3,303,369	486,004	3,267,805	3,753,809	479,734	2007	5 - 40
9319 Peach Palm Drive	Tampa, FL	—		612,536	4,168,473	9,700	612,536	4,178,173	4,790,709	115,323	2012	5 - 40
9704 Solar Drive	Tampa, FL	—		374,548	1,354,800	126,348	374,548	1,481,148	1,855,696	37,252	2012	5 - 40
9945 Currie Davis Drive	Tampa, FL	—		1,134,286	9,241,807	380,833	1,134,286	9,622,639	10,756,925	75,495	2013	5 - 40
1858 E Encanto Dr	Tempe, AZ	—	*	877,611	4,485,427	190,934	877,611	4,676,361	5,553,972	40,311	2013	5 - 40
475 W Vaughn St	Tempe, AZ	—		1,112,245	2,260,348	134,556	1,112,245	2,394,904	3,507,149	23,366	2013	5 - 40
921 South Park Lane	Tempe, AZ	—		1,192,820	1,580,155	477,881	1,192,820	2,058,037	3,250,857	129,894	2011	5 - 40
8313 West Pierce Street	Tolleson, AZ	—		2,295,090	9,079,811	3,224,097	2,295,090	12,303,908	14,598,998	2,702,937	2007	5 - 40
8591 West Washington Street	Tolleson, AZ	—		1,574,912	7,308,021	274,301	1,574,912	7,582,322	9,157,234	347,237	2012	5 - 40
8601 West Washington Street	Tolleson, AZ	—		1,524,603	6,352,070	493,296	1,524,603	6,845,366	8,369,969	350,898	2012	5 - 40
5111 S Royal Atlanta Drive	Tucker, GA	—	*	435,776	1,875,685	214,242	435,776	2,089,928	2,525,704	23,119	2013	5 - 40
5151 S Royal Atlanta Drive	Tucker, GA	—	*	345,061	1,428,840	178,941	345,061	1,607,781	1,952,842	19,469	2013	5 - 40
1457 Miller Store Road	Virginia Beach, VA	—		473,689	2,663,045	413,058	474,746	3,075,046	3,549,792	910,738	2003	5 - 40
200 Golden Oak Court	Virginia Beach, VA	—		1,116,693	6,770,480	2,106,737	1,116,693	8,877,217	9,993,910	3,538,776	1988	5 - 40
208 Golden Oak Court	Virginia Beach, VA	—		965,177	6,728,717	1,870,956	965,177	8,599,673	9,564,850	3,552,417	1989	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
2809 South Lynnhaven Road	Virginia Beach, VA	—		953,590	6,142,742	1,769,833	953,590	7,912,575	8,866,165	3,130,409	1987	5 - 40
484 Viking Drive	Virginia Beach, VA	—		891,753	3,607,890	513,437	891,753	4,121,326	5,013,079	1,655,629	1987	5 - 40
629 Phoenix Drive	Virginia Beach, VA	—		371,694	2,108,097	250,511	371,694	2,358,608	2,730,302	973,996	1996	5 - 40
1100 17th Street NW	Washington, DC	—		16,558,660	32,223,978	954,372	16,558,660	33,178,350	49,737,010	3,041,022	2011	5 - 40
2100 M Street NW	Washington, DC	—		70,000,000	55,123,783	27,462	70,000,000	55,151,245	125,151,245	1,775,617	2013	5 - 40
1200 Liberty Ridge Drive	Wayne, PA	—		6,215,667	—	9,208,335	5,223,660	10,200,342	15,424,002	3,867,751	2001	5 - 40
1500 Liberty Ridge Drive	Wayne, PA	—		8,287,555	—	34,049,515	11,636,499	30,700,571	42,337,070	10,277,630	2002	5 - 40
825 Duportail Road	Wayne, PA	—		5,536,619	16,179,213	5,024,030	5,539,281	21,200,581	26,739,862	7,648,775	1979	5 - 40
400-500 Brandywine Parkway	West Chester, PA	—		845,846	6,809,025	656,823	845,846	7,465,848	8,311,694	3,029,672	1988	5 - 40
600 Brandywine Parkway	West Chester, PA	—		664,899	5,352,410	814,645	664,899	6,167,055	6,831,954	2,577,095	1988	5 - 40
1400 Powis Court	West Chicago, IL	—	*	578,314	2,448,562	72,419	578,314	2,520,981	3,099,295	18,384	2013	5 - 40
1 Kings Hill Aveune	West Malling, UK	—		4,288,389	—	10,583,801	4,142,996	10,729,194	14,872,190	2,065,152	2006	5 - 40
42 Kings Hill Avenue	West Malling, UK	—		5,397,739	—	13,460,795	4,497,753	14,360,781	18,858,534	2,390,197	2005	5 - 40
Liberty Square Retail Blocks	West Malling, UK	—		559,590	5,113,902	3,984,564	1,191,419	8,466,637	9,658,056	1,790,561	2006	5 - 40
1400 Northpoint Parkway	West Palm Beach, FL	—	*	2,454,972	5,312,829	276,502	2,454,972	5,589,331	8,044,303	54,818	2013	5 - 40
300 Northpoint Parkway	West Palm Beach, FL	—	*	1,177,064	2,102,451	125,706	1,177,064	2,228,157	3,405,221	20,749	2013	5 - 40
400 Northpoint Parkway	West Palm Beach, FL	—	*	1,029,595	1,728,187	109,374	1,029,595	1,837,561	2,867,156	15,908	2013	5 - 40
2935 West Corporate Lakes Blvd	Weston, FL	—		4,682,521	25,905,126	558,332	4,682,521	26,463,458	31,145,979	179,132	2013	5 - 40
2945 West Corporate Lakes Blvd	Weston, FL	—		2,345,242	13,973,766	273,455	2,345,242	14,247,221	16,592,463	95,264	2013	5 - 40
43-47 Hintz Road	Wheeling, IL	—	*	2,051,093	18,283,480	536,842	2,051,093	18,820,323	20,871,416	134,175	2013	5 - 40
10 Cornell Place	Wilmington, MA	—		598,120	2,142,736	232,897	598,120	2,375,632	2,973,752	26,040	2013	5 - 40
265 Ballardvale Street	Wilmington, MA	—		868,433	4,358,998	324,566	868,433	4,683,564	5,551,997	74,959	2013	5 - 40

Subtotal Operating Real Estate		$64,974,227		$1,079,681,038	$2,829,350,974	$2,375,181,699	$1,139,454,639	$5,144,759,070	$6,284,213,709	$1,057,679,601

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013		Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
Development Properties
1467 Perryman Road	Aberdeen, MD	$—	$12,052,635	$—	$16,209,308	$—	$28,261,943	$28,261,943		$—	2013	N/A
100 Caliber Ridge Drive	Greer, SC	—	555,549	—	5,179,599	—	5,735,148	5,735,148		—	2013	N/A
7460 New Ridge Road	Hanover, MD	—	3,785,446	—	3,050,119	—	6,835,565	6,835,565		—	2013	N/A
7462 New Ridge Road	Hanover, MD	—	4,059,337	—	2,784,516	—	6,843,853	6,843,853		—	2013	N/A
1050 Greens Parkway	Houston, TX	—	973,482	—	2,634,974	—	3,608,456	3,608,456		—	2013	N/A
11220 Ella Boulevard	Houston, TX	—	1,505,855	—	6,103,964	—	7,609,819	7,609,819		—	2013	N/A
14300 Hollister Road	Houston, TX	—	1,377,193	—	5,204,006	—	6,581,199	6,581,199		—	2012	N/A
16330 Central Green Boulevard	Houston, TX	—	1,540,109	—	7,617,017	—	9,157,126	9,157,126		—	2012	N/A
8303 Fallbrook Drive	Houston, TX	—	4,613,370	—	3,282,520	—	7,895,890	7,895,890		—	2013	N/A
425 Old Morehall Road	Malvern, PA	—	3,847,501	—	24,622,365	—	28,469,866	28,469,866		—	2013	N/A
11500 NW 122 Street	Miami, FL	—	1,623,293	—	9,137,691	—	10,760,984	10,760,984	—	—	2013	N/A
201 Rouse Boulevard	Philadelphia, PA	—	243,905	—	3,859,694	—	4,103,599	4,103,599	—	—	2013	N/A
13225 Brockton Lane	Rogers, MN	—	1,048,093	—	4,636,867	—	5,684,960	5,684,960	—	—	2013	N/A
13320 Wilfred Lane	Rogers, MN	—	508,532	—	10,975,170	—	11,483,702	11,483,702	—	—	2012	N/A
9300 Old Scotland Road	Shippensburg, PA	—	10,232,633	—	50,083,929	—	60,316,562	60,316,562	—	—	2013	N/A
1850 W Rio Salado Parkway	Tempe, AZ	—	3,975,600	—	1,862,428	—	5,838,028	5,838,028	—	—	2013	N/A

Subtotal Development in Progress		$—	$51,942,533	$—	$157,244,167	$—	$209,186,700	$209,186,700		$—

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
4551 New York Avenue Land	Arlington, TX	$—	$4,754,659	$—	$(17,253)	$4,737,406	$—	$4,737,406	$—	2013	N/A
LVIP Area VII-Lots 3, 4, 5 Land	Bethlehem, PA	—	6,058,664	—	2,832,704	8,891,368	—	8,891,368	—	2012	N/A
Mill Creek Road Land	Bethlehem, PA	—	18,548,585	—	1,256,223	19,804,808	—	19,804,808	—	2012	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	556,668	2,596,403	—	2,596,403	—	1998	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	14,743	223,389	—	223,389	—	2010	N/A
Charlotte Distribution Center Land-Lot 1	Charlotte, NC	—	654,713	—	(2,376)	652,337	—	652,337	—	2011	N/A
Amberpoint Business Park Land	Dallas, TX	—	2,040,233	—	41,457	2,081,690	—	2,081,690	—	2012	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	17,695	2,069,326	—	2,069,326	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,164,682	20,022,238	—	20,022,238	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,887,177	3,451,712	—	3,451,712	—	2006	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	1,811,803	—	2,639,848	4,451,651	—	4,451,651	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,581,024	14,070,610	—	14,070,610	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	—	138,101	—	100,289	238,390	—	238,390	—	2001	N/A
Ridge Road & Hanover Road Land	Hanover, MD	—	3,875,203	—	71,152	3,946,355	—	3,946,355	—	2012	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	438,536	3,809,719	—	3,809,719	—	2008	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	907,686	1,820,962	—	1,820,962	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	14,024	3,057,962	—	3,057,962	—	2005	N/A
Interwood Land	Houston, TX	—	5,160,668	—	(4,131)	5,156,537	—	5,156,537	—	2012	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	252,866	6,009,731	—	6,009,731	—	2007	N/A
Taub Beltway 8 Land	Houston, TX	—	9,511,795	—	49,341	9,561,136	—	9,561,136	—	2012	N/A
Kent County, UK	Kent, UK	—	—	—	—	2,579,128	—	2,579,128		2012	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,061,915	1,854,033	—	1,854,033	—	1995	N/A
Spring Creek Land	Lower Macungie Twp, PA	—	25,615,668	—	168,389	25,784,057	—	25,784,057	—	2013	N/A
380 Old Morehall Road	Malvern, PA	—	1,344,809	—	(4,880)	1,339,929	—	1,339,929	—	2012	N/A
Quarry Ridge Land	Malvern, PA	—	675,499	—	—	675,499	—	675,499	—	2001	N/A
Miami International Tradeport Land	Medley, FL	—	16,739,632	—	7,848,096	24,587,728	—	24,587,728	—	2011	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	390,343	6,475,680	—	6,475,680	—	2006	N/A

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Total 12/31/2013	Accumulated Depreciation 12/31/2013	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
557 Nazareth Pike Land	Nazareth, PA	—	4,667,646	—	38,720	4,706,366	—	4,706,366	—	2013	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,066,217	4,235,449	—	4,235,449	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	(1,325)	363,905	—	363,905	—	2006	N/A
26th Street North Land	Philadelphia, PA	—	90,774	—	1,047,441	1,138,215	—	1,138,215	—	2009	N/A
Buckeye Logistics Center West Land	Phoenix, AZ	—	11,203,594	—	(34,100)	11,169,494	—	11,169,494	—	2013	N/A
Cotton Center Land	Phoenix, AZ	—	8,238,461	—	(29,895)	8,208,566	—	8,208,566	—	2007	N/A
Eastport IX	Richmond, VA	—	211,627	—	2,545	214,172	—	214,172	—	1997	N/A
Eastport VIII	Richmond, VA	—	382,698	—	1,925	384,623	—	384,623	—	1997	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,100	169,414	—	169,414	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	6,176,464	—	2,174,185	8,350,649	—	8,350,649	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	767,883	3,483,597	—	3,483,597	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	29,735	209,871	—	209,871	—	2000	N/A
Legacy Park Land	Tampa, FL	—	3,289,423	—	4,975,350	8,264,773	—	8,264,773	—	2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	211,062	2,206,437	—	2,206,437	—	2007	N/A

Subtotal Land Held for Development		$—	$185,939,126	$—	$44,537,061	$233,055,315	$—	$233,055,315	$—

Total All Properties		$64,974,227	$1,317,562,696	$2,829,350,974	$2,576,962,929	$1,372,509,954	$5,353,945,770	$6,726,455,724	$1,057,679,601

* Denotes property is collateralized under mortgages with Allianz, John Hancock, LaSalle Bank, Aviva, New York Life and Wells Fargo totaling $475.8 million.

SCHEDULE III
LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2013	2012	2011
REAL ESTATE:
Balance at beginning of year	$5,389,166	$4,887,560	$4,518,560
Additions	1,891,117	505,643	418,712
Disposition of property	(553,828)	(4,037)	(49,712)

Balance at end of year	$6,726,455	$5,389,166	$4,887,560

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$1,072,859	$958,652	$845,305
Depreciation expense	162,546	140,570	144,284
Disposition of property	(177,725)	(26,363)	(30,937)

Balance at end of year	$1,057,680	$1,072,859	$958,652

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company's 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm - Liberty Property Trust

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm - Liberty Property Limited Partnership

Financial Statements - Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2013 and 2012

Statements of Comprehensive Income:
Liberty Property Trust Consolidated for the years ended December 31, 2013, 2012 and 2011

Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2013, 2012 and 2011

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2013, 2012 and 2011

Financial Statements - Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2013 and 2012

Statements of Comprehensive Income:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2013, 2012 and 2011

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2013, 2012 and 2011

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013 for Liberty Property Trust and Liberty Property Limited Partnership

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

4.15
Third Supplemental Indenture, dated as of December 10, 2012, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $300,000,000 principal amount of 3.375% Senior Notes due 2023 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.15 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K")).

4.16*
Fourth Supplemental Indenture, dated as of September 27, 2013, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $450,000,000 principal amount of 4.400% Senior Notes due 2024 of Liberty Property Limited Partnership.

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

10.8.2
Amendment No. 1 to the Third Amended and Restated Credit Agreement dated January 25, 2013, by and among Liberty Property Limited Partnership, as borrower, Liberty Property Trust, Bank of America, N.A., as administrative agent for itself and the lenders under the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8.2 filed with the 2012 Form 10-K).

10.9@	Liberty Property Trust - Amended Management Severance Plan (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.10@	Liberty Property Trust - Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 filed with the Trust's Registration Statement on Form S-8 (Commission File No. 333-175263)).

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

10.15.1+
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

10.15.2+*
Substitution of Limited Partner Agreement, dated as of December 31, 2013, by and among Liberty Property Philadelphia Corporation IV East, as general partner, Liberty Property Limited Partnership and Comcast Philadelphia Holdings, LLC.

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

10.20$+
Partnership Interest Purchase Agreement, dated as of July 31, 2013, by and among Liberty Property Limited Partnership, Cabot Industrial Value Fund III Manager, Limited Partnership and Cabot Industrial Value Fund III, Inc. (Incorporated by reference to Exhibit 2.1 filed with the Registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013).

10.21$
Agreement of Sale and Purchase, dated as of November 7, 2013, by and among Liberty Property Limited Partnership, Liberty Property Development Corp., 9755 Patuxent Woods Drive Trust and Annapolis Development, LLC and Greenfield Real Estate, LLC (Incorporated by reference to Exhibit 2.1 filed with the Registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013).

10.22
First Amendment to Agreement of Sale and Purchase, dated as of December 4, 2013, by and among Liberty Property Limited Partnership, Liberty Property Development Corp., 9755 Patuxent Woods Drive Trust and Annapolis Development, LLC and Greenfield Real Estate, LLC(Incorporated by reference to Exhibit 2.2 filed with the Registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013).

10.23
Second Amendment to Agreement of Sale and Purchase, dated as of December 17, 2013, by and among Liberty Property Limited Partnership, Liberty Property Development Corp., 9755 Patuxent Woods Drive Trust and Annapolis Development, LLC and Greenfield Real Estate, LLC (Incorporated by reference to Exhibit 2.3 filed with the Registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013).

10.24
Third Amendment to Agreement of Sale and Purchase, dated as of December 23, 2013, by and among Liberty Property Limited Partnership, Liberty Property Development Corp., 9755 Patuxent Woods Drive Trust and Annapolis Development, LLC and Greenfield Real Estate, LLC (Incorporated by reference to Exhibit 2.4 filed with the Registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013).

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

32.1**
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

32.2**
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

32.3**
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

32.4**
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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Extension Labels Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________
*	Filed herewith.

**	Furnished herewith

+
Confidential treatment has been granted by or requested from the Securities and Exchange Commission with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

@	Compensatory plan or arrangement.

$	The Company will file supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST

Date: February 28, 2014                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 28, 2014
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 28, 2014
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 28, 2014
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	February 28, 2014
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 28, 2014
Daniel P. Garton

/s/ STEPHEN D. STEINOUR	Trustee	February 28, 2014
Stephen D. Steinour

/s/ KATHERINE E. DIETZE	Trustee	February 28, 2014
Katherine E. Dietze

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

Date: February 28, 2014                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 28, 2014
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 28, 2014
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 28, 2014
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	February 28, 2014
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 28, 2014
Daniel P. Garton

/s/ STEPHEN D. STEINOUR	Trustee	February 28, 2014
Stephen D. Steinour

/s/ KATHERINE E. DIETZE	Trustee	February 28, 2014
Katherine E. Dietze

EXHIBIT INDEX

EXHIBIT NO.

3.1.27	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

4.16
Fourth Supplemental Indenture, dated as of September 27, 2013, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $450,000,000 principal amount of 4.400% Senior Notes due 2024 of Liberty Property Limited Partnership.

10.15.2+
Substitution of Limited Partner Agreement, dated as of December 31, 2013, by and among Liberty Property Philadelphia Corporation IV East, as general partner, Liberty Property Limited Partnership and Comcast Philadelphia Holdings, LLC.

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