Form 10-Q
period 2014-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2014-05-01
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 28, 2014, 147,695,735 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at March 31, 2014. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”). The Company had issued several series of cumulative redeemable preferred units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of cumulative redeemable preferred shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during 2013. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2014

Index		Page

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures for Liberty Property Trust		37

Signatures for Liberty Property Limited Partnership		38

Exhibit Index		39

	FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, DATED AS OF MARCH 26, 2014

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Real estate:
Land and land improvements	$1,149,233	$1,139,455
Building and improvements	5,206,349	5,144,758
Less accumulated depreciation	(1,094,397)	(1,057,680)
Operating real estate	5,261,185	5,226,533
Development in progress	242,771	209,187
Land held for development	239,755	233,055
Net real estate	5,743,711	5,668,775
Cash and cash equivalents	370,553	163,414
Restricted cash	20,041	51,456
Accounts receivable	17,963	13,900
Deferred rent receivable	102,729	99,956
Deferred financing and leasing costs, net of accumulated amortization (2014, $150,476; 2013, $140,958)	222,832	226,607
Investments in and advances to unconsolidated joint ventures	181,249	179,655
Assets held for sale	—	275,957
Prepaid expenses and other assets	103,586	95,840
Total assets	$6,762,664	$6,775,560
LIABILITIES
Mortgage loans	$542,809	$545,306
Unsecured notes	2,708,440	2,708,213
Credit facility	—	—
Accounts payable	53,458	70,406
Accrued interest	42,218	25,777
Dividend and distributions payable	71,653	71,323
Other liabilities	215,253	250,819
Total liabilities	3,633,831	3,671,844
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of March 31, 2014 and December 31, 2013	7,537	7,537
EQUITY
Shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 148,541,749 (includes 1,249,909 in treasury) and 147,846,801 (includes 1,249,909 in treasury) shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	149	148
Additional paid-in capital	3,691,717	3,669,618
Accumulated other comprehensive income	10,557	9,742
Distributions in excess of net income	(589,775)	(591,713)
Common shares in treasury, at cost, 1,249,909 shares as of March 31, 2014 and December 31, 2013	(51,951)	(51,951)
Total shareholders’ equity	3,060,697	3,035,844
Noncontrolling interest – operating partnership
3,553,566 and 3,556,556 common units outstanding as of March 31, 2014 and December 31, 2013, respectively	56,681	56,713
Noncontrolling interest – consolidated joint ventures	3,918	3,622
Total equity	3,121,296	3,096,179
Total liabilities, noncontrolling interest - operating partnership and equity	$6,762,664	$6,775,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING REVENUE
Rental	$138,934	$104,716
Operating expense reimbursement	58,681	42,411
Total operating revenue	197,615	147,127
OPERATING EXPENSE
Rental property	38,561	25,229
Real estate taxes	24,501	17,957
General and administrative	18,361	19,793
Depreciation and amortization	56,734	37,220
Total operating expenses	138,157	100,199
Operating income	59,458	46,928
OTHER INCOME (EXPENSE)
Other income	2,452	4,373
Interest expense	(39,207)	(27,739)
Total other income (expense)	(36,755)	(23,366)
Income before income taxes and equity in earnings of unconsolidated joint ventures	22,703	23,562
Income taxes	(531)	(491)
Equity in earnings of unconsolidated joint ventures	4,159	1,757
Income from continuing operations	26,331	24,828
Discontinued operations (including net gain on property dispositions of $46,117 and $41,713 for the three months ended March 31, 2014 and 2013, respectively)	47,775	49,828
Net income	74,106	74,656
Noncontrolling interest – operating partnership	(1,853)	(3,417)
Noncontrolling interest – consolidated joint ventures	(353)	—
Net income available to common shareholders	$71,900	$71,239

Net income	$74,106	$74,656
Other comprehensive income (loss) - foreign currency translation	1,346	(4,851)
Other comprehensive loss - change in net unrealized gain on derivative instruments	(511)	—
Other comprehensive income (loss)	835	(4,851)
Total comprehensive income	74,941	69,805
Less: comprehensive income attributable to noncontrolling interest	(2,226)	(3,271)
Comprehensive income attributable to common shareholders	$72,715	$66,534
Earnings per common share
Basic:
Income from continuing operations	$0.17	$0.19
Income from discontinued operations	0.32	0.41
Income per common share – basic	$0.49	$0.60
Diluted:
Income from continuing operations	$0.17	$0.19
Income from discontinued operations	0.32	0.41
Income per common share – diluted	$0.49	$0.60
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	146,425	118,688
Diluted	147,095	119,532
Amounts attributable to common shareholders
Income from continuing operations	$25,250	$22,908
Discontinued operations	46,650	48,331
Net income available to common shareholders	$71,900	$71,239
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON UNITS	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED UNITS	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2014	$148	$3,669,618	$9,742	$(591,713)	$(51,951)	$3,035,844	$56,713	$—	$3,622	$3,096,179
Net proceeds from the issuance of common shares	1	15,471	—	—	—	15,472	—	—	—	15,472
Net income	—	—	—	71,900	—	71,900	1,735	118	353	74,106
Distributions	—	—	—	(69,962)	—	(69,962)	(1,739)	(118)	(57)	(71,876)
Share-based compensation	—	6,580	—	—	—	6,580	—	—	—	6,580
Other comprehensive income - foreign currency translation	—	—	1,314	—	—	1,314	32	—	—	1,346
Other comprehensive income - change in net unrealized gain on derivative instruments	—	—	(499)	—	—	(499)	(12)	—	—	(511)
Redemption of noncontrolling interests – common units	—	48	—	—	—	48	(48)	—	—	—
Balance at March 31, 2014	$149	$3,691,717	$10,557	$(589,775)	$(51,951)	$3,060,697	$56,681	$—	$3,918	$3,121,296

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES
Net income	$74,106	$74,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,589	45,585
Amortization of deferred financing costs	1,510	980
Equity in earnings of unconsolidated joint ventures	(4,159)	(1,757)
Distributions from unconsolidated joint ventures	—	265
Gain on property dispositions	(46,117)	(41,713)
Share-based compensation	6,580	4,445
Other	(635)	(1,612)
Changes in operating assets and liabilities:
Restricted cash	31,726	4,639
Accounts receivable	(4,052)	642
Deferred rent receivable	(2,765)	(3,246)
Prepaid expenses and other assets	(26,557)	1,319
Accounts payable	6,562	1,136
Accrued interest	16,441	18,867
Other liabilities	(36,537)	(12,002)
Net cash provided by operating activities	73,692	92,204
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(37,635)	—
Investment in operating properties - other	(16,522)	(6,794)
Investments in and advances to unconsolidated joint ventures	(429)	(6,379)
Distributions from unconsolidated joint ventures	2,978	1,871
Net proceeds from disposition of properties/land	327,160	71,909
Net proceeds from public reimbursement receivable/escrow	5,001	8,500
Investment in development in progress	(74,478)	(27,509)
Investment in land held for development	(1,967)	(3,493)
Investment in deferred leasing costs	(9,158)	(7,387)
Net cash provided by investing activities	194,950	30,718
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	15,472	44,927
Proceeds from mortgage loans	—	3,261
Repayments of mortgage loans	(2,019)	(1,249)
Proceeds from credit facility	—	19,600
Repayments on credit facility	—	(111,600)
Payment of deferred financing costs	(3,619)	(4)
Distribution paid on common shares	(69,634)	(56,274)
Distribution paid on units/to consolidated joint venture partners	(1,914)	(1,961)
Net cash used in financing activities	(61,714)	(103,300)
Net increase in cash and cash equivalents	206,928	19,622
Increase (decrease) in cash and cash equivalents related to foreign currency translation	211	(3,544)
Cash and cash equivalents at beginning of period	163,414	38,356
Cash and cash equivalents at end of period	$370,553	$54,434

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Real estate:
Land and land improvements	$1,149,233	$1,139,455
Building and improvements	5,206,349	5,144,758
Less accumulated depreciation	(1,094,397)	(1,057,680)
Operating real estate	5,261,185	5,226,533
Development in progress	242,771	209,187
Land held for development	239,755	233,055
Net real estate	5,743,711	5,668,775
Cash and cash equivalents	370,553	163,414
Restricted cash	20,041	51,456
Accounts receivable	17,963	13,900
Deferred rent receivable	102,729	99,956
Deferred financing and leasing costs, net of accumulated amortization (2014, $150,476; 2013, $140,958)	222,832	226,607
Investments in and advances to unconsolidated joint ventures	181,249	179,655
Assets held for sale	—	275,957
Prepaid expenses and other assets	103,586	95,840
Total assets	$6,762,664	$6,775,560
LIABILITIES
Mortgage loans	$542,809	$545,306
Unsecured notes	2,708,440	2,708,213
Credit facility	—	—
Accounts payable	53,458	70,406
Accrued interest	42,218	25,777
Distributions payable	71,653	71,323
Other liabilities	215,253	250,819
Total liabilities	3,633,831	3,671,844
Limited partners' equity - 301,483 preferred units outstanding as of March 31, 2014 and December 31, 2013	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,291,840 (net of 1,249,909 treasury units) and 146,596,892 (net of 1,249,909 treasury units) common units outstanding as of March 31, 2014 and December 31, 2013, respectively	3,060,697	3,035,844
Limited partners’ equity – 3,553,566 and 3,556,556 common units outstanding as of March 31, 2014 and December 31, 2013, respectively	56,681	56,713
Noncontrolling interest – consolidated joint ventures	3,918	3,622
Total owners’ equity	3,121,296	3,096,179
Total liabilities, limited partners' equity and owners’ equity	$6,762,664	$6,775,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING REVENUE
Rental	$138,934	$104,716
Operating expense reimbursement	58,681	42,411
Total operating revenue	197,615	147,127
OPERATING EXPENSE
Rental property	38,561	25,229
Real estate taxes	24,501	17,957
General and administrative	18,361	19,793
Depreciation and amortization	56,734	37,220
Total operating expenses	138,157	100,199
Operating income	59,458	46,928
OTHER INCOME (EXPENSE)
Other income	2,452	4,373
Interest expense	(39,207)	(27,739)
Total other income (expense)	(36,755)	(23,366)
Income before income taxes and equity in earnings of unconsolidated joint ventures	22,703	23,562
Income taxes	(531)	(491)
Equity in earnings of unconsolidated joint ventures	4,159	1,757
Income from continuing operations	26,331	24,828
Discontinued operations (including net gain on property dispositions of $46,117 and $41,713 for the three months ended March 31, 2014 and 2013, respectively)	47,775	49,828
Net income	74,106	74,656
Noncontrolling interest – consolidated joint ventures	(353)	—
Preferred unit distributions	(118)	(1,211)
Income available to common unitholders	$73,635	$73,445
Net income	$74,106	$74,656
Other comprehensive income (loss) - foreign currency translation	1,346	(4,851)
Other comprehensive loss - change in net unrealized gain on derivative instruments	(511)	—
Other comprehensive income (loss)	835	(4,851)
Total comprehensive income	$74,941	$69,805
Earnings per common unit
Basic:
Income from continuing operations	$0.17	$0.19
Income from discontinued operations	0.32	0.41
Income per common unit - basic	$0.49	$0.60
Diluted:
Income from continuing operations	$0.17	$0.19
Income from discontinued operations	0.32	0.41
Income per common unit - diluted	$0.49	$0.60
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	149,981	122,402
Diluted	150,651	123,246
Net income allocated to general partners	$71,900	$71,239
Net income allocated to limited partners	$1,853	$3,417

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2014	$3,035,844	$56,713	$—	$3,622	$3,096,179
Contributions from partners	22,052	—	—	—	22,052
Distributions to partners	(69,962)	(1,739)	(118)	(57)	(71,876)
Foreign currency translation adjustment	1,314	32	—	—	1,346
Change in net unrealized gain on derivative instruments	(499)	(12)	—	—	(511)
Net income	71,900	1,735	118	353	74,106
Redemption of limited partners common units for common shares	48	(48)	—	—	—
Balance at March 31, 2014	$3,060,697	$56,681	$—	$3,918	$3,121,296

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES
Net income	$74,106	$74,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,589	45,585
Amortization of deferred financing costs	1,510	980
Equity in earnings of unconsolidated joint ventures	(4,159)	(1,757)
Distributions from unconsolidated joint ventures	—	265
Gain on property dispositions	(46,117)	(41,713)
Share-based compensation	6,580	4,445
Other	(635)	(1,612)
Changes in operating assets and liabilities:
Restricted cash	31,726	4,639
Accounts receivable	(4,052)	642
Deferred rent receivable	(2,765)	(3,246)
Prepaid expenses and other assets	(26,557)	1,319
Accounts payable	6,562	1,136
Accrued interest	16,441	18,867
Other liabilities	(36,537)	(12,002)
Net cash provided by operating activities	73,692	92,204
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(37,635)	—
Investment in operating properties - other	(16,522)	(6,794)
Investments in and advances to unconsolidated joint ventures	(429)	(6,379)
Distributions from unconsolidated joint ventures	2,978	1,871
Net proceeds from disposition of properties/land	327,160	71,909
Net proceeds from public reimbursement receivable/escrow	5,001	8,500
Investment in development in progress	(74,478)	(27,509)
Investment in land held for development	(1,967)	(3,493)
Investment in deferred leasing costs	(9,158)	(7,387)
Net cash provided by investing activities	194,950	30,718
FINANCING ACTIVITIES
Proceeds from mortgage loans	—	3,261
Repayments of mortgage loans	(2,019)	(1,249)
Proceeds from credit facility	—	19,600
Repayments on credit facility	—	(111,600)
Payment of deferred financing costs	(3,619)	(4)
Capital contributions	15,472	44,927
Distributions to partners	(71,548)	(58,235)
Net cash used in financing activities	(61,714)	(103,300)
Net increase in cash and cash equivalents	206,928	19,622
Increase (decrease) in cash and cash equivalents related to foreign currency translation	211	(3,544)
Cash and cash equivalents at beginning of period	163,414	38,356
Cash and cash equivalents at end of period	$370,553	$54,434

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at March 31, 2014. The Company provides leasing, property management, development, acquisition, and other tenant-related services. The Company owns and operates industrial properties nationally and owns and operates office properties primarily in Metro Philadelphia, Washington D.C. and certain sunbelt cities. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation including reclassifying the accompanying statements of comprehensive income for discontinued operations.

Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. ASU 2014-08 also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of ASU 2014-08 effective January 1, 2014, and has applied the provisions prospectively.

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$25,250	146,425	$0.17	$22,908	118,688	$0.19
Dilutive shares for long-term compensation plans	—	670		—	844
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	$25,250	147,095	$0.17	$22,908	119,532	$0.19
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	$46,650	146,425	$0.32	$48,331	118,688	$0.41
Dilutive shares for long-term compensation plans	—	670		—	844
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	$46,650	147,095	$0.32	$48,331	119,532	$0.41
Basic income per common share
Net income available to common shareholders	$71,900	146,425	$0.49	$71,239	118,688	$0.60
Dilutive shares for long-term compensation plans	—	670		—	844
Diluted income per common share
Net income available to common shareholders	$71,900	147,095	$0.49	$71,239	119,532	$0.60

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three months ended March 31, 2014 was 1,247,000 as compared to 992,000 for the same period in 2013.
During the three months ended March 31, 2014, 1,000 common shares were issued upon the exercise of options. During the year ended December 31, 2013, 504,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
	Income (Loss) (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$25,978			$24,828
Less: Preferred unit distributions	(118)			(1,211)
Basic income from continuing operations
Income from continuing operations available to common unitholders	$25,860	149,981	$0.17	$23,617	122,402	$0.19
Dilutive units for long-term compensation plans	—	670		—	844
Diluted income from continuing operations
Income from continuing operations available to common unitholders	$25,860	150,651	$0.17	$23,617	123,246	$0.19
Basic income from discontinued operations
Discontinued operations	$47,775	149,981	$0.32	$49,828	122,402	$0.41
Dilutive units for long-term compensation plans	—	670		—	844
Diluted income from discontinued operations
Discontinued operations	$47,775	150,651	$0.32	$49,828	123,246	$0.41
Basic income per common unit
Income available to common unitholders	$73,635	149,981	$0.49	$73,445	122,402	$0.60
Dilutive units for long-term compensation plans	—	670		—	844
Diluted income per common unit
Income available to common unitholders	$73,635	150,651	$0.49	$73,445	123,246	$0.60

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three months ended March 31, 2014 was 1,247,000 as compared to 992,000 for the same period in 2013.
During the three months ended March 31, 2014, 1,000 common units were issued upon the exercise of options. During the year ended December 31, 2013, 504,000 common units were issued upon the exercise of options.

Note 4: Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of Accumulated Other Comprehensive Income (Loss) (in thousands):

	Three months ended March 31,
	2014	2013
Foreign Currency Translation:
Beginning balance	$8,592	$3,195
Translation adjustment	1,346	(4,851)
Ending balance	9,938	(1,656)

Net unrealized gain (loss) on derivative instruments:
Beginning balance	1,584	—
Unrealized losses	(511)	—
Ending balance	1,073	—
Total accumulated other comprehensive income	11,011	(1,656)
Less: portion included in noncontrolling interest – operating partnership	(454)	(149)
Total accumulated other comprehensive income (loss) included in shareholders' equity	$10,557	$(1,805)
Note 5: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties primarily in Metro Philadelphia, Washington D.C. and certain sunbelt cities. Additionally, the Company owns certain assets in the United Kingdom. The Company's reportable segments are as follows.

•	Carolinas;

•	Chicago/Milwaukee;

•	Houston;

•	Lehigh/Central PA;

•	Minnesota;

•	Orlando;

•	Philadelphia;

•	Richmond/Hampton Roads;

•	Southeastern PA;

•	South Florida;

•	Tampa;

•	United Kingdom.

Certain other segments are aggregated into an "Other" category which includes the reportable segments: Arizona; Atlanta; Cincinnati/Columbus/Indianapolis; Dallas; Jacksonville; Maryland; New Jersey; Northern Virginia; Southern California; Washington D.C. and other.
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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013
Operating revenue
Carolinas	$8,316	$7,279
Chicago/Milwaukee	8,570	2,693
Houston	11,867	8,334
Lehigh/Central PA	29,623	24,677
Minnesota	13,750	15,383
Orlando	7,995	7,696
Philadelphia	9,408	8,333
Richmond/Hampton Roads	10,068	10,146
South Florida	12,309	8,558
Southeastern PA	38,437	41,054
Tampa	13,173	12,963
United Kingdom	4,102	1,100
Other	35,039	29,735
Segment-level operating revenue	202,657	177,951

Reconciliation to total operating revenues
Discontinued operations	(4,763)	(31,080)
Other	(279)	256
Total operating revenue	$197,615	$147,127

Net operating income
Carolinas	$5,742	$4,914
Chicago/Milwaukee	5,163	2,174
Houston	7,053	5,250
Lehigh/Central PA	19,240	16,668
Minnesota	6,619	7,712
Orlando	5,492	5,251
Philadelphia	6,721	5,879
Richmond/Hampton Roads	5,920	6,226
South Florida	7,527	4,575
Southeastern PA	19,600	22,613
Tampa	8,441	8,254
United Kingdom	3,526	(133)
Other	21,731	17,123
Segment-level net operating income	122,775	106,506

Reconciliation to income from continuing operations
Interest expense (1)	(39,764)	(32,082)
Depreciation/amortization expense (2)	(44,536)	(29,307)
Equity in earnings of unconsolidated joint ventures	4,159	1,757
General and administrative expense (2)	(12,401)	(13,877)
Discontinued operations excluding gain on property dispositions	(1,658)	(8,115)
Income taxes (2)	(483)	(491)
Other	(1,761)	437
Income from continuing operations	$26,331	$24,828

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

The Company's total assets by reportable segment as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013
Total assets
Carolinas	$260,502	$257,230
Chicago/Milwaukee	411,677	413,585
Houston	389,279	380,248
Lehigh/Central PA	952,396	938,824
Minnesota	339,772	335,613
Orlando	253,311	253,888
Philadelphia	323,098	316,810
Richmond/Hampton Roads	248,580	250,008
South Florida	378,121	380,138
Southeastern PA	695,294	695,966
Tampa	335,984	337,300
United Kingdom	261,819	247,537
Other	1,501,146	1,735,393
Segment-level total assets	6,350,979	6,542,540
Corporate Other	411,685	233,020
Total assets	$6,762,664	$6,775,560

Note 6: Accounting for the Disposal of Long-Lived Assets
Under ASU 2014-08, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results.
In November 2013, the Company entered into an Agreement of Sale and Purchase pursuant to which the Company agreed to sell 97 operating properties containing an aggregate of 6.6 million square feet for $697.3 million (the "Portfolio Sale"). In December 2013, the Company closed on the first of two planned settlements under this agreement. The proceeds from the first settlement were $367.7 million and included 49 properties totaling approximately 4.0 million square feet of space and 140 acres of land. In January 2014, the Company closed on the remaining settlement for proceeds of $329.6 million which consisted of 23 properties totaling 1.4 million square feet and 19 acres of land in the Maryland reportable segment, 24 properties and 1.2 million square feet in the New Jersey reportable segment and one property totaling 37,000 square feet in the Company's Southeastern PA reportable segment.
The Portfolio Sale is considered a discontinued operation under the provisions of ASU 2014-08 as it represents a strategic shift that will have a major effect on the Company's operations and financial results.
Prior to the adoption of ASU 2014-08, the results of operations for all operating properties sold or held for sale during the reported periods were shown under discontinued operations on the consolidated statements of comprehensive income. Under ASU 2014-08, operating properties that were sold or classified as held for sale before the adoption of ASU 2014-08 continue to be classified as discontinued operations. Accordingly, operating properties previously reported as discontinued operations will continue to be presented as discontinued operations on the consolidated statements of comprehensive income for all periods presented. The proceeds from the distribution of properties besides the Portfolio Sale that were included in discontinued operations was zero for the three months ended March 31, 2014 and was $74.7 million for the three months ended March 31, 2013.

A summary of the results of operations for the Portfolio Sale and other properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Portfolio Sale
Revenues	$4,763	$27,140
Operating expenses	(2,570)	(9,433)
Interest and other income	22	49
Interest expense	(557)	(3,772)
Depreciation and amortization	—	(7,311)
Income before gain on property dispositions	1,658	6,673
Gain on property dispositions	46,074	—
Income from discontinued operations - Portfolio Sale	$47,732	$6,673
Noncontrolling interest	(1,125)	(200)
Income from discontinued operations available to common shareholders - Portfolio Sale	$46,607	$6,473
Add back noncontrolling interest	1,125	$200
Income from discontinued operations - Portfolio Sale	$47,732	$6,673
Income from discontinued operations - other properties	43	43,155
Income from discontinued operations	$47,775	$49,828

Net cash used in operating activities from the properties included in the Portfolio Sale for the three months ended March 31, 2014 was $2.7 million compared to net cash provided by operating activities from such properties of $14.7 million for the three months ended March 31, 2013. Net cash provided by investing activities from the properties included in the Portfolio Sale for the three months ended March 31, 2014 was $313.1 million compared to net cash used by investing activities from such properties of $3.8 million for the three months ended March 31, 2013.
Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Note 7: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding of the Operating Partnership not held by the Trust as of March 31, 2014 have the same economic characteristics as common shares of the Trust. The 3,553,566 outstanding common units of the Operating Partnership at such date not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,553,566 outstanding common units based on the closing price of the common shares of the Trust at March 31, 2014 was $131.3 million.

Note 8: Limited Partners' Equity and Noncontrolling Interest of the Operating Partnership

Limited partners' equity in the accompanying financial statements represents the interests of the common and preferred units in the Operating Partnership not held by the Trust. The Operating Partnership's noncontrolling interest includes third-party ownership interests in consolidated joint venture investments.

Common units

The common units outstanding as of March 31, 2014 have the same economic characteristics as common shares of the Trust. The 3,553,566 outstanding common units at such date are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,553,566 outstanding common units at March 31, 2014 based on the closing price of the common shares of the Trust at March 31, 2014 was $131.3 million.

Note 9: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of March 31, 2014, the following cumulative preferred units of the Operating Partnership were outstanding:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.

Note 10: Indebtedness

Credit Facility

In March 2014, The Company replaced its existing $500 million credit facility which was due in November 2015 with a new credit facility. The new facility (the "Credit Facility") is for $800 million. It matures in March 2018 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility.

The Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 175%.

As of March 31, 2014, the Company was in compliance with the Credit Facility financial covenants.

Note 11: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2014 and December 31, 2013. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of March 31, 2014.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2013 and March 31, 2014 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2013	$545,306	$573,944	$2,708,213	$2,764,831
As of March 31, 2014	$542,809	$569,140	$2,708,440	$2,830,329

Note 12: Business Combination

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

The allocation of purchase price of the Cabot Acquisition is preliminary pending the receipt of the information necessary to complete the resolution of certain tangible and intangible assets and liabilities including the reconciliation of working capital accounts and the completion of tenant operating expense reconciliations.

Note 13: Derivative Instruments
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

In connection with the Cabot Acquisition, the Company assumed the seller’s interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had aggregate notional amounts of $104.9 million and $105.2 million at March 31, 2014 and December 31, 2013, respectively, and expire at various dates between 2018 and 2020.

For the three months ended March 31, 2014, the effective portion of the change in the fair value of the swaps was a decrease in the amount of $871,000, which was recorded as a reduction of other comprehensive income and will be reclassified into earnings as a component of interest expense in the period that the hedged forecasted transaction affects earnings. The amount of loss reclassified into interest expense from accumulated other comprehensive income was $360,000 for the three months ended March 31, 2014. The ineffective portion of the change in the fair value of the Swaps for the three months ended March 31, 2014 in the amount of $18,000 was recorded as an increase to interest expense in the accompanying consolidated statements of comprehensive income.

The fair value of the Swaps in the amount of $8.4 million as of both March 31, 2014 and December 31, 2013 is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.4 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $8.8 million.

Note 14: Commitments and Contingencies
Environmental Matters
Substantially all of the Company's properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the “Environmental Assessments”) obtained in contemplation of their acquisition by the Company or obtained by predecessor owners prior to the sale of the property or land to the Company. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2014, were as follows (in thousands):

Year	Amount
2014	$274
2015	384
2016	403
2017	403
2018	403
2019 through 2034	5,575
Total	$7,442

Operating ground lease expense for the three months ended March 31, 2014 was $47,000 as compared to $40,000 for the same period in 2013.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of March 31, 2014 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of March 31, 2014, the Company had letter of credit obligations of $8.1 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of March 31, 2014, the Company had 15 buildings under development. These buildings are expected to contain, when completed, a total of 4.9 million square feet of leasable space and represent an anticipated aggregate investment of $406.1 million. At March 31, 2014, development in progress totaled $242.8 million. In addition, as of March 31, 2014, the Company had invested $10.8 million in deferred leasing costs related to these development buildings. Also, as of March 31, 2014, the Company had a signed commitment for a development building not yet commenced for $12.7 million.
As of March 31, 2014, the Company was committed to $12.8 million in improvements on certain buildings and land parcels.

As of March 31, 2014, the Company was committed to $52.8 million in future land purchases.
As of March 31, 2014, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $36.3 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 15: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Write-off of fully depreciated property and deferred costs	$11,279	$7,182
Write-off of depreciated property and deferred costs due to sale	$131,026	$23,906
Unrealized losses on cash flow hedge	$(511)	$—

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
As of March 31, 2014, the Company owned and operated 485 industrial and 186 office properties (the “Wholly Owned Properties in Operation”) totaling 88.0 million square feet. In addition, as of March 31, 2014, the Company owned 15 properties under development, which when completed are expected to comprise 4.9 million square feet (the “Wholly Owned Properties under Development”) and 1,270 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2014, the Company had an ownership interest, through unconsolidated joint ventures, in 45 industrial and 34 office properties totaling 13.5 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), one property under development, which when completed is expected to comprise 203,000 square feet (the "JV Property under Development" and, collectively with the Wholly Owned Properties under Development, the
"Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 518 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company expects its strategy with respect to product and market selection to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. Given the Company's desire to operate industrial properties on a national platform and based on analysis of its present markets the Company intends to operate a portfolio that, at a minimum, derives approximately two-thirds of its net operating income from industrial properties and one-third from office properties. As of March 31, 2014, including the Company's share of unconsolidated joint ventures in which it holds an interest, approximately 61% of the Company's annualized net rent came from industrial properties and 39% came from office properties.

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
Also consistent with its strategy, on November 7, 2013, the Company entered into an Agreement of Sale and Purchase pursuant to which the Company agreed to sell a real estate portfolio which included the Company’s Jacksonville, Florida portfolio in its entirety, all of the office properties in Maryland, Southern New Jersey and the Fort Washington suburb of Philadelphia and flex properties in Minnesota for a purchase price of $697.3 million (the "Portfolio Sale"). The properties consisted of 97 buildings containing an aggregate of 6.6 million square feet. On December 24, 2013, the Company closed on the first of two planned settlements under this agreement.  The proceeds from the first settlement were $367.7 million and included 49 properties containing approximately 4.0 million square feet of space and 140 acres of land. The remaining 48 properties containing an aggregate of 2.6 million square feet and 19 acres of land were sold for $329.6 million in January 2014.
Due to long-term trends that the Company believes favor industrial properties and indicate potential erosion in value of suburban office properties, the Company has increased its investment in industrial and metro-office properties and decreased its investment in suburban office properties. The short-term implication of these activities is a decrease in net cash from operating activities, as rental income from industrial properties is less than that from suburban office properties. The Company anticipates that over time it will realize the benefits of these activities, including increasing rental rates and lower lease transaction costs. For 2014, the Company anticipates that the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be less than dividend distributions primarily due to the delay in the deployment of proceeds from the Portfolio Sale. The Company will continue to evaluate its dividend distribution policy in light of these circumstances.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three months ended March 31, 2014, the Company operated in a national economic environment characterized by high unemployment, low growth in GDP and low interest rates. Although this low interest rate environment has created opportunity for the Company to borrow money at a low rate of interest, the economy is in a state of transition following the economic dislocation that began in mid-2007 and although the downward pressure on rents has lessened, the economy is still in a general state of recovery. During the three months ended March 31, 2014, straight line rents on renewal and replacement leases were on average 1.0% higher than rents on expiring leases. The Company's guidance for 2014 contemplated a decrease in straight line rent on average of up to 5%. During the three months ended March 31, 2014, the Company successfully leased 5.3 million square feet and attained occupancy of 90.7% for the Wholly Owned Properties in Operation and 92.6% for the JV Properties in Operation for a combined occupancy of 91.0% for the Properties in Operation as of that date. At December 31, 2013, occupancy for the Wholly Owned Properties in Operation was 91.4% and for the JV Properties in Operation was 92.3% for a combined occupancy for the Properties in Operation of 91.6%.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended March 31, 2014, the Company acquired two properties for a Total Investment of $41.0 million. These properties, which contain 613,000 square feet of leasable space, were 14.7% occupied as of March 31, 2014.

Dispositions
Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market consistent with the Company's strategy; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended March 31, 2014, the Company realized proceeds of $334.6 million from the sale of 49 properties representing 2.7 million square feet and 19 acres of land.
Development
During the three months ended March 31, 2014, the Company brought into service three Wholly Owned Properties under Development representing 502,000 square feet and a Total Investment of $30.5 million. During the three months ended March 31, 2014, the Company initiated two Wholly Owned Properties under Development with a projected Total Investment of $61.0 million.

As of March 31, 2014, the Company had 15 Wholly Owned Properties under Development with a projected Total Investment of $406.1 million.
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
Acquisitions/Dispositions
During the three months ended March 31, 2014, none of the unconsolidated joint ventures in which the Company held an interest acquired or sold any properties. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the three months ended March 31, 2014, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of March 31, 2014, a joint venture in which the Company held a 25% interest had one property under development, which is expected to comprise, upon completion, 203,000 square feet and is expected to represent a Total Investment of $12.0 million.
On January 15, 2014, the Company announced that it has reached preliminary terms to develop, in a joint venture with Comcast Corporation, the “Comcast Innovation and Technology Center,” in Philadelphia, PA. The proposed project includes a 59-story, 1.5 million square foot tower incorporating 1.3 million square feet of office space and a 200+ room hotel. The project is expected to represent a Total Investment of $900 million to the joint venture, which we expect will be 20% owned by the Company. The Company is in discussions with Comcast Corporation regarding the formation of this joint venture, but there is no assurance that the joint venture will be finalized or that the development will be commenced. If the development does proceed, it is anticipated that it would commence in the summer of 2014 and that the project would be completed in late 2017.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of March 31, 2014 and 2013 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.53	$4.43	$5.93	$5.80	64,368	39,417	91.6%	95.2%
Industrial-Flex	$8.55	$8.80	$12.35	$13.09	9,041	9,033	89.8%	90.6%
Office	$15.91	$14.98	$24.19	$23.22	14,587	18,455	87.6%	88.3%
	$6.76	$7.78	$9.50	$11.34	87,996	66,905	90.7%	92.7%
JV Properties in Operation: (3)
Industrial-Distribution	$3.79	$3.69	$5.54	$5.57	9,270	9,270	95.3%	93.0%
Industrial-Flex	$27.02	$22.15	$26.47	$26.01	108	171	97.8%	68.4%
Office	$24.91	$23.93	$36.41	$35.49	4,114	4,263	86.3%	92.2%
	$9.99	$10.15	$14.49	$15.04	13,492	13,704	92.6%	92.4%
Properties in Operation:
Industrial-Distribution	$4.43	$4.29	$5.88	$5.76	73,638	48,687	92.0%	94.8%
Industrial-Flex	$8.78	$8.99	$12.53	$13.27	9,149	9,204	89.9%	90.2%
Office	$17.87	$16.72	$26.85	$25.60	18,701	22,718	87.4%	89.0%
	$7.20	$8.18	$10.18	$11.97	101,488	80,609	91.0%	92.6%

(1) Net rent represents the contractual rent per square foot at March 31, 2014 or 2013 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at March 31, 2014 or 2013 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at March 31, 2014 or 2013 for tenants in occupancy.
(3) JV Properties in Operation represents the 79 properties owned by unconsolidated joint ventures in which the Company has an interest.

The table below details the vacancy activity during the three months ended March 31, 2014:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2014	7,655,546	1,044,395	8,699,941
Acquisition vacant space	522,772	—	522,772
Completed development vacant space	68,272	—	68,272
Disposition vacant space	(299,219)	—	(299,219)
Expirations	5,726,545	758,214	6,484,759
Property structural changes/other	3,628	—	3,628
Leasing activity	(5,534,411)	(801,351)	(6,335,762)
Vacancy at March 31, 2014	8,143,133	1,001,258	9,144,391

Lease transaction costs per square foot (1)	$3.83	$5.48	$4.09
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the three months ended March 31, 2014, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2014 with the results of operations of the Company for the three months ended March 31, 2013. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2014 and 2013, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2014 increased to $6,319.9 million from $4,399.8 million for the three months ended March 31, 2013. The change in average gross investment in operating real estate was primarily due to the Cabot Acquisition. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $197.6 million for the three months ended March 31, 2014 from $147.1 million for the three months ended March 31, 2013. The $50.5 million increase was primarily due to the increase in average gross investment in operating real estate.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 5 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)
	March 31,
	2014	2013
Carolinas	$5,742	$4,914	16.8%	(1)
Chicago/Milwaukee	5,163	2,174	137.5%	(1)
Houston	7,053	5,250	34.3%	(1)
Lehigh/Central PA	19,240	16,668	15.4%	(1)
Minnesota	6,619	7,712	(14.2%)	(2)
Orlando	5,492	5,251	4.6%
Philadelphia	6,721	5,879	14.3%	(1)
Richmond/Hampton Roads	5,920	6,226	(4.9%)
South Florida	7,527	4,575	64.5%	(1)
Southeastern PA	19,600	22,613	(13.3%)	(2)
Tampa	8,441	8,254	2.3%
United Kingdom	3,526	(133)	2,751.1%	(1)
Other	21,731	17,123	26.9%	(1)
Total reportable segment net operating income	$122,775	$106,506	15.3%

(1) The increase was primarily due to an increase in average gross investment in operating real estate.
(2) The decrease was primarily due to a decrease in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The same store results were affected by changes in occupancy and rental rates as detailed below for the respective periods. The results were also affected by the non-recovered portion of the increase in snow removal costs and other weather-related expenses for the respective periods.

	Three Months Ended
	March 31,
	2014	2013
Average occupancy %	93.3%	93.0%
Average rental rate - cash basis (1)	$7.35	$7.28
Average rental rate - straight line rent and operating expense reimbursement (2)	$10.45	$10.40
(1) Represents the average contractual rent per square foot for the three months ended March 31, 2014 or 2013 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the three months ended March 31, 2014 or 2013 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 479 properties totaling approximately 59.4 million square feet owned on January 1, 2013. Properties that were acquired, or on which development was completed, during the year ended December 31, 2013 and the three months ended March 31, 2014 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 58 properties sold during 2013 and the 49 properties sold during the three months ended March 31, 2014 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2014 and 2013. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2014	March 31, 2013
Same Store:
Rental revenue	$102,740	$102,942
Operating expenses:
Rental property expense	32,545	25,852
Real estate taxes	17,540	17,200
Operating expense recovery	(47,634)	(42,216)
Unrecovered operating expenses	2,451	836
Property level operating income	100,289	102,106
Less straight line rent	605	1,014
Cash basis property level operating income	$99,684	$101,092
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$99,684	$101,092
Straight line rent	605	1,014
Property level operating income	100,289	102,106
Non-Same Store property level operating income - continuing operations	33,435	1,528
Termination fees	829	307
General and administrative expense	(18,361)	(19,793)
Depreciation and amortization expense	(56,734)	(37,220)
Other income (expense)	(36,755)	(23,366)
Income taxes	(531)	(491)
Equity in earnings of unconsolidated joint ventures	4,159	1,757
Discontinued operations (1)	47,775	49,828
Net income	$74,106	$74,656

(1)Includes termination fees of $8,000 and $232,000 for the three months ended March 31, 2014 and 2013, respectively. Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations.
General and Administrative
General and administrative expenses decreased to $18.4 million for the three months ended March 31, 2014 compared to $19.8 million for the three months ended March 31, 2013. This decrease was primarily due to decreases in costs related to cancelled projects and certain operating initiatives. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $56.7 million for the three months ended March 31, 2014 from $37.2 million for the three months ended March 31, 2013. This increase was primarily due to the increased investment in operating real estate.

Other Income
Other income was $2.5 million for the three months ended March 31, 2014 compared to $4.4 million for the three months ended March 31, 2013. This decrease was primarily due to a decrease in gains associated with a land development in the United Kingdom.

Interest Expense
Interest expense increased to $39.2 million for the three months ended March 31, 2014 from $27.7 million for the three months ended March 31, 2013. The increase was primarily due to an increase in the average debt outstanding to $3,251.9 million for the three months ended March 31, 2014 from $2,610.6 million for the three months ended March 31, 2013. The increase in the average debt outstanding was primarily due to the issuance of $450 million in unsecured notes in September 2013 in anticipation of the Cabot Acquisition. This increase was also due to a decrease in interest allocated to discontinued operations. There was $557,000 in interest expense allocated to discontinued operations for the three months ended March 31, 2014 compared to $4.3 million for the three months ended March 31, 2013. This decrease was due to the level of dispositions in 2014 compared to 2013.
The increase was partially offset by a decrease in the weighted average interest rate which was 5.0% for the three months ended March 31, 2014 compared to 5.1% for the three months ended March 31, 2013.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $4.2 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. This increase was primarily due to a $2.7 million gain related to the sale of a land leasehold interest by an unconsolidated joint venture in which the Company holds an interest.
Other
Income from discontinued operations decreased to $47.8 million for the three months ended March 31, 2014 from $49.8 million for the three months ended March 31, 2013. This decrease was primarily due to a decrease in operating results related to the properties included in discontinued operations partially offset by an increase in gains recognized on sales.
As a result of the foregoing, the Company’s net income decreased to $74.1 million for the three months ended March 31, 2014 compared to $74.7 million for the three months ended March 31, 2013.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company expects to expend $300 million to $500 million to fund its investment in development properties in 2014. The Company’s remaining 2014 debt maturities total approximately $211.3 million. The Company anticipates that it will invest $200 million to $400 million in property acquisitions and $50 million to $100 million in land acquisitions in 2014. The Company expects to realize $500 million to $650 million in proceeds from asset sales in 2014. The Company believes that proceeds from asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of March 31, 2014, the Company had cash and cash equivalents of $390.6 million, including $20.0 million in restricted cash.
Net cash provided by operating activities decreased to $73.7 million for the three months ended March 31, 2014 from $92.2 million for the three months ended March 31, 2013. This $18.5 million decrease was primarily due to changes in restricted cash, prepaid expenses and other assets and other liabilities during 2014 related to expenditures on and the distribution of proceeds for a land development in the United Kingdom. There were no similar expenditures or distributions during 2013. Decreases were offset by an increase in operating activities during 2013, reflecting the impact of the Cabot Acquisition net of that of the Portfolio Sale. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash provided by investing activities was $195.0 million for the three months ended March 31, 2014 compared to $30.7 million for the three months ended March 31, 2013. This $164.3 million increase primarily resulted from an increase in net proceeds from the disposition of properties and land associated with the close of the second settlement of the Portfolio Sale. This amount was partially offset by an increase in the investment in acquisition and development properties.

Net cash used in financing activities decreased to $61.7 million for the three months ended March 31, 2014 compared to $103.3 million for the three months ended March 31, 2013. This $41.6 million decrease was primarily due to a decrease in Credit Facility repayments. No amounts were drawn on the Credit Facility at December 31, 2013 and March 31, 2014. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The Credit Facility replaced a $500 million credit facility during the three months ended March 31, 2014. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at March 31, 2014 was LIBOR plus 105 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2014, the Company’s debt to gross assets ratio was 41.4% and for the three months ended March 31, 2014, the fixed charge coverage ratio was 2.8x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2014, $542.8 million in mortgage loans and $2,708.4 million in unsecured notes were outstanding with a weighted average interest rate of 5.05%. The interest rates on $3,235.2 million of mortgage loans and unsecured notes are fixed (including $104.9 million fixed via a swap arrangement - see Note 12 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of March 31, 2014 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2014	$8,591	$2,696	$199,972	$—	$211,259	5.64%
2015	12,138	44,469	315,897	—	372,504	5.16%
2016	11,720	182,318	299,416	—	493,454	6.08%
2017	10,916	2,349	295,906	—	309,171	6.57%
2018	8,730	27,051	99,970	—	135,751	6.80%
2019	8,680	50,043	—	—	58,723	3.99%
2020	4,280	67,361	349,462	—	421,103	4.83%
2021	2,716	65,008	—	—	67,724	4.06%
2022	2,172	—	399,361	—	401,533	4.14%
2023 & thereafter	29,625	1,946	748,456	—	780,027	4.03%
	$99,568	$443,241	$2,708,440	$—	$3,251,249	5.05%

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

Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$71,900	$71,239
Basic - income available to common shareholders	71,900	71,239
Basic - income available to common shareholders per weighted average share	$0.49	$0.60
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,291	3,397
Depreciation and amortization	56,107	44,972
Gain on property dispositions/other	(45,526)	(41,706)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(327)	(200)
Funds from operations available to common shareholders – basic	$85,445	$77,702
Basic Funds from operations available to common shareholders per weighted average share	$0.58	$0.65
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$71,900	$71,239
Diluted - income available to common shareholders	71,900	71,239
Diluted - income available to common shareholders per weighted average share	$0.49	$0.60
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,291	3,397
Depreciation and amortization	56,107	44,972
Gain on property dispositions/other	(45,526)	(41,706)
Noncontrolling interest less preferred share distributions	1,735	2,206
Funds from operations available to common shareholders - diluted	$87,507	$80,108
Diluted Funds from operations available to common shareholders per weighted average share	$0.58	$0.65
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	146,425	118,688
Dilutive shares for long term compensation plans	670	844
Diluted shares for net income calculations	147,095	119,532
Weighted average common units	3,556	3,714
Diluted shares for Funds from operations calculations	150,651	123,246

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2013.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2014.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1+*
Fourth Amended and Restated Credit Agreement, dated as of March 26, 2014, by and among Liberty Property Trust, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, RBS Citizens Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Citigroup Global Markets Inc. and Goldman Sachs Bank USA as Senior Managing Agents, Capital One, National Association and Union Bank, N.A., as Managing Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and the lenders a party thereto.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 1, 2014
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	May 1, 2014
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	May 1, 2014
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	May 1, 2014
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

10.1 +
Fourth Amended and Restated Credit Agreement, dated as of March 26, 2014, by and among Liberty Property Trust, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, RBS Citizens Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Citigroup Global Markets Inc. and Goldman Sachs Bank USA as Senior Managing Agents, Capital One, National Association and Union Bank, N.A., as Managing Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and the lenders a party thereto.

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