Form 10-Q
period 2014-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2014-07-31
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 28, 2014, 148,100,502 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2014. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”). The Company had issued several series of cumulative redeemable preferred units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of cumulative redeemable preferred shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during 2013. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2014

Index		Page

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures for Liberty Property Trust		43

Signatures for Liberty Property Limited Partnership		44

Exhibit Index		45

	ARTICLES OF AMENDMENT TO DECLARATION OF TRUST

	AMENDED AND RESTATED LIMITED LIABILITY COMPANY OPERATING AGREEMENT OF 18A LLC

	LIMITED LIABILITY COMPANY OPERATING AGREEMENT OF 18A HOTEL LLC

	DEVELOPMENT AGREEMENT BY AND AMONG LIBERTY PROPERTY 18TH & ARCH, LP, LIBERTY PROPERTY LIMITED PARTNERSHIP AND A WHOLLY OWNED SUBSIDIARY OF 18A HOTEL LLC

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Real estate:
Land and land improvements	$1,162,397	$1,139,455
Building and improvements	5,244,783	5,144,758
Less accumulated depreciation	(1,135,864)	(1,057,680)
Operating real estate	5,271,316	5,226,533
Development in progress	329,685	209,187
Land held for development	241,196	233,055
Net real estate	5,842,197	5,668,775
Cash and cash equivalents	228,678	163,414
Restricted cash	18,980	51,456
Accounts receivable	15,272	13,900
Deferred rent receivable	107,473	99,956
Deferred financing and leasing costs, net of accumulated amortization (2014, $158,313; 2013, $140,958)	221,121	226,607
Investments in and advances to unconsolidated joint ventures	203,876	179,655
Assets held for sale	—	275,957
Prepaid expenses and other assets	94,142	95,840
Total assets	$6,731,739	$6,775,560
LIABILITIES
Mortgage loans	$537,338	$545,306
Unsecured notes	2,708,668	2,708,213
Credit facility	—	—
Accounts payable	56,073	70,406
Accrued interest	28,530	25,777
Dividend and distributions payable	71,864	71,323
Other liabilities	219,050	250,819
Total liabilities	3,621,523	3,671,844
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of June 30, 2014 and December 31, 2013	7,537	7,537
EQUITY
Shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 149,008,030 (includes 1,249,909 in treasury) and 147,846,801 (includes 1,249,909 in treasury) shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	149	148
Additional paid-in capital	3,709,753	3,669,618
Accumulated other comprehensive income	15,752	9,742
Distributions in excess of net income	(630,706)	(591,713)
Common shares in treasury, at cost, 1,249,909 shares as of June 30, 2014 and December 31, 2013	(51,951)	(51,951)
Total shareholders’ equity	3,042,997	3,035,844
Noncontrolling interest – operating partnership
3,553,566 and 3,556,556 common units outstanding as of June 30, 2014 and December 31, 2013, respectively	55,763	56,713
Noncontrolling interest – consolidated joint ventures	3,919	3,622
Total equity	3,102,679	3,096,179
Total liabilities, noncontrolling interest - operating partnership and equity	$6,731,739	$6,775,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2014	June 30, 2013
OPERATING REVENUE
Rental	$139,377	$106,955
Operating expense reimbursement	53,582	44,069
Total operating revenue	192,959	151,024
OPERATING EXPENSE
Rental property	31,928	26,684
Real estate taxes	25,716	18,906
General and administrative	14,973	16,455
Depreciation and amortization	57,872	37,527
Total operating expenses	130,489	99,572
Operating income	62,470	51,452
OTHER INCOME (EXPENSE)
Other income	3,117	5,352
Interest expense	(38,470)	(28,133)
Total other income (expense)	(35,353)	(22,781)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	27,117	28,671
Gain on property dispositions	1,896	—
Income taxes	(693)	(660)
Equity in earnings of unconsolidated joint ventures	1,546	1,566
Income from continuing operations	29,866	29,577
Discontinued operations (including net gain on property dispositions of $140 and $7,658 for the three months ended June 30, 2014 and 2013, respectively)	241	13,666
Net income	30,107	43,243
Noncontrolling interest – operating partnership	(821)	(3,134)
Noncontrolling interest – consolidated joint ventures	(37)	—
Net income available to common shareholders	$29,249	$40,109

Net income	$30,107	$43,243
Other comprehensive income - foreign currency translation	6,464	40
Other comprehensive loss - change in net unrealized gain on derivative instruments	(1,145)	—
Other comprehensive income	5,319	40
Total comprehensive income	35,426	43,283
Less: comprehensive income attributable to noncontrolling interest	(983)	(3,135)
Comprehensive income attributable to common shareholders	$34,443	$40,148
Earnings per common share
Basic:
Income from continuing operations	$0.20	$0.22
Income from discontinued operations	—	0.11
Income per common share – basic	$0.20	$0.33
Diluted:
Income from continuing operations	$0.20	$0.22
Income from discontinued operations	—	0.11
Income per common share – diluted	$0.20	$0.33
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	147,012	120,081
Diluted	147,774	120,911
Amounts attributable to common shareholders
Income from continuing operations	$29,014	$26,848
Discontinued operations	235	13,261
Net income available to common shareholders	$29,249	$40,109
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING REVENUE
Rental	$278,311	$211,670
Operating expense reimbursement	112,263	86,480
Total operating revenue	390,574	298,150
OPERATING EXPENSE
Rental property	70,489	51,913
Real estate taxes	50,217	36,863
General and administrative	33,334	36,248
Depreciation and amortization	114,606	74,748
Total operating expenses	268,646	199,772
Operating income	121,928	98,378
OTHER INCOME (EXPENSE)
Other income	5,570	9,732
Interest expense	(77,677)	(55,872)
Total other income (expense)	(72,107)	(46,140)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	49,821	52,238
Gain on property dispositions	1,896	—
Income taxes	(1,224)	(1,151)
Equity in earnings of unconsolidated joint ventures	5,705	3,323
Income from continuing operations	56,198	54,410
Discontinued operations (including net gain on property dispositions of $46,256 and $49,364 for the six months ended June 30, 2014 and 2013, respectively)	48,015	63,489
Net income	104,213	117,899
Noncontrolling interest – operating partnership	(2,674)	(6,551)
Noncontrolling interest – consolidated joint ventures	(390)	—
Net income available to common shareholders	$101,149	$111,348

Net income	$104,213	$117,899
Other comprehensive income (loss) - foreign currency translation	7,811	(4,812)
Other comprehensive loss - change in net unrealized gain on derivative instruments	(1,656)	—
Other comprehensive income (loss)	6,155	(4,812)
Total comprehensive income	110,368	113,087
Less: comprehensive income attributable to noncontrolling interest	(3,209)	(6,406)
Comprehensive income attributable to common shareholders	$107,159	$106,681
Earnings per common share
Basic:
Income from continuing operations	$0.37	$0.42
Income from discontinued operations	0.32	0.51
Income per common share – basic	$0.69	$0.93
Diluted:
Income from continuing operations	$0.37	$0.42
Income from discontinued operations	0.32	0.51
Income per common share – diluted	$0.69	$0.93
Distributions per common share	$0.95	$0.95
Weighted average number of common shares outstanding
Basic	146,749	119,416
Diluted	147,444	120,229
Amounts attributable to common shareholders
Income from continuing operations	$54,262	$49,751
Discontinued operations	46,887	61,597
Net income available to common shareholders	$101,149	$111,348
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON UNITS	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED UNITS	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2014	$148	$3,669,618	$9,742	$(591,713)	$(51,951)	$3,035,844	$56,713	$—	$3,622	$3,096,179
Net proceeds from the issuance of common shares	1	31,587	—	—	—	31,588	—	—	—	31,588
Net income	—	—	—	101,149	—	101,149	2,438	236	390	104,213
Distributions	—	—	—	(140,142)	—	(140,142)	(3,485)	(236)	(93)	(143,956)
Share-based compensation	—	8,500	—	—	—	8,500	—	—	—	8,500
Other comprehensive income - foreign currency translation	—	—	7,627	—	—	7,627	184	—	—	7,811
Other comprehensive loss - change in net unrealized gain on derivative instruments	—	—	(1,617)	—	—	(1,617)	(39)	—	—	(1,656)
Redemption of noncontrolling interests – common units	—	48	—	—	—	48	(48)	—	—	—
Balance at June 30, 2014	$149	$3,709,753	$15,752	$(630,706)	$(51,951)	$3,042,997	$55,763	$—	$3,919	$3,102,679

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES
Net income	$104,213	$117,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,547	90,956
Amortization of deferred financing costs	2,629	1,964
Equity in earnings of unconsolidated joint ventures	(5,705)	(3,323)
Distributions from unconsolidated joint ventures	—	470
Gain on property dispositions	(48,152)	(49,364)
Share-based compensation	8,500	6,359
Other	(2,210)	(4,461)
Changes in operating assets and liabilities:
Restricted cash	33,239	5,478
Accounts receivable	(1,307)	875
Deferred rent receivable	(7,548)	(4,197)
Prepaid expenses and other assets	(29,907)	1,477
Accounts payable	9,100	1,161
Accrued interest	2,753	(158)
Other liabilities	(34,802)	(18,727)
Net cash provided by operating activities	147,350	146,409
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(90,837)	(133,500)
Investment in operating properties - other	(39,073)	(24,104)
Investments in and advances to unconsolidated joint ventures	(12,008)	(8,153)
Distributions from unconsolidated joint ventures	5,429	4,975
Net proceeds from disposition of properties/land	351,299	124,453
Net proceeds from public reimbursement receivable/escrow	5,627	10,845
Investment in development in progress	(150,199)	(47,843)
Investment in land held for development	(12,793)	(13,586)
Investment in deferred leasing costs	(18,252)	(15,166)
Net cash provided by (used in) investing activities	39,193	(102,079)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	31,588	108,852
Redemption of preferred units	—	(64,500)
Proceeds from mortgage loans	—	6,738
Repayments of mortgage loans	(7,013)	(2,506)
Proceeds from credit facility	—	269,550
Repayments on credit facility	—	(216,550)
Payment of deferred financing costs	(3,635)	(8)
Distribution paid on common shares	(139,598)	(113,241)
Distribution paid on units/to consolidated joint venture partners	(3,814)	(5,827)
Net cash used in financing activities	(122,472)	(17,492)
Net increase in cash and cash equivalents	64,071	26,838
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,193	(3,515)
Cash and cash equivalents at beginning of period	163,414	38,356
Cash and cash equivalents at end of period	$228,678	$61,679

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Real estate:
Land and land improvements	$1,162,397	$1,139,455
Building and improvements	5,244,783	5,144,758
Less accumulated depreciation	(1,135,864)	(1,057,680)
Operating real estate	5,271,316	5,226,533
Development in progress	329,685	209,187
Land held for development	241,196	233,055
Net real estate	5,842,197	5,668,775
Cash and cash equivalents	228,678	163,414
Restricted cash	18,980	51,456
Accounts receivable	15,272	13,900
Deferred rent receivable	107,473	99,956
Deferred financing and leasing costs, net of accumulated amortization (2014, $158,313; 2013, $140,958)	221,121	226,607
Investments in and advances to unconsolidated joint ventures	203,876	179,655
Assets held for sale	—	275,957
Prepaid expenses and other assets	94,142	95,840
Total assets	$6,731,739	$6,775,560
LIABILITIES
Mortgage loans	$537,338	$545,306
Unsecured notes	2,708,668	2,708,213
Credit facility	—	—
Accounts payable	56,073	70,406
Accrued interest	28,530	25,777
Distributions payable	71,864	71,323
Other liabilities	219,050	250,819
Total liabilities	3,621,523	3,671,844
Limited partners' equity - 301,483 preferred units outstanding as of June 30, 2014 and December 31, 2013	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,758,121 (net of 1,249,909 treasury units) and 146,596,892 (net of 1,249,909 treasury units) common units outstanding as of June 30, 2014 and December 31, 2013, respectively	3,042,997	3,035,844
Limited partners’ equity – 3,553,566 and 3,556,556 common units outstanding as of June 30, 2014 and December 31, 2013, respectively	55,763	56,713
Noncontrolling interest – consolidated joint ventures	3,919	3,622
Total owners’ equity	3,102,679	3,096,179
Total liabilities, limited partners' equity and owners’ equity	$6,731,739	$6,775,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2014	June 30, 2013
OPERATING REVENUE
Rental	$139,377	$106,955
Operating expense reimbursement	53,582	44,069
Total operating revenue	192,959	151,024
OPERATING EXPENSE
Rental property	31,928	26,684
Real estate taxes	25,716	18,906
General and administrative	14,973	16,455
Depreciation and amortization	57,872	37,527
Total operating expenses	130,489	99,572
Operating income	62,470	51,452
OTHER INCOME (EXPENSE)
Other income	3,117	5,352
Interest expense	(38,470)	(28,133)
Total other income (expense)	(35,353)	(22,781)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	27,117	28,671
Gain on property dispositions	1,896	—
Income taxes	(693)	(660)
Equity in earnings of unconsolidated joint ventures	1,546	1,566
Income from continuing operations	29,866	29,577
Discontinued operations (including net gain on property dispositions of $140 and $7,658 for the three months ended June 30, 2014 and 2013, respectively)	241	13,666
Net income	30,107	43,243
Noncontrolling interest – consolidated joint ventures	(37)	—
Preferred unit distributions	(118)	(672)
Excess of preferred unit redemption over carrying amount	—	(1,236)
Income available to common unitholders	$29,952	$41,335
Net income	$30,107	$43,243
Other comprehensive income - foreign currency translation	6,464	40
Other comprehensive loss - change in net unrealized gain on derivative instruments	(1,145)	—
Other comprehensive income	5,319	40
Total comprehensive income	$35,426	$43,283
Earnings per common unit
Basic:
Income from continuing operations	$0.20	$0.22
Income from discontinued operations	—	0.11
Income per common unit - basic	$0.20	$0.33
Diluted:
Income from continuing operations	$0.20	$0.22
Income from discontinued operations	—	0.11
Income per common unit - diluted	$0.20	$0.33
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	150,563	123,795
Diluted	151,325	124,625
Net income allocated to general partners	$29,249	$40,109
Net income allocated to limited partners	$821	$3,134

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING REVENUE
Rental	$278,311	$211,670
Operating expense reimbursement	112,263	86,480
Total operating revenue	390,574	298,150
OPERATING EXPENSE
Rental property	70,489	51,913
Real estate taxes	50,217	36,863
General and administrative	33,334	36,248
Depreciation and amortization	114,606	74,748
Total operating expenses	268,646	199,772
Operating income	121,928	98,378
OTHER INCOME (EXPENSE)
Other income	5,570	9,732
Interest expense	(77,677)	(55,872)
Total other income (expense)	(72,107)	(46,140)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	49,821	52,238
Gain on property dispositions	1,896	—
Income taxes	(1,224)	(1,151)
Equity in earnings of unconsolidated joint ventures	5,705	3,323
Income from continuing operations	56,198	54,410
Discontinued operations (including net gain on property dispositions of $46,256 and $49,364 for the six months ended June 30, 2014 and 2013, respectively)	48,015	63,489
Net income	104,213	117,899
Noncontrolling interest – consolidated joint ventures	(390)	—
Preferred unit distributions	(236)	(1,883)
Excess of preferred unit redemption over carrying amount	—	(1,236)
Income available to common unitholders	$103,587	$114,780
Net income	$104,213	$117,899
Other comprehensive income (loss) - foreign currency translation	7,811	(4,812)
Other comprehensive loss - change in net unrealized gain on derivative instruments	(1,656)	—
Other comprehensive income (loss)	6,155	(4,812)
Total comprehensive income	$110,368	$113,087
Earnings per common unit
Basic:
Income from continuing operations	$0.37	$0.42
Income from discontinued operations	0.32	0.51
Income per common unit - basic	$0.69	$0.93
Diluted:
Income from continuing operations	$0.37	$0.42
Income from discontinued operations	0.32	0.51
Income per common unit - diluted	$0.69	$0.93
Distributions per common unit	$0.95	$0.95
Weighted average number of common units outstanding
Basic	150,304	123,130
Diluted	150,999	123,943
Net income allocated to general partners	$101,149	$111,348
Net income allocated to limited partners	$2,674	$6,551

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2014	$3,035,844	$56,713	$—	$3,622	$3,096,179
Contributions from partners	40,088	—	—	—	40,088
Distributions to partners	(140,142)	(3,485)	(236)	(93)	(143,956)
Foreign currency translation adjustment	7,627	184	—	—	7,811
Change in net unrealized gain on derivative instruments	(1,617)	(39)	—	—	(1,656)
Net income	101,149	2,438	236	390	104,213
Redemption of limited partners common units for common shares	48	(48)	—	—	—
Balance at June 30, 2014	$3,042,997	$55,763	$—	$3,919	$3,102,679

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES
Net income	$104,213	$117,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,547	90,956
Amortization of deferred financing costs	2,629	1,964
Equity in earnings of unconsolidated joint ventures	(5,705)	(3,323)
Distributions from unconsolidated joint ventures	—	470
Gain on property dispositions	(48,152)	(49,364)
Share-based compensation	8,500	6,359
Other	(2,210)	(4,461)
Changes in operating assets and liabilities:
Restricted cash	33,239	5,478
Accounts receivable	(1,307)	875
Deferred rent receivable	(7,548)	(4,197)
Prepaid expenses and other assets	(29,907)	1,477
Accounts payable	9,100	1,161
Accrued interest	2,753	(158)
Other liabilities	(34,802)	(18,727)
Net cash provided by operating activities	147,350	146,409
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(90,837)	(133,500)
Investment in operating properties - other	(39,073)	(24,104)
Investments in and advances to unconsolidated joint ventures	(12,008)	(8,153)
Distributions from unconsolidated joint ventures	5,429	4,975
Net proceeds from disposition of properties/land	351,299	124,453
Net proceeds from public reimbursement receivable/escrow	5,627	10,845
Investment in development in progress	(150,199)	(47,843)
Investment in land held for development	(12,793)	(13,586)
Investment in deferred leasing costs	(18,252)	(15,166)
Net cash provided by (used in) investing activities	39,193	(102,079)
FINANCING ACTIVITIES
Redemption of preferred units	—	(64,500)
Proceeds from mortgage loans	—	6,738
Repayments of mortgage loans	(7,013)	(2,506)
Proceeds from credit facility	—	269,550
Repayments on credit facility	—	(216,550)
Payment of deferred financing costs	(3,635)	(8)
Capital contributions	31,588	108,852
Distributions to partners	(143,412)	(119,068)
Net cash used in financing activities	(122,472)	(17,492)
Net increase in cash and cash equivalents	64,071	26,838
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,193	(3,515)
Cash and cash equivalents at beginning of period	163,414	38,356
Cash and cash equivalents at end of period	$228,678	$61,679

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2014. The Company provides leasing, property management, development, acquisition, and other tenant-related services. The Company owns and operates industrial properties nationally and owns and operates office properties primarily in Metro Philadelphia, Washington D.C. and certain sunbelt cities. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
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

Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. Generally, the sale of a real estate asset would not meet the discontinued operations criteria and would not be presented as such under ASU 2014-08. ASU 2014-08 also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of ASU 2014-08 effective January 1, 2014, and has applied the provisions prospectively.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue. The standard also requires additional disclosures concerning contracts with customers, judgments concerning revenue recognition, and assets recognized for the costs to obtain or fulfill a contract. ASU 2014-09 is effective for the Company beginning January 1, 2017. The Company is evaluating the impact ASU 2014-09 will have on its financial position and results of operations.

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$29,014	147,012	$0.20	$26,848	120,081	$0.22
Dilutive shares for long-term compensation plans	—	762		—	830
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	$29,014	147,774	$0.20	$26,848	120,911	$0.22
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	$235	147,012	$—	$13,261	120,081	$0.11
Dilutive shares for long-term compensation plans	—	762		—	830
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	$235	147,774	$—	$13,261	120,911	$0.11
Basic income per common share
Net income available to common shareholders	$29,249	147,012	$0.20	$40,109	120,081	$0.33
Dilutive shares for long-term compensation plans	—	762		—	830
Diluted income per common share
Net income available to common shareholders	$29,249	147,774	$0.20	$40,109	120,911	$0.33

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$54,262	146,749	$0.37	$49,751	119,416	$0.42
Dilutive shares for long-term compensation plans	—	695		—	813
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	54,262	147,444	$0.37	49,751	120,229	$0.42
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	46,887	146,749	$0.32	61,597	119,416	$0.51
Dilutive shares for long-term compensation plans	—	695		—	813
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	46,887	147,444	$0.32	61,597	120,229	$0.51
Basic income per common share
Net income available to common shareholders	101,149	146,749	$0.69	111,348	119,416	$0.93
Dilutive shares for long-term compensation plans	—	695		—	813
Diluted income per common share
Net income available to common shareholders	$101,149	147,444	$0.69	$111,348	120,229	$0.93

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share was 750,000 for both the three and six months ended June 30, 2014 as compared to 625,000 and 773,000, respectively, for the same periods in 2013.
During the three and six months ended June 30, 2014, 42,000 and 43,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2013, 504,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
	Income (Loss) (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$29,829			$29,577
Less: Preferred unit distributions	(118)			(672)
Excess of preferred unit redemption over carrying amount	—			(1,236)
Basic income from continuing operations
Income from continuing operations available to common unitholders	$29,711	150,563	$0.20	$27,669	123,795	$0.22
Dilutive units for long-term compensation plans	—	762		—	830
Diluted income from continuing operations
Income from continuing operations available to common unitholders	$29,711	151,325	$0.20	$27,669	124,625	$0.22
Basic income from discontinued operations
Discontinued operations	$241	150,563	$—	$13,666	123,795	$0.11
Dilutive units for long-term compensation plans	—	762		—	830
Diluted income from discontinued operations
Discontinued operations	$241	151,325	$—	$13,666	124,625	$0.11
Basic income per common unit
Income available to common unitholders	$29,952	150,563	$0.20	$41,335	123,795	$0.33
Dilutive units for long-term compensation plans	—	762		—	830
Diluted income per common unit
Income available to common unitholders	$29,952	151,325	$0.20	$41,335	124,625	$0.33

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$55,808			$54,410
Less: Preferred unit distributions	(236)			(1,883)
Excess of preferred unit redemption over carrying amount	—			(1,236)
Basic income from continuing operations
Income from continuing operations available to common unitholders	55,572	150,304	$0.37	51,291	123,130	$0.42
Dilutive units for long-term compensation plans	—	695		—	813
Diluted income from continuing operations
Income from continuing operations available to common unitholders	55,572	150,999	$0.37	51,291	123,943	$0.42
Basic income from discontinued operations
Discontinued operations	48,015	150,304	$0.32	63,489	123,130	$0.51
Dilutive units for long-term compensation plans	—	695		—	813
Diluted income from discontinued operations
Discontinued operations	48,015	150,999	$0.32	63,489	123,943	$0.51
Basic income per common unit
Income available to common unitholders	103,587	150,304	$0.69	114,780	123,130	$0.93
Dilutive units for long-term compensation plans	—	695		—	813
Diluted income per common unit
Income available to common unitholders	$103,587	150,999	$0.69	$114,780	123,943	$0.93

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit was 750,000 for both the three and six months ended June 30, 2014 as compared to 625,000 and 773,000, respectively, for the same periods in 2013.
During the three and six months ended June 30, 2014, 42,000 and 43,000 common units, respectively, were issued upon the exercise of options. During the year ended December 31, 2013, 504,000 common units were issued upon the exercise of options.

Note 4: Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of Accumulated Other Comprehensive Income (Loss) (in thousands):

	Six Months Ended June 30,
	2014	2013
Foreign Currency Translation:
Beginning balance	$8,592	$3,195
Translation adjustment	7,811	(4,812)
Ending balance	16,403	(1,617)

Net unrealized gain (loss) on derivative instruments:
Beginning balance	1,584	—
Unrealized losses	(1,656)	—
Ending balance	(72)	—
Total accumulated other comprehensive income (loss)	16,331	(1,617)
Less: portion included in noncontrolling interest – operating partnership	(579)	(150)
Total accumulated other comprehensive income (loss) included in shareholders' equity	$15,752	$(1,767)
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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Operating revenue
Carolinas	$8,486	$7,309	$16,803	$14,587
Chicago/Milwaukee	8,152	3,470	16,723	6,163
Houston	12,128	9,018	23,995	17,353
Lehigh/Central PA	28,195	24,681	57,819	49,358
Minnesota	13,541	15,345	27,292	30,728
Orlando	8,061	7,876	16,056	15,573
Philadelphia	8,691	7,061	18,099	15,394
Richmond/Hampton Roads	10,115	9,794	20,184	19,940
South Florida	11,707	8,676	24,016	17,234
Southeastern PA	36,309	40,389	74,746	81,443
Tampa	13,230	13,116	26,404	26,082
United Kingdom	4,218	1,120	8,320	2,220
Other	30,122	30,716	65,158	60,446
Segment-level operating revenue	192,955	178,571	395,615	356,521

Reconciliation to total operating revenues
Discontinued operations	28	(27,516)	(4,735)	(58,597)
Other	(24)	(31)	(306)	226
Total operating revenue	$192,959	$151,024	$390,574	$298,150

Net operating income
Carolinas	$5,693	$4,939	$11,435	$9,853
Chicago/Milwaukee	4,973	1,812	10,136	3,986
Houston	7,232	5,058	14,284	10,309
Lehigh/Central PA	19,773	16,550	39,013	33,218
Minnesota	6,770	7,562	13,390	15,274
Orlando	5,354	5,125	10,846	10,376
Philadelphia	6,790	5,071	13,511	10,950
Richmond/Hampton Roads	6,054	5,853	11,973	12,079
South Florida	6,891	4,858	14,418	9,433
Southeastern PA	20,060	22,255	39,660	44,868
Tampa	8,488	8,353	16,929	16,607
United Kingdom	2,722	(321)	6,248	(455)
Other	19,167	15,665	40,898	32,792
Segment-level net operating income	119,967	102,780	242,741	209,290

Reconciliation to income from continuing operations
Interest expense (1)	(38,470)	(32,138)	(78,234)	(64,220)
Depreciation/amortization expense (2)	(44,561)	(29,061)	(89,098)	(58,368)
Gain on property dispositions	1,896	—	1,896	—
Equity in earnings of unconsolidated joint ventures	1,546	1,566	5,705	3,323
General and administrative expense (2)	(8,232)	(8,945)	(20,633)	(22,821)
Discontinued operations excluding gain on property dispositions	(101)	(6,008)	(1,759)	(14,125)
Income taxes (2)	(663)	(645)	(1,146)	(1,136)
Other	(1,516)	2,028	(3,274)	2,467
Income from continuing operations	$29,866	$29,577	$56,198	$54,410

(1)	Includes interest on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

During the three months ended June 30, 2014, the Company acquired six properties for a total purchase price of $53.2 million. During the six months ended June 30, 2014, the Company acquired eight properties for a total purchase price of $90.9 million.

During the three months ended June 30, 2014, the Company sold three operating properties to a joint venture in which the Company retains a 25% interest for $32.2 million. During the six months ended June 30, 2014, the Company realized proceeds of $366.9 million from the sale of 52 properties and 19 acres of land.

The Company's total assets by reportable segment as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014	December 31, 2013
Total assets
Carolinas	$303,215	$257,230
Chicago/Milwaukee	416,197	413,585
Houston	401,045	380,248
Lehigh/Central PA	972,962	938,824
Minnesota	343,894	335,613
Orlando	255,915	253,888
Philadelphia	336,783	316,810
Richmond/Hampton Roads	248,446	250,008
South Florida	379,976	380,138
Southeastern PA	699,676	695,966
Tampa	336,012	337,300
United Kingdom	265,018	247,537
Other	1,504,110	1,735,393
Segment-level total assets	6,463,249	6,542,540
Corporate Other	268,490	233,020
Total assets	$6,731,739	$6,775,560

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
Prior to the adoption of ASU 2014-08, the results of operations for all operating properties sold or held for sale during the reported periods were shown under discontinued operations on the consolidated statements of comprehensive income. Under ASU 2014-08, operating properties that were sold or classified as held for sale before the adoption of ASU 2014-08 continue to be classified as discontinued operations. Accordingly, operating properties previously reported as discontinued operations will continue to be presented as discontinued operations on the consolidated statements of comprehensive income for all periods presented. The proceeds from the disposition of properties excluding the Portfolio Sale that were included in discontinued operations were zero for the three and six months ended June 30, 2014 and were $51.4 million and $126.0 million for the same periods in 2013.

A summary of the results of operations for the Portfolio Sale and other properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Portfolio Sale
Revenues	$(28)	$26,659	$4,733	$53,800
Operating expenses	129	(9,113)	(2,441)	(18,549)
Interest and other income	—	57	29	106
Interest expense	—	(3,720)	(557)	(7,472)
Depreciation and amortization	—	(7,293)	—	(14,604)
Income before gain on property dispositions	101	6,590	1,764	13,281
Gain on property dispositions	80	—	46,121	—
Income from discontinued operations - Portfolio Sale	$181	$6,590	$47,885	$13,281
Noncontrolling interest	(4)	(195)	(1,144)	(396)
Income from discontinued operations available to common shareholders - Portfolio Sale	$177	$6,395	$46,741	$12,885
Add back noncontrolling interest	4	$195	$1,144	$396
Income from discontinued operations - Portfolio Sale	$181	$6,590	$47,885	$13,281
Income from discontinued operations - other properties	60	7,076	130	50,208
Income from discontinued operations	$241	$13,666	$48,015	$63,489

Net cash used in operating activities from the properties included in the Portfolio Sale for the three and six months ended June 30, 2014 was $97,000 and $2.8 million, respectively, compared to net cash provided by operating activities from such properties of $13.3 million and $28.0 million, respectively, for the three and six months ended June 30, 2013. Net cash provided by investing activities from the properties included in the Portfolio Sale for the three and six months ended June 30, 2014 was $50,000 and $313.2 million, respectively, compared to net cash used by investing activities from such properties of $4.0 million and $7.8 million, respectively, for the three and six months ended June 30, 2013.
Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
During the three months ended June 30, 2014, the Company sold three operating properties in a segment grouped into the Company's "Other" category for aggregate proceeds of $32.2 million. During the six months ended June 30, 2014, the Company sold four operating properties in segments grouped into the Company's "Other" category for aggregate proceeds of $37.3 million Under ASU 2014-08, these sold properties have not been classified as discontinued operations.
Note 7: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding of the Operating Partnership not held by the Trust as of June 30, 2014 have the same economic characteristics as common shares of the Trust. The 3,553,566 outstanding common units of the Operating Partnership at such date not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,553,566 outstanding common units based on the closing price of the common shares of the Trust at June 30, 2014 was $134.8 million.

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

Common units

The common units outstanding as of June 30, 2014 have the same economic characteristics as common shares of the Trust. The 3,553,566 outstanding common units at such date are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,553,566 outstanding common units at June 30, 2014 based on the closing price of the common shares of the Trust at June 30, 2014 was $134.8 million.

Note 9: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of June 30, 2014, the following cumulative preferred units of the Operating Partnership were outstanding:

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

As of June 30, 2014, the Company was in compliance with the Credit Facility financial covenants.

Note 11: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2014 and December 31, 2013. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of June 30, 2014.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2013 and June 30, 2014 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2013	$545,306	$573,944	$2,708,213	$2,764,831
As of June 30, 2014	$537,338	$561,388	$2,708,668	$2,850,123

Note 12: Investment in Unconsolidated Joint Ventures
Comcast Innovation & Technology Center

On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Innovation & Technology Center (the "Project") located on the 1800 block of Arch Street in Philadelphia, Pennsylvania as part of a trophy-class mixed-use development. The 59-story building will include 1.334 million square feet of rentable office space (the "Office") and a 222-room Four Seasons Hotel (the "Hotel").  The Project is expected to be completed during the first quarter of 2018.  Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $933 million, of which $40 million represents public assistance in the form of grants from the Commonwealth of Pennsylvania and the City of Philadelphia for funding of infrastructure improvements and public spaces.  The Company's investment in the project is expected to be approximately $185 million with 20% ownership in both joint ventures. As of June 30, 2014, the Company's investment in these joint ventures was $14.2 million. This investment is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet.

The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project.

Comcast Corporation has signed a 20-year lease for 982,275 square feet, or approximately 74% of the office space in the Office.  The Company will manage and lease the Office and Four Seasons Hotels Limited will manage the Hotel.

Liberty Venture I, LP

During the three and six months ended June 30, 2014, Liberty Venture I, LP acquired three properties comprising 603,000 square feet from the Company for $32.2 million.

Note 13: Business Combination

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

Note 14: Derivative Instruments
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

In connection with the Cabot Acquisition, the Company assumed the seller’s interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had aggregate notional amounts of $104.5 million and $105.2 million at June 30, 2014 and December 31, 2013, respectively, and expire at various dates between 2018 and 2020.

For the three and six months ended June 30, 2014, the effective portion of the change in the fair value of the swaps was a decrease in the amount of $1.5 million and $2.4 million, respectively, which was recorded as a reduction of other comprehensive income and will be reclassified into earnings as a component of interest expense in the period that the hedged forecasted transaction affects earnings. The amount of loss reclassified into interest expense from accumulated other comprehensive income was $366,000 and $726,000 for the three and six months ended June 30, 2014, respectively. The ineffective portion of the change in the fair value of the Swaps for the three and six months ended June 30, 2014 in the amounts of $37,000 and $55,000, respectively, were recorded as increases to interest expense in the accompanying consolidated statements of comprehensive income.

The fair value of the Swaps in the amount of $9.1 million and $8.4 million as of June 30, 2014 and December 31, 2013, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.4 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $9.5 million.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2014, were as follows (in thousands):

Year	Amount
2014 (six months)	$187
2015	393
2016	412
2017	412
2018	412
2019 through 2034	5,627
Total	$7,443

Operating ground lease expense for the three and six months ended June 30, 2014 were $91,000 and $175,000, respectively, as compared to $42,000 and $84,000, respectively, for the same periods in 2013.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of June 30, 2014 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of June 30, 2014, the Company had letter of credit obligations of $8.1 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of June 30, 2014, the Company had 17 buildings under development. These buildings are expected to contain, when completed, a total of 5.7 million square feet of leasable space and represent an anticipated aggregate investment of $467.3 million. At June 30, 2014, development in progress totaled $329.7 million. In addition, as of June 30, 2014, the Company had invested $10.8 million in deferred leasing costs related to these development buildings. See Note 12 for details of the Company's commitments related to the development of the Comcast Innovation and Technology Center.
As of June 30, 2014, the Company was committed to $10.5 million in improvements on certain buildings and land parcels.
As of June 30, 2014, the Company was committed to $82.8 million in future land purchases.
As of June 30, 2014, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $40.1 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 16: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	2014	2013
Write-off of fully depreciated property and deferred costs	$20,672	$17,784
Write-off of depreciated property and deferred costs due to sale	$132,707	$49,618
Unrealized losses on cash flow hedge	$(1,656)	$—
Write-off of origination costs relating to preferred unit redemptions	$—	$1,236
Increase in investments in and advances to unconsolidated joint ventures due to disposition activity	$(11,948)	$—
Changes in accrued development capital expenditures	$4,280	$794

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
As of June 30, 2014, the Company owned and operated 489 industrial and 186 office properties (the “Wholly Owned Properties in Operation”) totaling 88.4 million square feet. In addition, as of June 30, 2014, the Company owned 17 properties under development, which when completed are expected to comprise 5.7 million square feet (the “Wholly Owned Properties under Development”) and 1,230 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2014, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 34 office properties totaling 14.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), one property under development, which when completed is expected to comprise 203,000 square feet (the "JV Property under Development" and, collectively with the Wholly Owned Properties under Development, the
"Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 468 acres of developable land, substantially all of which is zoned for commercial use. Additionally, during the six months ended June 30, 2014, the Company entered into two joint ventures with the purpose of developing and owning the Comcast Innovation & Technology Center located in Philadelphia, Pennsylvania. See Note 12 to the Company’s financial statements.
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
Due to long-term trends that the Company believes favor industrial properties and indicate potential erosion in value of suburban office properties, the Company has increased its investment in industrial and metro-office properties and decreased its investment in suburban office properties. The short-term implication of these activities is a decrease in net cash from operating activities, as rental income from the Company's industrial properties is less than that from the Company's suburban office properties. The Company anticipates that over time it will realize the benefits of these activities, including a higher rate of rental growth and a lower level of transaction costs for industrial properties as opposed to suburban office properties. For 2014, the Company anticipates that the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be less than dividend distributions primarily due to the delay in the deployment of proceeds from the Portfolio Sale. The Company will continue to evaluate its dividend distribution policy in light of these circumstances.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three and six months ended June 30, 2014, straight line rents on renewal and replacement leases were on average 2.7% and 1.9% higher, respectively, than rents on expiring leases. The Company's original guidance for 2014 contemplated a decrease in straight line rent on average of up to 5%. Its revised guidance issued in July 2014 contemplates an increase of straight line rent on average of up to 4%. During the three and six months ended June 30, 2014, the Company successfully leased 7.2 million square feet and 12.5 million square feet, respectively, and, as of that date, attained occupancy of 91.7% for the Wholly Owned Properties in Operation and 91.8% for the JV Properties in Operation for a combined occupancy of 91.7% for the Properties in Operation. At December 31, 2013, occupancy for the Wholly Owned Properties in Operation was 91.4% and for the JV Properties in Operation was 92.3% for a combined occupancy for the Properties in Operation of 91.6%. The Company's original guidance for 2014 contemplated an increase in occupancy on average of up to 1%. Its revised guidance issued in July 2014 contemplates a decrease in occupancy on average of up to 1%.
WHOLLY OWNED CAPITAL ACTIVITY
Guidance
The Company has revised its 2014 guidance for wholly owned capital activity as follows (in millions):

	Original Range	Revised Range
Acquisitions	$200 - $400	$91
Land Acquisitions	$50 - $100	$140 - $150
Dispositions	$500 - $650	$500 - $650
Development Deliveries	$250 - $350	$225 - $275
Development Starts	$400 - $600	$480 - $580
Development Spend	$300 - $500	$250 - $350
Acquisitions
During the three months ended June 30, 2014, the Company acquired six properties for a total purchase price of $53.2 million. These properties, which contain 790,000 square feet of leasable space, were 100% occupied as of June 30, 2014. During the six months ended June 30, 2014, the Company acquired eight properties for a total purchase price of $90.9 million. These properties, which contain 1.4 million square feet of leasable space, were 56.3% occupied as of June 30, 2014.

Dispositions
During the three months ended June 30, 2014, the Company sold three operating properties to a joint venture in which the Company retained a 25% interest for $32.2 million. During the six months ended June 30, 2014, the Company realized proceeds of $366.9 million from the sale of 52 properties representing 3.3 million square feet and 19 acres of land.
Development
During the three months ended June 30, 2014, the Company brought into service one Wholly Owned Property under Development representing 227,000 square feet and a Total Investment of $12.4 million. During the six months ended June 30, 2014, the Company brought into service four Wholly Owned Properties under Development representing 729,000 square feet and a Total Investment of $42.9 million. During the three months ended June 30, 2014, the Company initiated three Wholly Owned Properties under Development with a projected Total Investment of $69.2 million. During the six months ended June 30, 2014, the Company initiated five Wholly Owned Properties under Development with a projected Total Investment of $130.2 million. As of June 30, 2014, the Company had 17 Wholly Owned Properties under Development with a projected Total Investment of $467.3 million.
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

Acquisitions/Dispositions
During the three and six months ended June 30, 2014, a joint venture in which the Company held a 25% interest acquired three properties comprising 603,000 square feet from the Company for $32.2 million. During the three and six months ended June 30, 2014, a joint venture in which the Company holds a 25% interest sold 52 acres of land for $10.1 million. During the three and six months ended June 30, 2014, none of the unconsolidated joint ventures in which the Company held an interest sold any operating properties. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the six months ended June 30, 2014, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began any development activities. As of June 30, 2014, a joint venture in which the Company held a 25% interest had one property under development, which is expected to comprise, upon completion, 203,000 square feet and is expected to represent a Total Investment of $15.6 million. Additionally, during the six months ended June 30, 2014, the Company entered into two joint ventures with the purpose of developing and owning the Comcast Innovation & Technology Center located in Philadelphia, Pennsylvania. See Note 12 to the Company’s financial statements.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of June 30, 2014 and 2013 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.51	$4.44	$5.95	$5.76	64,783	39,417	92.8%	95.8%
Industrial-Flex	$8.63	$9.04	$12.39	$13.05	9,041	8,952	90.9%	90.3%
Office	$15.91	$15.28	$24.28	$23.74	14,587	18,478	87.2%	88.1%
	$6.72	$7.88	$9.48	$11.42	88,411	66,847	91.7%	93.0%
JV Properties in Operation: (3)
Industrial-Distribution	$3.92	$3.52	$5.62	$5.56	9,872	9,270	93.9%	94.3%
Industrial-Flex	$29.27	$24.70	$28.10	$22.93	108	151	93.5%	69.5%
Office	$25.52	$24.05	$37.05	$35.62	4,114	4,285	86.6%	88.3%
	$10.07	$9.85	$14.45	$14.71	14,094	13,706	91.8%	92.2%
Properties in Operation:
Industrial-Distribution	$4.43	$4.27	$5.90	$5.72	74,655	48,687	92.9%	95.6%
Industrial-Flex	$8.88	$9.24	$12.58	$13.18	9,149	9,103	90.9%	89.9%
Office	$18.01	$16.94	$27.07	$25.98	18,701	22,763	87.1%	88.1%
	$7.18	$8.21	$10.16	$11.98	102,505	80,553	91.7%	92.8%

(1) Net rent represents the contractual rent per square foot at June 30, 2014 or 2013 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at June 30, 2014 or 2013 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at June 30, 2014 or 2013 for tenants in occupancy.
(3) JV Properties in Operation represents the 82 properties owned by unconsolidated joint ventures in which the Company has an interest.

The table below details the vacancy activity during the six months ended June 30, 2014:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2014	7,655,546	1,044,395	8,699,941
Acquisition vacant space	522,772	235,007	757,779
Completed development vacant space	68,272	—	68,272
Disposition vacant space	(534,226)	—	(534,226)
Expirations	11,859,850	851,620	12,711,470
Property structural changes/other	2,988	—	2,988
Leasing activity	(12,211,535)	(975,267)	(13,186,802)
Vacancy at June 30, 2014	7,363,667	1,155,755	8,519,422

Lease transaction costs per square foot (1)	$3.23	$4.93	$3.37
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the six months ended June 30, 2014, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2014 with the results of operations of the Company for the three and six months ended June 30, 2013. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2014 and 2013, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2014 to Three and Six Months Ended June 30, 2013
Overview
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2014 increased to $6,381.4 million from $4,518.9 million for the three months ended June 30, 2013. For the six months ended June 30, 2014 the Company's average gross investment in operating real estate owned increased to $6,349.0 million from $4,466.1 million for the six months ended June 30, 2013. The change in average gross investment in operating real estate was primarily due to the Cabot Acquisition. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $193.0 million for the three months ended June 30, 2014 from $151.0 million for the three months ended June 30, 2013. The $42.0 million increase was primarily due to the increase in average gross investment in operating real estate. Total operating revenue increased to $390.6 million for the six months ended June 30, 2014 from $298.2 million for the six months ended June 30, 2013. The $92.4 million increase was primarily due to the increase in average gross investment in operating real estate.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 5 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Six Months Ended		Percentage Increase (Decrease)
	June 30,				June 30,
	2014	2013			2014	2013
Carolinas	$5,693	$4,939	15.3%	(1)	$11,435	$9,853	16.1%	(1)
Chicago/Milwaukee	4,973	1,812	174.4%	(1)	10,136	3,986	154.3%	(1)
Houston	7,232	5,058	43.0%	(1)	14,284	10,309	38.6%	(1)
Lehigh/Central PA	19,773	16,550	19.5%	(1)	39,013	33,218	17.4%	(1)
Minnesota	6,770	7,562	(10.5%)	(2)	13,390	15,274	(12.3%)	(2)
Orlando	5,354	5,125	4.5%		10,846	10,376	4.5%
Philadelphia	6,790	5,071	33.9%	(1)	13,511	10,950	23.4%	(1)
Richmond/Hampton Roads	6,054	5,853	3.4%		11,973	12,079	(0.9%)
South Florida	6,891	4,858	41.8%	(1)	14,418	9,433	52.8%	(1)
Southeastern PA	20,060	22,255	(9.9%)	(3)	39,660	44,868	(11.6%)	(3)
Tampa	8,488	8,353	1.6%		16,929	16,607	1.9%
United Kingdom	2,722	(321)	N/A	(1)	6,248	(455)	N/A	(1)
Other	19,167	15,665	22.4%	(1)	40,898	32,792	24.7%	(1)
Total reportable segment net operating income	$119,967	$102,780	16.7%		$242,741	$209,290	16.0%

(1) The increase was primarily due to an increase in average gross investment in operating real estate.
(2) The decrease was primarily due to the change in property type from office to industrial properties.
(3) The decrease was primarily due to a decrease in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The same store results were affected by changes in occupancy and rental rates as detailed below for the respective periods. The six-month results were also affected by the non-recovered portion of the increase in snow removal costs and other weather-related expenses for the respective periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average occupancy %	92.6%	93.4%	93.1%	93.2%
Average rental rate - cash basis (1)	$7.36	$7.28	$7.35	$7.28
Average rental rate - straight line rent and operating expense reimbursement (2)	$10.54	$10.37	$10.48	$10.38

(1) Represents the average contractual rent per square foot for the six months ended June 30, 2014 or 2013 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the six months ended June 30, 2014 or 2013 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 479 properties totaling approximately 59.4 million square feet owned on January 1, 2013. Properties that were acquired, or on which development was completed, during the year ended December 31, 2013 and the six months ended June 30, 2014 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 58 properties sold during 2013 and the 52 properties sold during the six months ended June 30, 2014 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2014 and 2013. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Same Store:
Rental revenue	$103,498	$102,999	$206,266	$205,965
Operating expenses:
Rental property expense	27,137	26,559	59,623	52,357
Real estate taxes	17,929	17,805	35,469	35,005
Operating expense recovery	(42,757)	(43,167)	(90,359)	(85,355)
Unrecovered operating expenses	2,309	1,197	4,733	2,007
Property level operating income	101,189	101,802	201,533	203,958
Less straight line rent	2,300	565	2,905	1,579
Cash basis property level operating income	$98,889	$101,237	$198,628	$202,379
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$98,889	$101,237	$198,628	$202,379
Straight line rent	2,300	565	2,905	1,579
Property level operating income	101,189	101,802	201,533	203,958
Non-Same Store property level operating income - continuing operations	33,998	3,354	67,378	4,831
Termination fees	128	278	957	585
General and administrative expense	(14,973)	(16,455)	(33,334)	(36,248)
Depreciation and amortization expense	(57,872)	(37,527)	(114,606)	(74,748)
Other income (expense)	(35,353)	(22,781)	(72,107)	(46,140)
Gain on property dispositions	1,896	—	1,896	—
Income taxes	(693)	(660)	(1,224)	(1,151)
Equity in earnings of unconsolidated joint ventures	1,546	1,566	5,705	3,323
Discontinued operations (1)	241	13,666	48,015	63,489
Net income	$30,107	$43,243	$104,213	$117,899

(1)Includes termination fees of $8,000 for the six months ended June 30, 2014 and $498,000 and $731,000 for the three and six months ended June 30, 2013, respectively. There were no termination fees included in discontinued operations for the three months ended June 30, 2014. Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations.
General and Administrative
General and administrative expenses decreased to $15.0 million for the three months ended June 30, 2014 compared to $16.5 million for the three months ended June 30, 2013 and decreased to $33.3 million for the six months ended June 30, 2014 compared to $36.2 million for the six months ended June 30, 2013. These decreases were primarily due to decreases in costs related to certain operating initiatives and acquisition-related expenditures. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $57.9 million for the three months ended June 30, 2014 from $37.5 million for the three months ended June 30, 2013 and increased to $114.6 million for the six months ended June 30, 2014 from $74.7 million for the six months ended June 30, 2013. These increases were primarily due to the increased investment in operating real estate.

Other Income
Other income was $3.1 million for the three months ended June 30, 2014 compared to $5.4 million for the three months ended June 30, 2013 and $5.6 million for the six months ended June 30, 2014 compared to $9.7 million for the six months ended June 30, 2013. These decreases were primarily due to a decrease in gains associated with a land development in the United Kingdom.

Interest Expense
Interest expense increased to $38.5 million for the three months ended June 30, 2014 from $28.1 million for the three months ended June 30, 2013. The increase was primarily due to an increase in the average debt outstanding to $3,249.4 million for the three months ended June 30, 2014 from $2,637.5 million for the three months ended June 30, 2013. Interest expense increased to $77.7 million for the six months ended June 30, 2014 from $55.9 million for the six months ended June 30, 2013. The increase was primarily due to an increase in the average debt outstanding to $3,250.7 million for the six months ended June 30, 2014 from $2,644.1 million for the six months ended June 30, 2013. The increases in the average debt outstanding were primarily due to the issuance of $450 million in unsecured notes in September 2013 in anticipation of the Cabot Acquisition. Another contribution was the decrease in interest allocated to discontinued operations. There was no interest expense allocated to discontinued operations for the three months ended June 30, 2014 compared to $4.0 million for the three months ended June 30, 2013. There was $557,000 in interest expense allocated to discontinued operations for the six months ended June 30, 2014 compared to $8.3 million for the six months ended June 30, 2013. The amount of interest allocated to discontinued operations is related to the level of dispositions in 2014 compared to 2013.
The increases in interest expense for the three and six months ended June 30, 2014 were partially offset by a decrease in the weighted average interest rate which was 5.0% for the three and six months ended June 30, 2014 compared to 5.1% for the three and six months ended June 30, 2013.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased to $1.5 million for the three months ended June 30, 2014 compared to $1.6 million for the three months ended June 30, 2013 and increased to $5.7 million for the six months ended June 30, 2014 compared to $3.3 million for the six months ended June 30, 2013. The increase for the six-month periods was primarily due to a $2.7 million gain related to the sale of a land leasehold interest by an unconsolidated joint venture in which the Company holds an interest.
Other
Income from discontinued operations decreased to $241,000 for the three months ended June 30, 2014 from $13.7 million for the three months ended June 30, 2013 and decreased to $48.0 million for the six months ended June 30, 2014 from $63.5 million for the six months ended June 30, 2013. These decreases were primarily due to the level of dispositions in 2014 compared to 2013.
As a result of the foregoing, the Company’s net income decreased to $30.1 million for the three months ended June 30, 2014 from $43.2 million for the three months ended June 30, 2013 and decreased to $104.2 million for the six months ended June 30, 2014 from $117.9 million for the six months ended June 30, 2013.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company's liquidity requirements include operating and general and administrative expenses, shareholder distributions, funding its investment in development properties and satisfying interest requirements and debt maturities. The Company believes that proceeds from operating activities, asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of June 30, 2014, the Company had cash and cash equivalents of $247.7 million, including $19.0 million in restricted cash.
Net cash provided by operating activities increased to $147.4 million for the six months ended June 30, 2014 from $146.4 million for the six months ended June 30, 2013. This $1.0 million increase was primarily due to changes in restricted cash, prepaid expenses and other assets and other liabilities during 2014 related to expenditures on and the distribution of proceeds for a land development in the United Kingdom. There were no similar expenditures or distributions during 2013. Decreases were offset by an increase in operating activities during 2013, reflecting the impact of the Cabot Acquisition net of the Portfolio Sale. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash provided by investing activities was $39.2 million for the six months ended June 30, 2014 compared to net cash used in investing activities of $102.1 million for the six months ended June 30, 2013. This $141.3 million change primarily resulted from an increase in net proceeds from the disposition of properties and land associated with the close of the second settlement of the Portfolio Sale. This amount was partially offset by an increase in the investment in development properties.
Net cash used in financing activities increased to $122.5 million for the six months ended June 30, 2014 compared to $17.5 million for the six months ended June 30, 2013. This $105.0 million increase was primarily due to net usage of the Credit Facility related to the company’s acquisition, disposition and development activities during 2013. No amounts were drawn on the Credit Facility at December 31, 2013 and June 30, 2014. In addition, distributions to shareholders were higher in 2014 due to the equity offering associated with the Cabot Acquisition. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The Credit Facility replaced a $500 million credit facility during the three months ended March 31, 2014. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at June 30, 2014 was LIBOR plus 105 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2014, the Company’s debt to gross assets ratio was 41.3% and for the six months ended June 30, 2014, the fixed charge coverage ratio was 2.9x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2014, $537.3 million in mortgage loans and $2,708.7 million in unsecured notes were outstanding with a weighted average interest rate of 5.05%. The interest rates on $3,230.0 million of mortgage loans and unsecured notes are fixed (including $104.5 million fixed via a swap arrangement - see Note 14 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.4 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of June 30, 2014 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2014	$5,817	$—	$199,991	$—	$205,808	5.64%
2015	12,138	44,469	315,925	—	372,532	5.16%
2016	11,720	182,318	299,470	—	493,508	6.08%
2017	10,916	2,349	295,952	—	309,217	6.57%
2018	8,730	27,051	99,972	—	135,753	6.80%
2019	8,680	50,043	—	—	58,723	3.99%
2020	4,280	67,361	349,482	—	421,123	4.83%
2021	2,716	65,008	—	—	67,724	4.06%
2022	2,172	—	399,380	—	401,552	4.13%
2023 & thereafter	29,625	1,945	748,496	—	780,066	4.03%
	$96,794	$440,544	$2,708,668	$—	$3,246,006	5.05%

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

Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$29,249	$40,109	$101,149	$111,348
Basic - income available to common shareholders	29,249	40,109	101,149	111,348
Basic - income available to common shareholders per weighted average share	$0.20	$0.33	$0.69	$0.93
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,341	3,301	6,632	6,698
Depreciation and amortization	57,509	44,804	113,616	89,776
Gain on property dispositions	(2,085)	(7,658)	(47,611)	(49,364)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,380)	(1,199)	(1,707)	(1,399)
Funds from operations available to common shareholders – basic	$86,634	$79,357	$172,079	$157,059
Basic Funds from operations available to common shareholders per weighted average share	$0.59	$0.66	$1.17	$1.32
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$29,249	$40,109	$101,149	$111,348
Diluted - income available to common shareholders	29,249	40,109	101,149	111,348
Diluted - income available to common shareholders per weighted average share	$0.20	$0.33	$0.69	$0.93
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,341	3,301	6,632	6,698
Depreciation and amortization	57,509	44,804	113,616	89,776
Gain on property dispositions	(2,085)	(7,658)	(47,611)	(49,364)
Noncontrolling interest less preferred share distributions	703	1,226	2,438	3,432
Funds from operations available to common shareholders - diluted	$88,717	$81,782	$176,224	$161,890
Diluted Funds from operations available to common shareholders per weighted average share	$0.59	$0.66	$1.17	$1.31
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	147,012	120,081	146,749	119,416
Dilutive shares for long term compensation plans	762	830	695	813
Diluted shares for net income calculations	147,774	120,911	147,444	120,229
Weighted average common units	3,551	3,714	3,555	3,714
Diluted shares for Funds from operations calculations	151,325	124,625	150,999	123,943

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of June 30, 2014.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1*	Articles of Amendment to Declaration of Trust.

10.1+*	Amended and Restated Limited Liability Company Operating Agreement of 18A LLC, dated as of June 30, 2014, by and between Liberty Property Limited Partnership and Comcast Corporation

10.2+*
Limited Liability Company Operating Agreement of 18A Hotel LLC, dated as of June 30, 2014, by and between Comcast Corporation and Liberty Property Development Company IV-S, LLC, a wholly owned subsidiary of Liberty Property Limited Partnership

10.3+*	Development Agreement, dated as of June 30, 2014, by and among Liberty Property 18th & Arch, LP, Liberty Property Limited Partnership and a wholly owned subsidiary of 18A Hotel LLC

10.4	Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated herein by reference to appendix to the Trust’s Definitive Proxy Statement on Schedule 14A filed on April 7, 2014).

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	July 31, 2014
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	July 31, 2014
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	July 31, 2014
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	July 31, 2014
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

3.1	Articles of Amendment to Declaration of Trust.

10.1+	Amended and Restated Limited Liability Company Operating Agreement of 18A LLC, dated as of June 30, 2014, by and between Liberty Property Limited Partnership and Comcast Corporation

10.2+
Limited Liability Company Operating Agreement of 18A Hotel LLC, dated as of June 30, 2014, by and between Comcast Corporation and Liberty Property Development Company IV-S, LLC, a wholly owned subsidiary of Liberty Property Limited Partnership

10.3+	Development Agreement, dated as of June 30, 2014, by and among Liberty Property 18th & Arch, LP, Liberty Property Limited Partnership and a wholly owned subsidiary of 18A Hotel LLC

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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