Form 10-Q
period 2014-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2014-10-30
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 27, 2014, 148,545,996 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2014. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”). The Company had issued several series of cumulative redeemable preferred units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of cumulative redeemable preferred shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during 2013. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2014

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets of Liberty Property Trust at September 30, 2014 and December 31, 2013	5

	Consolidated statements of comprehensive income of Liberty Property Trust for the three months ended September 30, 2014 and September 30, 2013	6

	Consolidated statements of comprehensive income of Liberty Property Trust for the nine months ended September 30, 2014 and September 30, 2013	7

	Consolidated statement of equity of Liberty Property Trust for the nine months ended September 30, 2014	8

	Consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2014 and September 30, 2013	9

	Consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2014 and December 31, 2013	10

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the three months ended September 30, 2014 and September 30, 2013	11

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the nine months ended September 30, 2014 and September 30, 2013	12

	Consolidated statement of owners' equity of Liberty Property Limited Partnership for the nine months ended September 30, 2014	13

	Consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2014 and September 30, 2013	14

	Notes to consolidated financial statements of the Company	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Index		Page

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures for Liberty Property Trust		42

Signatures for Liberty Property Limited Partnership		43

Exhibit Index		44

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	September 30, 2014	December 31, 2013
ASSETS
Real estate:
Land and land improvements	$1,195,924	$1,138,922
Building and improvements	5,413,512	5,142,480
Less accumulated depreciation	(1,177,726)	(1,057,644)
Operating real estate	5,431,710	5,223,758
Development in progress	250,506	209,187
Land held for development	265,864	233,055
Net real estate	5,948,080	5,666,000
Cash and cash equivalents	39,086	163,414
Restricted cash	22,918	51,456
Accounts receivable	18,571	13,900
Deferred rent receivable	111,823	99,956
Deferred financing and leasing costs, net of accumulated amortization (2014, $167,045; 2013, $140,933)	217,261	226,377
Investments in and advances to unconsolidated joint ventures	202,570	179,655
Assets held for sale	2,895	278,962
Prepaid expenses and other assets	97,638	95,840
Total assets	$6,660,842	$6,775,560
LIABILITIES
Mortgage loans	$534,547	$545,306
Unsecured notes	2,508,886	2,708,213
Credit facility	140,950	—
Accounts payable	65,668	70,406
Accrued interest	41,277	25,777
Dividend and distributions payable	72,046	71,323
Other liabilities	221,943	250,819
Total liabilities	3,585,317	3,671,844
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of September 30, 2014 and December 31, 2013	7,537	7,537
EQUITY
Shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 149,354,294 (includes 1,249,909 in treasury) and 147,846,801 (includes 1,249,909 in treasury) shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	149	148
Additional paid-in capital	3,724,184	3,669,618
Accumulated other comprehensive income	3,707	9,742
Distributions in excess of net income	(666,646)	(591,713)
Common shares in treasury, at cost, 1,249,909 shares as of September 30, 2014 and December 31, 2013	(51,951)	(51,951)
Total shareholders’ equity	3,009,443	3,035,844
Noncontrolling interest – operating partnership
3,553,566 and 3,556,556 common units outstanding as of September 30, 2014 and December 31, 2013, respectively	54,626	56,713
Noncontrolling interest – consolidated joint ventures	3,919	3,622
Total equity	3,067,988	3,096,179
Total liabilities, noncontrolling interest - operating partnership and equity	$6,660,842	$6,775,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2014	September 30, 2013
OPERATING REVENUE
Rental	$143,294	$110,260
Operating expense reimbursement	55,062	45,088
Total operating revenue	198,356	155,348
OPERATING EXPENSE
Rental property	33,105	27,634
Real estate taxes	25,595	18,925
General and administrative	14,748	17,217
Depreciation and amortization	58,578	39,159
Total operating expenses	132,026	102,935
Operating income	66,330	52,413
OTHER INCOME (EXPENSE)
Other income	6,230	4,512
Interest expense	(37,958)	(33,542)
Total other income (expense)	(31,728)	(29,030)
Income before loss on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,602	23,383
Loss on property dispositions	(20)	—
Income taxes	(859)	(629)
Equity in earnings of unconsolidated joint ventures	1,592	650
Income from continuing operations	35,315	23,404
Discontinued operations (including net gain on property dispositions of $38 and $29 for the three months ended September 30, 2014 and 2013, respectively)	136	6,544
Net income	35,451	29,948
Noncontrolling interest – operating partnership	(944)	(843)
Noncontrolling interest – consolidated joint ventures	(84)	(406)
Net income available to common shareholders	$34,423	$28,699

Net income	$35,451	$29,948
Other comprehensive (loss) income - foreign currency translation	(13,000)	4,927
Other comprehensive income - change in net unrealized gain on derivative instruments	666	—
Other comprehensive (loss) income	(12,334)	4,927
Total comprehensive income	23,117	34,875
Less: comprehensive income attributable to noncontrolling interest	(739)	(1,370)
Comprehensive income attributable to common shareholders	$22,378	$33,505
Earnings per common share
Basic:
Income from continuing operations	$0.23	$0.16
Income from discontinued operations	—	0.05
Income per common share – basic	$0.23	$0.21
Diluted:
Income from continuing operations	$0.23	$0.16
Income from discontinued operations	—	0.05
Income per common share – diluted	$0.23	$0.21
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	147,422	135,628
Diluted	148,088	136,328
Amounts attributable to common shareholders
Income from continuing operations	$34,290	$22,316
Discontinued operations	133	6,383
Net income available to common shareholders	$34,423	$28,699
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING REVENUE
Rental	$421,620	$321,932
Operating expense reimbursement	167,326	131,566
Total operating revenue	588,946	453,498
OPERATING EXPENSE
Rental property	103,728	79,547
Real estate taxes	75,812	55,788
General and administrative	48,077	53,466
Depreciation and amortization	173,184	113,906
Total operating expenses	400,801	302,707
Operating income	188,145	150,791
OTHER INCOME (EXPENSE)
Other income	11,785	14,269
Interest expense	(115,635)	(89,414)
Total other income (expense)	(103,850)	(75,145)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	84,295	75,646
Gain on property dispositions	1,879	—
Income taxes	(2,083)	(1,780)
Equity in earnings of unconsolidated joint ventures	7,297	3,973
Income from continuing operations	91,388	77,839
Discontinued operations (including net gain on property dispositions of $46,291 and $49,367 for the nine months ended September 30, 2014 and 2013, respectively)	48,276	70,008
Net income	139,664	147,847
Noncontrolling interest – operating partnership	(3,618)	(7,394)
Noncontrolling interest – consolidated joint ventures	(474)	(406)
Net income available to common shareholders	$135,572	$140,047

Net income	$139,664	$147,847
Other comprehensive (loss) income - foreign currency translation	(5,189)	115
Other comprehensive loss - change in net unrealized gain on derivative instruments	(990)	—
Other comprehensive (loss) income	(6,179)	115
Total comprehensive income	133,485	147,962
Less: comprehensive income attributable to noncontrolling interest	(3,948)	(7,777)
Comprehensive income attributable to common shareholders	$129,537	$140,185
Earnings per common share
Basic:
Income from continuing operations	$0.60	$0.58
Income from discontinued operations	0.32	0.54
Income per common share – basic	$0.92	$1.12
Diluted:
Income from continuing operations	$0.60	$0.57
Income from discontinued operations	0.32	0.54
Income per common share – diluted	$0.92	$1.11
Distributions per common share	$1.425	$1.425
Weighted average number of common shares outstanding
Basic	146,987	124,889
Diluted	147,661	125,655
Amounts attributable to common shareholders
Income from continuing operations	$88,430	$72,048
Discontinued operations	47,142	67,999
Net income available to common shareholders	$135,572	$140,047
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP – PREFERRED	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY
Balance at January 1, 2014	$148	$3,669,618	$9,742	$(591,713)	$(51,951)	$3,035,844	$56,713	$—	$3,622	$3,096,179
Net proceeds from the issuance of common shares	1	44,096	—	—	—	44,097	—	—	—	44,097
Net income	—	—	—	135,572	—	135,572	3,264	354	474	139,664
Distributions	—	—	—	(210,505)	—	(210,505)	(5,159)	(354)	(177)	(216,195)
Share-based compensation	—	10,422	—	—	—	10,422	—	—	—	10,422
Other comprehensive loss - foreign currency translation	—	—	(5,068)	—	—	(5,068)	(121)	—	—	(5,189)
Other comprehensive loss - change in net unrealized gain on derivative instruments	—	—	(967)	—	—	(967)	(23)	—	—	(990)
Redemption of noncontrolling interests – common units	—	48	—	—	—	48	(48)	—	—	—
Balance at September 30, 2014	$149	$3,724,184	$3,707	$(666,646)	$(51,951)	$3,009,443	$54,626	$—	$3,919	$3,067,988

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net income	$139,664	$147,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,207	137,302
Amortization of deferred financing costs	3,727	2,952
Equity in earnings of unconsolidated joint ventures	(7,297)	(3,973)
Distributions from unconsolidated joint ventures	—	613
Gain on property dispositions	(48,170)	(49,367)
Share-based compensation	10,422	8,174
Other	(5,202)	(6,248)
Changes in operating assets and liabilities:
Restricted cash	28,469	(2,703)
Accounts receivable	(4,771)	231
Deferred rent receivable	(11,928)	(6,171)
Prepaid expenses and other assets	(38,882)	(50,389)
Accounts payable	18,824	15,494
Accrued interest	15,500	18,922
Other liabilities	(26,232)	2,352
Net cash provided by operating activities	250,331	215,036
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(97,677)	(161,404)
Investment in operating properties - other	(61,480)	(40,433)
Investments in and advances to unconsolidated joint ventures	(13,894)	(11,736)
Distributions from unconsolidated joint ventures	10,213	6,825
Net proceeds from disposition of properties/land	351,301	134,024
Net proceeds from public reimbursement receivable/escrow	5,501	12,943
Investment in development in progress	(222,484)	(81,736)
Investment in land held for development	(73,547)	(34,642)
Investment in deferred leasing costs	(28,409)	(22,996)
Net cash used in investing activities	(130,476)	(199,155)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	44,097	954,481
Redemption of preferred units	—	(64,500)
Proceeds from unsecured notes	—	448,646
Redemption of unsecured notes	(200,000)	—
Proceeds from mortgage loans	—	10,401
Repayments of mortgage loans	(9,329)	(3,977)
Proceeds from credit facility	179,750	344,050
Repayments on credit facility	(38,800)	(436,050)
Payment of deferred financing costs	(3,622)	(3,883)
Distribution paid on common shares	(209,779)	(170,970)
Distribution paid on units/to consolidated joint venture partners	(5,692)	(7,619)
Net cash (used in) provided by financing activities	(243,375)	1,070,579
Net (decrease) increase in cash and cash equivalents	(123,520)	1,086,460
Decrease in cash and cash equivalents related to foreign currency translation	(808)	(246)
Cash and cash equivalents at beginning of period	163,414	38,356
Cash and cash equivalents at end of period	$39,086	$1,124,570

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	September 30, 2014	December 31, 2013
ASSETS
Real estate:
Land and land improvements	$1,195,924	$1,138,922
Building and improvements	5,413,512	5,142,480
Less accumulated depreciation	(1,177,726)	(1,057,644)
Operating real estate	5,431,710	5,223,758
Development in progress	250,506	209,187
Land held for development	265,864	233,055
Net real estate	5,948,080	5,666,000
Cash and cash equivalents	39,086	163,414
Restricted cash	22,918	51,456
Accounts receivable	18,571	13,900
Deferred rent receivable	111,823	99,956
Deferred financing and leasing costs, net of accumulated amortization (2014, $167,045; 2013, $140,933)	217,261	226,377
Investments in and advances to unconsolidated joint ventures	202,570	179,655
Assets held for sale	2,895	278,962
Prepaid expenses and other assets	97,638	95,840
Total assets	$6,660,842	$6,775,560
LIABILITIES
Mortgage loans	$534,547	$545,306
Unsecured notes	2,508,886	2,708,213
Credit facility	140,950	—
Accounts payable	65,668	70,406
Accrued interest	41,277	25,777
Distributions payable	72,046	71,323
Other liabilities	221,943	250,819
Total liabilities	3,585,317	3,671,844
Limited partners' equity - 301,483 preferred units outstanding as of September 30, 2014 and December 31, 2013	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 148,104,385 (net of 1,249,909 treasury units) and 146,596,892 (net of 1,249,909 treasury units) common units outstanding as of September 30, 2014 and December 31, 2013, respectively	3,009,443	3,035,844
Limited partners’ equity – 3,553,566 and 3,556,556 common units outstanding as of September 30, 2014 and December 31, 2013, respectively	54,626	56,713
Noncontrolling interest – consolidated joint ventures	3,919	3,622
Total owners’ equity	3,067,988	3,096,179
Total liabilities, limited partners' equity and owners’ equity	$6,660,842	$6,775,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2014	September 30, 2013
OPERATING REVENUE
Rental	$143,294	$110,260
Operating expense reimbursement	55,062	45,088
Total operating revenue	198,356	155,348
OPERATING EXPENSE
Rental property	33,105	27,634
Real estate taxes	25,595	18,925
General and administrative	14,748	17,217
Depreciation and amortization	58,578	39,159
Total operating expenses	132,026	102,935
Operating income	66,330	52,413
OTHER INCOME (EXPENSE)
Other income	6,230	4,512
Interest expense	(37,958)	(33,542)
Total other income (expense)	(31,728)	(29,030)
Income before loss on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,602	23,383
Loss on property dispositions	(20)	—
Income taxes	(859)	(629)
Equity in earnings of unconsolidated joint ventures	1,592	650
Income from continuing operations	35,315	23,404
Discontinued operations (including net gain on property dispositions of $38 and $29 for the three months ended September 30, 2014 and 2013, respectively)	136	6,544
Net income	35,451	29,948
Noncontrolling interest – consolidated joint ventures	(84)	(406)
Preferred unit distributions	(118)	(118)
Income available to common unitholders	$35,249	$29,424
Net income	$35,451	$29,948
Other comprehensive (loss) income - foreign currency translation	(13,000)	4,927
Other comprehensive income - change in net unrealized gain on derivative instruments	666	—
Other comprehensive (loss) income	(12,334)	4,927
Total comprehensive income	$23,117	$34,875
Earnings per common unit
Basic:
Income from continuing operations	$0.23	$0.16
Income from discontinued operations	—	0.05
Income per common unit - basic	$0.23	$0.21
Diluted:
Income from continuing operations	$0.23	$0.16
Income from discontinued operations	—	0.05
Income per common unit - diluted	$0.23	$0.21
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	150,976	139,320
Diluted	151,642	140,020
Net income allocated to general partners	$34,423	$28,699
Net income allocated to limited partners	$944	$843

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING REVENUE
Rental	$421,620	$321,932
Operating expense reimbursement	167,326	131,566
Total operating revenue	588,946	453,498
OPERATING EXPENSE
Rental property	103,728	79,547
Real estate taxes	75,812	55,788
General and administrative	48,077	53,466
Depreciation and amortization	173,184	113,906
Total operating expenses	400,801	302,707
Operating income	188,145	150,791
OTHER INCOME (EXPENSE)
Other income	11,785	14,269
Interest expense	(115,635)	(89,414)
Total other income (expense)	(103,850)	(75,145)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	84,295	75,646
Gain on property dispositions	1,879	—
Income taxes	(2,083)	(1,780)
Equity in earnings of unconsolidated joint ventures	7,297	3,973
Income from continuing operations	91,388	77,839
Discontinued operations (including net gain on property dispositions of $46,291 and $49,367 for the nine months ended September 30, 2014 and 2013, respectively)	48,276	70,008
Net income	139,664	147,847
Noncontrolling interest – consolidated joint ventures	(474)	(406)
Preferred unit distributions	(354)	(2,001)
Excess of preferred unit redemption over carrying amount	—	(1,236)
Income available to common unitholders	$138,836	$144,204
Net income	$139,664	$147,847
Other comprehensive (loss) income - foreign currency translation	(5,189)	115
Other comprehensive loss - change in net unrealized gain on derivative instruments	(990)	—
Other comprehensive (loss) income	(6,179)	115
Total comprehensive income	$133,485	$147,962
Earnings per common unit
Basic:
Income from continuing operations	$0.60	$0.58
Income from discontinued operations	0.32	0.54
Income per common unit - basic	$0.92	$1.12
Diluted:
Income from continuing operations	$0.60	$0.57
Income from discontinued operations	0.32	0.54
Income per common unit - diluted	$0.92	$1.11
Distributions per common unit	$1.425	$1.425
Weighted average number of common units outstanding
Basic	150,541	128,595
Diluted	151,215	129,361
Net income allocated to general partners	$135,572	$140,047
Net income allocated to limited partners	$3,618	$7,394

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY
Balance at January 1, 2014	$3,035,844	$56,713	$—	$3,622	$3,096,179
Contributions from partners	54,519	—	—	—	54,519
Distributions to partners	(210,505)	(5,159)	(354)	(177)	(216,195)
Foreign currency translation	(5,068)	(121)	—	—	(5,189)
Change in net unrealized gain on derivative instruments	(967)	(23)	—	—	(990)
Net income	135,572	3,264	354	474	139,664
Redemption of limited partners common units for common shares	48	(48)	—	—	—
Balance at September 30, 2014	$3,009,443	$54,626	$—	$3,919	$3,067,988

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net income	$139,664	$147,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,207	137,302
Amortization of deferred financing costs	3,727	2,952
Equity in earnings of unconsolidated joint ventures	(7,297)	(3,973)
Distributions from unconsolidated joint ventures	—	613
Gain on property dispositions	(48,170)	(49,367)
Share-based compensation	10,422	8,174
Other	(5,202)	(6,248)
Changes in operating assets and liabilities:
Restricted cash	28,469	(2,703)
Accounts receivable	(4,771)	231
Deferred rent receivable	(11,928)	(6,171)
Prepaid expenses and other assets	(38,882)	(50,389)
Accounts payable	18,824	15,494
Accrued interest	15,500	18,922
Other liabilities	(26,232)	2,352
Net cash provided by operating activities	250,331	215,036
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(97,677)	(161,404)
Investment in operating properties - other	(61,480)	(40,433)
Investments in and advances to unconsolidated joint ventures	(13,894)	(11,736)
Distributions from unconsolidated joint ventures	10,213	6,825
Net proceeds from disposition of properties/land	351,301	134,024
Net proceeds from public reimbursement receivable/escrow	5,501	12,943
Investment in development in progress	(222,484)	(81,736)
Investment in land held for development	(73,547)	(34,642)
Investment in deferred leasing costs	(28,409)	(22,996)
Net cash used in investing activities	(130,476)	(199,155)
FINANCING ACTIVITIES
Redemption of preferred units	—	(64,500)
Proceeds from unsecured notes	—	448,646
Redemption of unsecured notes	(200,000)	—
Proceeds from mortgage loans	—	10,401
Repayments of mortgage loans	(9,329)	(3,977)
Proceeds from credit facility	179,750	344,050
Repayments on credit facility	(38,800)	(436,050)
Payment of deferred financing costs	(3,622)	(3,883)
Capital contributions	44,097	954,481
Distributions to partners	(215,471)	(178,589)
Net cash (used in) provided by financing activities	(243,375)	1,070,579
Net (decrease) increase in cash and cash equivalents	(123,520)	1,086,460
Decrease in cash and cash equivalents related to foreign currency translation	(808)	(246)
Cash and cash equivalents at beginning of period	163,414	38,356
Cash and cash equivalents at end of period	$39,086	$1,124,570

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2014. The Company provides leasing, property management, development, acquisition, and other tenant-related services. The Company owns and operates industrial properties nationally and owns and operates office properties primarily in Metro Philadelphia, Washington D.C. and certain sunbelt cities. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
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

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2014			September 30, 2013
	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$34,290	147,422	$0.23	$22,316	135,628	$0.16
Dilutive shares for long-term compensation plans	—	666		—	700
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	$34,290	148,088	$0.23	$22,316	136,328	$0.16
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	$133	147,422	$—	$6,383	135,628	$0.05
Dilutive shares for long-term compensation plans	—	666		—	700
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	$133	148,088	$—	$6,383	136,328	$0.05
Basic income per common share
Net income available to common shareholders	$34,423	147,422	$0.23	$28,699	135,628	$0.21
Dilutive shares for long-term compensation plans	—	666		—	700
Diluted income per common share
Net income available to common shareholders	$34,423	148,088	$0.23	$28,699	136,328	$0.21

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$88,430	146,987	$0.60	$72,048	124,889	$0.58
Dilutive shares for long-term compensation plans	—	674		—	766
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	88,430	147,661	$0.60	72,048	125,655	$0.57
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	47,142	146,987	$0.32	67,999	124,889	$0.54
Dilutive shares for long-term compensation plans	—	674		—	766
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	47,142	147,661	$0.32	67,999	125,655	$0.54
Basic income per common share
Net income available to common shareholders	135,572	146,987	$0.92	140,047	124,889	$1.12
Dilutive shares for long-term compensation plans	—	674		—	766
Diluted income per common share
Net income available to common shareholders	$135,572	147,661	$0.92	$140,047	125,655	$1.11

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2014 were 1,183,000 and 850,000, respectively, as compared to 994,000 and 959,000, respectively, for the same periods in 2013.
During the three months ended September 30, 2014, no common shares were issued upon the exercise of options. During the nine months ended September 30, 2014, 43,000 common shares were issued upon the exercise of options. During the year ended December 31, 2013, 504,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2014			September 30, 2013
	Income (Loss) (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$35,231			$22,998
Less: Preferred unit distributions	(118)			(118)
Basic income from continuing operations
Income from continuing operations available to common unitholders	$35,113	150,976	$0.23	$22,880	139,320	$0.16
Dilutive units for long-term compensation plans	—	666		—	700
Diluted income from continuing operations
Income from continuing operations available to common unitholders	$35,113	151,642	$0.23	$22,880	140,020	$0.16
Basic income from discontinued operations
Discontinued operations	$136	150,976	$—	$6,544	139,320	$0.05
Dilutive units for long-term compensation plans	—	666		—	700
Diluted income from discontinued operations
Discontinued operations	$136	151,642	$—	$6,544	140,020	$0.05
Basic income per common unit
Income available to common unitholders	$35,249	150,976	$0.23	$29,424	139,320	$0.21
Dilutive units for long-term compensation plans	—	666		—	700
Diluted income per common unit
Income available to common unitholders	$35,249	151,642	$0.23	$29,424	140,020	$0.21

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$90,914			$77,433
Less: Preferred unit distributions	(354)			(2,001)
Excess of preferred unit redemption over carrying amount	—			(1,236)
Basic income from continuing operations
Income from continuing operations available to common unitholders	90,560	150,541	$0.60	74,196	128,595	$0.58
Dilutive units for long-term compensation plans	—	674		—	766
Diluted income from continuing operations
Income from continuing operations available to common unitholders	90,560	151,215	$0.60	74,196	129,361	$0.57
Basic income from discontinued operations
Discontinued operations	48,276	150,541	$0.32	70,008	128,595	$0.54
Dilutive units for long-term compensation plans	—	674		—	766
Diluted income from discontinued operations
Discontinued operations	48,276	151,215	$0.32	70,008	129,361	$0.54
Basic income per common unit
Income available to common unitholders	138,836	150,541	$0.92	144,204	128,595	$1.12
Dilutive units for long-term compensation plans	—	674		—	766
Diluted income per common unit
Income available to common unitholders	$138,836	151,215	$0.92	$144,204	129,361	$1.11

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2014 were 1,183,000 and 850,000, respectively, as compared to 994,000 and 959,000, respectively, for the same periods in 2013.
During the three months ended September 30, 2014, no common units were issued upon exercise of options. During the nine months ended September 30, 2014, 43,000 common units were issued upon the exercise of options. During the year ended December 31, 2013, 504,000 common units were issued upon the exercise of options.

Note 4: Accumulated Other Comprehensive Income

The following table sets forth the components of Accumulated Other Comprehensive Income (in thousands):

	Nine Months Ended September 30,
	2014	2013
Foreign Currency Translation:
Beginning balance	$8,592	$3,195
Translation adjustment	(5,189)	115
Ending balance	3,403	3,310

Net unrealized gain on derivative instruments:
Beginning balance	1,584	—
Unrealized losses	(990)	—
Ending balance	594	—
Total accumulated other comprehensive income	3,997	3,310
Less: portion included in noncontrolling interest – operating partnership	(290)	(272)
Total accumulated other comprehensive income included in shareholders' equity	$3,707	$3,038
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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2014	2013	2014	2013
Operating revenue
Carolinas	$9,479	$7,626	$26,282	$22,213
Chicago/Milwaukee	8,004	3,067	24,727	9,230
Houston	12,833	9,481	36,828	26,833
Lehigh/Central PA	30,034	24,981	87,853	74,339
Minnesota	13,925	15,591	41,217	46,319
Orlando	8,463	7,583	24,519	23,156
Philadelphia	8,303	7,633	26,402	23,027
Richmond/Hampton Roads	10,358	9,959	30,542	29,899
South Florida	12,012	8,798	36,028	26,032
Southeastern PA	36,087	41,251	110,833	122,694
Tampa	13,597	12,767	40,001	38,849
United Kingdom	4,111	1,400	12,430	3,620
Other	31,144	33,100	96,300	93,546
Segment-level operating revenue	198,350	183,237	593,962	539,757

Reconciliation to total operating revenues
Discontinued operations	(9)	(28,007)	(4,728)	(86,604)
Other	15	118	(288)	345
Total operating revenue	$198,356	$155,348	$588,946	$453,498

Net operating income
Carolinas	$6,570	$5,182	$18,006	$15,035
Chicago/Milwaukee	5,382	2,163	15,518	6,149
Houston	7,510	5,426	21,794	15,735
Lehigh/Central PA	21,634	17,204	60,647	50,422
Minnesota	6,575	7,289	19,964	22,563
Orlando	5,411	5,128	16,257	15,504
Philadelphia	6,736	5,919	20,247	16,869
Richmond/Hampton Roads	6,144	5,899	18,118	17,978
South Florida	6,647	4,735	21,066	14,168
Southeastern PA	20,516	23,754	60,175	68,622
Tampa	8,213	7,916	25,142	24,522
United Kingdom	2,468	123	8,716	(331)
Other	20,715	18,555	61,614	51,346
Segment-level net operating income	124,521	109,293	367,264	318,582

Reconciliation to income from continuing operations
Interest expense (1)	(37,958)	(37,412)	(116,192)	(101,632)
Depreciation/amortization expense (1) (2)	(44,538)	(29,963)	(133,636)	(88,330)
(Loss) gain on property dispositions	(20)	—	1,879	—
Equity in earnings of unconsolidated joint ventures	1,592	650	7,297	3,973
General and administrative expense (1) (2)	(8,556)	(12,394)	(29,189)	(35,215)
Discontinued operations excluding gain on property dispositions	(98)	(6,515)	(1,985)	(20,641)
Income taxes (2)	(821)	(636)	(1,966)	(1,772)
Other	1,193	381	(2,084)	2,874
Income from continuing operations	$35,315	$23,404	$91,388	$77,839

(1)	Includes activity on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

The Company's total assets by reportable segment as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Total assets
Carolinas	$319,083	$257,230
Chicago/Milwaukee	417,134	413,585
Houston	434,835	380,248
Lehigh/Central PA	993,699	938,824
Minnesota	352,447	335,613
Orlando	255,961	253,888
Philadelphia	350,342	316,810
Richmond/Hampton Roads	248,186	250,008
South Florida	393,910	380,138
Southeastern PA	711,190	695,966
Tampa	335,229	337,300
United Kingdom	241,362	247,537
Other	1,528,019	1,735,393
Segment-level total assets	6,581,397	6,542,540
Corporate Other	79,445	233,020
Total assets	$6,660,842	$6,775,560

During the three months ended September 30, 2014, the Company acquired one property for a purchase price of $6.8 million. During the nine months ended September 30, 2014, the Company acquired nine properties for a total purchase price of $97.7 million.
The Company did not sell any operating properties during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company realized proceeds of $366.9 million from the sale of 52 properties and 19 acres of land. Included in these properties were three operating properties sold for $32.2 million to a joint venture in which the Company retains a 25% interest.
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
Prior to the adoption of ASU 2014-08, the results of operations for all operating properties sold or held for sale during the reported periods were shown under discontinued operations on the consolidated statements of comprehensive income. Under ASU 2014-08, operating properties that were sold or classified as held for sale before the adoption of ASU 2014-08 continue to be classified as discontinued operations. Accordingly, operating properties previously reported as discontinued operations will continue to be presented as discontinued operations on the consolidated statements of comprehensive income for all periods presented. The proceeds from the disposition of properties excluding the Portfolio Sale that were included in discontinued operations were $126.0 million for the nine months ended September 30, 2013.

A summary of the results of operations for the Portfolio Sale and other properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Portfolio Sale
Revenues	$9	$27,585	$4,728	$81,385
Operating expenses	86	(10,606)	(2,233)	(29,155)
Interest and other income	3	66	40	172
Interest expense	—	(3,830)	(557)	(11,550)
Depreciation and amortization	—	(6,798)	—	(21,403)
Income before (loss) gain on property dispositions	98	6,417	1,978	19,449
(Loss) gain on property dispositions	(35)	—	46,086	—
Income from discontinued operations - Portfolio Sale	63	6,417	48,064	19,449
Noncontrolling interest	(1)	(158)	(1,130)	(558)
Income from discontinued operations available to common shareholders - Portfolio Sale	62	6,259	46,934	18,891
Add back noncontrolling interest	1	158	1,130	558
Income from discontinued operations - Portfolio Sale	63	6,417	48,064	19,449
Income from discontinued operations - other properties	73	127	212	50,559
Income from discontinued operations	$136	$6,544	$48,276	$70,008
Net cash used in operating activities from the properties included in the Portfolio Sale for the three and nine months ended September 30, 2014 was $1.5 million and $4.3 million, respectively, compared to net cash provided by operating activities from such properties of $11.5 million and $39.5 million, respectively, for the three and nine months ended September 30, 2013. Net cash used in investing activities from the properties included in the Portfolio Sale for the three months ended September 30, 2014 was $42,000 and net cash provided by investing activities was $313.1 million for the nine months ended September 30, 2014. Net cash used by investing activities from such properties was $3.4 million and $11.1 million, respectively, for the three and nine months ended September 30, 2013.
Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
During the three months ended September 30, 2014, the Company did not sell any operating properties. During the nine months ended September 30, 2014, the Company sold four operating properties in segments grouped into the Company's "Other" category for aggregate proceeds of $37.3 million. One property totaling 75,000 square feet in the Company’s "Other" category was considered held for sale as of September 30, 2014. Under ASU 2014-08, these sold and held for sale properties have not been classified as discontinued operations.
Note 7: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.

Common units
The common units outstanding of the Operating Partnership not held by the Trust as of September 30, 2014 have the same economic characteristics as common shares of the Trust. The 3,553,566 outstanding common units of the Operating Partnership at such date not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,553,566 outstanding common units based on the closing price of the common shares of the Trust at September 30, 2014 was $118.2 million.
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
Common units
The common units outstanding as of September 30, 2014 have the same economic characteristics as common shares of the Trust. The 3,553,566 outstanding common units at such date are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. The common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,553,566 outstanding common units at September 30, 2014 based on the closing price of the common shares of the Trust at September 30, 2014 was $118.2 million.
Note 9: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of September 30, 2014, the following cumulative preferred units of the Operating Partnership were outstanding:

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
As of September 30, 2014, the Company was in compliance with the Credit Facility financial covenants.
Unsecured Notes
In August 2014, the Company repaid its 5.65% Senior Notes which were due in August 2014 in the amount of $200 million.

Note 11: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2014 and December 31, 2013. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The carrying value of the outstanding amounts under the Company's Credit Facility is a reasonable estimate of fair value because interest rates float at a rate based on LIBOR.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of September 30, 2014.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2013 and September 30, 2014 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2013	$545,306	$573,944	$2,708,213	$2,764,831
As of September 30, 2014	$534,547	$550,722	$2,508,886	$2,634,931
Note 12: Investment in Unconsolidated Joint Ventures
Comcast Innovation & Technology Center
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Innovation & Technology Center (the "Project") located on the 1800 block of Arch Street in Philadelphia, Pennsylvania as part of a trophy-class mixed-use development. The 59-story building will include 1.3 million square feet of rentable office space (the "Office") and a 220-room Four Seasons Hotel (the "Hotel").  Completion of the first phase of the Project is anticipated to be in the third quarter of 2017. Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $921 million.  The Company's investment in the project is expected to be approximately $184 million with 20% ownership interests in both joint ventures. As of September 30, 2014, the Company's investment in these joint ventures was $17.4 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. During the three months ended September 30, 2014, the Company began development on the building and as of September 30, 2014, the total development in progress for the Project was $85.5 million.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. During the three and nine months ended September 30, 2014, the Company recognized $0.7 million in developer fees related to the project. These fees are included in other income in the Company's consolidated statement of comprehensive income.
Comcast Corporation has signed a 20-year lease for 982,275 square feet, or approximately 73.4% of the office space in the Office.  The Company will manage and lease the Office and Four Seasons Hotels Limited will manage the Hotel.
Liberty Venture I, LP
During the nine months ended September 30, 2014, Liberty Venture I, LP, an unconsolidated joint venture in which the Company holds a 25% interest, acquired three properties comprising 603,000 square feet from the Company for $32.2 million.

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
In connection with the Cabot Acquisition, the Company assumed the seller’s interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had aggregate notional amounts of $104.1 million and $105.2 million at September 30, 2014 and December 31, 2013, respectively, and expire at various dates between 2018 and 2020.
For the three months ended September 30, 2014, the effective portion of the change in the fair value of the swaps was an increase in the amount of $666,000 which was recorded as an increase in other comprehensive income. For the nine months ended September 30, 2014, the effective portion of the change in the fair value of the swaps was a decrease in the amount of $990,000, which was recorded as a reduction of other comprehensive income. These amounts reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the variable rate mortgages. The amount of loss reclassified from accumulated other comprehensive income was $367,000 and $1.1 million for the three and nine months ended September 30, 2014, respectively. The ineffective portion of the change in the fair value of the Swaps for the three months ended September 30, 2014 in the amount of $13,000 was recorded as a decrease to interest expense in the accompanying consolidated statements of comprehensive income. The ineffective portion of the change in the fair value of the Swaps for the nine months ended September 30, 2014 in the amount of $42,000 was recorded as an increase to interest expense in the accompanying consolidated statements of comprehensive income.
The fair value of the Swaps in the amount of $8.0 million and $8.4 million as of September 30, 2014 and December 31, 2013, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.3 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $8.3 million.
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of September 30, 2014, were as follows (in thousands):

Year	Amount
2014	$102
2015	428
2016	447
2017	447
2018	447
2019 through 2034	6,173
Total	$8,044

Operating ground lease expense for the three and nine months ended September 30, 2014 were $114,000 and $289,000, respectively, as compared to $42,000 and $125,000, respectively, for the same periods in 2013.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of September 30, 2014 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of September 30, 2014, the Company had letter of credit obligations of $8.9 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of September 30, 2014, the Company had 22 buildings under development. These buildings are expected to contain, when completed, a total of 4.7 million square feet of leasable space and represent an anticipated aggregate investment of $428.7 million. At September 30, 2014, development in progress totaled $250.5 million. In addition, as of September 30, 2014, the Company had invested $6.6 million in deferred leasing costs related to these development buildings. See Note 12 for details of the Company's commitments related to the development of the Comcast Innovation and Technology Center. In addition, the Company had a signed commitment for a build-to-suit development not yet commenced for an anticipated investment of $20.4 million.
As of September 30, 2014, the Company was committed to $12.8 million in improvements on certain buildings and land parcels.
As of September 30, 2014, the Company was committed to $56.3 million in future land purchases.
As of September 30, 2014, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $52.1 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 16: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

	2014	2013
Write-off of fully depreciated property and deferred costs	$31,322	$23,180
Write-off of depreciated property and deferred costs due to sale	$132,707	$49,618
Unrealized losses on cash flow hedge	$(990)	$—
Write-off of origination costs relating to preferred unit redemptions	$—	$1,236
Increase in investments in and advances to unconsolidated joint ventures due to disposition activity	$(11,948)	$—
Changes in accrued development capital expenditures	$7,854	$12,869

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
As of September 30, 2014, the Company owned and operated 492 industrial and 187 office properties (the “Wholly Owned Properties in Operation”) totaling 91.4 million square feet. In addition, as of September 30, 2014, the Company owned 22 properties under development, which when completed are expected to comprise 4.7 million square feet (the “Wholly Owned Properties under Development”) and 1,424 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2014, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 34 office properties totaling 14.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), three properties under development, which when completed are expected to comprise 2.0 million square feet and a 220-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 431 acres of developable land, substantially all of which is zoned for commercial use.
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
Due to long-term trends that the Company believes favor industrial properties and indicate potential erosion in value of suburban office properties, the Company has increased its investment in industrial and metro-office properties and decreased its investment in suburban office properties. The short-term implication of these activities is a decrease in net cash from operating activities, as rental income from the Company's industrial properties is less than that from the Company's suburban office properties. The Company anticipates that over time it will realize the benefits of these activities, including a higher rate of rental growth and a lower level of transaction costs for industrial properties as opposed to suburban office properties. For 2014, the Company anticipates that the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, will be less than dividend distributions primarily due to the delay in the deployment of proceeds from the Portfolio Sale. The Company intends to utilize its Credit Facility to fund anticipated shortfalls. The Company will continue to evaluate its dividend distribution policy in light of these circumstances.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three and nine months ended September 30, 2014, straight line rents on renewal and replacement leases were on average 1.9% lower and 0.8% higher, respectively, than rents on expiring leases. The Company's guidance for 2014 contemplated an increase of straight line rent on average of 0% to 4%. During the three and nine months ended September 30, 2014, the Company successfully leased 7.1 million square feet and 19.7 million square feet, respectively, and, as of that date, attained occupancy of 92.3% for the Wholly Owned Properties in Operation and 92.4% for the JV Properties in Operation for a combined occupancy of 92.3% for the Properties in Operation. At December 31, 2013, occupancy for the Wholly Owned Properties in Operation was 91.4% and for the JV Properties in Operation was 92.3% for a combined occupancy for the Properties in Operation of 91.6%. The Company's guidance for 2014 contemplated a decrease in average occupancy of 0% to 1%. Historical occupancy results reflect a decrease in average occupancy of 0.4% for the nine months ended September 30, 2014 as compared to the same period in 2013, measured using the averages of the occupancy rates at the end of the fourth quarter preceding, and first three quarters of, each such period.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended September 30, 2014, the Company acquired one property for a purchase price of $6.8 million. This property, which contains 152,000 square feet of leasable space, was 100% occupied as of September 30, 2014. During the nine months ended September 30, 2014, the Company acquired nine properties for a total purchase price of $97.7 million. These properties, which contain 1.6 million square feet of leasable space, were 100% occupied as of September 30, 2014.
During the three months ended September 30, 2014, the Company acquired 357 acres of land for a total purchase price of $58.0 million. During the nine months ended September 30, 2014, the Company acquired 373 acres of land for a total purchase price of $66.0 million.
Dispositions
During the three months ended September 30, 2014, the Company did not sell any operating properties. During the nine months ended September 30, 2014, the Company realized proceeds of $366.9 million from the sale of 52 properties representing 3.3 million square feet and 19 acres of land. Included in these properties were three operating properties sold for proceeds of $32.2 million to a joint venture in which the Company retained a 25% interest.
Development
During the three months ended September 30, 2014, the Company brought into service three Wholly Owned Properties under Development representing 2.8 million square feet and a Total Investment of $200.0 million. During the nine months ended September 30, 2014, the Company brought into service seven Wholly Owned Properties under Development representing 3.6 million square feet and a Total Investment of $242.9 million. During the three months ended September 30, 2014, the Company initiated eight Wholly Owned Properties under Development with a projected Total Investment of $157.9 million. During the nine months ended September 30, 2014, the Company initiated 13 Wholly Owned Properties under Development with a projected Total

Investment of $290.6 million. As of September 30, 2014, the Company had 22 Wholly Owned Properties under Development with a projected Total Investment of $428.7 million.
“Total Investment” for a Property Under Development is defined as the sum of the land costs and the costs of land improvements, building improvements, lease transaction costs, and where appropriate, other development costs and carrying costs.   “Total Investment” for an acquisition is defined as the property’s purchase price (including, in the case of a vacant building, the closing costs incurred in connection with the acquisition), plus management’s estimate, at the time of acquisition, of the cost of necessary building improvements and lease transaction costs.
UNCONSOLIDATED JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into unconsolidated joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions/Dispositions
During the three months ended September 30, 2014, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. During the nine months ended September 30, 2014, a joint venture in which the Company held a 25% interest acquired three properties comprising 603,000 square feet from the Company for $32.2 million. During the nine months ended September 30, 2014, a joint venture in which the Company holds a 25% interest sold 52 acres of land for $10.1 million. During the three and nine months ended September 30, 2014, none of the unconsolidated joint ventures in which the Company held an interest sold any operating properties. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
During the three months ended September 30, 2014, none of the unconsolidated joint ventures in which the Company held an interest acquired any land. During the nine months ended September 30, 2014, the Company acquired 1.5 acres of land for a total purchase price of $42.5 million.
Development
During the three and nine months ended September 30, 2014, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service. During the three and nine months ended September 30, 2014, a joint venture in which the Company held a 25% interest began development on one property, which is expected to comprise, upon completion, 430,000 square feet and is expected to represent a Total Investment of $24.4 million.
Additionally, joint ventures in which the Company held a 20% interest began development on the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and a 220-room hotel and is expected to represent a Total Investment of $921 million. See Note 12 to the Company’s financial statements.
As of September 30, 2014, joint ventures in which the Company held an interest had three properties under development which are expected to comprise, upon completion, 2.0 million square feet and are expected to represent a Total Investment of $961.4 million.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of September 30, 2014 and 2013 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.48	$4.45	$5.89	$5.83	67,573	42,369	93.7%	91.1%
Industrial-Flex	$8.72	$9.05	$12.37	$13.10	9,038	8,953	91.1%	89.5%
Office	$16.06	$15.31	$24.32	$23.78	14,789	18,629	86.3%	88.7%
	$6.65	$7.88	$9.31	$11.45	91,400	69,951	92.3%	90.2%
JV Properties in Operation: (3)
Industrial-Distribution	$4.06	$3.66	$5.69	$5.57	9,872	9,270	94.7%	94.8%
Industrial-Flex	$27.74	$26.18	$24.95	$25.29	108	151	93.5%	68.0%
Office	$25.72	$24.54	$36.38	$35.80	4,114	4,285	87.1%	88.3%
	$10.20	$10.08	$14.28	$14.76	14,094	13,706	92.4%	92.5%
Properties in Operation:
Industrial-Distribution	$4.43	$4.31	$5.87	$5.78	77,445	51,639	93.9%	91.8%
Industrial-Flex	$8.95	$9.27	$12.52	$13.25	9,146	9,104	91.1%	89.1%
Office	$18.18	$17.03	$26.96	$26.02	18,903	22,914	86.5%	88.6%
	$7.12	$8.25	$9.98	$12.00	105,494	83,657	92.3%	90.6%

(1) Net rent represents the contractual rent per square foot at September 30, 2014 or 2013 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at September 30, 2014 or 2013 was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at September 30, 2014 or 2013 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 82 and 84 properties as of September 30, 2014 and 2013, respectively.

The table below details the vacancy activity during the nine months ended September 30, 2014:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2014	7,655,546	1,044,395	8,699,941
Acquisition vacant space	522,772	235,007	757,779
Completed development vacant space	68,272	—	68,272
Disposition vacant space	(534,226)	—	(534,226)
Expirations	15,440,091	1,184,558	16,624,649
Property structural changes/other	303	(10,909)	(10,606)
Leasing activity	(16,091,830)	(1,387,506)	(17,479,336)
Vacancy at September 30, 2014	7,060,928	1,065,545	8,126,473

Lease transaction costs per square foot (1)	$3.10	$6.29	$3.37
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the nine months ended September 30, 2014, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2014 with the results of operations of the Company for the three and nine months ended September 30, 2013. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2014 and 2013, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2014 to Three and Nine Months Ended September 30, 2013
Overview
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2014 increased to $6,509.8 million from $4,693.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014 the Company's average gross investment in operating real estate owned increased to $6,412.0 million from $4,546.5 million for the nine months ended September 30, 2013. The change in average gross investment in operating real estate was primarily due to the Cabot Acquisition. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $198.4 million for the three months ended September 30, 2014 from $155.3 million for the three months ended September 30, 2013. The $43.1 million increase was primarily due to the increase in average gross investment in operating real estate. Total operating revenue increased to $588.9 million for the nine months ended September 30, 2014 from $453.5 million for the nine months ended September 30, 2013. The $135.4 million increase was primarily due to the increase in average gross investment in operating real estate.

Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 5 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Nine Months Ended		Percentage Increase (Decrease)
	September 30,				September 30,
	2014	2013			2014	2013
Carolinas	$6,570	$5,182	26.8%	(1)	$18,006	$15,035	19.8%	(1)
Chicago/Milwaukee	5,382	2,163	148.8%	(1)	15,518	6,149	152.4%	(1)
Houston	7,510	5,426	38.4%	(1)	21,794	15,735	38.5%	(1)
Lehigh/Central PA	21,634	17,204	25.7%	(1)	60,647	50,422	20.3%	(1)
Minnesota	6,575	7,289	(9.8%)	(2)	19,964	22,563	(11.5%)	(2)
Orlando	5,411	5,128	5.5%		16,257	15,504	4.9%
Philadelphia	6,736	5,919	13.8%	(1)	20,247	16,869	20.0%	(1)
Richmond/Hampton Roads	6,144	5,899	4.2%		18,118	17,978	0.8%
South Florida	6,647	4,735	40.4%	(1)	21,066	14,168	48.7%	(1)
Southeastern PA	20,516	23,754	(13.6%)	(2)	60,175	68,622	(12.3%)	(2)
Tampa	8,213	7,916	3.8%		25,142	24,522	2.5%
United Kingdom	2,468	123	1,906.5%	(1)	8,716	(331)	N/A	(1)
Other	20,715	18,555	11.6%	(1)	61,614	51,346	20.0%	(1)
Total reportable segment net operating income	$124,521	$109,293	13.9%		$367,264	$318,582	15.3%

(1) The increase was primarily due to an increase in average gross investment in operating real estate.
(2) The decrease was primarily due to a decrease in average gross investment in operating real estate.
Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The same store results were affected by changes in occupancy and rental rates as detailed below for the respective periods. The nine-month results were also affected by the non-recovered portion of the increase in snow removal costs and other weather-related expenses for the respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average occupancy %	92.7%	93.7%	93.0%	93.4%
Average rental rate - cash basis (1)	$7.36	$7.27	$7.35	$7.28
Average rental rate - straight line rent and operating expense reimbursement (2)	$10.51	$10.37	$10.48	$10.39
(1) Represents the average contractual rent per square foot for the nine months ended September 30, 2014 or 2013 for tenants in occupancy in Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the nine months ended September 30, 2014 or 2013 for tenants in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 479 properties totaling approximately 59.4 million square feet owned on January 1, 2013. Properties that were acquired, or on which development was completed, during the year ended December 31, 2013 and the nine months ended September 30, 2014 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 58 properties sold during 2013 and the 52 properties sold during the nine months ended September 30, 2014 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2014 and 2013. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Same Store:
Rental revenue	$103,112	$103,586	$309,139	$309,572
Operating expenses:
Rental property expense	28,144	27,163	87,767	79,520
Real estate taxes	17,997	17,225	53,466	52,230
Operating expense recovery	(44,436)	(43,125)	(135,034)	(128,459)
Unrecovered operating expenses	1,705	1,263	6,199	3,291
Property level operating income	101,407	102,323	302,940	306,281
Less straight line rent	916	1,387	3,821	2,966
Cash basis property level operating income	$100,491	$100,936	$299,119	$303,315
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$100,491	$100,936	$299,119	$303,315
Straight line rent	916	1,387	3,821	2,966
Property level operating income	101,407	102,323	302,940	306,281
Non-Same Store property level operating income - continuing operations	37,930	5,898	105,190	10,729
Termination fees - continuing operations	319	568	1,276	1,153
General and administrative expense	(14,748)	(17,217)	(48,077)	(53,466)
Depreciation and amortization expense	(58,578)	(39,159)	(173,184)	(113,906)
Other income (expense)	(31,728)	(29,030)	(103,850)	(75,145)
(Loss) gain on property dispositions	(20)	—	1,879	—
Income taxes	(859)	(629)	(2,083)	(1,780)
Equity in earnings of unconsolidated joint ventures	1,592	650	7,297	3,973
Discontinued operations (1)	136	6,544	48,276	70,008
Net income	$35,451	$29,948	$139,664	$147,847

(1)Includes termination fees of $8,000 for the nine months ended September 30, 2014 and $459,000 and $1.2 million for the three and nine months ended September 30, 2013, respectively. There were no termination fees included in discontinued operations for the three months ended September 30, 2014. Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is sold, related termination fees are included in discontinued operations.

General and Administrative
General and administrative expenses decreased to $14.7 million for the three months ended September 30, 2014 compared to $17.2 million for the three months ended September 30, 2013 and decreased to $48.1 million for the nine months ended September 30, 2014 compared to $53.5 million for the nine months ended September 30, 2013. These decreases were primarily due to decreases in costs related to certain operating initiatives and acquisition-related expenditures. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $58.6 million for the three months ended September 30, 2014 from $39.2 million for the three months ended September 30, 2013 and increased to $173.2 million for the nine months ended September 30, 2014 from $113.9 million for the nine months ended September 30, 2013. These increases were primarily due to the increased investment in operating real estate.
Other Income
Other income increased to $6.2 million for the three months ended September 30, 2014 from $4.5 million for the three months ended September 30, 2013 and $11.8 million for the nine months ended September 30, 2014 compared to $14.3 million for the nine months ended September 30, 2013. The increase for the three month period was primarily due to development fee income and the decrease for the nine month period was primarily due to a decrease in gains associated with a land development in the United Kingdom.
Interest Expense
Interest expense increased to $38.0 million for the three months ended September 30, 2014 from $33.5 million for the three months ended September 30, 2013. The increase was primarily due to an increase in the average debt outstanding to $3,206.7 million for the three months ended September 30, 2014 from $2,864.2 million for the three months ended September 30, 2013. Interest expense increased to $115.6 million for the nine months ended September 30, 2014 from $89.4 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in the average debt outstanding to $3,235.8 million for the nine months ended September 30, 2014 from $2,737.4 million for the nine months ended September 30, 2013. The increases in the average debt outstanding were primarily due to the issuance of $450 million in unsecured notes in September 2013 in anticipation of the Cabot Acquisition partially offset by the repayment of $200 million in unsecured notes in August 2014. The increase in interest expense was also due to a decrease in interest allocated to discontinued operations. There was no interest expense allocated to discontinued operations for the three months ended September 30, 2014 compared to $3.9 million for the three months ended September 30, 2013. There was $0.6 million in interest expense allocated to discontinued operations for the nine months ended September 30, 2014 compared to $12.2 million for the nine months ended September 30, 2013. The amount of interest allocated to discontinued operations is related to the level of dispositions in 2014 compared to 2013. The increases in interest expense were partially offset by the amount of interest capitalized during the respective periods. Capitalized interest was $3.0 million and $9.8 million for the three and nine months ended September 30, 2014, respectively, compared to $2.1 million and $7.8 million for the same periods in 2013. The weighted average interest rate was relatively unchanged during the respective periods.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $1.6 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013 and increased to $7.3 million for the nine months ended September 30, 2014 compared to $4.0 million for the nine months ended September 30, 2013. The increase for the three-month periods was primarily due to a loss related to the sale of an operating property by a joint venture in which the Company holds an interest during the three months ended September 30, 2013, the Company's share of which was $0.8 million. The increase for the nine-month periods was primarily due to a gain related to the sale of a land leasehold interest by an unconsolidated joint venture in which the Company holds an interest, the Company's share of which was $2.7 million.

Other
Income from discontinued operations decreased to $0.1 million for the three months ended September 30, 2014 from $6.5 million for the three months ended September 30, 2013 and decreased to $48.3 million for the nine months ended September 30, 2014 from $70.0 million for the nine months ended September 30, 2013. These decreases were primarily due to the level of dispositions in 2014 compared to 2013.
As a result of the foregoing, the Company’s net income increased to $35.5 million for the three months ended September 30, 2014 from $29.9 million for the three months ended September 30, 2013 and decreased to $139.7 million for the nine months ended September 30, 2014 from $147.8 million for the nine months ended September 30, 2013.
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
Activity
As of September 30, 2014, the Company had cash and cash equivalents of $62.0 million, including $22.9 million in restricted cash.
Net cash provided by operating activities increased to $250.3 million for the nine months ended September 30, 2014 from $215.0 million for the nine months ended September 30, 2013. This $35.3 million increase was primarily due to changes in restricted cash, prepaid expenses and other assets and other liabilities during 2014 related to expenditures on and the distribution of proceeds for a land development in the United Kingdom. There were no similar expenditures or distributions during 2013. Decreases were offset by an increase in operating activities during 2014, reflecting the impact of the Cabot Acquisition net of the Portfolio Sale. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $130.5 million for the nine months ended September 30, 2014 compared to $199.2 million for the nine months ended September 30, 2013. This $68.7 million decrease primarily resulted from an increase in net proceeds from the disposition of properties and land associated with the close of the second settlement of the Portfolio Sale. This amount was partially offset by an increase in the investment in development properties and land held for development.
Net cash used in financing activities increased to $243.4 million for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $1.1 billion for the nine months ended September 30, 2013. This $1.3 billion change was primarily due to the pre-funding of the August 2013 common share offering and September 2013 senior note offering used for the Cabot Acquisition. Also, in August 2014, the Company repaid its 5.65% Senior Notes which were due in August 2014 in the amount of $200 million.
Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and distributions.
The Company funds its development activities, including its obligations associated with its joint venture development activity, and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The Credit Facility replaced a $500 million credit facility during the three months ended March 31, 2014. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at September 30, 2014 was LIBOR plus 105 basis points.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2014, the Company’s debt to gross assets ratio was 40.6% and for the nine months ended September 30, 2014, the fixed charge coverage ratio was 3.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of September 30, 2014, $534.5 million in mortgage loans and $2,508.9 million in unsecured notes were outstanding with a weighted average interest rate of 5.01%. The interest rates on $3,027.4 million of mortgage loans and unsecured notes are fixed (including $104.1 million fixed via a swap arrangement - see Note 14 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.5 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of September 30, 2014 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2014	$3,025	$—	$—	$—	$3,025	5.23%
2015	12,138	44,469	315,953	—	372,560	5.16%
2016	11,720	182,318	299,524	—	493,562	6.08%
2017	10,916	2,349	295,997	—	309,262	6.57%
2018	8,730	27,051	99,974	140,950	276,705	3.94%
2019	8,680	50,043	—	—	58,723	3.99%
2020	4,280	67,361	349,503	—	421,144	4.83%
2021	2,716	65,008	—	—	67,724	4.06%
2022	2,172	—	399,400	—	401,572	4.13%
2023 & thereafter	29,625	1,946	748,535	—	780,106	4.03%
	$94,002	$440,545	$2,508,886	$140,950	$3,184,383	4.84%
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

Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$34,423	$28,699	$135,572	$140,047
Basic - income available to common shareholders	34,423	28,699	135,572	140,047
Basic - income available to common shareholders per weighted average share	$0.23	$0.21	$0.92	$1.12
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,334	4,176	9,966	10,874
Depreciation and amortization	58,114	45,642	171,730	135,418
Gain on property dispositions	(18)	(29)	(47,629)	(49,393)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,439)	(1,226)	(3,146)	(2,625)
Funds from operations available to common shareholders – basic	$94,414	$77,262	$266,493	$234,321
Basic Funds from operations available to common shareholders per weighted average share	$0.64	$0.57	$1.81	$1.88
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$34,423	$28,699	$135,572	$140,047
Diluted - income available to common shareholders	34,423	28,699	135,572	140,047
Diluted - income available to common shareholders per weighted average share	$0.23	$0.21	$0.92	$1.11
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,334	4,176	9,966	10,874
Depreciation and amortization	58,114	45,642	171,730	135,418
Gain on property dispositions	(18)	(29)	(47,629)	(49,393)
Noncontrolling interest less preferred share distributions	826	725	3,264	4,157
Funds from operations available to common shareholders - diluted	$96,679	$79,213	$272,903	$241,103
Diluted Funds from operations available to common shareholders per weighted average share	$0.64	$0.57	$1.80	$1.86
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	147,422	135,628	146,987	124,889
Dilutive shares for long term compensation plans	666	700	674	766
Diluted shares for net income calculations	148,088	136,328	147,661	125,655
Weighted average common units	3,554	3,692	3,554	3,706
Diluted shares for Funds from operations calculations	151,642	140,020	151,215	129,361

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2014.

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
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	October 30, 2014
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	October 30, 2014
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	October 30, 2014
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	October 30, 2014
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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