Form 10-K
period 2014-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2015-02-26
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $5.5 billion, based upon the closing price of $37.93 on the New York Stock Exchange composite tape on June 30, 2014. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an "affiliate" for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 23, 2015: 148,893,177
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2015 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2014 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Trust,” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2014. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Company previously issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units"). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during the years ended December 31, 2013 and 2012. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"), which was founded in 1972. As of December 31, 2014, the Company owned and operated 489 industrial and 180 office properties (the "Wholly Owned Properties in Operation") totaling 91.3 million square feet. In addition, as of December 31, 2014, the Company owned 25 properties under development, which when completed are expected to comprise 4.3 million square feet (the "Wholly Owned Properties under Development") and 1,491 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2014, the Company had an ownership interest, through unconsolidated joint ventures, in 49 industrial and 34 office properties totaling 14.3 million square feet (the "JV Properties in Operation" and, together with the Wholly Owned Properties in Operation, the "Properties in Operation"), four properties under development, which when completed are expected to comprise 2.1 million square feet and a 222-room Four Seasons Hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties"), and 460 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company's office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. In addition, the Company, directly or through joint ventures, owns urban office properties. The Company’s strategy with respect to product and market selection is expected to favor industrial properties nationally and metro-office properties in markets with favorable demographic and employment trends as well as certain urban characteristics such as population density and transportation access.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2014. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the "Common Shares"). As of December 31, 2014, the Common Units held by the limited partners were exchangeable for 3.6 million Common Shares. The Company previously issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during the years ended December 31, 2012 and 2013. The ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as “noncontrolling interest- operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected on the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.
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
Management and Employees
As of February 25, 2015, the Company's 431 employees operated under the direction of 18 senior executives, who have been affiliated with the Company and the Predecessor for an average of 20 years. The Company and the Predecessor have developed and managed commercial real estate for the past 42 years. The Company maintains an in-house leasing and property management staff which the Company believes enables it to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. In certain circumstances the Company also engages and directs the activities of third party property managers and leasing agents.
Segments and Markets
At December 31, 2014, the Company's reportable segments were based on the Company's method of internal reporting and are as follows:

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
Business Objective and Strategies for Growth
The Company's business objective is to maximize long-term profitability for its shareholders by operating as a leader in commercial real estate through the ownership, management, development and acquisition of superior industrial and office properties. The Company intends to achieve this objective through offering industrial and/or office properties in multiple markets and operating as a leading landlord in the industry. The Company believes that pursuing this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital and the ability to attract and retain personnel. The Company also strives to provide an exceptional and positive tenant experience. The Company seeks to be an industry leader in sustainable development and to operate an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a high quality provider of two products: industrial (distribution and flex) and office. The Company's strategy with respect to product and market selection is expected generally to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. However, consistent with the Company's strategy and market opportunities, the Company may pursue industrial and office products other than those noted above.
Markets
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. The Company's goal is to operate with a national footprint of industrial markets and a focused group of office markets. Generally, the Company seeks to have a presence in each market sufficient for the Company to compete effectively in that market. The Company's efforts emphasize efficiencies of scale through asset aggregation and controlled environments. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of current and new markets and market conditions.
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
The Company has set as a goal (1) to be an industry leader in sustainable real estate and high performance buildings; (2) to demonstrate improved performance year over year in resource consumption; and (3) to integrate sustainable business practices into its core business operations and decision making process.
The Company's efforts have included research and development, tenant education and outreach and education and accreditation for its development, property management and leasing staff.
The Company has utilized the U.S. Green Building Council's LEED rating system and the U.S. Department of Energy's ENERGY STAR system for its evaluation of sustainability. To date the Company has completed or has under construction 83 LEED buildings and has completed three buildings in the United Kingdom under the international BREEAM standards. The Company has certified over 131 ENERGY STAR buildings and has achieved a significant reduction of energy usage in the Properties in Operation.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.

Wholly Owned Properties
Development
The Company's development investment strategy focuses primarily on the development of high-quality industrial and office properties within its existing markets. When the Company's marketing efforts identify opportunities, the Company will consider pursuing such opportunities outside of the Company's established markets. The Company and its Predecessor have developed over 71 million square feet of commercial real estate during the past 42 years. The Company's development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2014, the Company completed four build-to-suit projects and five inventory projects totaling 4.5 million square feet and representing an aggregate Total Investment of $298.1 million. As of December 31, 2014, these completed development properties were 98.7% leased.
As of December 31, 2014, the Company had 25 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 4.3 million square feet and are expected to represent a Total Investment of $465.1 million. These Wholly Owned Properties under Development were 47.9% pre-leased as of December 31, 2014. The scheduled deliveries of the 4.3 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	SQUARE FEET				PERCENT LEASED	TOTAL
SCHEDULED IN-SERVICE DATE	IND-DIST.	IND-FLEX	OFFICE	TOTAL	DECEMBER 31, 2014	INVESTMENT
1st Quarter, 2015	512	—	80	592	72.5%	$59,529
2nd Quarter, 2015	1,164	75	—	1,239	88.5%	88,518
3rd Quarter, 2015	118	—	154	272	39.1%	41,134
4th Quarter, 2015	339	—	92	431	53.9%	54,079
1st Quarter, 2016	604	76	207	887	22.6%	108,317
2nd Quarter, 2016	639	—	153	792	—%	79,032
1st Quarter, 2017	—	—	94	94	—%	34,477
TOTAL	3,376	151	780	4,307	47.9%	$465,086

“Total Investment” for a Property Under Development is defined as the sum of the land costs and the costs of land improvements, building and building improvements, lease transaction costs, and where appropriate, other development costs and carrying costs.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2014, the Company owned 1,491 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, approximately 19.8 million square feet of property. The Company's investment in land held for development as of December 31, 2014 was $269.1 million.
Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 131 acres of land located at the Navy Yard in Philadelphia. The Company estimates that these 131 acres would support, as and when developed, approximately 2.2 million square feet of property.
Through a development agreement with the city of Tempe, AZ, the Company has development rights for 72 acres of land. The Company estimates that these 72 acres would support, as and when developed, approximately 586,000 square feet of property.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent and available land for approximately 1.35 million square feet of commercial space of which approximately 1.0 million square feet had been built as of December 31, 2014. During 2014, the Company obtained planning consent for a further 635 homes at Kings Hill, taking the total consent to 3,486 homes of which 2,706 had been sold as of December 31, 2014.

Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategy. The Company executes its acquisition strategy by purchasing properties that the Company believes will create shareholder value over the long-term.
During the year ended December 31, 2014, the Company acquired ten properties for an aggregate purchase price of $125.0 million. These properties contain 1.9 million square feet of leaseable space.

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

In addition to the second settlement of the Portfolio Sale, during the year ended December 31, 2014, the Company sold 17 operating properties containing an aggregate of 2.1 million square feet as well as 51 acres of land for aggregate proceeds of $249.2 million. In total, the Company's aggregate sales proceeds for the year ended December 31, 2014 were $578.8 million. Included in these totals are three operating properties comprising 603,000 square feet and 51 acres of land that the Company sold into a joint venture in which it holds an interest for $43.0 million.

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

As of December 31, 2014, the Company had investments in and advances to unconsolidated joint ventures totaling $208.8 million (see Note 7 to the Company's Consolidated Financial Statements).

Development
During the year ended December 31, 2014, a joint venture in which the Company held a 25% interest completed one development project which contains 203,000 square feet for a Total Investment of $15.8 million. This property was 100% leased as of December 31, 2014.
As of December 31, 2014, joint ventures in which the Company held an interest began development on three properties which are expected to comprise, upon completion, 799,000 square feet and are expected to represent a Total Investment of $44.9 million.

Additionally, joint ventures in which the Company held a 20% interest began development on the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet of office space and a 222-room Four Seasons Hotel and is expected to represent a Total Investment of $921 million.
As of December 31, 2014, unconsolidated joint ventures in which the Company held an interest owned 460 acres of land held for development and had an option for a leasehold interest in an additional 26 acres of land. Substantially all of the land held for development and the land related to the leasehold interest is zoned for commercial use and is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings and leasehold interest would support, as and when developed, approximately 7.8 million square feet of property.

Acquisitions/Dispositions
During the year ended December 31, 2014, a joint venture in which the Company held a 25% interest acquired three properties comprising 603,000 square feet and 51 acres of land from the Company for $43.0 million. During the year ended December 31, 2014, a joint venture in which the Company holds a 25% interest sold 52 acres of land for $10.1 million. During the year ended December 31, 2014, none of the unconsolidated joint ventures in which the Company held an interest sold any operating properties.

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
We may face risks associated with our current business strategy.
As previously reported, and as further summarized below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we undertook several significant transactions in 2013 and 2014, and may undertake additional transactions in 2015, consistent with our strategy to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals.
While management believes that this strategy will be in the best long-term interests of the Company and its shareholders,  we cannot assure you that this strategy will produce the intended benefit, or when, if ever, those intended benefits will be achieved.   This strategy poses certain risks, including without limitation the following:

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
Failure of our strategy to achieve the intended benefits could have a material adverse effect on our results of operations, financial condition and liquidity.
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

▪
construction costs may exceed our original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable because we may not be able to increase rents to compensate for the increase in construction costs

▪
we may be unable to obtain, or may face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project

▪
we may abandon development opportunities after we begin to explore them and as a result, we may fail to recover costs already incurred. If we alter or discontinue our development efforts, costs of the investment may need to be expensed rather than capitalized and we may determine the investment is impaired, resulting in a loss

▪	we may expend funds on and devote management's time to projects that we do not complete

▪
occupancy rates and rents at newly completed properties may not meet our expectations. This may result in lower than projected occupancy and rental rates with the result that our investment is not profitable

Our development of Comcast Innovation & Technology Center exposes us to certain risks.
On June 30, 2014, the Company entered into two joint ventures with Comcast Corporation for the purpose of developing and owning the Comcast Innovation & Technology Center located in Philadelphia, Pennsylvania as part of a mixed-use development. The 59-story building will include 1.3 million square feet of rentable office space and a 222-room Four Seasons Hotel.   Projected costs for this development, exclusive of tenant-funded interior improvements, are anticipated to be approximately $921 million. The Company's investment in the project is expected to be approximately $184 million with 20% ownership interests in both joint

ventures.   The two joint ventures have engaged the Company as the developer of the project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the project.   Comcast Corporation has entered into a lease for approximately 74% of the office space in the building, and has notified Liberty that it intends to exercise its right to lease the remainder of the office space.   Liberty and Comcast are working together to document this expansion of the Comcast lease, but there is no assurance that this documentation will be completed.
Development of a project such as the Comcast Innovation & Technology Center is subject to the general development and construction risks noted above.  Those risks are magnified by the size of the project, and include construction risks and cost overrun risks associated with a construction project with the engineering and design complexities of a high rise mixed-use building.  If we fail to complete the development of the project in compliance with the deadlines set forth in the lease with Comcast Corporation, or if the costs of development exceed the budgets agreed upon by the joint ventures, the Company could be liable for substantial damages and costs.  In addition, if the lease of the remaining 26% of the office space to Comcast is not consummated, the office joint venture will have the risk of leasing up that space. There is additional risk associated with ownership of a hotel, with which we have no prior experience.
We face risks associated with property acquisitions.
We acquire individual properties and portfolios of properties, in some cases through the acquisition of operating entities, and intend to continue to do so when circumstances warrant.
Our acquisition activities and their success are generally subject to the following risks:

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
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $800 million credit facility and

$2.5 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.
Our credit facility and unsecured debt securities contain customary restrictions, requirements and limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our $800 million credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under this credit facility, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.
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
An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or dispose of properties in accordance with our strategy.
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
From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements might not perform, or that we could incur significant costs associated with the settlement of the agreements, or that the agreements might be unenforceable and the underlying transactions would fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging”.
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
We could suffer adverse effects if were to experience security breaches through cyber attacks.

We are subject to risks from security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, persons inside our organization or persons with access to systems inside our organization. Certain of our tenants are in the financial and retail industries, which have been particular targets of cyber attacks, and as a result, we may be especially likely to be targeted by cyber attacks. We cannot provide assurance that our activities to maintain the security and integrity of our networks and related systems will be effective. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including by creating difficulties for our tenants that may reflect poorly on us.
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
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2015. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. For example, we may not be insured for losses resulting from acts of war, certain acts of terrorism, or from certain liabilities. If an uninsured loss or a loss in excess of insured limits should occur, we would nevertheless remain liable for the loss, which could adversely affect cash flow from operations.
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
Substantially all of the Company's properties and land were subject to environmental assessments obtained in contemplation of their acquisition by the Company or obtained by predecessor owners prior to the sale of the property or land to the Company. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

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
Terrorist attacks against our Properties, or against the United States or United Kingdom or the interests of the United States or United Kingdom generally, may negatively affect our operations and investments in our securities. Attacks or armed conflicts could have a direct adverse impact on our Properties or operations through damage, destruction, loss or increased security costs. Any terrorism insurance that we obtain may be insufficient to cover the loss for damages to our Properties as a result of terrorist attacks.
Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to financial markets in the United States or the United Kingdom or the worldwide economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have an adverse impact on our operating results.

Risks Related to Our Organization and Structure
We have elected REIT status under the federal tax laws and could suffer adverse consequences if we fail to qualify as a REIT.
We have elected REIT status under federal tax laws and have taken the steps known to us to perfect that status, but we cannot be certain that we qualify or that we will remain qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, as to which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the related regulations is greater in the case of a REIT that holds its assets in partnership form, as we do. Moreover, no assurance can be given that new tax laws will not significantly affect our qualification as a REIT or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the business.
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
Furthermore, changes in tax laws may affect the price of our securities.  Pursuant to legislation enacted in 2013, the highest marginal ordinary income tax rate is 39.6% and the highest long-term capital gain rate is 20%; moreover, the Internal Revenue Service (“IRS”) issued final regulations in 2013 with respect to the Foreign Account Tax Compliance Act, adopting the effective dates for required withholding provided for in previous IRS guidance.  In addition, beginning in 2013, the dividends paid by the Trust are also subject to the new Medicare tax on unearned income.  That tax is a separate 3.8% tax payable on the net investment income of certain taxpayers, which includes income from business activities in which the taxpayer is not a material participant.
While we do not expect that the new legislation and IRS regulations will have any significant impact on our operations and financial results, no assurance can be given that additional new tax laws will not adversely affect the value of our publicly traded securities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2014, consisted of 489 industrial and 180 office properties. Single tenants occupy 235 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 434 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2014, the industrial Wholly Owned Properties in Operation were 94.1% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 158,000 square feet. As of December 31, 2014, the office Wholly Owned Properties in Operation were 87.2% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 77,000 square feet.
The JV Properties in Operation, as of December 31, 2014, consisted of 49 industrial and 34 office properties. Single tenants occupy 28 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 55 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2014, the industrial JV Properties in Operation were 94.6% leased. The average building size for the industrial JV Properties in Operation was approximately 208,000 square feet. As of December 31, 2014, the office JV Properties in Operation were 86.3% leased. The average building size for the office JV Properties in Operation was approximately 121,000 square feet.
As of December 31, 2014, the industrial Properties in Operation were 94.2% leased. The average building size for the industrial Properties in Operation was approximately 163,000 square feet. As of December 31, 2014, the office Properties in Operation were 87.0% leased. The average building size for the office Properties in Operation was approximately 84,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company's Properties in Operation as of December 31, 2014 (in thousands, except percentages).

	Type			Net Rent(1)	Straight Line Rent and Operating Expense Reimbursement (2)	Square Feet	% Leased
Wholly Owned Properties in Operation
Carolinas	Industrial	-	Distribution	$27,158	$34,067	6,891	96.4%
		-	Flex	1,455	1,895	263	100.0%
	Office			—	—	—	—
	Total			28,613	35,962	7,154	96.6%

Chicago/Milwaukee	Industrial	-	Distribution	23,025	32,789	6,815	88.8%
		-	Flex	310	515	94	100.0%
	Office			—	—	—	—
	Total			23,335	33,304	6,909	88.9%

Houston	Industrial	-	Distribution	22,598	32,957	4,470	98.8%
		-	Flex	9,197	12,950	1,211	94.2%
	Office			—	—	—	—
	Total			31,795	45,907	5,681	97.8%

Lehigh/Central PA	Industrial	-	Distribution	92,401	117,422	21,432	97.9%
		-	Flex	2,282	3,081	336	100.0%
	Office			1,270	2,302	121	93.5%
	Total			95,953	122,805	21,889	97.9%

Minnesota	Industrial	-	Distribution	7,911	11,733	1,774	95.9%
		-	Flex	8,121	13,363	1,211	90.7%
	Office			14,673	24,445	1,675	78.6%
	Total			30,705	49,541	4,660	88.3%

Orlando	Industrial	-	Distribution	7,173	9,699	2,032	95.1%
		-	Flex	7,215	9,475	935	92.9%
	Office			1,447	1,739	98	100.0%
	Total			15,835	20,913	3,065	94.6%

Philadelphia	Industrial	-	Distribution	3,790	5,675	346	100.0%
		-	Flex	3,323	4,251	204	100.0%
	Office			17,712	24,313	589	100.0%
	Total			24,825	34,239	1,139	100.0%

Richmond/Hampton Roads	Industrial	-	Distribution	15,892	19,579	4,020	98.3%
		-	Flex	1,528	2,004	261	85.4%
	Office			13,299	20,167	1,230	90.4%
	Total			30,719	41,750	5,511	95.9%

South Florida	Industrial	-	Distribution	10,501	14,186	1,654	93.1%
		-	Flex	2,818	4,283	388	88.1%
	Office			17,928	29,162	1,236	85.9%
	Total			31,247	47,631	3,278	89.8%

Southeastern PA	Industrial	-	Distribution	3,189	4,115	407	94.5%
		-	Flex	16,076	24,409	1,611	96.3%
	Office			78,797	120,661	6,038	83.2%
	Total			98,062	149,185	8,056	86.4%

Tampa	Industrial	-	Distribution	7,337	10,334	1,626	98.7%
		-	Flex	11,665	15,672	1,355	85.3%
	Office			16,860	27,237	1,217	98.0%
	Total			35,862	53,243	4,198	94.1%

United Kingdom	Industrial	-	Distribution	10,956	10,956	1,381	100.0%
		-	Flex	1,226	1,226	44	100.0%
	Office			2,488	2,480	90	92.4%
	Total			14,670	14,662	1,515	99.5%

Other	Industrial	-	Distribution	52,798	72,722	15,426	88.0%
		-	Flex	6,775	9,195	1,138	86.6%
	Office			31,414	43,035	1,639	94.9%
	Total			90,987	124,952	18,203	88.5%

TOTAL	Industrial	-	Distribution	284,729	376,234	68,274	94.5%
		-	Flex	71,991	102,319	9,051	91.8%
	Office			195,888	295,541	13,933	87.2%
	Total			552,608	774,094	91,258	93.1%

Joint Venture Properties in Operation (3)
	Industrial	-	Distribution	$36,898	$54,944	10,075	94.7%
		-	Flex	2,739	2,596	108	93.5%
	Office			91,150	128,964	4,114	86.3%
	Total			$130,787	$186,504	14,297	92.2%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant's square feet leased at December 31, 2014 for tenants in occupancy. As of December 31, 2014, average net rent per square foot for the Wholly Owned Properties in Operation was $6.51 and for the Joint Venture Properties in Operation was $9.92. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at December 31, 2014 was within a free rent period its rent would equal zero for the purposes of this metric.

(2)
Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot multiplied by the tenant's square feet leased at December 31, 2014 for tenants in occupancy. As of December 31, 2014, average straight line rent and operating expense reimbursement per square foot for the Wholly Owned Properties in Operation was $9.11 and for the Joint Venture Properties in Operation was $14.14.

(3)	Joint Venture Properties in Operation represent the 83 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring number of tenants, square feet and annual rent by year for the Properties in Operation as of December 31, 2014 are as follows (in thousands except number of tenants and % of annual rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent	Number of Tenants	Square Feet	Annual (1) Rent	% of Annual Rent

Wholly Owned Properties in Operation:
2015	134	8,828	$38,613	12.0%	91	1,054	$7,488	9.3%	177	1,838	$25,079	11.2%	402	11,720	$71,180	11.4%
2016	139	9,366	44,548	13.8%	102	1,492	12,920	16.1%	129	1,509	26,954	12.1%	370	12,367	84,422	13.5%
2017	144	10,497	49,305	15.3%	105	1,311	10,751	13.4%	121	1,903	30,248	13.6%	370	13,711	90,304	14.4%
2018	117	9,529	47,336	14.7%	68	968	8,678	10.8%	80	1,308	22,279	10.0%	265	11,805	78,293	12.5%
2019	80	6,557	32,446	10.0%	64	1,219	12,362	15.4%	89	1,678	32,481	14.6%	233	9,454	77,289	12.3%
2020	53	6,354	33,928	10.5%	35	553	6,632	8.2%	53	954	18,601	8.3%	141	7,861	59,161	9.4%
2021	16	1,041	5,241	1.6%	22	484	5,051	6.3%	27	530	8,959	4.0%	65	2,055	19,251	3.1%
2022	18	2,004	11,897	3.7%	19	657	7,935	9.9%	17	384	6,995	3.1%	54	3,045	26,827	4.3%
2023	9	1,033	5,906	1.8%	10	219	4,027	5.0%	9	232	5,776	2.6%	28	1,484	15,709	2.5%
2024	7	3,126	15,981	4.9%	7	180	2,121	2.6%	9	523	10,028	4.5%	23	3,829	28,130	4.5%
Thereafter	19	6,157	37,369	11.7%	6	170	2,462	3.0%	26	1,287	35,659	16.0%	51	7,614	75,490	12.1%
Total	736	64,492	$322,570	100.0%	529	8,307	$80,427	100.0%	737	12,146	$223,059	100.0%	2,002	84,945	$626,056	100.0%

Joint Venture Properties in Operation:
2015	7	444	$1,825	4.2%	3	30	$806	29.5%	33	548	$13,075	12.2%	43	1,022	$15,706	10.2%
2016	16	1,395	6,219	14.2%	2	39	1,058	38.6%	29	417	10,074	9.4%	47	1,851	17,351	11.3%
2017	12	1,285	5,399	12.3%	2	25	710	25.9%	29	299	6,861	6.4%	43	1,609	12,970	8.4%
2018	15	1,775	8,256	18.8%	1	7	165	6.0%	22	168	4,773	4.5%	38	1,950	13,194	8.6%
2019	5	695	3,773	8.6%	—	—	—	—%	31	412	10,518	9.8%	36	1,107	14,291	9.3%
2020	5	1,319	5,415	12.4%	—	—	—	—%	12	141	2,732	2.6%	17	1,460	8,147	5.3%
2021	3	552	2,427	5.5%	—	—	—	—%	13	192	5,581	5.2%	16	744	8,008	5.2%
2022	6	969	4,170	9.5%	—	—	—	—%	10	134	3,898	3.7%	16	1,103	8,068	5.3%
2023	2	477	2,699	6.2%	—	—	—	—%	6	1,193	47,421	44.4%	8	1,670	50,120	32.7%
2024	3	317	2,076	4.7%	—	—	—	—%	3	15	814	0.8%	6	332	2,890	1.9%
Thereafter	2	307	1,633	3.6%	—	—	—	—%	3	31	1,091	1.0%	5	338	2,724	1.8%
Total	76	9,535	$43,892	100.0%	8	101	$2,739	100.0%	191	3,550	$106,838	100.0%	275	13,186	$153,469	100.0%

(1)
Annual rent represents the contractual rent per square foot multiplied by the tenants' square feet leased on the date of lease expiration for the tenants in occupancy on December 31, 2014. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at December 31, 2014 was within a free rent period its rent would equal zero for the purposes of this metric.

The table below highlights, for the Properties in Operation, the Company's top ten industrial tenants and top ten office tenants as of December 31, 2014. The table reflects, for the tenants in the JV Properties in Operation, the Company's ownership percentage of the respective joint venture.

Percentage of
Top 10 Industrial Tenants	Annual Rent
Amazon.com	1.2%
The Procter and Gamble Distributing LLC	1.2%
Kellogg USA, Inc.	1.1%
Home Depot U.S.A., Inc.	1.1%
Wakefern Food Corp.	1.0%
CEVA Logistics, U.S., Inc.	0.9%
Flowers Foods, Inc.	0.8%
Sears Holding Corporation	0.8%
Wal-Mart	0.8%
Uline, Inc.	0.8%
9.7%

Percentage of
Top 10 Office Tenants	Annual Rent
The Vanguard Group, Inc.	4.0%
GlaxoSmithKline, LLC	2.0%
Comcast Corporation	1.5%
United States of America	1.4%
United Healthcare Services, Inc.	1.3%
WellCare Health Plans, Inc.	1.0%
The Urban Institute	0.9%
The Pennsylvania Hospital	0.7%
Yellow Book USA, Inc.	0.6%
Aetna Life Insurance Company	0.6%
14.0%
The table below details the vacancy activity during the year ended December 31, 2014:

	Year Ended
	December 31, 2014
	Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2014	6,455,546	1,044,395	7,499,941
Acquisitions	896,543	235,007	1,131,550
Completed development	68,272	—	68,272
Dispositions	(563,736)	—	(563,736)
Expirations	18,168,714	1,870,974	20,039,688
Property structural changes/other	13,603	(4,462)	9,141
Leasing activity	(18,724,853)	(2,036,113)	(20,760,966)
Vacancy at December 31, 2014	6,314,089	1,109,801	7,423,890

Lease transaction costs per square foot (1)	$3.70	$5.69	$3.90

(1)	Transaction costs include tenant improvement and lease transaction costs.

ITEM 3. LEGAL PROCEEDINGS
The Company was not a party to any material litigation as of December 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND RELATED ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares are traded on the New York Stock Exchange under the symbol "LPT." Prior to February 28, 2014, the shares were traded under the symbol "LRY." There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

	High	Low	Dividends Declared Per Common Share
2014
Fourth Quarter	$38.26	$32.77	$0.475
Third Quarter	38.39	33.26	0.475
Second Quarter	40.08	36.84	0.475
First Quarter	38.33	34.15	0.475
2013
Fourth Quarter	$38.12	$32.12	$0.475
Third Quarter	40.33	33.76	0.475
Second Quarter	44.70	34.84	0.475
First Quarter	40.18	36.04	0.475
As of February 24, 2015, the Common Shares were held by 902 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
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

The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2009 and ended December 31, 2014 with the cumulative total return on the Standard and Poor's 500 Stock Index ("S&P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Company's Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company's Common Shares on December 31, 2009, and assuming reinvestment of dividends in all cases.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the five years ended December 31, 2014. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Total operating revenue	$792,631	$645,930	$560,279	$533,699	$522,524
Income from continuing operations	$175,582	$97,755	$96,747	$104,645	$95,281
Income from discontinued operations	$48,581	$121,839	$51,004	$106,065	$58,094
Net income	$224,163	$219,594	$147,751	$210,710	$153,375
Basic income per common share/unit:
Income from continuing operations	$1.16	$0.70	$0.75	$0.71	$0.62
Income from discontinued operations	$0.32	$0.91	$0.43	$0.89	$0.51
Income available to common shareholders/unitholders	$1.48	$1.61	$1.18	$1.60	$1.13
Diluted income per common share/unit:
Income from continuing operations	$1.15	$0.70	$0.75	$0.70	$0.62
Income from discontinued operations	$0.32	$0.90	$0.42	$0.89	$0.50
Income available to common shareholders/unitholders	$1.47	$1.60	$1.17	$1.59	$1.12
Dividends paid per common share	$1.90	$1.90	$1.90	$1.90	$1.90
Trust - weighted average number of shares outstanding - basic (1)	147,216	130,180	116,863	114,755	112,924
Trust - weighted average number of shares outstanding - diluted (2)	147,886	130,909	117,694	115,503	113,606
Operating Partnership - weighted average number of units outstanding - basic (1)	150,770	133,858	120,623	118,624	116,871
Operating Partnership - weighted average number of units outstanding - diluted (2)	151,440	134,587	121,454	119,372	117,553

Balance Sheet Data	DECEMBER 31,
(In thousands)	2014	2013	2012	2011	2010
Net real estate	$5,897,569	$5,658,248	$4,308,168	$3,920,302	$3,664,417
Total assets	$6,625,536	$6,775,560	$5,174,179	$4,986,165	$5,060,478
Total indebtedness	$3,163,395	$3,253,519	$2,653,606	$2,219,354	$2,355,501
Liberty Property Trust shareholders' equity	$3,027,672	$3,035,844	$2,091,012	$2,103,594	$2,082,186
Owners' equity (Liberty Property Limited Partnership)	$3,086,377	$3,096,179	$2,217,820	$2,459,756	$2,438,552

Other Data	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Net cash provided by operating activities	$336,484	$315,965	$317,166	$317,724	$292,264
Net cash (used in) investing activities	$(106,337)	$(1,197,914)	$(312,669)	$(56,223)	$(103,461)
Net cash (used in) provided by financing activities	$(321,901)	$1,005,766	$12,690	$(351,513)	$(315,842)
Funds from operations available to common shareholders - diluted (3)	$375,370	$335,535	$312,992	$311,841	$312,138
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	91,258	89,528	67,181	65,202	65,241
Total leaseable square footage of JV Properties in Operation at end of period (in thousands)	14,297	13,491	14,161	14,164	14,422
Wholly Owned Properties in Operation at end of period	669	712	582	597	637
JV Properties in Operation at end of period	83	79	96	96	98
Wholly Owned Properties in Operation percentage leased at end of period	93%	91%	92%	92%	90%
JV Properties in Operation percentage leased at end of period	92%	92%	90%	89%	83%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust) or Common Units (Liberty Property Limited Partnership) outstanding during the year.

(2)
Diluted weighted average number of shares includes the vested and unvested Common Shares (Liberty Property Trust) or Common Units (Liberty Property Limited Partnership) outstanding during the year as well as the dilutive effect of outstanding options.

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
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom.
As of December 31, 2014, the Company owned and operated 489 industrial and 180 office properties (the “Wholly Owned Properties in Operation”) totaling 91.3 million square feet. In addition, as of December 31, 2014, the Company owned 25 properties under development, which when completed are expected to comprise 4.3 million square feet (the “Wholly Owned Properties under Development”) and 1,491 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2014, the Company had an ownership interest, through unconsolidated joint ventures, in 49 industrial and 34 office properties totaling 14.3 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 2.1 million square feet and a 222-room Four Seasons Hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 460 acres of developable land, substantially all of which is zoned for commercial use.

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

Also consistent with its strategy, on November 7, 2013, the Company entered into an Agreement of Sale and Purchase pursuant to which the Company agreed to sell a real estate portfolio which included the Company’s Jacksonville, Florida portfolio in its entirety, all of the office properties and certain land parcels in Maryland, Southern New Jersey and the Fort Washington suburb of Philadelphia and flex properties in Minnesota for a purchase price of $697.3 million (the "Portfolio Sale"). The properties consisted of 97 buildings containing an aggregate of 6.6 million square feet. On December 24, 2013, the Company closed on the first of two planned settlements under this agreement.  The proceeds from the first settlement were $367.7 million and included 49 properties containing approximately 4.0 million square feet of space and 140 acres of land. The remaining 48 properties containing an aggregate of 2.6 million square feet and 19 acres of land were sold for $329.6 million in January 2014.

Due to long-term trends that the Company believes favor industrial properties and indicate potential erosion in value of suburban office properties, the Company has increased its investment in industrial and metro-office properties and decreased its investment in suburban office properties. The short-term effect of these activities has been a decrease in net cash from operating activities, as rental income related to the Company's industrial properties is less than that from the Company's suburban office properties, assuming similar amounts invested. The Company anticipates that over time it will realize the benefits of these activities, including a higher rate of rental growth and a lower level of transaction costs for industrial properties as opposed to suburban office properties. For 2014, in the aggregate, the net cash provided by operating activities, less customary capital expenditures and leasing transaction costs, was less than dividend distributions primarily due to the delay in the deployment of proceeds from the Portfolio Sale. The Company will continue to evaluate its dividend distribution policy in light of these circumstances.

The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the year ended December 31, 2014, straight line rents on renewal and replacement leases were on average 2.1% higher than rents on expiring leases. The Company's guidance for 2015 contemplates an increase of straight line rent on average of 2% to 3%. During the year ended December 31, 2014, the Company successfully leased 25.0 million square feet and, as of that date, attained occupancy of 93.1% for the Wholly Owned Properties in Operation and 92.2% for the JV Properties in Operation for a combined occupancy of 93.0% for the Properties in Operation. At December 31, 2013, occupancy for the Wholly Owned Properties in Operation was 91.4% and for the JV Properties in Operation was 92.3% for a combined occupancy for the Properties in Operation of 91.6%. The Company's guidance for 2015 contemplates a increase in average occupancy of 1% to 2%.

Wholly Owned Capital Activity
Acquisitions
During the year ended December 31, 2014, the Company acquired ten properties for an aggregate purchase price of $125.0 million. These properties contain 1.9 million square feet of leaseable space and were 77.6% leased as of December 31, 2014. The Company also acquired nine parcels of land totaling 502 acres for an aggregate purchase price of $87.2 million.

Dispositions
During the year ended December 31, 2014, the Company realized proceeds of $578.8 million from the sale of 65 operating properties representing 4.7 million square feet and 69 acres of land. Included in these totals were three operating properties and 51 acres of land sold for proceeds of $43.0 million to a joint venture in which the Company retained a 25% interest.

Development
During the year ended December 31, 2014, the Company brought into service nine Wholly Owned Properties under Development representing 4.5 million square feet and a Total Investment of $298.1 million and began construction on 18 Wholly Owned Properties under Development with a projected Total Investment of $385.0 million. As of December 31, 2014, the Company had 25 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 4.3 million square feet and are expected to represent a Total Investment of $465.1 million. These Wholly Owned Properties under Development were 47.9% pre-leased as of December 31, 2014.

“Total Investment” for a Property Under Development is defined as the sum of the land costs and the costs of land improvements, building and building improvements, lease transaction costs, and where appropriate, other development costs and carrying costs.

Unconsolidated Joint Venture Activity
The Company periodically enters into unconsolidated joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions/Dispositions
During the year ended December 31, 2014, a joint venture in which the Company held a 25% interest acquired three properties comprising 603,000 square feet and 51 acres of land from the Company for $43.0 million. During the year ended December 31, 2014, a joint venture in which the Company holds a 25% interest sold 52 acres of land for $10.1 million. During the year ended December 31, 2014, none of the unconsolidated joint ventures in which the Company held an interest sold any operating properties. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the year ended December 31, 2014, a joint venture in which the Company held a 25% interest brought into service one Joint Venture Property Under Development representing 203,000 square feet and a Total Investment of $15.8 million. Joint ventures in which the Company held an interest began development on three properties, which are expected to comprise, upon completion, 799,000 square feet and are expected to represent a Total Investment of $44.9 million.

Additionally, joint ventures in which the Company held a 20% interest began development on the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet of office space and a 222-room Four Seasons Hotel and is expected to represent a Total Investment of $921 million. See Note 7 to the Company’s financial statements.

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
Capitalized Costs
Acquisition costs related to the purchase of vacant operating properties and land are capitalized and included in net real estate.  Acquisition costs related to the purchase of operating properties with in-place tenants are expensed as incurred. Acquisition-related expenses related to the Cabot Acquisition for the year ended December 31, 2013 were $7.6 million. In addition, the Company incurred $2.6 million in acquisition expenses related to other acquisitions for the year ended December 31, 2013. Acquisition-related expenses for the years ended December 31, 2014 and 2012 were $0.7 million and $2.9 million, respectively.
Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to the development of property for the years ended December 31, 2014, 2013 and 2012 was $5.1 million, $3.3 million and $2.1 million, respectively.
Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to signed leases is capitalized and amortized as a deferred leasing cost. The total of this capitalized compensation was $3.9 million, $2.8 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Capitalized interest for the years ended December 31, 2014, 2013 and 2012 was $13.2 million, $9.6 million and $9.9 million, respectively.
Revenue Recognition
Rental revenue is recognized on a straight line basis over the noncancelable terms of the respective leases. Deferred rent receivable represents the amount by which straight line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease.

The capitalized above or below-market lease values are amortized as a component of rental revenue over the remaining term of the respective leases and any bargain renewal option periods, where appropriate.
Allowance for Doubtful Accounts
The Company continually monitors the liquidity and creditworthiness of its tenants. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2014 and 2013, the Company's allowance for doubtful accounts totaled $7.4 million and $7.8 million, respectively. The Company had bad debt expense of $1.7 million, $1.8 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates and holding periods. For these assumptions, the Company considers its experience and historical performance in the various markets and data provided by market research organizations. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. Fair value is estimated based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2014, 2013 and 2012, the Company recognized impairment losses of $0.1 million, $1.1 million and $2.3 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows.
Intangibles
The Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company's estimate of the market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. Such amounts are also included in origination costs. The amounts allocated to the intangible relating to in-place leases, which are included in deferred financing and leasing costs or in other liabilities in the accompanying consolidated balance sheets, are amortized to rental income for market rental rate differences and to depreciation and amortization for origination costs on a straight line basis over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is written off.
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
The Company determined that one investment in a joint venture had an other-than-temporary impairment of $0.7 million during the year ended December 31, 2012. No impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2014 or 2013.
During the fourth quarter of 2014, the Company concluded that certain of the properties owned by the Liberty Washington, LP joint venture were impaired and the joint venture recorded an impairment charge of $172.7 million. The Company was not required to record its share of this impairment charge through equity in earnings (loss) as this amount was previously recognized through an other-than-temporary impairment charge related to this joint venture that was recorded in 2009.

During the year ended December 31, 2013 the Kings Hill Unit Trust joint venture recorded an impairment charge. The Company's share of this impairment charge was $0.8 million and is reflected in equity in earnings (loss) of unconsolidated joint ventures in the Company's 2013 consolidated statement of comprehensive income.

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
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2014 with the results of operations of the Company for the year ended December 31, 2013, and the results of operations of the Company for the year ended December 31, 2013 with the results of operations of the Company for the year ended December 31, 2012. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2014, 2013 and 2012, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2014 increased to $6,441.2 million from $4,892.1 million for the year ended December 31, 2013. This increase in operating real estate was primarily due to the Cabot Acquisition, which contributed to the Company's results for a full year in 2014 and a partial year in 2013. This increase resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization.  Rental property operating expenses include utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $792.6 million for the year ended December 31, 2014 from $645.9 million for the year ended December 31, 2013. This $146.7 million increase was primarily due to an increase in average gross investment in operating real estate.

Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 18 to the Company’s financial statements for a reconciliation of this measure to net income). Net operating income includes operating revenue from external customers, real estate taxes, amortization of lease transaction costs and other operating expenses which relate directly to the management and operation of the assets within each reportable segment. The following table identifies changes in reportable segment net operating income (dollars in thousands):
Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2014	2013

Carolinas	$24,578	$20,434	20.3%	(1)
Chicago/Milwaukee	20,856	11,726	77.9%	(1)
Houston	29,134	22,632	28.7%	(1)
Lehigh/Central PA	82,050	68,504	19.8%	(1)
Minnesota	26,464	30,016	(11.8%)	(2)
Orlando	21,472	20,506	4.7%
Philadelphia	26,722	23,587	13.3%	(1)
Richmond/Hampton Roads	24,357	24,063	1.2%
South Florida	27,947	20,943	33.4%	(1)
Southeastern PA	81,183	91,193	(11.0%)	(2)
Tampa	33,776	33,042	2.2%
United Kingdom	10,704	2,597	312.2%	(1)
Other	83,991	81,435	3.1%
Total reportable segment net operating income	$493,234	$450,678	9.4%

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $391.0 million for the year ended December 31, 2014 from $394.9 million for the year ended December 31, 2013, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $387.6 million for the year ended December 31, 2014 from $391.3 million for the year ended December 31, 2013 on a cash basis. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
The Same Store results were affected by a decrease in occupancy, partially offset by increases in cash and straight line rental rates. The following details the Same Store occupancy and rental rates for the respective periods:

	Year Ended
	December 31,
	2014	2013
Average occupancy %	93.2%	93.4%
Average rental rate - cash basis (1)	$7.22	$7.15
Average rental rate - straight line basis (2)	$10.29	$10.19

(1)
Represents the average contractual rent per square foot for the year ended December 31, 2014 or 2013 for tenants in occupancy in the Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at December 31, 2014 or 2013 its rent would equal zero for purposes of this metric.

(2)	Represents the average straight line rent and operating expense reimbursement per square foot for the year ended December 31, 2014 or 2013 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 472 properties totaling approximately 58.6 million square feet owned on January 1, 2013. Acquisitions and completed development during the years ended December 31, 2013 and 2014 are excluded from the Same Store properties.  Properties obtained through acquisition and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest year presented in the comparison.  The 65 properties sold during 2014 and the 58 properties sold during 2013 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2014 and 2013. Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2014	December 31, 2013
Same Store:
Rental revenue	$399,118	$399,726
Operating expenses:
Rental property expense	112,440	106,024
Real estate taxes	69,514	67,800
Operating expense recovery	(173,857)	(168,963)
Unrecovered operating expenses	8,097	4,861
Property level operating income	391,021	394,865
Less straight line rent	3,455	3,557
Cash basis property level operating income	$387,566	$391,308
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$387,566	$391,308
Straight line rent	3,455	3,557
Property level operating income	391,021	394,865
Non-same store property level operating income - continuing operations	158,024	55,030
Termination fees - continuing operations	3,648	1,500
General and administrative expense	(63,327)	(74,564)
Depreciation and amortization expense	(231,943)	(173,784)
Other income (expense)	(134,218)	(108,560)
Gain on property dispositions	45,030	—
Income taxes	(2,967)	(2,799)
Equity in earnings of unconsolidated joint ventures	10,314	6,067
Discontinued operations (1)	48,581	121,839
Net income	$224,163	$219,594

(1)Includes Termination Fees of $8,000 and $2.0 million for the years ended December 31, 2014 and 2013, respectively.

General and Administrative
General and administrative expenses decreased to $63.3 million for the year ended December 31, 2014 compared to $74.6 million for the year ended December 31, 2013. This decrease was primarily due to decreases in acquisition-related expenses. Acquisition-related expenses related to the Cabot Acquisition for the year ended December 31, 2013 were $7.6 million. In addition, the Company incurred $2.6 million in acquisition expenses related to other acquisitions for the year ended December 31, 2013. Acquisition-related expenses for the year ended December 31, 2014 were $0.7 million. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $231.9 million for the year ended December 31, 2014 from $173.8 million for the year ended December 31, 2013. This increase was primarily due to the increased investment in operating real estate primarily resulting from the Cabot Acquisition.

Interest Expense
Interest expense increased to $151.9 million for the year ended December 31, 2014 from $127.1 million for the year ended December 31, 2013. This increase was primarily due to the increase in the average debt outstanding to $3,233.1 million for the year ended December 31, 2014 from $2,843.6 million for the year ended December 31, 2013. This increase in average debt was primarily due to the financing related to and mortgage loans assumed in the Cabot Acquisition, which was outstanding for a full year in 2014 and a partial year in 2013. This was partially offset by a decrease in the weighted average interest rate to 5.0% for the year ended December 31, 2014 from 5.1% for the year ended December 31, 2013. The increase was also partially offset by an increase in interest capitalized during the year ended December 31, 2014 compared to 2013.
Interest expense allocated to discontinued operations for the year ended December 31, 2014 and 2013 was $0.6 million and $15.9 million, respectively. This decrease was due to the level of dispositions classified as discontinued operations in 2014 compared to 2013.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $10.3 million for the year ended December 31, 2014 from $6.1 million for the year ended December 31, 2013. This increase was primarily due to gains related to the sale of a land leasehold interest by an unconsolidated joint venture in which the Company holds an interest, the Company's share of which was $4.6 million.
Other
Gain on property dispositions increased to $45.0 million for the year ended December 31, 2014 from zero for the year ended December 31, 2013. Income from discontinued operations decreased to $48.6 million for the year ended December 31, 2014 from $121.8 million for the year ended December 31, 2013. Year over year changes primarily resulted from aggregate gains on sales for 2014 and 2013 included in gain on property dispositions or discontinued operations which totaled $91.7 million for the year ended December 31, 2014 compared to $95.4 million for the year ended December 31, 2013.
As a result of the foregoing, the Company’s net income increased to $224.2 million for the year ended December 31, 2014 from $219.6 million for the year ended December 31, 2013.
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

Total operating revenue increased to $645.9 million for the year ended December 31, 2013 from $560.3 million for the year ended December 31, 2012. This $85.6 million increase was primarily due to an increase in average gross investment in operating real estate and an increase in occupancy. This increase was partially offset by a decrease in rental rates as well as a decrease in termination fees, which totaled $1.5 million for the year ended December 31, 2013 as compared to $2.5 million for the year ended

December 31, 2012. Changes in occupancy and rental rates are detailed below in "Same Store." Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue and if a property is sold or held for sale, related termination fees are included in discontinued operations. See “Other” below
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 18 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes in reportable segments (dollars in thousands):
Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2013	2012

Carolinas	$20,434	$18,733	9.1%
Chicago/Milwaukee	11,726	5,329	120.0%	(1)
Houston	22,632	17,862	26.7%	(1)
Lehigh/Central PA	68,504	65,566	4.5%
Minnesota	30,016	26,348	13.9%	(1)
Orlando	20,506	20,153	1.8%
Philadelphia	23,587	20,527	14.9%	(1)
Richmond/Hampton Roads	24,063	24,762	(2.8%)
South Florida	20,943	18,921	10.7%	(1)
Southeastern PA	91,193	98,729	(7.6%)
Tampa	33,042	28,350	16.6%	(1)
United Kingdom	2,597	(257)	N/A	(1)
Other	81,435	64,207	26.8%	(1)
Total reportable segment net operating income	$450,678	$409,230	10.1%

(1)	These increases were primarily due to an increase in average gross investment in operating real estate.

Same Store

Property level operating income, exclusive of Termination Fees, for the Prior Year Same Store properties increased to $419.5 million for the year ended December 31, 2013 from $414.3 million for the year ended December 31, 2012, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $417.4 million for the year ended December 31, 2013 from $409.3 million for the year ended December 31, 2012 on a cash basis.

The Same Store results were affected by an increase in occupancy, partially offset by decreases in cash and straight line rental rates. The following details the Prior Year Same Store occupancy and rental rates for the respective periods:

	Year Ended
	December 31,
	2013	2012
Average occupancy %	93.7%	92.7%
Average rental rate - cash basis (1)	$7.78	$7.81
Average rental rate - straight line basis (2)	$11.25	$11.32

(1)
Represents the average contractual rent per square foot for the year ended December 31, 2013 or 2012 for tenants in occupancy in Prior Year Same Store properties. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Straight line rent and operating expense reimbursement represents the average straight line rent including operating expense recoveries per square foot for the year ended December 31, 2013 or 2012 for tenants in occupancy in the Prior Year Same Store properties.

Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income exclusive of Termination Fees are considered by management to be more reliable indicators of the portfolio's baseline performance. The Prior Year Same Store properties consist of the 490 properties totaling approximately 57.1 million square feet owned on January 1, 2012. Acquisitions and completed development during the years ended December 31, 2012 and 2013 are excluded from the Same Store properties.  Properties obtained through acquisition and completed development are included in Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest year presented in the comparison.  The 58 properties sold during 2013 and the 50 properties sold during 2012 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2013 and 2012. Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see "Liquidity and Capital Resources" section), GAAP net income and net cash flow from operating activities, investing activities and financing activities when considering the Company's operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended
	December 31, 2013	December 31, 2012
Prior Year Same Store:
Rental revenue	$423,251	$421,124
Operating expenses:
Rental property expense	120,710	121,049
Real estate taxes	70,646	68,469
Operating expense recovery	(187,630)	(182,669)
Unrecovered operating expenses	3,726	6,849
Property level operating income	419,525	414,275
Less straight line rent	2,123	4,948
Cash basis property level operating income	$417,402	$409,327
Reconciliation of non-GAAP financial measure – Prior Year Same Store:
Cash basis property level operating income	$417,402	$409,327
Straight line rent	2,123	4,948
Property level operating income	419,525	414,275
Non-same store property level operating income - continuing operations	61,943	4,598
Less: Property level operating income – properties held for sale at December 31, 2013	(31,573)	(31,197)
Termination fees - continuing operations	1,500	2,475
General and administrative expense	(74,564)	(64,686)
Depreciation and amortization expense	(173,784)	(135,523)
Other income (expense)	(108,560)	(91,538)
Income taxes	(2,799)	(976)
Equity in earnings (loss) of unconsolidated joint ventures	6,067	(681)
Discontinued operations (1)	121,839	51,004
Net income	$219,594	$147,751

(1)	Includes Termination Fees of $2.0 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively.
General and Administrative
General and administrative expenses increased to $74.6 million for the year ended December 31, 2013 from $64.7 million for the year ended December 31, 2012. These increases were primarily due to increases in acquisition-related expenses and compensation. Acquisition-related expenses related to the Cabot Acquisition for the year ended December 31, 2013 were $7.6 million. In addition, the Company incurred $2.6 million in acquisition expenses related to other acquisitions for the year ended December 31, 2013. Acquisition-related expenses for the year ended December 31, 2012 were $2.9 million. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
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
Other
Income from discontinued operations increased to $121.8 million from $51.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was due to an increase in gain recognized on sales which were $95.4 million for the year ended December 31, 2013 compared to $12.4 million for the year ended December 31, 2012.
As a result of the foregoing, the Company's net income increased to $219.6 million for the year ended December 31, 2013 from $147.8 million for the year ended December 31, 2012.
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

Activity
As of December 31, 2014, the Company had cash and cash equivalents of $89.7 million, including $20.3 million in restricted cash.
Net cash provided by operating activities increased to $336.5 million for the year ended December 31, 2014 from $316.0 million for the year ended December 31, 2013. This $20.5 million increase was primarily due to an increase in cash from operations during 2014, reflecting the impact of the Cabot Acquisition net of the Portfolio Sale. Net cash flow provided by operating activities is the primary source of liquidity to fund dividends to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $106.3 million for the year ended December 31, 2014 compared to $1,197.9 million for the year ended December 31, 2013. This $1,091.6 million change was primarily due to cash expended for the Cabot Acquisition during 2013. Cash expended for acquisitions was substantially less in 2014.
Net cash used in financing activities was $321.9 million for the year ended December 31, 2014 compared to net cash provided by financing activities of $1,005.8 million for the year ended December 31, 2013. This $1,327.7 million change was primarily due to debt and equity used to fund the Cabot Acquisition in 2013. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.

In February 2012, the Company closed on a mortgage with $45.0 million of available funds bearing interest at 4.84%. As of December 31, 2014, there was $43.1 million outstanding on this loan. The net proceeds from this mortgage were used for construction costs on a property under development that was placed into service during the year ended December 31, 2013.

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

In March 2014, the Company replaced its existing $500 million credit facility which was due in November 2015 with a new credit facility. The new facility (the "Credit Facility") is for $800 million. It matures in March 2018 and has two six-month extensions at the Company's option. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's Investor Services, Inc., Standard and Poor's Ratings Group and Fitch, Inc. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility.

In August 2014, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $200 million of 5.65% senior unsecured notes due August 2014.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2014, a portion of these activities were funded through the Credit Facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2014, the Company’s debt to gross assets ratio was 40.5% and for the year ended December 31, 2014, the fixed charge coverage ratio was 3.2x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures), divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2014, $487.3 million (including $103.6 million fixed via a swap arrangement - see Note 21 to the Company's Consolidated Financial Statements) in mortgage loans and $2,509.1 million in unsecured notes were outstanding with a weighted average interest rate of 5.0%. The interest rates on $2,980.4 million of mortgage loans and unsecured notes are fixed (including those fixed via swap agreements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.4 years.

 The Company's contractual obligations, as of December 31, 2014, were as follows (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN
Contractual Obligations (2)	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Long-term debt (1)	$3,797,115	$459,797	$1,015,380	$496,272	$1,825,666
Land purchase obligations	41,340	26,140	15,200	—	—
Operating lease obligations	12,079	1,601	2,319	1,551	6,608
Share of debt of unconsolidated joint ventures (1)	279,206	28,692	128,545	82,773	39,196
Tenant contractual obligations	40,877	37,943	2,518	416	—
Share of tenant contractual obligations of unconsolidated joint ventures	1,106	1,106	—	—	—
Letter of credit	4,244	3,450	794	—	—
Share of letter of credit of unconsolidated joint ventures	1,250	1,250	—	—	—
Land improvement and renovation commitments	19,391	19,391	—	—	—
Development in progress	179,671	170,559	9,112	—	—
Share of development in progress of unconsolidated joint ventures	171,299	58,011	111,718	1,570	—

Total	$4,547,578	$807,940	$1,285,586	$582,582	$1,871,470

(1)	Includes principal and interest payments. Interest payments assume Credit Facility borrowings and interest rates remain at the December 31, 2014 level until maturity.

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

The Company's annual Common Share dividend paid was $1.90 per share in 2014, 2013 and 2012.

The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2014, the Company had investments in and advances to unconsolidated joint ventures totaling $208.8 million (see Note 7 to the Company's Consolidated Financial Statements included in this report).
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

Funds from operations (“FFO”) available to common shareholders for the year ended December 31, 2014, 2013, and 2012 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$217,910	$209,738	$137,436
Basic - income available to common shareholders	217,910	209,738	137,436
Basic - income available to common shareholders per weighted average share	$1.48	$1.61	$1.18
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	13,332	13,152	14,152
Depreciation and amortization	230,014	201,731	164,615
Gain on property dispositions	(91,120)	(94,934)	(7,589)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(3,570)	(3,171)	(5,286)
Funds from operations available to common shareholders – basic	$366,566	$326,516	$303,328
Basic Funds from operations available to common shareholders per weighted average share	$2.49	$2.51	$2.60
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$217,910	$209,738	$137,436
Diluted - income available to common shareholders	217,910	209,738	137,436
Diluted - income available to common shareholders per weighted average share	$1.47	$1.60	$1.17
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	13,332	13,152	14,152
Depreciation and amortization	230,014	201,731	164,615
Gain on property dispositions	(91,120)	(94,934)	(7,589)
Noncontrolling interest less preferred share distributions	5,234	5,848	4,378
Funds from operations available to common shareholders - diluted	$375,370	$335,535	$312,992
Diluted Funds from operations available to common shareholders per weighted average share	$2.48	$2.49	$2.58
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	147,216	130,180	116,863
Dilutive shares for long term compensation plans	670	729	831
Diluted shares for net income calculations	147,886	130,909	117,694
Weighted average common units	3,554	3,678	3,760
Diluted shares for Funds from operations calculations	151,440	134,587	121,454

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2014 for comparable loans, is greater than the aggregate carrying value by approximately $208.9 million at December 31, 2014.
The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
The Company also uses long-term and medium-term debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Company typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with an issuance of new debt. Our interest rate risk objective is to limit the impact of interest rate changes on earnings and cash flows and lower our overall borrowing costs. To achieve these objectives, from time to time the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. The Company does not hold or issue these derivative contracts for trading or speculative purposes.
If the interest rates for variable rate debt were 100 basis points higher or lower during 2014, the Company's interest expense would have increased or decreased by $788,000. If the interest rate for the fixed rate debt maturing in 2015 was 100 basis points higher or lower than its current rate of 5.13%, the Company's interest expense would have increased or decreased by $2.8 million.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2014, the Trust's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust

We have audited Liberty Property Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of Liberty Property Trust and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust

We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2015

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2014, the Operating Partnership's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership

We have audited Liberty Property Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, owners' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Liberty Property Limited Partnership and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2015

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership

We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 19 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2015

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	December 31,
	2014	2013
ASSETS
Real estate:
Land and land improvements	$1,189,760	$1,137,897
Building and improvements	5,343,908	5,129,702
Less accumulated depreciation	(1,182,569)	(1,051,593)
Operating real estate	5,351,099	5,216,006
Development in progress	277,411	209,187
Land held for development	269,059	233,055
Net real estate	5,897,569	5,658,248
Cash and cash equivalents	69,346	163,414
Restricted cash	20,325	51,456
Accounts receivable, net	15,481	13,900
Deferred rent receivable, net	107,909	99,797
Deferred financing and leasing costs, net	206,286	226,067
Investments in and advances to unconsolidated joint ventures	208,832	179,655
Assets held for sale	8,389	287,183
Prepaid expenses and other assets	91,399	95,840
Total assets	$6,625,536	$6,775,560
LIABILITIES
Mortgage loans	$487,301	$545,306
Unsecured notes	2,509,094	2,708,213
Credit facility	167,000	—
Accounts payable	52,043	70,406
Accrued interest	24,513	25,777
Dividend and distributions payable	72,253	71,323
Other liabilities	219,418	250,819
Total liabilities	3,531,622	3,671,844
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of December 31, 2014 and December 31, 2013	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 149,807,179 (includes 1,249,909 in treasury) and 147,846,801 (includes 1,249,909 in treasury) shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	150	148
Additional paid-in capital	3,740,594	3,669,618
Accumulated other comprehensive (loss) income	(6,252)	9,742
Distributions in excess of net income	(654,869)	(591,713)
Common shares in treasury, at cost, 1,249,909 shares as of December 31, 2014 and 2013	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	3,027,672	3,035,844
Noncontrolling interest – operating partnership
3,553,566 and 3,556,566 common units outstanding as of December 31, 2014 and December 31, 2013, respectively	54,786	56,713
Noncontrolling interest – consolidated joint ventures	3,919	3,622
Total equity	3,086,377	3,096,179
Total liabilities, noncontrolling interest - operating partnership and equity	$6,625,536	$6,775,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
OPERATING REVENUE
Rental	$568,346	$458,081	$396,418
Operating expense reimbursement	224,285	187,849	163,861
Total operating revenue	792,631	645,930	560,279
OPERATING EXPENSE
Rental property	138,124	114,617	104,431
Real estate taxes	101,814	79,918	65,697
General and administrative	63,327	74,564	64,686
Depreciation and amortization	231,943	173,784	135,523
Total operating expense	535,208	442,883	370,337
Operating income	257,423	203,047	189,942
OTHER INCOME (EXPENSE)
Interest and other income	17,669	18,555	11,825
Interest expense	(151,887)	(127,115)	(103,363)
Total other income (expense)	(134,218)	(108,560)	(91,538)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	123,205	94,487	98,404
Gain on property dispositions	45,030	—	—
Income taxes	(2,967)	(2,799)	(976)
Equity in earnings (loss) of unconsolidated joint ventures	10,314	6,067	(681)
Income from continuing operations	175,582	97,755	96,747
Discontinued operations (including net gain on property dispositions of $46,631, $95,384 and $12,426 for the years ended December 31, 2014, 2013 and 2012, respectively)	48,581	121,839	51,004
Net income	224,163	219,594	147,751
Noncontrolling interest – operating partnership	(5,706)	(9,203)	(10,590)
Noncontrolling interest – consolidated joint ventures	(547)	(653)	275
Income available to common shareholders	$217,910	$209,738	$137,436

Net income	$224,163	$219,594	$147,751
Other comprehensive (loss) income - foreign currency translation	(14,415)	5,397	3,436
Other comprehensive income - change in net unrealized (loss) gain on derivative instruments	(1,961)	1,584	—
Other comprehensive (loss) income	(16,376)	6,981	3,436
Total comprehensive income	207,787	226,575	151,187
Less: comprehensive income attributable to noncontrolling interest	(5,870)	(9,995)	(10,422)
Comprehensive income attributable to common shareholders	$201,917	$216,580	$140,765
Earnings per common share
Basic:
Income from continuing operations	$1.16	$0.70	$0.75
Income from discontinued operations	0.32	0.91	0.43
Income per common share – basic	$1.48	$1.61	$1.18
Diluted:
Income from continuing operations	$1.15	$0.70	$0.75
Income from discontinued operations	0.32	0.90	0.42
Income per common share – diluted	$1.47	$1.60	$1.17
Weighted average number of common shares outstanding
Basic	147,216	130,180	116,863
Diluted	147,886	130,909	117,694
Amounts attributable to common shareholders
Income from continuing operations	$170,471	$91,274	$88,008
Discontinued operations	47,439	118,464	49,428
Net income available to common shareholders	$217,910	$209,738	$137,436

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP - COMMON	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP - PREFERRED	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2012	117,352,353	$117	$2,617,355	$(429)	$(461,498)	$(51,951)	$2,103,594	$64,428	$287,959	$3,775	$2,459,756	$7,537
Net proceeds from the issuance of common shares	2,273,528	2	58,708	—	—	—	58,710	—	—	—	58,710	—
Net income		—	—	—	137,436	—	137,436	4,378	5,740	(275)	147,279	472
Distributions		—	—	—	(223,695)	—	(223,695)	(7,109)	(9,430)	(179)	(240,413)	(472)
Share-based compensation		—	10,057	—	—	—	10,057	—	—	—	10,057	—
Other comprehensive income - foreign currency translation adjustment		—	—	3,329	—	—	3,329	107	—	—	3,436	—
Redemption of noncontrolling interests – common units	94,895	—	1,581	—	—	—	1,581	(1,581)	—	—	—	—
Redemption of noncontrolling interest - preferred units		—	—	—	—	—	—	—	(224,694)	—	(224,694)	—
Excess of preferred unit carrying amount over redemption		—	—	—	—	—	—	—	3,689	—	3,689	—
Balance at December 31, 2012	119,720,776	119	2,687,701	2,900	(547,757)	(51,951)	2,091,012	60,223	63,264	3,321	2,217,820	7,537
Net proceeds from the issuance of common shares	27,968,740	29	969,439	—	—	—	969,468	—	—	—	969,468	—
Net income		—	—	—	209,738	—	209,738	5,848	2,883	653	219,122	472
Distributions		—	—	—	(253,694)	—	(253,694)	(6,995)	(1,647)	(352)	(262,688)	(472)
Share-based compensation		—	9,976	—	—	—	9,976	—	—	—	9,976	—
Other comprehensive income - foreign currency translation adjustment		—	—	5,296	—	—	5,296	101	—	—	5,397	—
Other comprehensive income - change in net unrealized gain on derivative instruments		—	—	1,546	—	—	1,546	38	—	—	1,584	—
Redemption of noncontrolling interests – common units	157,285	—	2,502	—	—	—	2,502	(2,502)	—	—	—	—
Redemption of noncontrolling interest - preferred units		—	—	—	—	—	—	—	(63,264)	—	(63,264)	—
Excess of preferred unit carrying amount over redemption		—	—	—	—	—	—	—	(1,236)	—	(1,236)	—
Balance at December 31, 2013	147,846,801	148	3,669,618	9,742	(591,713)	(51,951)	3,035,844	56,713	—	3,622	3,096,179	7,537
Net proceeds from the issuance of common shares	1,957,378	2	58,471	—	—	—	58,473	—	—	—	58,473	—
Net income		—	—	—	217,910	—	217,910	5,234	—	547	223,691	472
Distributions		—	—	—	(281,066)	—	(281,066)	(6,731)	—	(250)	(288,047)	(472)
Share-based compensation		—	12,457	—	—	—	12,457	—	—	—	12,457	—
Other comprehensive income - foreign currency translation adjustment		—	—	(14,079)	—	—	(14,079)	(336)	—	—	(14,415)	—
Other comprehensive income - change in net unrealized gain on derivative instruments		—	—	(1,915)	—	—	(1,915)	(46)	—	—	(1,961)	—
Redemption of noncontrolling interests – common units	3,000	—	48	—	—	—	48	(48)	—	—	—	—
Balance at December 31, 2014	149,807,179	$150	$3,740,594	$(6,252)	$(654,869)	$(51,951)	$3,027,672	$54,786	$—	$3,919	$3,086,377	$7,537
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(In thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$224,163	$219,594	$147,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,075	205,147	167,421
Amortization of deferred financing costs	4,811	4,084	4,858
Equity in (earnings) loss of unconsolidated joint ventures	(10,314)	(6,067)	681
Distributions from unconsolidated joint ventures	—	844	624
Gain on property dispositions	(91,661)	(98,403)	(12,426)
Share-based compensation	12,457	9,976	10,057
Other	(7,935)	(8,311)	(3,256)
Changes in operating assets and liabilities:
Restricted cash	30,286	(18,397)	30,713
Accounts receivable	(1,770)	(4,889)	(799)
Deferred rent receivable	(15,263)	(9,473)	(6,363)
Prepaid expenses and other assets	(28,360)	(22,424)	(10,871)
Accounts payable	5,299	15,703	7,641
Accrued interest	(1,264)	5,613	(3,983)
Other liabilities	(20,040)	22,968	(14,882)
Net cash provided by operating activities	336,484	315,965	317,166
INVESTING ACTIVITIES
Investment in properties – acquisitions	(124,962)	(1,429,822)	(211,894)
Investment in properties – other	(102,466)	(74,345)	(49,682)
Investments in and advances to unconsolidated joint ventures	(22,243)	(16,185)	(1,461)
Distributions from unconsolidated joint ventures	15,330	13,774	6,009
Net proceeds from disposition of properties/land	559,322	526,949	234,686
Net proceeds from (advances on) public reimbursement receivable/escrow	2,504	9,821	(986)
Investment in development in progress	(288,375)	(123,879)	(199,384)
Investment in land held for development	(105,324)	(67,326)	(67,513)
Investment in deferred leasing costs	(40,123)	(36,901)	(22,444)
Net cash used in investing activities	(106,337)	(1,197,914)	(312,669)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	58,473	969,468	58,710
Redemption of preferred units	—	(64,500)	(221,000)
Proceeds from unsecured notes	—	448,646	700,000
Repayments of unsecured notes	(200,000)	—	(230,100)
Proceeds from mortgage loans	—	10,401	34,599
Repayments of mortgage loans	(56,156)	(10,605)	(35,099)
Proceeds from credit facility	517,550	611,550	839,250
Repayments on credit facility	(350,550)	(703,550)	(886,650)
Payment of deferred financing costs	(3,629)	(5,866)	(7,206)
Distribution paid on common shares	(280,136)	(240,340)	(222,573)
Distribution paid on units	(7,453)	(9,438)	(17,241)
Net cash (used in) provided by financing activities	(321,901)	1,005,766	12,690
Net (decrease) increase in cash and cash equivalents	(91,754)	123,817	17,187
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(2,314)	1,241	2,965
Cash and cash equivalents at beginning of year	163,414	38,356	18,204
Cash and cash equivalents at end of year	$69,346	$163,414	$38,356

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2014	2013
ASSETS
Real estate:
Land and land improvements	$1,189,760	$1,137,897
Building and improvements	5,343,908	5,129,702
Less accumulated depreciation	(1,182,569)	(1,051,593)
Operating real estate	5,351,099	5,216,006
Development in progress	277,411	209,187
Land held for development	269,059	233,055
Net real estate	5,897,569	5,658,248
Cash and cash equivalents	69,346	163,414
Restricted cash	20,325	51,456
Accounts receivable, net	15,481	13,900
Deferred rent receivable, net	107,909	99,797
Deferred financing and leasing costs, net	206,286	226,067
Investments in and advances to unconsolidated joint ventures	208,832	179,655
Assets held for sale	8,389	287,183
Prepaid expenses and other assets	91,399	95,840
Total assets	$6,625,536	$6,775,560
LIABILITIES
Mortgage loans	$487,301	$545,306
Unsecured notes	2,509,094	2,708,213
Credit facility	167,000	—
Accounts payable	52,043	70,406
Accrued interest	24,513	25,777
Distributions payable	72,253	71,323
Other liabilities	219,418	250,819
Total liabilities	3,531,622	3,671,844
Limited partners' equity - 301,483 preferred units outstanding as of December 31, 2014 and December 31, 2013	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 148,557,270 (net of 1,249,909 treasury units) and 146,596,892 (net of 1,249,909 treasury units) common units outstanding as of December 31, 2014 and December 31, 2013, respectively	3,027,672	3,035,844
Limited partners’ equity – 3,553,566 and 3,556,566 common units outstanding as of December 31, 2014 and December 31, 2013, respectively	54,786	56,713
Noncontrolling interest – consolidated joint ventures	3,919	3,622
Total owners’ equity	3,086,377	3,096,179
Total liabilities, limited partners' equity and owners’ equity	$6,625,536	$6,775,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
OPERATING REVENUE
Rental	$568,346	$458,081	$396,418
Operating expense reimbursement	224,285	187,849	163,861
Total operating revenue	792,631	645,930	560,279
OPERATING EXPENSE
Rental property	138,124	114,617	104,431
Real estate taxes	101,814	79,918	65,697
General and administrative	63,327	74,564	64,686
Depreciation and amortization	231,943	173,784	135,523
Total operating expense	535,208	442,883	370,337
Operating income	257,423	203,047	189,942
OTHER INCOME (EXPENSE)
Interest and other income	17,669	18,555	11,825
Interest expense	(151,887)	(127,115)	(103,363)
Total other income (expense)	(134,218)	(108,560)	(91,538)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	123,205	94,487	98,404
Gain on property dispositions	45,030	—	—
Income taxes	(2,967)	(2,799)	(976)
Equity in earnings (loss) of unconsolidated joint ventures	10,314	6,067	(681)
Income from continuing operations	175,582	97,755	96,747
Discontinued operations (including net gain on property dispositions of $46,631, $95,384 and $12,426 for the years ended December 31, 2014, 2013 and 2012, respectively)	48,581	121,839	51,004
Net income	224,163	219,594	147,751
Noncontrolling interest – consolidated joint ventures	(547)	(653)	275
Preferred unit distributions	(472)	(2,119)	(9,902)
Excess of preferred unit carrying amount over redemption	—	(1,236)	3,689
Income available to common unitholders	$223,144	$215,586	$141,813

Net income	$224,163	$219,594	$147,751
Other comprehensive (loss) income - foreign currency translation	(14,415)	5,397	3,436
Other comprehensive income - change in net unrealized (loss) gain on derivative instruments	(1,961)	1,584	—
Other comprehensive (loss) income	(16,376)	$6,981	$3,436
Total comprehensive income	$207,787	$226,575	$151,187
Earnings per common unit
Basic:
Income from continuing operations	$1.16	$0.70	$0.75
Income from discontinued operations	0.32	0.91	0.43
Income per common unit - basic	$1.48	$1.61	$1.18
Diluted:
Income from continuing operations	$1.15	$0.70	$0.75
Income from discontinued operations	0.32	0.90	0.42
Income per common unit - diluted	$1.47	$1.60	$1.17
Weighted average number of common units outstanding
Basic	150,770	133,858	120,623
Diluted	151,440	134,587	121,454

Net income allocated to general partners	$217,910	$209,738	$137,436
Net income allocated to limited partners	5,706	9,203	10,590

See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2012	116,102,444	3,808,746	$2,103,594	$64,428	$287,959	$3,775	$2,459,756	$7,537
Contributions from partners	2,273,528		68,767	—	—	—	68,767	—
Distributions to partners			(223,695)	(7,109)	(9,430)	(179)	(240,413)	(472)
Foreign currency translation adjustment			3,329	107	—	—	3,436	—
Net income			137,436	4,378	5,740	(275)	147,279	472
Redemption of limited partners common units for common shares	94,895	(94,895)	1,581	(1,581)	—	—	—	—
Contributions to partners			—	—	—	—	—	—
Redemption of limited partners' preferred units			—	—	(224,694)	—	(224,694)	—
Excess of preferred unit carrying amount			—	—	3,689	—	3,689	—
Balance at December 31, 2012	118,470,867	3,713,851	2,091,012	60,223	63,264	3,321	2,217,820	7,537
Contributions from partners	27,968,740		979,444	—	—	—	979,444	—
Distributions to partners			(253,694)	(6,995)	(1,647)	(352)	(262,688)	(472)
Foreign currency translation adjustment			5,296	101	—	—	5,397	—
Change in net unrealized gain on derivative instruments			1,546	38	—	—	1,584	—
Net income			209,738	5,848	2,883	653	219,122	472
Redemption of limited partners common units for common shares	157,285	(157,285)	2,502	(2,502)	—	—	—	—
Redemption of limited partners' preferred units			—	—	(63,264)	—	(63,264)	—
Excess of preferred unit carrying amount over redemption			—	—	(1,236)	—	(1,236)	—
Balance at December 31, 2013	146,596,892	3,556,566	3,035,844	56,713	—	3,622	3,096,179	7,537
Contributions from partners	1,957,378		70,930	—	—	—	70,930	—
Distributions to partners			(281,066)	(6,731)	—	(250)	(288,047)	(472)
Foreign currency translation adjustment			(14,079)	(336)	—	—	(14,415)	—
Change in net unrealized gain on derivative instruments			(1,915)	(46)	—	—	(1,961)	—
Net income			217,910	5,234	—	547	223,691	472
Redemption of limited partners common units for common shares	3,000	(3,000)	48	(48)	—	—	—	—
Balance at December 31, 2014	148,557,270	3,553,566	$3,027,672	$54,786	$—	$3,919	$3,086,377	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$224,163	$219,594	$147,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,075	205,147	167,421
Amortization of deferred financing costs	4,811	4,084	4,858
Equity in (earnings) loss of unconsolidated joint ventures	(10,314)	(6,067)	681
Distributions from unconsolidated joint ventures	—	844	624
Gain on property dispositions	(91,661)	(98,403)	(12,426)
Noncash compensation	12,457	9,976	10,057
Other	(7,935)	(8,311)	(3,256)
Changes in operating assets and liabilities:
Restricted cash	30,286	(18,397)	30,713
Accounts receivable	(1,770)	(4,889)	(799)
Deferred rent receivable	(15,263)	(9,473)	(6,363)
Prepaid expenses and other assets	(28,360)	(22,424)	(10,871)
Accounts payable	5,299	15,703	7,641
Accrued interest	(1,264)	5,613	(3,983)
Other liabilities	(20,040)	22,968	(14,882)
Net cash provided by operating activities	336,484	315,965	317,166
INVESTING ACTIVITIES
Investment in properties – acquisitions	(124,962)	(1,429,822)	(211,894)
Investment in properties – other	(102,466)	(74,345)	(49,682)
Investments in and advances to unconsolidated joint ventures	(22,243)	(16,185)	(1,461)
Distributions from unconsolidated joint ventures	15,330	13,774	6,009
Net proceeds from disposition of properties/land	559,322	526,949	234,686
Net proceeds from (advances on) public reimbursement receivable/escrow	2,504	9,821	(986)
Investment in development in progress	(288,375)	(123,879)	(199,384)
Investment in land held for development	(105,324)	(67,326)	(67,513)
Payment of deferred leasing costs	(40,123)	(36,901)	(22,444)
Net cash used in investing activities	(106,337)	(1,197,914)	(312,669)
FINANCING ACTIVITIES
Redemption of preferred units	—	(64,500)	(221,000)
Proceeds from unsecured notes	—	448,646	700,000
Repayments of unsecured notes	(200,000)	—	(230,100)
Proceeds from mortgage loans	—	10,401	34,599
Repayments of mortgage loans	(56,156)	(10,605)	(35,099)
Proceeds from credit facility	517,550	611,550	839,250
Repayments on credit facility	(350,550)	(703,550)	(886,650)
Payment of deferred financing costs	(3,629)	(5,866)	(7,206)
Capital contributions	58,473	969,468	58,710
Distributions to partners	(287,589)	(249,778)	(239,814)
Net cash (used in) provided by financing activities	(321,901)	1,005,766	12,690
Net (decrease) increase in cash and cash equivalents	(91,754)	123,817	17,187
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(2,314)	1,241	2,965
Cash and cash equivalents at beginning of year	163,414	38,356	18,204
Cash and cash equivalents at end of year	$69,346	$163,414	$38,356
See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2014
1.     ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2014. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” means the Trust and Operating Partnership collectively.
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
Expenditures directly related to the acquisition or the improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. Construction related payables at December 31, 2014 and 2013 was $41.5 million and $55.6 million.
The Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the fair value of each component. Lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease ("Market Value Intangible"). Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships ("Origination Value Intangible").

Acquisition-related costs for properties with in-place leases are expensed as incurred. Expenditures for maintenance and repairs are charged to operations as incurred.
The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangibles relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases. Market Value Intangible amortization is recorded as rental revenue. Origination Value Intangible amortization is recorded as depreciation and amortization. This calculation includes both the remaining noncancelable period and any bargain renewal option periods.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be other-than-temporarily-impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investments is determined using a discounted cash flow model which is a Level 3 valuation under ASC 820, "Fair Value Measurement." The Company considers a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates.
During the year ended December 31, 2012, the Company recognized an impairment charge related to the decline in the fair value below the carrying value of one of the Company's investments in unconsolidated joint ventures. The Company considered the decline in fair value below the carrying value of $0.7 million to be other-than-temporary. This impairment charge was recognized in the fourth quarter of 2012 and was related to the Company's United Kingdom reportable segment.
No impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2013 or 2014.
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

The allowance for doubtful accounts at December 31, 2014 and 2013 was $7.4 million and $7.8 million, respectively. The Company had bad debt expense of $1.7 million, $1.8 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable non-cancelable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
The Company considers any renewal options in determining the lease term. To the extent a lease includes a tenant option to renew or extend the duration of the lease at a fixed or determinable rental rate, the Company evaluates whether or not that option represents a bargain renewal option by analyzing if there is reasonable assurance at lease inception that the tenant will exercise the option because the rental rate is sufficiently lower than the expected rental rate for equivalent property under similar terms and conditions at the exercise date.
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
Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized on a straight line basis over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to these leasing services is capitalized and amortized as a deferred leasing cost over the term of the related lease.
Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2014 and December 31, 2013. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The Company determines the fair value of its interest rate swaps by using the standard methodology of netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate swaps are based on expectations of future LIBOR interest rates (forward curves) estimated by observing market LIBOR interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented. See Note 21 - Derivative Instruments.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2014 and December 31, 2013. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.

The following summarizes the fair value of the Company's mortgage loans and unsecured notes from December 31, 2013 to December 31, 2014 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2013	$545,306	$573,944	$2,708,213	$2,764,831
As of December 31, 2014	$487,301	$501,231	$2,509,094	$2,704,069
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
There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company's policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There were no interest or penalties deducted in any of the years ended December 31, 2014, 2013 and 2012 and no interest and penalties accrued at December 31, 2014 or December 31, 2013.
Certain of the Company's taxable REIT subsidiaries had net operating loss carryforwards available of approximately $28.7 million as of December 31, 2014. These carryforwards begin to expire in 2018. The Company has considered future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2008.
The Federal tax cost basis of the wholly owned real estate was $7.5 billion and $7.4 billion at December 31, 2014 and 2013, respectively.
Share-Based Compensation
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
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss)

(for the Trust) and general partner's equity and limited partners' equity - common units (for the Operating Partnership) and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings.
Foreign Currency
The functional currency of the Company's United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. For the Trust, gains and losses resulting from this translation are included in accumulated other comprehensive (loss) income as a separate component of shareholders' equity and a proportionate amount of gain or loss is allocated to noncontrolling interest - operating partnership - common units. For the Operating Partnership, gains and losses resulting from this translation are included in general partner's equity and limited partners' equity - common units. Upon sale or upon complete or substantially complete liquidation of the Company's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive (loss) income and noncontrolling interest - operating partnership - common units (for the Trust) and in general partner's equity and limited partners' equity - common units (for the Operating Partnership).
Comprehensive Income
Comprehensive income, as reflected on the consolidated statements of comprehensive income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive (loss) income, as reflected on the Company's consolidated balance sheets and consolidated statements of equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships as well as gains and losses resulting from foreign currency translation.
Sales of Real Estate
The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company is not obligated to perform significant activities after the sale.

Earnings Per Share of the REIT

Basic earnings per share is calculated by dividing the income available to common shareholders for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings per share is calculated by dividing the net income available to common shareholders for the period by the weighted average number of common and dilutive securities outstanding during the period.

Earnings Per Unit of the Operating Partnership

Basic earnings per unit is calculated by dividing the income available to common unitholders for the period by the weighted average number of common units outstanding during the period using the two class method. Diluted earnings per unit is calculated by dividing the income available to common unitholders for the period by the weighted average number of common and dilutive securities outstanding during the period.
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

3.     INCOME PER COMMON SHARE OF THE TRUST

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	2014			2013
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$170,471	147,216	$1.16	$91,274	130,180	$0.70
Dilutive shares for long-term compensation plans	—	670		—	729
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	170,471	147,886	$1.15	91,274	130,909	$0.70
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	47,439	147,216	$0.32	118,464	130,180	$0.91
Dilutive shares for long-term compensation plans	—	670		—	729
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	47,439	147,886	$0.32	118,464	130,909	$0.90
Basic income per common share
Net income available to common shareholders	217,910	147,216	$1.48	209,738	130,180	$1.61
Dilutive shares for long-term compensation plans	—	670		—	729
Diluted income per common share
Net income available to common shareholders	$217,910	147,886	$1.47	$209,738	130,909	$1.60

	2012
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$88,008	116,863	$0.75
Dilutive shares for long-term compensation plans	—	831
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	88,008	117,694	$0.75
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	49,428	116,863	$0.43
Dilutive shares for long-term compensation plans	—	831
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	49,428	117,694	$0.42
Basic income per common share
Net income available to common shareholders	137,436	116,863	$1.18
Dilutive shares for long-term compensation plans	—	831
Diluted income per common share
Net income available to common shareholders	$137,436	117,694	$1.17

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share as the exercise price was higher than the average share price of the Company in 2014, 2013 and 2012 were 850,000, 959,000 and 905,000, respectively.
During the years ended December 31, 2014, 2013 and 2012, 44,000, 504,000 and 841,000 common shares, respectively, were issued upon the exercise of options.
During the years ended December 31, 2014, 2013 and 2012, individuals acquired 3,000, 157,285 and 94,895 common shares, respectively, in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2014, 2013 and 2012, distributions per common share were $1.90 for each period.

4.    INCOME PER COMMON UNIT OF THE OPERATING PARTNERSHIP

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	2014			2013
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$175,035			$97,102
Less: Preferred unit distributions	(472)			(2,119)
Excess of preferred unit redemption over carrying amount	—			(1,236)
Basic income from continuing operations
Income from continuing operations available to common unitholders	174,563	150,770	$1.16	93,747	133,858	$0.70
Dilutive units for long-term compensation plans	—	670		—	729
Diluted income from continuing operations
Income from continuing operations available to common unitholders	174,563	151,440	$1.15	93,747	134,587	$0.70
Basic income from discontinued operations
Discontinued operations	48,581	150,770	$0.32	121,839	133,858	$0.91
Dilutive units for long-term compensation plans	—	670		—	729
Diluted income from discontinued operations
Discontinued operations	48,581	151,440	$0.32	121,839	134,587	$0.90
Basic income per common unit
Income available to common unitholders	223,144	150,770	$1.48	215,586	133,858	$1.61
Dilutive units for long-term compensation plans	—	670		—	729
Diluted income per common unit
Income available to common unitholders	$223,144	151,440	$1.47	$215,586	134,587	$1.60

	2012
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$97,022
Less: Preferred unit distributions	(9,902)
Excess of preferred unit carrying amount over redemption	3,689
Basic income from continuing operations
Income from continuing operations available to common unitholders	90,809	120,623	$0.75
Dilutive units for long-term compensation plans	—	831
Diluted income from continuing operations
Income from continuing operations available to common unitholders	90,809	121,454	$0.75
Basic income from discontinued operations
Discontinued operations	51,004	120,623	$0.43
Dilutive units for long-term compensation plans	—	831
Diluted income from discontinued operations
Discontinued operations	51,004	121,454	$0.42
Basic income per common unit
Income available to common unitholders	141,813	120,623	$1.18
Dilutive units for long-term compensation plans	—	831
Diluted income per common unit
Income available to common unitholders	$141,813	121,454	$1.17

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit as the exercise price was higher than the average unit price of the Company in 2014, 2013 and 2012 were 850,000, 959,000 and 905,000, respectively.
During the years ended December 31, 2014, 2013 and 2012, 44,000, 504,000 and 841,000 common units, respectively, were issued upon the exercise of options.
During the years ended December 31, 2014, 2013 and 2012, individuals acquired 3,000, 157,285 and 94,895 common shares of the Trust in exchange for the same number of common units of the Operating Partnership. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2014, 2013 and 2012, distributions per common unit were $1.90 for each period.

5.     ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table sets forth the components of Accumulated Other Comprehensive (Loss) Income (in thousands):

	December 31,
	2014	2013
Foreign Currency Translation:
Beginning balance	$8,592	$3,195
Translation adjustment	(14,415)	5,397
Ending balance	(5,823)	8,592

Derivative Instruments:
Beginning balance	1,584	—
Unrealized (loss) gain	(3,419)	1,584
Reclassification adjustment (1)	1,458	—
Ending balance	(377)	1,584
Total accumulated other comprehensive (loss) income	(6,200)	10,176
Less: portion included in noncontrolling interest – operating partnership	(52)	(434)
Total accumulated other comprehensive (loss) income included in shareholders' equity	$(6,252)	$9,742

(1)	Amounts reclassified out of Accumulated Other Comprehensive (Loss) Income into contractual interest expense.
6.     REAL ESTATE
The Company owns and operates industrial and office properties. The carrying value of these properties by type as of December 31, 2014 and 2013 is as follows (in thousands):

	Land	Building
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2014
Industrial properties	$773,874	$3,513,534	$4,287,408	$620,967
Office properties	415,886	1,830,374	2,246,260	561,602

2014 Total	$1,189,760	$5,343,908	$6,533,668	$1,182,569

2013
Industrial properties	$707,951	$3,236,596	$3,944,547	$514,073
Office properties	429,946	1,893,106	2,323,052	537,520

2013 Total	$1,137,897	$5,129,702	$6,267,599	$1,051,593
Depreciation expense was $179.1 million, $162.5 million and $140.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Information on the operating properties the Company sold during the years ended December 31, 2014 and 2013 is as follows:
2014 Sales

Reportable Segment	Number of Buildings	Leaseable Square Feet (unaudited)	Gross Proceeds
			(in thousands)
Houston	5	553,510	$29,721
Maryland	23	1,367,569	185,460
Minnesota	1	191,336	41,000
New Jersey	27	1,790,893	164,767
Orlando	4	588,678	116,750
Southeastern PA	3	113,833	12,225
Other	2	134,510	8,655
Total	65	4,740,329	$558,578
2013 Sales

Reportable Segment	Number of Buildings	Leaseable Square Feet (unaudited)	Gross Proceeds
			(in thousands)
Carolinas	1	59,200	$2,000
Lehigh/Central PA	1	101,750	8,650
Minnesota	12	915,693	71,493
Philadelphia	2	656,350	103,650
Richmond/Hampton Roads	1	86,170	10,978
Southeastern PA	5	996,874	102,734
Other	36	2,307,135	192,275
Total	58	5,123,172	$491,780

7.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Listed below are the unconsolidated joint ventures in which the Company has a noncontrolling interest. The Company receives fees from these joint ventures for services it provides. These services include property management, leasing, development and administration. These fees are included in interest and other income in the accompanying consolidated statements of comprehensive income. The Company may also receive a promoted interest if certain return thresholds are met. The accounting policies for the unconsolidated joint ventures in which the Company has a noncontrolling interest are the same as those for the Company.
Liberty Venture I, LP
As of December 31, 2014, the Company had a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company's New Jersey reportable segment.
As of December 31, 2014, the joint venture owned 27 industrial properties totaling 3.9 million square feet and 93 acres of developable land.
During the year ended December 31, 2014, the joint venture acquired three properties comprising 603,000 square feet and 51 acres of land from the Company for $43.0 million.
The Company recognized $1.4 million, $578,000 and $619,000 in fees for services during the years ended December 31, 2014, 2013 and 2012, respectively.

Kings Hill Unit Trust
As of December 31, 2014, the Company had a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2014, the joint venture owned three industrial properties and 11 office properties totaling 490,000 square feet.
The Company had notes receivable from Kings Hill Unit Trust for an aggregate of $18.1 million and $18.6 million as of December 31, 2014 and 2013, respectively. The notes receivable bear interest at rates of 2% to 10% and are due in February 2016. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $267,000 and $133,000 as of December 31, 2014 and 2013, respectively. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.

The Company had prepaid rent with Kings Hill Unit Trust for $47,000 as of December 31, 2013.
Income from fees was $285,000, $237,000 and $333,000 during the years ended December 31, 2014, 2013 and 2012, respectively.
Liberty Illinois, LP
As of December 31, 2014, the Company had a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company's Chicago/Milwaukee reportable segment.
As of December 31, 2014, the joint venture owned 15 industrial properties totaling 5.1 million square feet and 248 acres of developable land. The joint venture also had one property under development, which is expected to comprise, upon completion, 430,000 square feet and is expected to represent a Total Investment of $24.4 million.
The Company recognized $1.0 million, $952,000 and $655,000 in fees for services during the years ended December 31, 2014, 2013 and 2012, respectively.
Blythe Valley JV Sarl
As of December 31, 2012, the Company had a 20% interest in Blythe Valley JV Sarl, an entity engaged in the ownership of office properties in the West Midlands, United Kingdom. This joint venture was part of the Company's United Kingdom reportable segment.

During the year ended December 31, 2012, the joint venture recorded an impairment charge, the Company's share of which was sufficient to bring the Company's investment in the joint venture to zero. The Company's share of this impairment charge was $4.6 million and is reflected in equity in earnings (loss) of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income. The Company no longer holds an interest in this joint venture.
The Company recognized $33,000 and $355,000 in fees for services during the years ended December 31, 2013 and 2012, respectively.
Liberty Washington, LP
As of December 31, 2014, the Company had a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Northern Virginia and Washington, D.C. This joint venture's properties are part of the Company's Northern Virginia and Washington D.C. reportable segments.
As of December 31, 2014, the joint venture owned 21 office properties totaling 2.4 million square feet and six acres of developable land.
The Company had a receivable from Liberty Washington, LP for $470,000 and $523,000 as of December 31, 2014 and 2013, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets. Additionally, the Company had a receivable from Liberty Washington, LP for $98,000 as of December 31, 2013. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.

During the fourth quarter of 2014, the Company concluded that certain of the properties owned by this joint venture were impaired and the joint venture recorded an impairment charge of $172.7 million. The Company was not required to record its share of this impairment charge through equity in earnings (loss) as this amount was previously recognized through an other-than-temporary impairment charge related to this joint venture that was recorded in 2009.
The Company recognized $4.4 million, $4.9 million and $4.5 million in fees for services during the years ended December 31, 2014, 2013 and 2012, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
As of December 31, 2014, the Company had a 20% interest in Liberty/Commerz 1701 JFK Boulevard, LP ("Liberty/Commerz"), an entity engaged in the ownership of a 1.25 million square foot office tower in Philadelphia, Pennsylvania. This joint venture is part of the Company's Philadelphia reportable segment.
The Company had a payable to this joint venture for $59,000 as of both December 31, 2014 and 2013. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from this joint venture for $409,000 and $323,000 as of December 31, 2014 and 2013, respectively. This related party receivable is reflected in prepaid expenses and other assets in the Company's consolidated balance sheets. Additionally, the Company had a receivable from this joint venture for $135,000 as of December 31, 2013. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.
The Company recognized $2.4 million, $2.2 million and $2.2 million in fees for services during the years ended December 31, 2014, 2013 and 2012 respectively.
Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Innovation & Technology Center (the "Project") located in Philadelphia, Pennsylvania as part of a mixed-use development. The 59-story building will include 1.3 million square feet of rentable office space (the "Office") and a 222-room Four Seasons Hotel (the "Hotel"). Completion of the first phase of the Project is anticipated to be in the third quarter of 2017. Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $921 million.  The Company's investment in the project is expected to be approximately $184 million with 20% ownership interests in both joint ventures. As of December 31, 2014, the Company's investment in these joint ventures was $21.3 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. The Company began development on the building during 2014 and as of December 31, 2014, the total development in progress for the Project was $111.2 million. These joint ventures are part of the Company's Philadelphia reportable segment.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. During the year ended December 31, 2014, the Company recognized $1.8 million in developer and other fees related to the project. These fees are included in other income in the Company's consolidated statement of comprehensive income.
The Company had a payable to this joint venture of $554,000 as of December 31, 2014. This payable is included in prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company will manage and lease the Office and Four Seasons Hotels Limited will manage the Hotel.
Other Joint Ventures
As of December 31, 2014, the Company had a 50% ownership interest in four additional unconsolidated joint ventures. One of these joint ventures has four operating properties and an investment in land held for development and is part of the Orlando reportable segment. This joint venture also had two properties under development, which are expected to comprise, upon completion, 369,000 square feet and are expected to represent a Total Investment of $20.5 million. One of these joint ventures has one operating property and an investment in land held for development and is part of the Company's United Kingdom reportable segment. One of these joint ventures owns one acre of developable land and is part of the Company's Philadelphia reportable segment. The final joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company's United Kingdom reportable segment. The Company had a note payable due to this joint venture of $2.9 million and $3.0 million as of December 31, 2014 and 2013, respectively. The note payable is interest free and is due upon written notice from the joint venture. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company's share of each of the joint venture's earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
Summary Financial Data
The condensed balance sheets as of December 31, 2014 and 2013 and condensed statements of operations for the years ended December 31, 2014, 2013 and 2012 for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl (no remaining interest as of December 31, 2013), Liberty Washington, LP, Liberty/Commerz, Liberty Property 18th & Arch and the other unconsolidated joint ventures are as follows (in thousands):
Condensed Balance Sheets:

	December 31, 2014
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Commerz	18th & Arch (3)	Other	Total
Real estate assets	$173,346	$173,707	$260,988	$603,413	$494,678	$—	$69,041	$1,775,173
Accumulated depreciation	(32,752)	(26,494)	(48,191)	(35,384)	(97,189)	—	(9,651)	(249,661)
Real estate assets, net	140,594	147,213	212,797	568,029	397,489	—	59,390	1,525,512
Development in progress	—	—	17,973	—	—	111,244	4,366	133,583
Land held for development	14,108	—	28,362	2,000	—	—	39,438	83,908
Other assets	15,523	14,928	20,182	50,657	52,393	1,306	38,215	193,204
Total assets	$170,225	$162,141	$279,314	$620,686	$449,882	$112,550	$141,409	$1,936,207

Debt	$78,748	$91,356	$145,752	$318,367	$317,934	$—	$43,114	$995,271
Other liabilities	5,215	94,504	13,812	12,022	9,657	13,398	14,306	162,914
Equity	86,262	(23,719)	119,750	290,297	122,291	99,152	83,989	778,022
Total liabilities and equity	$170,225	$162,141	$279,314	$620,686	$449,882	$112,550	$141,409	$1,936,207

Company's net investment in unconsolidated joint ventures (1)	$20,010	$11,663	$18,692	$69,230	$23,153	$21,292	$44,792	$208,832

	December 31, 2013
	Liberty	Kings Hill	Liberty	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Commerz	Other	Total
Real estate assets	$129,354	$182,220	$261,375	$887,452	$494,150	$70,274	$2,024,825
Accumulated depreciation	(32,617)	(25,006)	(43,304)	(131,064)	(83,461)	(8,456)	(323,908)
Real estate assets, net	96,737	157,214	218,071	756,388	410,689	61,818	1,700,917
Development in progress	2,226	—	—	—	—	—	2,226
Land held for development	2,842	—	42,770	2,000	—	47,549	95,161
Other assets	11,531	20,173	20,346	58,701	50,680	15,911	177,342
Total assets	$113,336	$177,387	$281,187	$817,089	$461,369	$125,278	$1,975,646

Debt	$72,121	$97,091	$140,400	$319,856	$321,401	$43,151	$994,020
Other liabilities	4,032	100,112	7,936	15,012	9,544	9,846	146,482
Equity	37,183	(19,816)	132,851	482,221	130,424	72,281	835,144
Total liabilities and equity	$113,336	$177,387	$281,187	$817,089	$461,369	$125,278	$1,975,646

Company's net investment in unconsolidated joint ventures (1)	$8,551	$12,772	$21,688	$72,981	$24,740	$38,923	$179,655

Condensed Statements of Operations (2):

	Year Ended December 31, 2014
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property	Other
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Commerz	18th & Arch (3)	(4)	Total
Total revenue	$19,277	$13,221	$25,181	$72,824	$63,580	$—	$8,923	$203,006
Operating expense	6,398	5,387	8,965	28,349	23,557	199	2,897	75,752
	12,879	7,834	16,216	44,475	40,023	(199)	6,026	127,254

Interest	(5,078)	(6,110)	(7,932)	(18,612)	(20,179)	—	(3,415)	(61,326)
Depreciation and amortization	(5,757)	(4,135)	(7,380)	(27,112)	(14,591)	—	(1,891)	(60,866)
Other income/(expense)	(17)	208	39	375	(278)	(13)	9,090	9,404
Gain (loss) on sale/impairment	—	—	187	(172,691)	—	—	—	(172,504)
Net income (loss)	$2,027	$(2,203)	$1,130	$(173,565)	$4,975	$(212)	$9,810	$(158,038)

Company's equity in earnings (loss) of unconsolidated joint ventures	$788	$(288)	$824	$2,251	$1,633	$(33)	$5,139	$10,314

	Year Ended December 31, 2013
	Liberty	Kings Hill	Liberty	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Commerz	Other	Total
Total revenue	$16,238	$12,701	$24,455	$75,821	$62,411	$8,415	$200,041
Operating expense	5,248	4,187	8,353	27,549	23,074	2,636	71,047
	10,990	8,514	16,102	48,272	39,337	5,779	128,994

Interest	(5,318)	(5,133)	(8,348)	(18,946)	(20,391)	(2,933)	(61,069)
Depreciation and amortization	(4,414)	(3,829)	(7,382)	(28,392)	(14,734)	(1,870)	(60,621)
Other income/(expense)	53	71	38	122	(233)	(37)	14
Loss from discontinued operations	—	(5,647)	—	(8,731)	—	—	(14,378)
Net income (loss)	$1,311	$(6,024)	$410	$(7,675)	$3,979	$939	$(7,060)

Company's equity in earnings (loss) of unconsolidated joint ventures	$530	$(908)	$618	$3,748	$1,406	$673	$6,067

	Year Ended December 31, 2012
	Liberty	Kings Hill	Liberty	Blythe Valley	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	JV Sarl	Washington, LP	Commerz	Other	Total
Total revenue	$15,328	$15,642	$22,156	$14,278	$81,128	$62,484	$7,481	$218,497
Operating expense	5,277	4,237	8,093	3,921	27,901	22,935	2,392	74,756
	10,051	11,405	14,063	10,357	53,227	39,549	5,089	143,741

Interest	(5,402)	(6,520)	(8,348)	(12,130)	(21,260)	(20,501)	(2,989)	(77,150)
Depreciation and amortization	(3,930)	(3,731)	(7,395)	(4,148)	(28,749)	(15,411)	(1,885)	(65,249)
Other income/(expense)	40	(160)	31	211	149	(80)	21	212
Impairment	—	—	—	(77,026)	—	—	—	(77,026)
Net income (loss)	$759	$994	$(1,649)	$(82,736)	$3,367	$3,557	$236	$(75,472)

Company's equity in earnings (loss) of unconsolidated joint ventures	$306	$352	$106	$(5,610)	$3,243	$1,304	$(382)	$(681)

(1)
Differences between the Company's net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture are primarily a result of impairments related to the Company's investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. These adjustments have resulted in an aggregate difference increasing the Company's investments in unconsolidated joint ventures by $3.2 million as of December 31, 2014 and reducing the Company's investment in unconsolidated joint ventures by $41.7 million as of December 31, 2013. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.
(2) The year ended December 31, 2012 has not been restated for discontinued operations.
(3) Represents the combined results of two joint ventures related to the property at 18th and Arch Streets, Philadelphia.
(4) Other income/(expense) for this group of joint ventures reflects gains related to the sales of land leasehold interests totaling $9.1 million.
8.     DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs were comprised of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred financing costs	$38,445	$36,883
Deferred leasing costs	215,714	192,194
Intangible - market rent	18,082	19,366
Intangible - origination value	103,512	117,905
	375,753	366,348
Accumulated amortization:
Deferred financing costs	20,284	17,536
Deferred leasing costs	100,702	91,989
Intangible - market rent	8,266	4,180
Intangible - origination value	40,215	26,576
	169,467	140,281
Deferred financing and leasing costs, net	$206,286	$226,067

Amortization of deferred financing costs was $4.8 million, $4.1 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of deferred leasing costs and intangible - origination value was $51.3 million, $39.2 million and $24.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the remaining weighted-average amortization period was 3.2 years for intangible - market rent and 4.4 years for intangible - origination value.
The table above includes intangible - market rent assets. There were also $7.5 million and $9.1 million of unamortized market rent - intangible liabilities as of December 31, 2014 and 2013, respectively. These liabilities are included as other liabilities in the accompanying consolidated balance sheets of the Company. Amortization of the aggregate asset and liability for intangible - market rent was expense of $2.8 million and $290,000 for the years ended December 31, 2014 and 2013, respectively, and was income of $491,000 for the year ended December 31, 2012. These amounts were included as a decrease or increase in rental revenue in the accompanying consolidated statements of comprehensive income as appropriate.
The aggregate amortization of intangible - market rent including the market rent - intangible liabilities is a decrease (increase) in rental revenue over the next five years and thereafter as follows (in thousands):

2015	$2,047
2016	1,426
2017	586
2018	80
2019	3
Thereafter	(1,779)
Total	$2,363

The aggregate amortization expense for intangible - origination value for the next five years and thereafter is as follows (in thousands):

2015	$21,292
2016	16,273
2017	10,614
2018	6,249
2019	3,081
Thereafter	5,788
Total	$63,297

9.     INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under a credit facility. The weighted average interest rates for the years ended December 31, 2014, 2013 and 2012 were 5.0%, 5.1% and 5.3%, respectively. Interest costs during the years ended December 31, 2014, 2013 and 2012 in the amount of $13.2 million, $9.6 million and $9.9 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2014, 2013 and 2012 was $164.9 million, $143.2 million and $132.2 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading "Credit Facility." As of December 31, 2014, the Company was in compliance with all financial and non-financial covenants.
The scheduled principal amortization and maturities of the Company's mortgage loans, unsecured notes outstanding and the Credit Facility (as defined below) and the related weighted average interest rates at December 31, 2014 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate

2015	$12,194	$—	$315,981	$—	$328,175	5.04%
2016	11,768	182,318	299,577	—	493,663	6.08%
2017	10,916	2,349	296,043	—	309,308	6.56%
2018	8,730	27,051	99,976	167,000	302,757	3.61%
2019	8,825	50,043	—	—	58,868	4.00%
2020	4,280	67,361	349,524	—	421,165	4.83%
2021	2,716	65,008	—	—	67,724	4.06%
2022	2,211	—	399,419	—	401,630	4.13%
2023	2,319	—	299,766	—	302,085	3.39%
2024 and thereafter	27,266	1,946	448,808	—	478,020	4.43%
	$91,225	$396,076	$2,509,094	$167,000	$3,163,395	4.78%
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2016 to 2033 are collateralized by and in some instances cross-collateralized by properties with a net book value of $908.5 million as of December 31, 2014.
The interest rates on $2,980.4 million of mortgage loans (including $103.6 million fixed via a swap arrangement - see Footnote 21 - Derivative Instruments) and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.4 years.

Credit Facility

The Company has maintained an unsecured credit facility throughout 2012, 2013 and 2014. During that period the Company has replaced, restated and amended its credit facility. This activity has resulted in changes to borrowing capacity, due dates, borrowing costs and covenant calculations. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company's ratings as of December 31, 2014, borrowings under the Credit Facility would bear interest at LIBOR plus 105 basis points. The Credit Facility expires in March 2018 and has two six-month extensions at the Company's option, subject to the payment of a stated fee. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. There were $167.0 million of borrowings outstanding under the Credit Facility at December 31, 2014. There is also a 20 basis point annual facility fee on the current borrowing capacity. The Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 175%.
Activity

In February 2012, the Company closed on a mortgage with $45 million of available funds bearing interest at 4.84% and maturing in 2033. The net proceeds from this mortgage were used for construction costs on a property under development that was placed in service during the year ended December 31, 2013.

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

In September 2013, the Company issued $450 million of 4.40% senior unsecured notes due 2024. The net proceeds from the offering were used to fund a portion of the cash consideration payable for the Cabot Acquisition (see Note 20).

In October 2013, as part of the Cabot Acquisition, the Company assumed $229.8 million in mortgages bearing interest at a weighted average rate of 5.85% with maturity dates from 2018 to 2021.

In March 2014, the Company replaced its existing $500 million Credit Facility with an $800 million Credit Facility.

In August 2014, the Company used proceeds from its Credit Facility together with available cash on hand to repay its 5.65% senior unsecured notes due August 2014 in the amount of $200 million.
10.     LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$540,996
2016	486,016
2017	400,297
2018	330,906
2019	258,777
Thereafter	1,019,497
Total	$3,036,489
In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of comprehensive income.

11.     NONCONTROLLING INTEREST - OPERATING PARTNERSHIP / LIMITED PARTNERS' EQUITY - PREFERRED UNITS
As of December 31, 2014, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Preferred distributions related to the Series I units were $472,000 for each of the years ended December 31, 2014, 2013 and 2012.

12.     SHAREHOLDERS' EQUITY - TRUST
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $286.9 million, $247.4 million and $229.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. On a per share basis, the Company paid common share and common unit distributions of $1.90 during each of the years ended December 31, 2014, 2013 and 2012.
The following unaudited table summarizes the taxability of common share distributions (taxability for 2014 is estimated):

	2014	2013	2012

Ordinary dividend	$1.2556	$1.4312	$1.5036
Capital gain - 20%	—	0.0016	—
IRC Sec 1250 unrecapture gain - 25%	0.3712	0.4672	0.0164
Return of capital	0.2732	—	0.3800
Total	$1.9000	$1.9000	$1.9000
The Company's tax return for the year ended December 31, 2014 has not been filed. The taxability information presented for the 2014 distributions is based upon the best available data. The Company's prior federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2014 have the same economic characteristics as common shares of the Trust. The 3,553,566 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,553,566 outstanding common units based on the closing price of the common shares of the Company at December 31, 2014 was $133.7 million.
No common units were issued in connection with acquisitions during 2014, 2013 or 2012.
Preferred units
The Operating Partnership had no outstanding cumulative redeemable preferred units of the Operating Partnership as of December 31, 2014. During the year ended December 31, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions and repurchases, the Company wrote off $1.2 million in origination costs. This amount was included in noncontrolling interest - operating partnership in the Trust's consolidated statements of comprehensive income.

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
The Company paid the following Equity Preferred Unit distributions for the years ended December 31:

	2013	2012
Distributions (in millions)	$1.6	$9.9
Distribution per unit:
Series B	—	$0.45
Series E	$1.21	$3.50
Series F	$1.32	$1.43
Series G	$1.33	$3.35
Series H	—	$0.77
As of December 31, 2014, the Company had 16,013,000 authorized but unissued preferred shares.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2014, 2013, and 2012, 1,643,536, 1,248,842, and 1,037,712 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity. During the year ended December 31, 2013, the Company sold 1.9 million common shares through this program. The aggregate proceeds from the offering of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes. The Company did not sell any common shares pursuant to its continuous offering program during 2014 or 2012.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.

13.     OWNERS' EQUITY - OPERATING PARTNERSHIP

Common Units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of December 31, 2014 have the same economic characteristics as common shares of the Trust. The 3,553,566 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,553,566 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,553,566 outstanding common units at December 31, 2014 based on the closing price of the common shares of the Company at December 31, 2014 was $133.7 million.
No common units were issued in connection with acquisitions during 2014, 2013 or 2012.

Preferred Units
The Operating Partnership had no outstanding cumulative redeemable preferred units of the Operating Partnership as of December 31, 2014. During the year ended December 31, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions and repurchases, the Company wrote off $1.2 million in origination costs.

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
The Operating Partnership paid the following Equity Preferred Unit distributions for the years ended December 31:

	2013	2012
Distributions (in millions)	$1.6	$9.9
Distribution per unit:
Series B	—	$0.45
Series E	$1.21	$3.50
Series F	$1.32	$1.43
Series G	$1.33	$3.35
Series H	—	$0.77
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity. During year ended December 31, 2013, the Company sold 1.9 million common shares through this program. The aggregate proceeds from the offering of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes. The Company did not sell any common shares pursuant to its continuous offering program during 2014 or 2012.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.

14.     EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to 3% of the employees' salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $943,000, $923,000 and $865,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
15.     SHARE-BASED COMPENSATION
Compensation Plans
The Company has a share-based compensation plan (the "Plan") which is utilized to compensate key employees and non-employee trustees. In addition, the Company has a 2008 Long-Term Incentive Plan (the "2008 Plan") which is applicable to the Company's executive officers. Pursuant to both the Plan and the 2008 Plan, grants of stock options, restricted shares and restricted stock units have been made. The Company has authorized the grant of shares and options under the Plan and the 2008 Plan of up to 21.1 million common shares of the Company.
Options
All options granted have a 10-year term and most options vest and are expensed over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.

Share-based compensation cost related to options for the years ended December 31, 2014, 2013 and 2012 was $1.8 million, $1.6 million and $1.7 million, respectively.
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.6%	1.1%	1.1%
Dividend yield	5.2%	5.4%	5.7%
Historical volatility factor	0.236	0.356	0.377
Weighted-average expected life	6 years	6 years	5 years
The historical volatility factor is based on the Company's historical monthly share prices. The weighted-average expected life is based on the contractual term of the options as well as the historical periods held before exercise.
A summary of the Company's share option activity and related information for the year ended December 31, 2014 follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding January 1, 2014	2,355	$36.90
Granted	439	37.32
Exercised	(44)	30.66
Forfeited	(258)	42.69
Outstanding December 31, 2014	2,492	$36.48
Exercisable at December 31, 2014	1,750	$36.16
The weighted average fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $4.09, $7.18 and $6.55, respectively. Exercise prices for options outstanding as of December 31, 2014 ranged from $20.32 to $49.74. At December 31, 2014, the weighted average remaining contractual life of the options outstanding and exercisable was 5.4 years and 4.0 years, respectively.
During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $310,000, $4.9 million and $5.9 million, respectively. As of December 31, 2014, 565,000 of the options outstanding and exercisable had an exercise price higher than the closing price of the Company's common shares and are considered to have no intrinsic value at that date. As of December 31, 2014, 1.2 million options outstanding and exercisable had an exercise price lower than the closing price of the Company's common shares. The aggregate intrinsic value of these options was $6.8 million at that date. The total cash received from the exercise of options for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $15.2 million and $22.9 million, respectively. The Company has historically issued new shares to satisfy share option exercises.
As of December 31, 2014, there was $324,000 of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.8 years.
Long Term Incentive Shares ("LTI")
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
During 2014, 2013 and 2012, the Company granted restricted stock units to the executive officers pursuant to the 2008 Plan. For the chief executive officer's award, a portion of the restricted stock units will vest up to 272% at the end of a 3-year period for the 2014, 2013 and 2012 awards. For the other executives, a portion of the restricted stock units will vest up to 200% at the end of a 3-year period for the 2014, 2013 and 2012 awards. A portion ("First Portion") of the award vests based on whether the Company's total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 157%, 150% and 159% of the market value of a common share as of the grant date ("Market Value") for the chief executive officer and 125%, 121% and 127% of the Market Value for the other executives for the 2014, 2013 and 2012 grants, respectively. The First Portion is amortized over the respective

3-year period subject to certain accelerated vesting due to the age and years of service of certain executive officers. Another portion ("Second Portion") of the award vests based on the Company's Funds from operations. Targets are established for each of the 3 years in the relevant award period. Depending on how each year's performance compares to the projected performance for that year, the restricted stock units are deemed earned and will vest at the end of the award period. The fair value of the Second Portion is based on the market value of a common share as of the grant date and is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that is anticipated to occur at those dates also subject to certain accelerated vesting provisions as described above.
The key assumptions used in the Monte Carlo simulation are as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.68%	0.35%	0.52%
Volatility	24%	26%	41%

The volatility factor is based on the Company's historical daily share prices.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2014, 2013 and 2012 were $9.0 million, $9.1 million and $8.7 million, respectively.
The Company's restricted LTI share activity for the year ended December 31, 2014 is as follows:

	Shares (000s)	Weighted Avg. Grant Date Fair value
Nonvested at January 1, 2014	786	$35.37
Granted	263	37.13
Vested	(282)	32.93
Forfeited	(14)	36.19
Nonvested at December 31, 2014	753	$36.89
The weighted average fair value of restricted shares granted during the years ended December 31, 2014, 2013 and 2012 was $37.13, $39.42 and $34.61 per share, respectively. As of December 31, 2014, there was $12.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of restricted shares vested during the years ended December 31, 2014, 2013 and 2012 was $9.3 million, $9.9 million and $8.7 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash ("Bonus Shares"). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2014, 2013 and 2012 were 103,834, 79,271 and 80,573, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2014, 2013 and 2012 was $3.9 million, $3.1 million and $2.9 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of cash contributions to an investment account depending on Company performance. Compensation cost related to the profit sharing plan for the years ended December 31, 2014, 2013 and 2012 was $543,000, $698,000 and $564,000 respectively.
An additional 6,100,098, 6,637,761 and 7,156,179 common shares were reserved for issuance for future grants under the Plan and the 2008 Plan at December 31, 2014, 2013 and 2012, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan ("ESPP"). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10%

of the employee's salary, at a 15% discount to fair market value. There were 12,612, 16,793 and 18,611 shares issued, in accordance with the ESPP, during the years ended December 31, 2014, 2013 and 2012, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2014, 2013 and 2012 was $104,000, $71,000 and $99,000, respectively.
16.     COMMITMENTS AND CONTINGENCIES
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2014, were as follows (in thousands):

Year	Amount
2015	$668
2016	687
2017	687
2018	687
2019	687
2020 though 2034	6,608
Total	$10,024

Operating ground lease expense incurred by the Company during the years December 31, 2014, 2013 and 2012 totaled $454,000, $210,000 and $162,000, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of December 31, 2014 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of December 31, 2014, the Company had letter of credit obligations of $4.2 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of December 31, 2014, the Company had 25 buildings under development. These buildings are expected to contain a total of 4.3 million square feet of leaseable space and represent an anticipated aggregate investment of $465.1 million. At December 31, 2014, Development in Progress totaled $277.4 million. In addition, as of December 31, 2014, the Company had invested $8.0 million in deferred leasing costs related to these development buildings.
As of December 31, 2014, the Company was committed to $19.4 million in improvements on certain buildings and land parcels.
As of December 31, 2014, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $40.9 million.
As of December 31, 2014, the Company was committed to $41.3 million in future land purchases.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

17.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2014 and 2013 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	QUARTER ENDED
	DEC. 31,		SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2014		2014	2014	2014	2013	2013	2013	2013

Operating revenue	$203,685		$198,356	$192,960	$197,630	$192,427	$155,349	$151,026	$147,128
Income from continuing operations	84,193	(2)	35,318	29,811	26,260	19,911	23,406	29,611	24,827
Discontinued operations	306		133	296	47,846	51,832	6,544	13,633	49,830
Net income	84,499		35,451	30,107	74,106	71,743	29,950	43,244	74,657
Income per common share - basic (1)	0.56		0.23	0.20	0.49	0.48	0.21	0.33	0.60
Income per common share - diluted (1)	0.55		0.23	0.20	0.49	0.48	0.21	0.33	0.60

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

(2)	Includes gain on sale of $43.2 million.

18.     SEGMENT INFORMATION
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. During the year ended December 31, 2014, the Company realigned its reportable segments as follows.

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
The operating information by reportable segment is as follows (in thousands):

	Year ended
	December 31,
	2014	2013	2012
Operating revenue
Carolinas	$35,870	$30,243	$28,667
Chicago/Milwaukee	33,068	18,083	9,780
Houston	49,309	37,773	30,172
Lehigh/Central PA	118,145	101,101	96,804
Minnesota	54,892	62,415	57,331
Orlando	32,674	31,400	30,844
Philadelphia	35,238	31,690	28,153
Richmond/Hampton Roads	40,911	40,247	41,395
South Florida	48,804	38,464	35,628
Southeastern PA	148,714	165,248	169,645
Tampa	53,725	52,230	46,627
United Kingdom	16,360	7,669	4,690
Other	130,013	142,402	117,562
Segment-level operating revenue	797,723	758,965	697,298

Reconciliation to total operating revenues
Discontinued operations	(4,728)	(113,586)	(137,476)
Other	(364)	551	457
Total operating revenue	$792,631	$645,930	$560,279

Net operating income
Carolinas	$24,578	$20,434	$18,733
Chicago/Milwaukee	20,856	11,726	5,329
Houston	29,134	22,632	17,862
Lehigh/Central PA	82,050	68,504	65,566
Minnesota	26,464	30,016	26,348
Orlando	21,472	20,506	20,153
Philadelphia	26,722	23,587	20,527
Richmond/Hampton Roads	24,357	24,063	24,762
South Florida	27,947	20,943	18,921
Southeastern PA	81,183	91,193	98,729
Tampa	33,776	33,042	28,350
United Kingdom	10,704	2,597	(257)
Other	83,991	81,435	64,207
Segment-level net operating income	493,234	450,678	409,230

Reconciliation to income from continuing operations
Interest expense (1)	(152,444)	(143,018)	(123,146)
Depreciation/amortization expense (1) (2)	(177,715)	(138,128)	(104,643)
Gain on property dispositions	45,030	—	—
Equity in earnings (loss) of unconsolidated joint ventures	10,314	6,067	(681)
General and administrative expense (1) (2)	(38,041)	(50,998)	(40,831)
Discontinued operations excluding gain on property dispositions	(1,950)	(26,455)	(38,578)
Income taxes (2)	(2,781)	(2,748)	(874)
Other	(65)	2,357	(3,730)
Income from continuing operations	$175,582	$97,755	$96,747
(1) Includes activity on discontinued operations.
(2) Excludes costs which are included in determining segment-level net operating income.

The amount of depreciation and amortization expense related to tenant improvement and lease transaction costs within each reporting segment for the Net operating income calculation is as follows:

	Year ended
	December 31,
	2014	2013	2012

Carolinas	$2,329	$1,935	$1,726
Chicago/Milwaukee	466	251	233
Houston	3,988	3,200	2,608
Lehigh/Central PA	10,157	9,781	9,753
Minnesota	4,478	5,797	5,132
Orlando	3,116	3,037	2,804
Philadelphia	1,803	1,729	1,724
Richmond/Hampton Roads	4,278	4,156	4,157
South Florida	2,824	2,979	3,083
Southeastern PA	12,272	15,040	14,109
Tampa	3,384	3,033	2,959
United Kingdom	177	172	269
Other	5,631	13,439	13,061
Depreciation and amortization of tenant improvement and lease transaction costs	$54,903	$64,549	$61,618

The Company's operating revenue by product type and by reportable segment for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Industrial	Office	Total	Industrial	Office	Total	Industrial	Office	Total
Carolinas	$35,870	$—	$35,870	$30,243	$—	$30,243	$26,818	$1,849	$28,667
Chicago/Milwaukee	33,068	—	33,068	18,083	—	18,083	6,908	2,872	9,780
Houston	49,309	—	49,309	37,773	—	37,773	30,172	—	30,172
Lehigh/Central PA	115,821	2,324	118,145	98,715	2,386	101,101	94,440	2,364	96,804
Minnesota	25,378	29,514	54,892	32,043	30,372	62,415	27,810	29,521	57,331
Orlando	18,635	14,039	32,674	16,535	14,865	31,400	15,840	15,004	30,844
Philadelphia	10,072	25,166	35,238	9,534	22,156	31,690	8,356	19,797	28,153
Richmond/Hampton Roads	20,924	19,987	40,911	19,073	21,174	40,247	18,490	22,905	41,395
South Florida	18,603	30,201	48,804	7,955	30,509	38,464	5,213	30,415	35,628
Southeastern PA	28,895	119,819	148,714	27,076	138,172	165,248	28,604	141,041	169,645
Tampa	25,451	28,274	53,725	24,331	27,899	52,230	17,584	29,043	46,627
United Kingdom	13,090	3,270	16,360	4,205	3,464	7,669	1,307	3,383	4,690
Other (1)	82,672	47,341	130,013	43,355	99,047	142,402	28,268	89,294	117,562
	$477,788	$319,935	797,723	$368,921	$390,044	758,965	$309,810	$387,488	697,298
Reconciliation to total operating revenue
Discontinued operations			(4,728)			(113,586)			(137,476)
Corporate Other			(364)			551			457
Total operating revenue			$792,631			$645,930			$560,279

(1)	A substantial portion of the buildings contributing to office operating revenue in 2012 and 2013 were sold in conjunction with the Portfolio Sale. See Footnote 19.

The Company's total assets by reportable segment as of December 31, 2014 and 2013 is as follows (in thousands):

	As of December 31,
	2014	2013
Total assets
Carolinas	$325,690	$257,230
Chicago/Milwaukee	422,531	413,585
Houston	418,154	380,248
Lehigh/Central PA	1,023,641	938,824
Minnesota	333,506	335,613
Orlando	160,899	253,888
Philadelphia	366,577	316,810
Richmond/Hampton Roads	250,205	250,008
South Florida	400,034	380,138
Southeastern PA	698,163	695,966
Tampa	335,652	337,301
United Kingdom	231,276	247,537
Other	1,553,250	1,735,392
Segment-level total assets	6,519,578	6,542,540
Corporate Other	105,958	233,020
Total assets	$6,625,536	$6,775,560

The Company's real estate assets by reportable segment as of December 31, 2014 and 2013 is as follows (in thousands):

		As of December 31,
		2014	2013
Real estate assets
	Carolinas	$309,822	$245,938
	Chicago/Milwaukee	383,494	371,149
	Houston	398,080	360,779
	Lehigh/Central PA	958,886	877,969
	Minnesota	307,970	308,272
	Orlando	139,218	228,182
	Philadelphia	255,313	229,769
	Richmond/Hampton Roads	238,670	238,129
	South Florida	378,398	358,492
	Southeastern PA	636,280	630,460
	Tampa	317,106	320,495
	United Kingdom	182,588	187,699
	Other	1,391,744	1,300,915
Total real estate assets		$5,897,569	$5,658,248

The Company incurred the following costs related to its long-lived assets for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Costs incurred on long-lived assets
Carolinas	$72,252	$15,582	$26,860
Chicago/Milwaukee	21,698	248,640	49,941
Houston	70,903	116,024	46,003
Lehigh/Central PA	105,725	161,925	86,245
Minnesota	28,966	38,434	41,821
Orlando	7,827	10,953	10,122
Philadelphia	32,012	17,941	93,673
Richmond/Hampton Roads	10,348	15,880	8,612
South Florida	30,063	148,165	3,337
Southeastern PA	39,638	39,590	11,577
Tampa	7,262	28,655	74,304
United Kingdom	16,298	155,829	6,110
Other	172,495	897,831	53,412
Total costs incurred on long-lived assets	$615,487	$1,895,449	$512,017

19.     ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
In November 2013, the Company entered into an Agreement of Sale and Purchase pursuant to which the Company agreed to sell 97 operating properties containing an aggregate of 6.6 million square feet and 159 acres of land for $697.3 million (the "Portfolio Sale"). In December 2013, the Company closed on the first of two planned settlements under this agreement. The proceeds from the first settlement were $367.7 million and included 49 properties totaling approximately 4.0 million square feet of space and 140 acres of land. In January 2014, the Company closed on the remaining settlement for proceeds of $329.6 million which consisted of 23 properties totaling 1.4 million square feet and 19 acres of land in the Maryland reportable segment, 24 properties and 1.2 million square feet in the New Jersey reportable segment and one property totaling 37,000 square feet in the Company's Southeastern PA reportable segment. All of the operating properties in the Portfolio Sale were considered held for sale as of December 31, 2013.
Prior to the adoption of ASU 2014-08 on January 1, 2014, the results of operations for all operating properties sold or held for sale during the reported periods were shown under discontinued operations on the consolidated statements of comprehensive income. Under ASU 2014-08, operating properties that were sold or classified as held for sale before the adoption of ASU 2014-08 continue to be classified as discontinued operations. Accordingly, operating properties previously reported as discontinued operations (including the Portfolio Sale) will continue to be presented as discontinued operations on the consolidated statements of comprehensive income for all periods presented. The proceeds from the disposition of properties excluding the Portfolio Sale that were included in discontinued operations were $136.7 million and $228.5 million for the years ended December 31, 2013 and 2012, respectively.
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Revenues	$4,728	$113,586	$137,476
Operating expenses	(2,258)	(41,875)	(48,956)
Interest and other income	37	213	580
Interest expense	(557)	(15,903)	(19,783)
Depreciation and amortization	—	(29,566)	(30,739)
Income before gain on property dispositions	1,950	26,455	38,578
Gain on property dispositions	46,631	95,384	12,426
Net income	$48,581	$121,839	$51,004

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
One property totaling 83,000 square feet in the Company’s Southeastern PA reportable segment was considered held for sale as of December 31, 2014. Under ASU 2014-08, this property has not been classified as discontinued operations.
Asset Impairment
During the years ended December 31, 2014, 2013 and 2012, the Company recognized impairment losses of $0.1 million, $1.9 million and $6.9 million, respectively. The impairment losses are for operating properties or land parcels and were in the reportable segments and for the amounts as indicated below (amounts in thousands):

	Year Ended December 31,
Reportable Segment	2014	2013	2012
Carolinas	$—	$—	$36
Chicago/Milwaukee	—	—	514
Richmond/Hampton Roads	—	—	27
South Florida	—	—	(51)	(1)
Southeastern PA	106		1,699
Tampa	—	248	—
United Kingdom	—	784	4,597
Other	11	872	29
Total	$117	$1,904	$6,851

(1)	Represents recovery of estimated sales costs on properties sold.
For the year ended December 31, 2014, $0.1 million in impairments related to properties sold or held for sale were included in the caption gain on property dispositions in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2013, $0.9 million in impairments related to properties sold were included in the caption discontinued operations in the Company's consolidated statements of comprehensive income, $0.2 million in impairments related to land parcels sold were included in the caption gain on property dispositions in the Company's consolidated statements of comprehensive income and $0.8 million in impairment was included in the caption equity in earnings (loss) of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2012, $2.3 million in impairment related to properties sold was included in the caption discontinued operations in the Company's consolidated statements of comprehensive income and $4.6 million in impairment was included in the caption equity in earnings (loss) of unconsolidated joint ventures in the Company's consolidated statements of comprehensive income. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices, a Level 1 input according to the fair value hierarchy established in ASC 820) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2014.
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

The Company recognized $31.4 million of operating revenue and $22.0 million of net operating income (see description of net operating income in Footnote 18 - Segment Information) related to the properties acquired in the Cabot Acquisition during 2013.

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

21.     DERIVATIVE INSTRUMENTS

In connection with the Cabot acquisition, the Company assumed the seller’s interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had an aggregate notional amounts of $103.6 million and $105.2 million at December 31, 2014 and 2013, respectively, and expire at various dates between 2018 and 2020.

The Company designated the Swaps as cash flow hedges on November 22, 2013. The change in the fair value of the Swaps from October 8, 2013 through November 22, 2013 in the amount of $813,000 is included as an increase in interest expense in the accompanying consolidated statements of comprehensive income. From November 22, 2013 through December 31, 2013, the effective portion of the change in the fair value of the Swaps was an increase in the amount of $1.6 million and was recorded as an increase to other comprehensive (loss) income. For the year ended December 31, 2014, the effective portion of the change in the fair value of the Swaps was a decrease in the amount of $3.4 million which was recorded as a decrease in other comprehensive (loss) income. These amounts reported in accumulated other comprehensive (loss) income will be reclassified to interest expense as interest payments are made on the variable rate mortgages. The amount of loss reclassified from accumulated other comprehensive (loss) income was $1.5 million for the year ended December 31, 2014. The ineffective portion of the change in the fair value of the Swaps from November 22, 2013 through December 31, 2013 in the amount of $266,000 was recorded as a reduction of interest expense in the accompanying consolidated statements of comprehensive income. The ineffective portion of the change in the fair value of the Swaps for the year ended December 31, 2014 in the amount of $82,000 was recorded as an increase to interest expense in the accompanying consolidated statements of comprehensive income.

The fair value of the interest rate swaps in the amount of $8.5 million and $8.4 million as of December 31, 2014 and 2013, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $8.5 million.

22.     SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Write-off of fully depreciated/amortized property and deferred costs	$38,131	$22,269	$31,069
Write-off of depreciated property and deferred costs due to sale	173,083	202,695	106,698
Write-off of preferred units costs due to redemption	—	1,214	2,806
Assumption of mortgage loans in connection with the acquisition of properties	—	229,751	12,537
Increase in investments in and advances to unconsolidated joint ventures due to disposition/development activity	(11,948)	—	—
Changes in accrued development capital expenditures	6,264	17,053	2,297
Unrealized (loss) gain on cash flow hedge	(3,419)	1,584	—

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

Liberty Property Trust and Liberty Property Limited Partnership
Schedule II (in thousands)

The following table details the activity for the allowance for doubtful accounts.

	Balance at December 31, 2013	Additions	Deductions	Balance at December 31, 2014
Allowance for Doubtful Accounts - Straight Line Rent	$823	$1,097	$(1,010)	$910
Allowance for Doubtful Accounts - Accounts Receivable	6,938	3,886	(4,334)	6,490
Total	$7,761	$4,983	$(5,344)	$7,400

	Balance at December 31, 2012	Additions	Deductions	Balance at December 31, 2013
Allowance for Doubtful Accounts - Straight Line Rent	$798	$815	$(790)	$823
Allowance for Doubtful Accounts - Accounts Receivable	6,216	2,505	(1,783)	6,938
Total	$7,014	$3,320	$(2,573)	$7,761

	Balance at December 31, 2011	Additions	Deductions	Balance at December 31, 2012
Allowance for Doubtful Accounts - Straight Line Rent	$1,311	$350	$(863)	$798
Allowance for Doubtful Accounts - Accounts Receivable	6,142	2,462	(2,388)	6,216
Total	$7,453	$2,812	$(3,251)	$7,014

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1467 Perryman Road	Aberdeen, MD	$—		$12,052,635	$—	$35,325,281	$12,334,030	$35,043,886	$47,377,916	$422,091	2014	5 - 40
1501 Perryman Road	Aberdeen, MD	—		5,813,324	18,874,059	5,355,385	5,816,839	24,225,929	30,042,768	5,166,945	2005	5 - 40
869 S Route 53	Addison, IL	—		1,194,223	4,201,881	81,639	1,194,223	4,283,521	5,477,744	163,088	2013	5 - 40
901 S Route 53	Addison, IL	—		2,055,066	5,984,093	331,843	2,055,066	6,315,936	8,371,002	243,610	2013	5 - 40
200 Boulder Drive	Allentown, PA	—		4,722,683	18,922,645	620,045	4,722,683	19,542,690	24,265,373	5,189,398	2004	5 - 40
250 Boulder Drive	Allentown, PA	—		3,599,936	12,099,145	2,149,322	3,717,733	14,130,670	17,848,403	4,208,971	2004	5 - 40
400 Nestle Way	Allentown, PA	—		8,065,500	—	27,612,516	8,184,096	27,493,920	35,678,016	13,473,371	1997	5 - 40
650 Boulder Drive	Allentown, PA	—	*	5,208,248	—	31,999,219	9,961,788	27,245,679	37,207,467	8,276,803	2002	5 - 40
651 Boulder Drive	Allentown, PA	—		4,308,646	—	17,689,842	4,308,646	17,689,842	21,998,488	7,349,337	2000	5 - 40
700 Nestle Way	Allentown, PA	—	*	3,473,120	—	20,186,320	4,174,970	19,484,470	23,659,440	9,474,166	1998	5 - 40
705 Boulder Drive	Allentown, PA	—	*	10,594,027	—	28,536,883	10,596,767	28,534,143	39,130,910	10,949,295	2001	5 - 40
7165 Ambassador Drive	Allentown, PA	—	*	792,999	—	4,594,584	804,848	4,582,735	5,387,583	1,735,546	2002	5 - 40
7248 Industrial Boulevard	Allentown, PA	—		2,670,849	13,307,408	4,536,663	2,670,673	17,844,247	20,514,920	7,872,299	1988	5 - 40
7339 Industrial Boulevard	Allentown, PA	—		1,187,776	—	7,592,257	1,197,447	7,582,586	8,780,033	3,389,185	1996	5 - 40
7437 Industrial Boulevard	Allentown, PA	—		717,488	5,022,413	3,376,237	726,651	8,389,486	9,116,137	4,726,618	1976	5 - 40
8014 Industrial Boulevard	Allentown, PA	—	*	4,019,258	—	9,900,523	3,645,117	10,274,664	13,919,781	4,646,042	1999	5 - 40
8150 Industrial Boulevard	Allentown, PA	—		2,564,167	—	8,919,967	2,571,466	8,912,668	11,484,134	2,887,452	2002	5 - 40
8250 Industrial Boulevard	Allentown, PA	—	*	1,025,667	—	5,010,938	1,035,854	5,000,751	6,036,605	1,557,249	2002	5 - 40
8400 Industrial Boulevard	Allentown, PA	—		6,725,948	—	27,161,555	7,521,211	26,366,292	33,887,503	6,109,054	2005	5 - 40
6330 Hedgewood Drive	Allentown, PA	—		531,268	—	5,572,086	532,047	5,571,307	6,103,354	3,457,545	1988	5 - 40
6350 Hedgewood Drive	Allentown, PA	—		360,027	—	4,028,297	560,691	3,827,633	4,388,324	2,275,548	1989	5 - 40
6370 Hedgewood Drive	Allentown, PA	—		540,795	—	3,959,133	541,459	3,958,469	4,499,928	2,151,166	1990	5 - 40
6390 Hedgewood Drive	Allentown, PA	—		707,203	—	3,000,621	707,867	2,999,957	3,707,824	1,725,562	1990	5 - 40
6520 Stonegate Drive	Allentown, PA	—		453,315	—	1,712,509	484,361	1,681,463	2,165,824	944,248	1996	5 - 40
6540 Stonegate Drive	Allentown, PA	—		422,042	—	4,012,192	422,730	4,011,504	4,434,234	2,648,926	1988	5 - 40
6560 Stonegate Drive	Allentown, PA	—		458,281	—	2,805,111	458,945	2,804,447	3,263,392	1,906,340	1989	5 - 40
6580 Snowdrift Road	Allentown, PA	—		388,328	—	4,782,863	389,081	4,782,110	5,171,191	2,636,788	1988	5 - 40
7620 Cetronia Road	Allentown, PA	—		1,091,806	3,851,456	258,140	1,093,724	4,107,678	5,201,402	2,031,249	1990	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3095 Presidential Drive	Atlanta, GA	—		200,351	1,729,161	197,738	200,351	1,926,899	2,127,250	78,787	2013	5 - 40
3097 Presidential Drive	Atlanta, GA	—		188,680	1,721,048	83,383	188,680	1,804,431	1,993,111	88,681	2013	5 - 40
7030 Buford Highway NE	Atlanta, GA	—	*	919,850	4,051,340	620,926	919,850	4,672,266	5,592,116	228,707	2013	5 - 40
Barton 150	Barton Under Needwood, UK	—		2,196,955	13,643,981	(935,703)	2,067,184	12,838,049	14,905,233	461,655	2013	5 - 40
1055-1071 Kingsland Drive	Batavia, IL	—		727,294	2,367,529	158,908	727,294	2,526,437	3,253,731	119,118	2013	5 - 40
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	712,788	299,600	2,531,649	2,831,249	977,674	1985	5 - 40
11800 Baltimore Avenue	Beltsville,MD	—	*	2,769,962	1,829,028	232,241	2,769,962	2,061,270	4,831,232	111,856	2013	5 - 40
11850 Baltimore Avenue	Beltsville,MD	—	*	3,595,044	2,415,132	272,977	3,595,044	2,688,109	6,283,153	180,373	2013	5 - 40
11900 Baltimore Avenue	Beltsville,MD	—	*	3,492,036	2,024,038	447,214	3,492,036	2,471,252	5,963,288	184,955	2013	5 - 40
12104 Indian Creek Court	Beltsville,MD	—	*	2,021,752	2,503,802	391,474	2,021,752	2,895,276	4,917,028	212,784	2013	5 - 40
12140 Indian Creek Court	Beltsville,MD	—	*	1,196,726	1,949,555	118,870	1,196,726	2,068,424	3,265,150	89,485	2013	5 - 40
12200 Indian Creek Court	Beltsville,MD	—	*	1,347,882	1,460,291	216,607	1,347,882	1,676,898	3,024,780	71,156	2013	5 - 40
12240 Indian Creek Court	Beltsville,MD	—	*	1,479,307	2,159,997	253,923	1,479,307	2,413,921	3,893,228	101,243	2013	5 - 40
1071 Thorndale Avenue	Bensenville,IL	—		2,173,006	2,280,788	234,091	2,173,006	2,514,879	4,687,885	154,631	2013	5 - 40
1260-1274 Ellis Street	Bensenville,IL	—	*	2,298,560	4,020,382	358,604	2,298,560	4,378,986	6,677,546	229,722	2013	5 - 40
371-377 Meyer Road	Bensenville,IL	—	*	1,903,423	3,563,953	300,151	1,903,423	3,864,104	5,767,527	199,086	2013	5 - 40
850-880 Devon Ave	Bensenville,IL	—	*	2,958,756	7,959,013	564,918	2,958,756	8,523,931	11,482,687	402,589	2013	5 - 40
10 Emery Street	Bethlehem, PA	—		5,591,216	32,941,818	3,354,111	8,945,327	32,941,818	41,887,145	34,885	2014	5 - 40
2785 Commerce Center Boulevard	Bethlehem, PA	—		11,961,623	—	46,473,202	12,009,985	46,424,840	58,434,825	1,713,528	2011	5 - 40
74 West Broad Street	Bethlehem, PA	—		1,096,127	—	14,432,830	1,099,079	14,429,878	15,528,957	6,235,792	2002	5 - 40
10801 Nesbitt Avenue South	Bloomington, MN	—		784,577	—	5,010,219	786,382	5,008,414	5,794,796	1,620,711	2001	5 - 40
5705 Old Shakopee Road	Bloomington, MN	—		2,113,223	—	6,052,334	2,148,571	6,016,986	8,165,557	1,886,077	2001	5 - 40
5715 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	2,310,183	1,264,758	4,669,433	5,934,191	1,697,547	2002	5 - 40
5735 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	1,090,289	1,264,758	3,449,539	4,714,297	1,001,168	2002	5 - 40
5775 West Old Shakopee Road	Bloomington, MN	—		2,052,018	3,849,649	1,670,618	2,060,644	5,511,641	7,572,285	2,087,327	2002	5 - 40
6161 Green Valley Drive	Bloomington, MN	—		740,378	3,311,602	1,680,574	709,961	5,022,593	5,732,554	2,088,791	1992	5 - 40
6601-6625 W. 78th Street	Bloomington, MN	—		2,263,060	—	41,737,014	2,310,246	41,689,828	44,000,074	16,555,948	1998	5 - 40
750 Park of Commerce Boulevard	Boca Raton, FL	—		2,430,000	—	22,129,358	2,473,406	22,085,952	24,559,358	3,353,261	2007	5 - 40
777 Yamato Road	Boca Raton, FL	—		4,101,247	16,077,347	6,792,033	4,501,247	22,469,380	26,970,627	9,450,754	1987	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
951 Broken Sound Parkway	Boca Raton, FL	—		1,426,251	6,098,952	1,990,222	1,426,251	8,089,174	9,515,425	3,683,396	1986	5 - 40
1455 Remington Boulevard	Bolingbrook, IL	—		2,501,294	10,704,719	—	2,501,294	10,704,719	13,206,013	589,578	2012	5 - 40
150 E Crossroads Parkway	Bolingbrook, IL	—	*	3,078,949	14,143,377	845,243	3,078,949	14,988,620	18,067,569	681,812	2013	5 - 40
553 S Joliet Avenue	Bolingbrook, IL	—	*	3,764,831	15,109,947	1,016,526	3,764,831	16,126,473	19,891,304	830,092	2013	5 - 40
400 Boulder Drive	Breinigsville, PA	—		2,859,106	—	10,599,615	2,865,575	10,593,146	13,458,721	2,810,834	2003	5 - 40
8201 Industrial Boulevard	Breinigsville, PA	—	*	2,089,719	—	8,353,910	2,222,168	8,221,461	10,443,629	1,836,038	2006	5 - 40
8500 Industrial Bouldvard	Breinigsville, PA	—		8,752,708	—	39,845,367	11,511,499	37,086,576	48,598,075	7,869,714	2007	5 - 40
860 Nestle Way	Breinigsville, PA	—		8,118,881	18,885,486	7,400,855	8,118,881	26,286,341	34,405,222	7,806,275	2004	5 - 40
1485 W. Commerce Avenue	Carlisle, PA	—		4,249,868	13,886,039	2,314,063	4,095,262	16,354,708	20,449,970	5,401,702	2004	5 - 40
40 Logistics Drive	Carlisle, PA	—		7,981,850	—	32,774,046	8,081,272	32,674,624	40,755,896	1,837,960	2011	5 - 40
135-195 East Elk Trail	Carol Stream, IL	—		4,873,094	12,430,320	661,228	4,873,094	13,091,548	17,964,642	418,477	2013	5 - 40
515 Kehoe Boulevard	Carol Stream, IL	—		5,523,427	14,581,705	202,677	5,523,427	14,784,382	20,307,809	495,025	2013	5 - 40
1413 Bradley Lane	Carrollton, TX	—	*	247,477	2,028,322	83,523	247,477	2,111,845	2,359,322	97,622	2013	5 - 40
3200 Belmeade Drive	Carrollton, TX	—		1,042,453	8,027,974	401,254	1,042,453	8,429,228	9,471,681	360,866	2013	5 - 40
1475 Nitterhouse Drive	Chambersburg, PA	—		7,081,007	39,002,011	2,091,556	7,081,007	41,093,567	48,174,574	1,805,946	2013	5 - 40
95 Kriner Road	Chambersburg, PA	—		8,695,501	—	34,926,589	9,407,871	34,214,219	43,622,090	5,767,870	2006	5 - 40
9000 109th Street	Champlain, MN	—	*	1,251,043	11,662,995	119,919	1,251,043	11,782,914	13,033,957	1,144,351	2011	5 - 40
11701 Goodrich Drive	Charlotte, NC	—		2,054,621	6,356,151	631,251	2,054,621	6,987,401	9,042,022	580,952	2013	5 - 40
12810 Virkler Drive	Charlotte, NC	—		475,368	2,367,586	706,208	476,262	3,072,899	3,549,161	294,635	2010	5 - 40
2700 Hutchinson McDonald Road	Charlotte, NC	—		912,500	4,721,259	293,785	912,500	5,015,044	5,927,544	460,922	2011	5 - 40
2701 Hutchinson McDonald Road	Charlotte, NC	—		1,275,000	4,649,750	651,875	1,275,000	5,301,625	6,576,625	495,724	2011	5 - 40
2730 Hutchinson McDonald Road	Charlotte, NC	—		1,878,750	10,129,499	30,657	1,878,750	10,160,156	12,038,906	885,076	2011	5 - 40
2801 Hutchinson McDonald Road	Charlotte, NC	—		1,065,000	6,975,250	211,801	1,065,000	7,187,051	8,252,051	656,037	2011	5 - 40
3000 Crosspoint Center Lane	Charlotte, NC	—		1,831,250	10,779,412	179,996	1,831,250	10,959,408	12,790,658	1,026,986	2011	5 - 40
3005 Crosspoint Center Lane	Charlotte, NC	—		1,990,000	6,561,540	442,677	1,990,000	7,004,217	8,994,217	648,233	2011	5 - 40
4045 Perimeter West Drive	Charlotte, NC	—		1,418,928	7,511,050	8,510	1,418,928	7,519,560	8,938,488	790,434	2011	5 - 40
4047 Perimeter West Drive	Charlotte, NC	—		1,279,004	—	6,396,981	1,279,004	6,396,981	7,675,985	490,797	2011	5 - 40
4525 Statesville Road	Charlotte, NC	—		841,250	5,279,315	313,661	837,144	5,597,082	6,434,226	492,662	2011	5 - 40
4835 Sirona Drive	Charlotte, NC	4,055,621		690,750	5,086,388	182,041	690,750	5,268,429	5,959,179	465,537	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4925 Sirona Drive	Charlotte, NC	4,011,687		603,003	4,969,011	31,500	603,003	5,000,511	5,603,514	392,055	2012	5 - 40
5033 Sirona Drive	Charlotte, NC	3,521,593		509,247	4,710,218	193,375	613,962	4,798,878	5,412,840	306,891	2012	5 - 40
5039 Sirona Drive	Charlotte, NC	—		1,027,500	6,172,807	20,992	1,027,500	6,193,799	7,221,299	41,665	2014	5 - 40
8910 Pioneer Avenue	Charlotte, NC	—		527,873	4,959,206	51,226	527,873	5,010,432	5,538,305	440,808	2011	5 - 40
8916 Pioneer Avenue	Charlotte, NC	—		557,730	5,785,333	345,123	557,730	6,130,456	6,688,186	537,610	2011	5 - 40
1301 Executive Boulevard	Chesapeake, VA	—		997,570	—	5,090,852	970,151	5,118,271	6,088,422	1,070,574	2005	5 - 40
1305 Executive Boulevard	Chesapeake, VA	—		861,020	—	5,317,649	1,129,850	5,048,819	6,178,669	1,470,458	2002	5 - 40
1309 Executive Boulevard	Chesapeake, VA	—		926,125	—	5,098,066	955,374	5,068,817	6,024,191	1,755,796	2001	5 - 40
1313 Executive Boulevard	Chesapeake, VA	—		1,180,036	—	5,146,319	1,708,050	4,618,305	6,326,355	1,661,772	2002	5 - 40
2601 Indian River Road	Chesapeake, VA	—	*	1,711,746	10,418,032	433,142	1,711,746	10,851,174	12,562,920	488,122	2013	5 - 40
500 Independence Parkway	Chesapeake, VA	—		864,150	4,427,285	660,242	866,609	5,085,068	5,951,677	1,647,398	2004	5 - 40
501 Independence Parkway	Chesapeake, VA	—		1,202,556	5,975,538	1,588,745	1,292,273	7,474,566	8,766,839	2,047,049	2005	5 - 40
505 Independence Parkway	Chesapeake, VA	—		1,292,062	6,456,515	1,413,739	1,292,254	7,870,061	9,162,315	2,014,499	2005	5 - 40
510 Independence Parkway	Chesapeake, VA	—		2,012,149	7,546,882	1,015,278	2,014,689	8,559,621	10,574,310	2,462,068	2005	5 - 40
676 Independence Parkway	Chesapeake, VA	—		1,527,303	—	11,380,921	1,562,903	11,345,321	12,908,224	1,668,090	2006	5 - 40
700 Independence Parkway	Chesapeake, VA	—		1,950,375	7,236,994	663,174	1,951,135	7,899,408	9,850,543	2,560,770	2004	5 - 40
1540 S 54th Avenue	Cicero, IL	—		3,540,236	20,130,552	927,655	3,540,236	21,058,207	24,598,443	872,113	2013	5 - 40
4650 Lake Forest Drive	Cinncinnati, OH	—		1,030,242	4,003,024	150,831	1,030,242	4,153,854	5,184,096	191,841	2013	5 - 40
4750 Lake Forest Drive	Cinncinnati, OH	—		1,138,166	5,914,789	197,670	1,138,166	6,112,459	7,250,625	305,507	2013	5 - 40
9645 Gerwig Lane	Columbia, MD	—		1,915,960	6,461,228	320,391	1,915,960	6,781,619	8,697,579	318,937	2013	5 - 40
2550 John Glenn Avenue	Columbus, OH	—		540,601	5,129,342	169,332	540,601	5,298,674	5,839,275	220,056	2013	5 - 40
3800 Twin Creeks Drive	Columbus, OH	—		549,393	4,643,302	181,695	549,393	4,824,997	5,374,390	223,841	2013	5 - 40
455 Airline Drive	Coppell, TX	—	*	312,701	2,311,531	742,190	312,701	3,053,721	3,366,422	202,145	2013	5 - 40
2130 Baldwin Avenue	Crofton, MD	—		3,172,032	7,350,782	418,907	3,172,032	7,769,689	10,941,721	345,403	2013	5 - 40
329-333 Herrod Boulevard	Dayton, NJ	—	*	4,039,559	20,863,051	2,217,455	4,039,559	23,080,506	27,120,065	895,237	2013	5 - 40
1250 Hall Court	Deer Park, TX	—		829,570	4,778,327	47,399	831,611	4,823,685	5,655,296	1,053,460	2006	5 - 40
301-321 S Goolsby Boulevard	Deerfield Beach, FL	—		498,136	2,781,180	162,422	498,136	2,943,602	3,441,738	105,281	2013	5 - 40
1680 Executive Drive	Duluth, GA	—		1,928,412	4,651,819	569,167	1,928,412	5,220,986	7,149,398	331,184	2013	5 - 40
1700 Executive Drive	Duluth, GA	—		1,082,072	2,496,599	444,944	1,082,072	2,941,543	4,023,615	166,657	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
2670 Breckinridge Boulevard	Duluth, GA	—		1,676,415	4,567,592	637,896	1,676,415	5,205,489	6,881,904	301,450	2013	5 - 40
170 Parkway West	Duncan, SC	—		598,348	3,643,756	205,725	598,918	3,848,911	4,447,829	971,351	2006	5 - 40
190 Parkway West	Duncan, SC	—		551,663	3,310,993	249,227	552,211	3,559,671	4,111,882	773,710	2006	5 - 40
265 Parkway East	Duncan, SC	—		901,444	5,751,389	190,639	902,374	5,941,098	6,843,472	1,591,923	2006	5 - 40
285 Parkway East	Duncan, SC	—		975,433	5,851,990	358,457	976,393	6,209,487	7,185,880	1,389,150	2006	5 - 40
1000 Parliament Court	Durham, NC	—		2,229,000	7,064,506	(6,132)	2,229,000	7,058,374	9,287,374	141,180	2014	5 - 40
4226 Surles Court	Durham, NC	—		1,440,000	7,932,265	119,316	1,440,000	8,051,581	9,491,581	147,601	2014	5 - 40
4227 Surles Court	Durham, NC	—		1,500,000	5,624,030	20,889	1,500,000	5,644,918	7,144,918	94,358	2014	5 - 40
4234 Surles Court	Durham, NC	—		1,440,000	7,356,161	(5,933)	1,440,000	7,350,228	8,790,228	141,372	2014	5 - 40
4300 Emperor Center	Durham, NC	—		1,576,500	4,240,961	—	1,576,500	4,240,961	5,817,461	75,792	2014	5 - 40
3169 Dodd Road	Eagan, MN	—		988,594	6,586,907	—	988,594	6,586,907	7,575,501	538,170	2012	5 - 40
3255 Neil Armstrong Boulevard	Eagan, MN	—		1,131,017	—	3,366,267	1,103,860	3,393,424	4,497,284	1,361,295	1998	5 - 40
3711 Kennebec Drive	Eagan, MN	—		999,702	4,042,589	312,232	999,702	4,354,821	5,354,523	567,528	2011	5 - 40
917 Lone Oak Road	Eagan, MN	—	*	1,493,115	6,120,455	711,446	1,493,115	6,831,901	8,325,016	387,420	2013	5 - 40
10301-10305 West 70th Street	Eden Prairie, MN	—		120,622	1,085,226	209,456	118,300	1,297,004	1,415,304	540,055	1984	5 - 40
10321 West 70th Street	Eden Prairie, MN	—		145,198	1,305,700	571,300	142,399	1,879,799	2,022,198	741,150	1984	5 - 40
10333 West 70th Street	Eden Prairie, MN	—		110,746	995,868	395,071	108,610	1,393,075	1,501,685	686,758	1984	5 - 40
10349-10357 West 70th Street	Eden Prairie, MN	—		275,903	2,481,666	790,745	270,584	3,277,730	3,548,314	1,473,755	1985	5 - 40
10365-10375 West 70th Street	Eden Prairie, MN	—		291,077	2,618,194	905,655	285,464	3,529,462	3,814,926	1,470,536	1985	5 - 40
10393-10394 West 70th Street	Eden Prairie, MN	—		269,618	2,423,318	1,397,727	264,419	3,826,244	4,090,663	1,356,626	1985	5 - 40
10400 Viking Drive	Eden Prairie, MN	—		2,912,391	—	23,631,155	2,938,372	23,605,174	26,543,546	10,312,893	1999	5 - 40
7075 Flying Cloud Drive	Eden Prairie, MN	—		10,232,831	10,855,851	53,338	10,243,977	10,898,042	21,142,019	2,135,275	2007	5 - 40
7078 Shady Oak Road	Eden Prairie, MN	—		343,093	3,085,795	1,528,369	336,481	4,620,776	4,957,257	2,037,707	1985	5 - 40
7615 Smetana Lane	Eden Prairie, MN	—		1,011,517	—	9,042,963	3,000,555	7,053,925	10,054,480	2,509,222	2001	5 - 40
7625 Smetana Lane	Eden Prairie, MN	—		4,500,641	—	3,282,060	1,916,609	5,866,092	7,782,701	1,366,800	2006	5 - 40
7695-7699 Anagram Drive	Eden Prairie, MN	—		760,525	3,254,758	1,171,692	760,525	4,426,450	5,186,975	2,103,041	1997	5 - 40
7777 Golden Triangle Drive	Eden Prairie, MN	—		993,101	2,136,862	1,299,413	993,101	3,436,274	4,429,375	1,399,635	2000	5 - 40
7800 Equitable Drive	Eden Prairie, MN	—		2,188,525	3,788,762	573,212	2,188,525	4,361,973	6,550,498	1,608,943	1993	5 - 40
7905 Fuller Road	Eden Prairie, MN	—		1,229,862	4,075,167	1,980,136	1,230,965	6,054,200	7,285,165	3,258,697	1994	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
8855 Columbine Road	Eden Prairie, MN	—		1,400,925	—	5,199,574	1,599,757	5,000,742	6,600,499	1,322,395	2000	5 - 40
8911 Columbine Road	Eden Prairie, MN	—		916,687	—	4,444,635	1,718,407	3,642,915	5,361,322	913,476	2000	5 - 40
8937 Columbine Road	Eden Prairie, MN	—		1,325,829	—	5,872,477	1,739,966	5,458,340	7,198,306	1,468,530	2001	5 - 40
8967 Columbine Road	Eden Prairie, MN	—		1,450,000	—	4,536,312	1,450,000	4,536,312	5,986,312	1,565,519	2000	5 - 40
8995 Columbine Road	Eden Prairie, MN	—		1,087,594	—	4,610,464	2,055,296	3,642,762	5,698,058	1,122,150	2001	5 - 40
9023 Columbine Road	Eden Prairie, MN	—		1,956,273	—	6,223,935	1,956,273	6,223,935	8,180,208	2,262,205	1999	5 - 40
2250 Arthur Avenue	Elk Grove, IL	—		1,403,196	2,386,396	51,263	1,403,196	2,437,659	3,840,855	110,507	2013	5 - 40
6600 Business Parkway	Elkridge, MD	—		3,680,220	14,671,910	395,304	3,680,220	15,067,214	18,747,434	564,896	2013	5 - 40
6675 Business Parkway	Elkridge, MD	—	*	2,421,854	9,730,192	271,090	2,421,854	10,001,282	12,423,136	383,902	2013	5 - 40
7351 Coca Cola Drive	Elkridge, MD	—		1,897,044	—	7,287,620	3,023,417	6,161,247	9,184,664	1,466,278	2006	5 - 40
21705-21707 Mississippi Street	Elwood, IL	—		10,594,259	30,329,802	892,439	10,594,259	31,222,242	41,816,501	2,850,990	2011	5 - 40
27143 S. Baseline Road	Elwood, IL	—		6,022,000	5,612,934	316,780	6,022,000	5,929,714	11,951,714	585,497	2011	5 - 40
1800 Donaldson Road	Erlanger, KY	—		—	13,211,604	616,661	—	13,828,265	13,828,265	1,076,746	2013	5 - 40
180 Sheree Boulevard	Exton, PA	—		2,647,861	11,334,403	2,771,018	2,649,426	14,103,856	16,753,282	3,581,319	2007	5 - 40
6880 Fairfield Drive	Fairfield, OH	—		412,136	3,029,177	74,745	412,136	3,103,922	3,516,058	129,645	2013	5 - 40
7000-7018 Fairfield Business	Fairfield, OH	—		367,925	2,205,817	79,892	367,925	2,285,709	2,653,634	105,435	2013	5 - 40
2000 Southpointe Drive	Forest Park, GA	—		756,221	9,115,626	499,723	756,221	9,615,349	10,371,570	426,230	2013	5 - 40
1400 NW 65th Place	Fort Lauderdale, FL	—	*	545,480	2,540,210	66,119	545,480	2,606,329	3,151,809	98,750	2013	5 - 40
6500 NW 12th Avenue	Fort Lauderdale, FL	—	*	—	3,064,734	275,929	—	3,340,663	3,340,663	149,571	2013	5 - 40
6501 NW 12th Avenue	Fort Lauderdale, FL	—		519,984	2,677,465	51,998	519,984	2,729,463	3,249,447	109,792	2013	5 - 40
6600 NW 12th Avenue	Fort Lauderdale, FL	—	*	—	2,988,181	184,139	—	3,172,320	3,172,320	144,246	2013	5 - 40
5400 Alliance Gateway Freeway	Fort Worth, TX	—		1,515,860	6,710,118	403,669	1,515,860	7,113,787	8,629,647	385,887	2013	5 - 40
101 Constitution Boulevard	Franklin, MA	—		532,339	4,206,412	362,342	532,339	4,568,754	5,101,093	289,771	2013	5 - 40
20 Liberty Way	Franklin, MA	—		618,521	4,570,341	366,408	618,521	4,936,749	5,555,270	257,465	2013	5 - 40
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	242,595	475,262	4,159,829	4,635,091	2,034,337	1995	5 - 40
200 W Cypress Creek Road	Ft. Lauderdale, FL	—		3,414,989	2,399,738	9,526,679	3,414,989	11,926,417	15,341,406	2,514,829	2003	5 - 40
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	1,476,816	625,111	5,631,719	6,256,830	2,437,758	1985	5 - 40
12601 Industry Street	Garden Grove, CA	—		2,048,143	1,088,697	70,518	2,048,143	1,159,215	3,207,358	91,839	2013	5 - 40
12641 Industry Street	Garden Grove, CA	—		3,766,822	2,539,214	132,812	3,766,822	2,672,026	6,438,848	121,987	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
12681-12691 Pala Drive	Garden Grove, CA	—		5,221,102	3,225,596	(1,521)	5,220,148	3,225,029	8,445,177	56,969	2014	5 - 40
850 S Jupiter Road	Garland, TX	—		799,707	6,122,065	402,188	799,707	6,524,253	7,323,960	263,880	2013	5 - 40
2510 W Main Street	Grand Prairie, TX	—	*	1,785,741	11,158,818	988,249	1,785,741	12,147,067	13,932,808	668,776	2013	5 - 40
4251 North Highway 121	Grapevine, TX	—	*	1,165,780	7,799,270	420,260	1,165,780	8,219,529	9,385,309	384,152	2013	5 - 40
116 Pleasant Ridge Road	Greenville, SC	—		1,547,811	—	14,181,664	3,712,683	12,016,792	15,729,475	1,982,229	2006	5 - 40
25 Brookfield Oaks Drive	Greenville, SC	—		288,823	3,441,512	28,405	288,823	3,469,917	3,758,740	126,648	2014	5 - 40
45 Brookfield Oaks Drive	Greenville, SC	—		818,114	—	4,468,582	825,529	4,461,167	5,286,696	847,825	2006	5 - 40
2011 Southtech Drive	Greenwood, IN	—		223,702	3,574,142	310,465	223,702	3,884,607	4,108,309	215,974	2013	5 - 40
2121 Southtech Drive	Greenwood, IN	—		272,823	3,606,920	411,808	272,823	4,018,729	4,291,552	269,601	2013	5 - 40
800 Commerce Parkway West Drive	Greenwood, IN	—		1,374,664	29,963,830	1,540,221	1,374,664	31,504,051	32,878,715	1,328,513	2013	5 - 40
110 Caliber Ridge Drive	Greer, SC	—		555,549	—	6,305,563	1,228,880	5,632,232	6,861,112	30,651		5 - 40
1487 South Highway 101	Greer, SC	—		464,237	—	5,829,595	1,301,738	4,992,094	6,293,832	745,613	2007	5 - 40
2727 London Grove Road	Groveport, OH	—		1,875,607	11,937,935	334,714	1,875,607	12,272,649	14,148,256	598,991	2013	5 - 40
11841 Newgate Boulevard	Hagerstown, MD	—		3,356,207	—	30,555,105	9,741,685	24,169,627	33,911,312	4,362,445	2008	5 - 40
1 Enterprise Parkway	Hampton, VA	—		974,675	5,579,869	1,727,218	974,675	7,307,087	8,281,762	3,390,357	1987	5 - 40
1317 Executive Boulevard	Hampton, VA	—		1,650,423	—	7,950,516	1,128,829	8,472,110	9,600,939	1,755,394	2006	5 - 40
21 Enterprise Parkway	Hampton, VA	—		263,668	8,167,118	1,128,297	265,719	9,293,364	9,559,083	3,548,369	1999	5 - 40
22 Enterprise Parkway	Hampton, VA	—		1,097,368	6,760,778	1,519,852	1,097,368	8,280,630	9,377,998	3,629,037	1990	5 - 40
5 Manhattan Square	Hampton, VA	—		207,368	—	1,540,748	212,694	1,535,422	1,748,116	543,511	1999	5 - 40
521 Butler Farm Road	Hampton, VA	—		750,769	2,911,149	266,469	710,486	3,217,901	3,928,387	957,344	2003	5 - 40
1560 Hunter Road	Hanover Park, IL	—	*	2,639,734	12,310,741	578,659	2,639,734	12,889,400	15,529,134	543,284	2013	5 - 40
1575 Hunter Road	Hanover Park, IL	—	*	3,293,284	17,235,926	836,967	3,293,284	18,072,893	21,366,177	767,470	2013	5 - 40
7361 Coca Cola Drive	Hanover, MD	—		2,245,187	—	9,391,010	3,822,710	7,813,487	11,636,197	1,201,335	2004	5 - 40
500 McCarthy Drive	Harrisburg, PA	—	*	5,194,872	19,991,436	4,541,093	5,687,013	24,040,388	29,727,401	7,143,282	2005	5 - 40
600 Industrial Drive	Harrisburg, PA	—		7,743,800	—	29,161,032	9,368,557	27,536,275	36,904,832	7,033,344	2005	5 - 40
7195 Grayson Road	Harrisburg, PA	—		464,534	6,066,272	189,405	464,534	6,255,677	6,720,211	246,920	2013	5 - 40
7253 Grayson Road	Harrisburg, PA	—		954,130	10,585,367	339,743	954,130	10,925,110	11,879,240	407,825	2013	5 - 40
12537 Cerise Avenue	Hawthorne, CA	—		2,203,194	5,758,809	94,181	2,203,194	5,852,990	8,056,184	214,142	2013	5 - 40
1010 Petersburg Road	Hebron, KY	—		305,471	5,434,505	306,564	305,471	5,741,069	6,046,540	248,502	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
785 Lindbergh Court	Hebron, KY	—	401,410	3,087,899	466,391	401,410	3,554,290	3,955,700	198,999	2013	5 - 40
805 Lindbergh Court	Hebron, KY	—	292,096	2,502,486	156,556	292,096	2,659,041	2,951,137	134,921	2013	5 - 40
825 Lindbergh Court	Hebron, KY	—	370,149	3,095,116	223,435	370,149	3,318,552	3,688,701	195,790	2013	5 - 40
845 Lindbergh Court	Hebron, KY	—	444,318	3,811,889	257,404	444,318	4,069,293	4,513,611	202,478	2013	5 - 40
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	6,219,495	791,880	5,521,889	6,313,769	1,175,122	2005	5 - 40
4183 Eagle Hill Drive	High Point, NC	—	122,203	—	3,309,887	526,266	2,905,824	3,432,090	1,093,077	2001	5 - 40
4189 Eagle Hill Drive	High Point, NC	—	100,106	—	3,608,848	431,106	3,277,848	3,708,954	1,355,746	2001	5 - 40
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,582,764	505,700	3,184,650	3,690,350	912,889	2004	5 - 40
4328, 4336 Federal Drive	High Point, NC	1,548,668	521,122	—	7,525,947	825,092	7,221,977	8,047,069	4,564,462	1995	5 - 40
4344 Federal Drive	High Point, NC	—	484,001	—	3,071,417	173,623	3,381,795	3,555,418	1,577,538	1996	5 - 40
4380 Federal Drive	High Point, NC	—	282,996	—	2,160,892	283,368	2,160,520	2,443,888	984,864	1997	5 - 40
4388 Federal Drive	High Point, NC	—	143,661	—	1,213,832	132,655	1,224,838	1,357,493	533,759	1997	5 - 40
4475 Premier Drive	High Point, NC	—	748,693	—	6,805,541	1,525,421	6,028,813	7,554,234	977,259	2006	5 - 40
4500 Green Point Drive	High Point, NC	—	230,622	—	2,758,237	231,692	2,757,167	2,988,859	1,300,726	1989	5 - 40
4501 Green Point Drive	High Point, NC	—	319,289	—	3,156,348	320,450	3,155,187	3,475,637	1,618,112	1989	5 - 40
4523 Green Point Drive	High Point, NC	—	234,564	—	3,338,836	235,698	3,337,702	3,573,400	1,964,835	1988	5 - 40
4524 Green Point Drive	High Point, NC	—	182,810	—	2,700,754	183,888	2,699,676	2,883,564	1,547,668	1989	5 - 40
Unit 5 Logix Road	Hinckley, UK	—	10,547,677	29,691,911	(2,376,899)	9,924,640	27,938,049	37,862,689	1,028,220	2013	5 - 40
1515 6th Street South	Hopkins,MN	—	813,036	1,503,075	364,382	813,036	1,867,457	2,680,493	148,094	2013	5 - 40
1600 5th Street South	Hopkins,MN	—	339,336	2,106,454	80,794	339,336	2,187,249	2,526,585	89,465	2013	5 - 40
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	59,073	38,729	408,884	447,613	170,127	1975	5 - 40
100 Witmer Road	Horsham, PA	—	3,102,784	—	20,391,485	3,764,784	19,729,485	23,494,269	7,044,882	1996	5 - 40
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	617,512	255,528	2,765,010	3,020,538	1,164,464	1982	5 - 40
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	2,076,842	732,552	7,885,269	8,617,821	3,577,353	1977	5 - 40
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	1,200,013	452,251	4,264,712	4,716,963	2,015,331	1975	5 - 40
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,203,842	1,185,635	3,429,717	4,615,352	1,226,377	1985	5 - 40
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	459,093	270,906	2,907,592	3,178,498	1,259,056	1978	5 - 40
104 Witmer Road	Horsham, PA	—	1,248,148	—	593,447	189,793	1,651,802	1,841,595	686,901	1975	5 - 40
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	1,953,408	673,041	7,729,777	8,402,818	3,295,384	1979	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,275,890	489,032	5,402,041	5,891,073	2,540,177	1981	5 - 40
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	471,717	451,731	3,542,059	3,993,790	1,488,391	1975	5 - 40
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	1,896,617	558,142	6,702,132	7,260,274	2,840,804	1980	5 - 40
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,125,649	393,019	4,436,667	4,829,686	1,971,553	1975	5 - 40
132 Welsh Road	Horsham, PA	—	1,333,642	—	3,856,072	1,408,041	3,781,673	5,189,714	1,658,898	1998	5 - 40
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	957,148	294,673	3,620,870	3,915,543	1,661,733	1976	5 - 40
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,951,593	1982	5 - 40
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,630,465	1,265,363	9,414,346	10,679,709	4,306,233	1989	5 - 40
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	2,190,173	638,513	8,001,496	8,640,009	3,588,279	1990	5 - 40
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	2,297,906	502,705	6,838,503	7,341,208	2,983,479	1982	5 - 40
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	2,324,673	380,802	5,757,431	6,138,233	2,469,255	1983	5 - 40
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	2,098,514	270,282	4,539,790	4,810,072	1,888,542	1972	5 - 40
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	2,917,249	629,944	8,650,477	9,280,421	3,058,488	1990	5 - 40
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	1,323,981	436,952	5,272,944	5,709,896	2,317,867	1981	5 - 40
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,999,990	629,944	7,733,224	8,363,168	3,841,222	1990	5 - 40
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	1,830,425	464,871	5,782,397	6,247,268	2,644,978	1978	5 - 40
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	640,370	696,061	3,980,360	4,676,421	1,823,181	1985	5 - 40
300 Welsh Road - Building 3	Horsham, PA	—	180,459	1,441,473	633,163	180,459	2,074,635	2,255,094	920,446	1983	5 - 40
300 Welsh Road - Building 4	Horsham, PA	—	282,493	2,256,508	1,769,703	282,493	4,026,211	4,308,704	1,907,245	1983	5 - 40
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,834,004	376,475	5,165,765	5,542,240	2,736,644	1982	5 - 40
4 Walnut Grove	Horsham, PA	—	2,515,115	—	10,809,109	2,515,115	10,809,109	13,324,224	5,046,256	1999	5 - 40
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	1,849,211	583,628	6,719,437	7,303,065	2,791,088	1981	5 - 40
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,982,282	1,322,317	4,514,425	5,836,742	1,405,567	2003	5 - 40
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	10,357,952	1,939,712	9,484,191	11,423,903	3,689,060	2000	5 - 40
506 Prudential Road	Horsham, PA	—	208,140	895,470	894,621	208,140	1,790,091	1,998,231	878,782	1973	5 - 40
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,408,030	1,131,380	13,725,650	14,857,030	6,683,111	1988	5 - 40
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	1,483,904	709,967	2,855,008	3,564,975	562,069	2003	5 - 40
680 Blair Mill Road	Horsham, PA	—	3,527,151	—	17,513,692	4,138,577	16,902,266	21,040,843	6,001,289	2001	5 - 40
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,432,489	2,631,956	18,432,229	21,064,185	3,441,129	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
700 Dresher Road	Horsham, PA	—		2,551,777	3,020,638	3,596,408	2,565,140	6,603,683	9,168,823	2,485,966	1987	5 - 40
747 Dresher Road	Horsham, PA	—		1,607,238	—	5,032,964	1,607,977	5,032,225	6,640,202	3,120,360	1988	5 - 40
767 Electronic Drive	Horsham, PA	—		1,229,685	—	2,436,397	1,241,970	2,424,112	3,666,082	1,433,977	1996	5 - 40
1000 South Loop West	Houston, TX	—	*	509,351	3,549,504	395,718	509,351	3,945,222	4,454,573	203,455	2013	5 - 40
10241 W Little York Road	Houston, TX	—		558,491	5,740,552	129,761	558,491	5,870,313	6,428,804	218,761	2013	5 - 40
10245 W Little York Road	Houston, TX	—		426,927	3,460,513	234,333	426,927	3,694,846	4,121,773	174,611	2013	5 - 40
10301 Round Up Lane	Houston, TX	—		545,501	2,927,700	1,014,387	545,501	3,942,086	4,487,587	306,335	2010	5 - 40
10305 Round Up Lane	Houston, TX	—		1,340,609	7,489,720	3,358,808	1,340,609	10,848,527	12,189,136	1,387,761	2010	5 - 40
10607 Haddington Drive	Houston, TX	—	*	201,469	1,631,561	175,697	201,469	1,807,259	2,008,728	78,814	2013	5 - 40
10735 West Little York Road	Houston, TX	—	*	1,110,988	6,351,946	3,271,063	1,135,483	9,598,514	10,733,997	2,691,079	2000	5 - 40
10739 West Little York Road	Houston, TX	—	*	797,931	5,950,894	401,107	799,560	6,350,372	7,149,932	2,003,943	1999	5 - 40
11201 Greens Crossing Boulevard	Houston, TX	—	*	1,006,194	5,412,584	2,777,537	1,008,542	8,187,773	9,196,315	2,018,474	2007	5 - 40
1283 N Post Oak Road	Houston, TX	—	*	80,730	870,656	145,476	80,730	1,016,132	1,096,862	48,433	2013	5 - 40
1287 N Post Oak Road	Houston, TX	—	*	146,654	1,620,780	59,710	146,654	1,680,489	1,827,143	90,144	2013	5 - 40
1291 N Post Oak Road	Houston, TX	—	*	510,102	4,129,042	441,345	510,102	4,570,387	5,080,489	203,222	2013	5 - 40
1416 N Sam Houston Parkway East	Houston, TX	—	*	218,850	1,639,902	329,902	218,850	1,969,803	2,188,653	82,673	2013	5 - 40
1420 N Sam Houston Parkway East	Houston, TX	—	*	211,279	1,554,156	111,783	211,279	1,665,939	1,877,218	78,870	2013	5 - 40
14200 Hollister Road	Houston, TX	—		1,396,794	—	4,855,857	1,699,632	4,553,019	6,252,651	303,736	2011	5 - 40
1424 N Sam Houston Parkway East	Houston, TX	—	*	283,107	2,077,323	284,788	283,107	2,362,111	2,645,218	110,954	2013	5 - 40
1428 N Sam Houston Parkway East	Houston, TX	—	*	367,446	1,952,453	133,350	367,446	2,085,802	2,453,248	101,311	2013	5 - 40
14300 Hollister Road	Houston, TX	—	*	1,377,193	—	5,497,809	1,405,899	5,469,103	6,875,002	159,872	2014	5 - 40
14400 Hollister Road	Houston, TX	—	*	1,830,419	—	7,063,858	1,861,540	7,032,737	8,894,277	442,923	2012	5 - 40
15102 Sommermeyer Street	Houston, TX	—		755,121	3,155,774	247,397	755,121	3,403,171	4,158,292	170,031	2013	5 - 40
15150 Sommermeyer Street	Houston, TX	—		418,580	1,564,587	295,011	418,580	1,859,598	2,278,178	88,933	2013	5 - 40
16330 Central Green Boulevard	Houston, TX	—	*	1,540,109	—	8,524,625	1,966,472	8,098,262	10,064,734	204,640	2014	5 - 40
16405 Air Center Boulevard	Houston, TX	—		438,853	3,030,396	506,207	438,853	3,536,603	3,975,456	1,604,732	1997	5 - 40
16420 West Hardy Road	Houston, TX	—		529,876	3,267,872	149,476	529,876	3,417,348	3,947,224	133,420	2013	5 - 40
16445 Air Center Boulevard	Houston, TX	—	*	363,339	2,509,186	266,552	363,339	2,775,738	3,139,077	1,200,463	1997	5 - 40
1646 Rankin Road	Houston, TX	—	*	329,961	—	4,944,959	592,234	4,682,686	5,274,920	1,002,826	2005	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1655 Townhurst Drive	Houston, TX	—	*	197,226	935,036	474,198	197,226	1,409,234	1,606,460	57,052	2013	5 - 40
16580 Air Center Boulevard	Houston, TX	—	*	289,000	3,559,857	1,281,260	289,000	4,841,118	5,130,118	1,631,421	1997	5 - 40
16602 Central Green Boulevard	Houston, TX	—	*	284,403	—	4,953,014	503,779	4,733,638	5,237,417	1,075,204	2005	5 - 40
16605 Air Center Boulevard	Houston, TX	—	*	298,999	—	3,417,513	496,186	3,220,326	3,716,512	1,014,594	2002	5 - 40
1665 Townhurst Drive	Houston, TX	—	*	452,439	2,016,585	57,074	452,439	2,073,658	2,526,097	81,921	2013	5 - 40
16680 Central Green Boulevard	Houston, TX	—	*	311,952	—	4,165,907	492,869	3,984,990	4,477,859	1,028,469	2001	5 - 40
16685 Air Center Boulevard	Houston, TX	—	*	414,691	—	2,459,484	414,691	2,459,484	2,874,175	643,446	2004	5 - 40
1755 Trans Central Drive	Houston, TX	—	*	293,534	3,036,269	724,255	306,147	3,747,911	4,054,058	1,217,765	1999	5 - 40
4301 S Pinemont Drive	Houston, TX	—	*	226,973	1,174,979	77,965	226,973	1,252,944	1,479,917	64,788	2013	5 - 40
4401 S Pinemont Drive	Houston, TX	—	*	244,240	1,412,622	75,463	244,240	1,488,085	1,732,325	120,514	2013	5 - 40
4501 S Pinemont Drive	Houston, TX	—	*	252,907	1,504,053	55,906	252,907	1,559,959	1,812,866	125,078	2013	5 - 40
5200 N. Sam Houston Parkway	Houston, TX	—	*	1,519,458	7,135,548	3,649,598	1,520,074	10,784,530	12,304,604	2,575,531	2007	5 - 40
5250 N. Sam Houston Parkway	Houston, TX	—	*	2,173,287	8,868,256	2,740,727	2,173,942	11,608,328	13,782,270	2,362,379	2007	5 - 40
5500 N. Sam Houston Parkway West	Houston, TX	—		1,243,541	—	6,452,951	1,513,152	6,183,340	7,696,492	570,606	2011	5 - 40
8017 Pinemont Drive	Houston, TX	—		900,953	5,323,727	91,219	900,953	5,414,946	6,315,899	203,059	2013	5 - 40
8272 El Rio Street	Houston, TX	—	*	530,494	4,108,626	255,506	530,494	4,364,132	4,894,626	191,504	2013	5 - 40
8282 El Rio Street	Houston, TX	—	*	450,422	3,304,942	637,280	450,422	3,942,222	4,392,644	162,469	2013	5 - 40
8301 Fallbrook Drive	Houston, TX	—	*	4,515,862	—	26,894,221	7,083,514	24,326,569	31,410,083	4,209,471	2006	5 - 40
850 Greens Parkway	Houston, TX	—	*	2,893,405	11,593,197	2,849,036	2,899,861	14,435,776	17,335,637	2,562,574	2007	5 - 40
860 Greens Parkway	Houston, TX	—	*	1,399,365	6,344,650	1,579,558	1,374,012	7,949,561	9,323,573	1,490,162	2007	5 - 40
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	*	2,290,001	15,297,141	2,023,870	2,290,002	17,321,010	19,611,012	5,164,247	2000	5 - 40
8802-8824 Fallbrook Drive	Houston, TX	—	*	2,774,995	6,364,767	1,362,915	2,775,021	7,727,655	10,502,676	2,342,008	2004	5 - 40
8825-8839 N Sam Houston Parkway	Houston, TX	—	*	638,453	3,258,815	694,831	638,477	3,953,621	4,592,098	962,028	2004	5 - 40
8850-8872 Fallbrook Drive	Houston, TX	—	*	504,317	2,878,351	1,054,230	504,341	3,932,557	4,436,898	1,467,037	2004	5 - 40
Liberty 11 at Central Green	Houston, TX	—		1,748,348	—	9,388,335	2,120,319	9,016,364	11,136,683	493,289	2012	5 - 40
Cabot III UK1B01	Isle of Man, UK	—		11,888,058	35,003,668	(2,769,630)	11,185,846	32,936,250	44,122,096	1,170,109	2013	5 - 40
1011 N Hilltop Drive	Itasca, IL	—		842,043	984,087	85,979	842,043	1,070,066	1,912,109	41,246	2013	5 - 40
1035 N Hilltop Drive	Itasca, IL	—		875,172	2,071,051	52,042	875,172	2,123,094	2,998,266	90,707	2013	5 - 40
1549 W Glenlake Avenue	Itasca, IL	—	*	1,339,627	3,763,288	184,424	1,339,627	3,947,711	5,287,338	157,326	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
901 N Hilltop Drive	Itasca, IL	—		866,378	2,112,616	46,745	866,378	2,159,361	3,025,739	82,105	2013	5 - 40
925 N Hilltop Drive	Itasca, IL	—		945,251	2,010,181	46,316	945,251	2,056,497	3,001,748	76,319	2013	5 - 40
8241 Sandy Court	Jessup, MD	—		1,246,618	6,844,393	424,643	1,246,618	7,269,035	8,515,653	283,274	2013	5 - 40
8242 Sandy Court	Jessup, MD	—		1,488,746	9,072,440	1,118,340	1,488,746	10,190,780	11,679,526	385,761	2013	5 - 40
8246 Sandy Court	Jessup, MD	—		590,922	3,374,522	93,541	590,922	3,468,063	4,058,985	140,981	2013	5 - 40
1305 Chastain Road NW	Kennesaw, GA	—	*	808,159	5,712,959	613,490	808,159	6,326,449	7,134,608	319,389	2013	5 - 40
1325 Chastain Road NW	Kennesaw, GA	—	*	1,612,924	9,771,680	1,387,503	1,612,924	11,159,183	12,772,107	620,142	2013	5 - 40
3600 Cobb International Boulevard NW	Kennesaw, GA	—		716,860	6,962,212	433,426	716,860	7,395,639	8,112,499	362,293	2013	5 - 40
Unit 1 Bear Way	Kettering, UK	—		10,849,890	36,219,855	(2,780,348)	10,209,001	34,080,396	44,289,397	1,221,467	2013	5 - 40
151 South Warner Road	King of Prussia, PA	—		1,218,086	6,937,866	6,834,149	1,187,900	13,802,201	14,990,101	2,179,231	1980	5 - 40
170 South Warner Road	King of Prussia, PA	—		547,800	3,137,400	5,612,558	458,232	8,839,526	9,297,758	3,172,026	1980	5 - 40
180 South Warner Drive	King of Prussia, PA	—		995,393	—	8,781,614	—	9,777,007	9,777,007	1,128,905	2009	5 - 40
190 South Warner Road	King of Prussia, PA	—		552,200	3,162,600	1,545,816	461,909	4,798,707	5,260,616	2,231,829	1980	5 - 40
2100 Renaissance Boulevard	King of Prussia, PA	—		1,110,111	—	12,322,939	1,132,519	12,300,531	13,433,050	4,289,689	1999	5 - 40
2201 Renaissance Boulevard	King of Prussia, PA	—		2,370,895	—	15,284,223	2,413,514	15,241,604	17,655,118	6,061,755	2000	5 - 40
2300 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	3,057,624	574,152	2,993,052	3,567,204	1,541,908	1999	5 - 40
2301 Renaissance Boulevard	King of Prussia, PA	—		1,645,246	—	30,080,438	4,581,649	27,144,035	31,725,684	10,753,365	2002	5 - 40
2500 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	2,663,076	592,886	2,579,770	3,172,656	1,236,260	1999	5 - 40
2520 Renaissance Boulevard	King of Prussia, PA	—		1,020,000	—	3,649,705	978,402	3,691,303	4,669,705	1,406,070	1999	5 - 40
2560 Renaissance Boulevard	King of Prussia, PA	—		607,210	—	3,122,044	649,792	3,079,462	3,729,254	1,433,510	2000	5 - 40
2700 Horizon Drive	King of Prussia, PA	—		764,370	—	3,646,466	867,815	3,543,021	4,410,836	1,670,057	1998	5 - 40
2900 Horizon Drive	King of Prussia, PA	—		679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,597,991	1998	5 - 40
3000 Horizon Drive	King of Prussia, PA	—		1,191,449	—	2,476,299	946,703	2,721,045	3,667,748	1,111,514	1997	5 - 40
3100 Horizon Drive	King of Prussia, PA	—		601,956	—	2,192,852	611,436	2,183,372	2,794,808	1,008,387	1995	5 - 40
3200 Horizon Drive	King of Prussia, PA	—		928,637	—	6,882,269	1,210,137	6,600,769	7,810,906	2,562,017	1996	5 - 40
3400 Horizon Drive	King of Prussia, PA	—		776,496	3,139,068	1,537,958	776,496	4,677,025	5,453,521	1,945,285	1995	5 - 40
3500 Horizon Drive	King of Prussia, PA	—		1,204,839	—	2,830,072	1,223,875	2,811,036	4,034,911	1,276,539	1996	5 - 40
3600 Horizon Drive	King of Prussia, PA	—		236,432	1,856,252	820,449	236,432	2,676,701	2,913,133	1,127,390	1989	5 - 40
3602 Horizon Drive	King of Prussia, PA	—		217,734	1,759,489	406,692	217,809	2,166,106	2,383,915	990,639	1989	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3604 Horizon Drive	King of Prussia, PA	—		397,178	—	1,836,269	350,874	1,882,573	2,233,447	894,044	1998	5 - 40
440 East Swedesford Road	King of Prussia, PA	—		717,001	4,816,121	2,824,138	717,001	7,640,259	8,357,260	3,859,492	1988	5 - 40
460 East Swedesford Road	King of Prussia, PA	—		705,317	4,737,487	4,227,341	705,317	8,964,828	9,670,145	3,739,395	1988	5 - 40
650 Swedesford Road	King of Prussia, PA	—		952,911	6,722,830	8,145,922	952,911	14,868,752	15,821,663	7,073,206	1971	5 - 40
680 Swedesford Road	King of Prussia, PA	—		952,361	6,722,830	7,217,277	952,361	13,940,107	14,892,468	6,688,897	1971	5 - 40
1700 Interstate Drive	Lakeland, FL	—		650,000	5,444,220	—	650,000	5,444,220	6,094,220	321,337	2012	5 - 40
5801 Columbia Park Road	Landover,MD	—		1,187,620	4,598,346	182,789	1,187,620	4,781,135	5,968,755	207,464	2013	5 - 40
11425 State Highway 225	LaPorte, TX	—	*	975,974	3,409,036	51,385	977,542	3,458,852	4,436,394	799,109	2006	5 - 40
11503 State Highway 225	LaPorte, TX	—	*	2,561,931	9,695,493	237,274	2,566,047	9,928,651	12,494,698	2,191,065	2006	5 - 40
640 S State Road 39	Lebanon,IN	—		1,612,787	18,065,552	1,213,251	1,612,787	19,278,803	20,891,590	872,383	2013	5 - 40
7528 Walker Way	Lehigh, PA	—		893,441	—	5,510,457	779,330	5,624,568	6,403,898	1,808,110	2004	5 - 40
8301 Industrial Boulevard	Lehigh, PA	—		11,249,550	—	45,456,591	11,254,716	45,451,425	56,706,141	10,329,485	2005	5 - 40
8500 Willard Drive	Lehigh, PA	2,008,569		6,398,815	—	21,928,341	7,734,826	20,592,330	28,327,156	3,602,697	2004	5 - 40
875 Maxham Road	Lithia Springs, GA	—		445,493	10,160,616	558,420	445,493	10,719,036	11,164,529	451,773	2013	5 - 40
7533 Industrial Parkway	Lower Macungie, PA	—		5,603,460	18,807,987	2,434,039	5,603,460	21,242,026	26,845,486	2,675,692	2011	5 - 40
1 Country View Road	Malvern, PA	—		400,000	3,600,000	8,322,449	406,421	11,916,028	12,322,449	3,920,320	1982	5 - 40
1 Great Valley Parkway	Malvern, PA	—		419,460	3,792,570	1,457,280	419,460	5,249,850	5,669,310	2,184,617	1982	5 - 40
10 Great Valley Parkway	Malvern, PA	—		823,540	1,341,376	459,973	832,244	1,792,645	2,624,889	661,691	2003	5 - 40
10 Valley Stream Parkway	Malvern, PA	—		509,075	—	2,699,241	509,899	2,698,417	3,208,316	1,859,067	1984	5 - 40
10, 20 Liberty Boulevard	Malvern, PA	—		724,058	—	5,944,127	724,846	5,943,339	6,668,185	3,677,124	1985	5 - 40
100 Chesterfield Parkway	Malvern, PA	—		1,320,625	—	7,509,345	1,977,935	6,852,035	8,829,970	3,504,664	1998	5 - 40
1001 Cedar Hollow Road	Malvern, PA	—		1,436,814	—	16,319,176	1,676,470	16,079,520	17,755,990	8,046,092	1998	5 - 40
11 Great Valley Parkway	Malvern, PA	—		496,297	—	2,962,685	708,331	2,750,651	3,458,982	956,089	2001	5 - 40
11,15 Great Valley Parkway	Malvern, PA	—		1,837,050	—	14,960,110	1,837,878	14,959,282	16,797,160	11,823,804	1986	5 - 40
12,14,16 Great Valley Parkway	Malvern, PA	—		130,689	—	1,326,294	128,767	1,328,216	1,456,983	943,797	1982	5 - 40
14 Lee Boulevard	Malvern, PA	—		664,282	—	5,829,707	643,892	5,850,097	6,493,989	3,799,033	1988	5 - 40
155 Great Valley Parkway	Malvern, PA	—		625,147	—	2,640,082	626,068	2,639,161	3,265,229	2,021,418	1981	5 - 40
18 Great Valley Parkway	Malvern, PA	—		394,036	3,976,221	68,969	397,293	4,041,933	4,439,226	1,604,030	1980	5 - 40
2 West Liberty Boulevard	Malvern, PA	—		5,405,041	—	11,905,100	5,405,042	11,905,099	17,310,141	3,553,154	2003	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	6,376,881	466,413	6,376,007	6,842,420	3,639,774	1987	5 - 40
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	692,113	812,745	3,114,354	3,927,099	2,480,908	1989	5 - 40
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,074,448	505,458	5,073,601	5,579,059	3,594,060	1983	5 - 40
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,409,325	449,447	2,408,653	2,858,100	1,890,813	1977	5 - 40
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,341,016	531,534	2,340,211	2,871,745	1,602,008	1984	5 - 40
3 Country View Road	Malvern, PA	—	814,278	—	5,142,433	1,128,881	4,827,830	5,956,711	2,009,687	1998	5 - 40
30 Great Valley Parkway	Malvern, PA	—	128,126	—	578,846	128,783	578,189	706,972	404,423	1975	5 - 40
300 Technology Drive	Malvern, PA	—	368,626	—	1,483,233	374,497	1,477,362	1,851,859	919,452	1985	5 - 40
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	6,299,779	1,402,795	5,834,196	7,236,991	2,943,609	1988	5 - 40
311 Technology Drive	Malvern, PA	—	397,131	—	2,710,506	397,948	2,709,689	3,107,637	1,874,760	1984	5 - 40
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,708,843	524,230	3,708,143	4,232,373	2,402,798	1985	5 - 40
375 Technology Drive	Malvern, PA	—	191,114	—	1,625,516	234,922	1,581,708	1,816,630	682,324	1998	5 - 40
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,964,825	4,241,167	20,701,884	24,943,051	8,848,962	1989	5 - 40
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,325,030	325,775	3,322,173	3,647,948	1,596,173	1987	5 - 40
420 Lapp Road	Malvern, PA	—	1,054,418	—	8,897,631	1,055,243	8,896,806	9,952,049	4,686,877	1989	5 - 40
425 Old Morehall Road	Malvern, PA	—	3,847,501	—	44,772,891	9,953,208	38,667,184	48,620,392	335,169	2014	5 - 40
425 Technology Drive	Malvern, PA	—	191,114	—	1,708,623	321,473	1,578,264	1,899,737	716,843	1998	5 - 40
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,322,821	4,749,748	14,953,294	19,703,042	7,549,963	1999	5 - 40
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,811,065	795,831	4,810,377	5,606,208	3,085,878	1974	5 - 40
5 Country View Road	Malvern, PA	—	785,168	4,678,632	220,136	786,235	4,897,701	5,683,936	4,663,371	1985	5 - 40
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	2,261,679	684,200	8,443,340	9,127,540	3,617,433	1983	5 - 40
50 Morehall Road	Malvern, PA	—	849,576	—	14,095,935	1,337,076	13,608,435	14,945,511	6,831,325	1997	5 - 40
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,100,515	323,792	3,100,694	3,424,486	1,605,810	1987	5 - 40
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,162,401	762,370	2,872,395	3,634,765	1,748,571	1988	5 - 40
508 Lapp Road	Malvern, PA	—	331,392	—	1,661,431	332,216	1,660,607	1,992,823	1,174,148	1984	5 - 40
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	745,524	1983	5 - 40
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,674,159	215,818	4,673,346	4,889,164	3,077,100	1983	5 - 40
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	5,182,805	884,974	14,448,255	15,333,229	9,348,321	1989	5 - 40
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	9,218,329	2,798,565	8,433,514	11,232,079	4,134,849	1999	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
65 Valley Stream Parkway	Malvern, PA	—		381,544	—	7,371,688	382,361	7,370,871	7,753,232	5,287,217	1983	5 - 40
7 Great Valley Parkway	Malvern, PA	—		176,435	—	6,966,060	177,317	6,965,178	7,142,495	3,382,814	1985	5 - 40
700 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	8,957,984	2,785,823	8,185,911	10,971,734	4,093,141	1999	5 - 40
75 Great Valley Parkway	Malvern, PA	—		143,074	—	618,372	143,811	617,635	761,446	517,897	1977	5 - 40
77-123 Great Valley Parkway	Malvern, PA	—		887,664	—	5,415,601	888,359	5,414,906	6,303,265	3,973,746	1978	5 - 40
1169 Canton Rd	Marietta, GA	—	*	1,232,219	17,897,326	435,643	1,232,219	18,332,969	19,565,188	698,307	2013	5 - 40
65 Brookfield Oaks Drive	Mauldin, SC	—		557,174	—	2,854,015	506,318	2,904,871	3,411,189	709,233	2004	5 - 40
75 Brookfield Oaks Drive	Mauldin, SC	—		419,731	—	2,341,542	430,909	2,330,364	2,761,273	634,095	2003	5 - 40
126-132 Liberty Industrial Parkway	McDonough, GA	—		600,666	4,184,131	543,200	600,666	4,727,330	5,327,996	319,917	2013	5 - 40
95-115 Liberty Industrial Parkway	McDonough, GA	—		660,420	4,785,127	547,148	660,420	5,332,275	5,992,695	311,978	2013	5 - 40
11401 NW 134th Street	Medley, FL	—	*	5,558,619	17,678,237	896,842	5,558,619	18,575,079	24,133,698	797,567	2013	5 - 40
3824-3960 Crowfarn Drive	Memphis, TN	—		291,223	1,044,953	74,204	291,223	1,119,156	1,410,379	83,033	2013	5 - 40
12501 & 12701 Whitewater Drive	Minnetonka, MN	—		2,175,209	3,948,085	8,735,905	2,177,953	12,681,246	14,859,199	3,995,333	1986	5 - 40
12800 Whitewater Drive	Minnetonka, MN	—		1,273,600	3,158,737	2,090,734	1,273,731	5,249,339	6,523,070	408,984	2011	5 - 40
12900 Whitewater Drive	Minnetonka, MN	—		1,236,560	2,762,325	1,468,108	1,236,687	4,230,306	5,466,993	337,484	2011	5 - 40
5400-5500 Feltl Road	Minnetonka, MN	—		883,895	7,983,345	3,579,074	883,895	11,562,419	12,446,314	4,883,003	1985	5 - 40
6000 Clearwater Drive	Minnetonka, MN	—		985,016	2,091,371	2,503,007	985,117	4,594,277	5,579,394	439,175	2011	5 - 40
456 International Parkway	Minooka, IL	—		3,862,683	14,357,981	4,801,914	3,862,683	19,159,895	23,022,578	792,052	2012	5 - 40
3100 SW 145th Avenue	Miramar, FL	—		6,204,407	—	16,723,386	6,265,000	16,662,793	22,927,793	2,643,402	2007	5 - 40
3350 SW 148th Avenue	Miramar, FL	—		2,960,511	—	17,616,594	2,980,689	17,596,416	20,577,105	6,988,133	2000	5 - 40
3400 Lakeside Drive	Miramar, FL	—		2,022,153	11,345,881	2,116,685	2,022,153	13,462,566	15,484,719	5,734,572	1990	5 - 40
3450 Lakeside Drive	Miramar, FL	—		2,022,152	11,357,143	3,408,674	2,022,152	14,765,817	16,787,969	6,526,825	1990	5 - 40
21 S Middlesex Avenue	Monroe Township, NJ	—	*	2,097,170	9,715,401	560,312	2,097,170	10,275,713	12,372,883	495,630	2013	5 - 40
4 S Middlesex Avenue	Monroe Township, NJ	—	*	2,263,153	10,261,759	599,026	2,263,153	10,860,785	13,123,938	475,968	2013	5 - 40
22750 Cactus Avenue	Moreno Valley, CA	—		9,404,283	24,380,934	1,851,865	9,408,276	26,228,806	35,637,082	490,170	2014	5 - 40
323 Park Knoll Drive	Morrisville, NC	2,534,078		1,071,600	4,397,807	1,028,987	1,071,600	5,426,794	6,498,394	902,673	2010	5 - 40
324 Park Knoll Drive	Morrisville, NC	—	*	1,449,092	4,424,932	321,760	1,449,450	4,746,334	6,195,784	1,005,152	2007	5 - 40
619 Distribution Drive	Morrisville, NC	—	*	1,031,430	5,655,167	226,631	1,031,685	5,881,543	6,913,228	1,176,421	2007	5 - 40
627 Distribution Drive	Morrisville, NC	—	*	1,061,370	5,152,110	595,652	1,061,632	5,747,500	6,809,132	1,220,446	2007	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
701 Distribution Drive	Morrisville, NC	—	*	1,300,889	5,313,226	207,184	1,301,211	5,520,088	6,821,299	1,123,136	2007	5 - 40
220 Lake Drive	Newark, DE	—		566,650	6,099,337	782,233	566,650	6,881,570	7,448,220	287,917	2013	5 - 40
222 Lake Drive	Newark, DE	—		1,045,238	1,975,553	149,013	1,045,238	2,124,565	3,169,803	122,058	2013	5 - 40
1879 Lamont Avenue	Odenton, MD	—		1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	3,155,743	2004	5 - 40
350 Winmeyer Avenue	Odenton, MD	—		1,778,400	7,289,165	2,074,288	1,809,927	9,331,926	11,141,853	2,561,604	2004	5 - 40
4000 E Airport Drive	Ontario, CA	—		2,686,533	10,125,772	408,877	2,686,533	10,534,649	13,221,182	437,422	2013	5 - 40
1000 Gills Drive	Orlando, FL	—		415,906	—	2,824,930	435,400	2,805,436	3,240,836	500,344	2006	5 - 40
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,343,847	680,312	3,464,601	4,144,913	1,132,887	2003	5 - 40
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	692,668	522,991	3,255,417	3,778,408	1,390,788	1985	5 - 40
10771 Palm Bay Drive	Orlando, FL	—		664,605	—	2,513,013	685,383	2,492,235	3,177,618	768,667	2001	5 - 40
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	1,438,037	878,320	3,996,870	4,875,190	1,142,230	2003	5 - 40
1400-1440 Central Florida Parkway	Orlando, FL	—		518,043	2,561,938	976,217	518,043	3,538,155	4,056,198	1,542,263	1962	5 - 40
1902 Cypress Lake Drive	Orlando, FL	—		523,512	3,191,790	1,515,373	538,512	4,692,163	5,230,675	1,952,861	1989	5 - 40
2000 Park Oaks Avenue	Orlando, FL	—	*	913,201	6,818,610	241,819	913,201	7,060,429	7,973,630	311,083	2013	5 - 40
2202 Taft-Vineland Road	Orlando, FL	—		1,283,713	—	7,181,368	1,283,713	7,181,368	8,465,081	2,501,397	2004	5 - 40
2212 Taft Vineland Road	Orlando, FL	—		467,296	—	2,855,024	825,673	2,496,647	3,322,320	656,682	2005	5 - 40
2256 Taft-Vineland Road	Orlando, FL	—		2,261,924	7,496,249	2,545,018	2,271,785	10,031,406	12,303,191	2,860,842	2004	5 - 40
2351 Investors Row	Orlando, FL	—		385,964	—	3,215,820	642,427	2,959,357	3,601,784	1,053,814	2001	5 - 40
2400 South Lake Orange Drive	Orlando, FL	—		1,236,819	3,243,314	708,578	1,244,667	3,944,044	5,188,711	268,566	2012	5 - 40
2412 Sand Lake Road	Orlando, FL	—		535,964	—	3,830,135	704,800	3,661,299	4,366,099	1,020,666	2002	5 - 40
2416 Lake Orange Drive	Orlando, FL	—		1,435,301	6,174,642	694,147	1,435,301	6,868,789	8,304,090	1,568,189	2006	5 - 40
6200 Lee Vista Boulevard	Orlando, FL	—		903,701	—	5,660,760	925,671	5,638,790	6,564,461	1,886,420	2001	5 - 40
6501 Lee Vista Boulevard	Orlando, FL	—		872,550	2,526,043	283,738	872,550	2,809,781	3,682,331	132,760	2012	5 - 40
6918 Presidents Drive	Orlando, FL	—		903,701	—	3,790,427	830,953	3,863,175	4,694,128	1,001,454	2006	5 - 40
6923 Lee Vista Boulevard	Orlando, FL	—		1,443,510	6,775,194	486,102	1,457,286	7,247,521	8,704,807	1,546,051	2006	5 - 40
7022 TPC Drive	Orlando, FL	—		1,431,489	8,002,539	815,640	1,445,807	8,803,861	10,249,668	1,910,017	2006	5 - 40
7100 TPC Drive	Orlando, FL	—		1,553,537	5,702,243	409,929	1,570,863	6,094,846	7,665,709	1,305,001	2006	5 - 40
7101 TPC Drive	Orlando, FL	—		1,931,697	6,388,203	2,052,761	1,932,004	8,440,657	10,372,661	3,137,431	2004	5 - 40
7315 Kingspointe Parkway	Orlando, FL	—		4,295,972	15,564,905	4,370,731	4,295,972	19,935,637	24,231,609	3,695,236	2010	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
8201 Chancellor Drive	Orlando, FL	—	332,992	—	2,825,284	373,500	2,784,776	3,158,276	499,506	2006	5 - 40
851 Gills Drive	Orlando, FL	—	443,989	—	2,907,134	464,800	2,886,323	3,351,123	504,060	2006	5 - 40
950 Gills Drive	Orlando, FL	—	574,831	—	2,763,949	587,319	2,751,461	3,338,780	1,175,031	1999	5 - 40
9550 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	141,775	252,850	1,439,698	1,692,548	587,158	1989	5 - 40
9600 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	367,265	405,362	1,513,811	1,919,173	602,972	1989	5 - 40
9700 Satellite Boulevard	Orlando, FL	—	838,853	—	4,084,540	767,953	4,155,440	4,923,393	1,068,841	2006	5 - 40
13 Centennial Drive	Peabody, MA	—	1,203,464	7,752,384	489,439	1,203,464	8,241,823	9,445,287	564,671	2013	5 - 40
1 Crescent Drive	Philadelphia, PA	—	567,280	—	14,532,238	347,892	14,751,626	15,099,518	3,320,612	2004	5 - 40
150 Rouse Boulevard	Philadelphia, PA	—	567,531	—	13,999,552	569,349	13,997,734	14,567,083	916,894	2011	5 - 40
3 Crescent Drive	Philadelphia, PA	—	214,726	—	22,969,180	417,823	22,766,083	23,183,906	3,161,332	2008	5 - 40
4000 S 26th Street	Philadelphia, PA	—	51,784	—	7,097,969	616,467	6,533,286	7,149,753	430,422	2011	5 - 40
4050 S 26th Street	Philadelphia, PA	—	46,301	—	7,019,911	616,670	6,449,542	7,066,212	532,259	2011	5 - 40
4300 South 26th Street	Philadelphia, PA	—	402,673	—	34,847,713	413,030	34,837,356	35,250,386	4,791,398	2008	5 - 40
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	7,619,754	613,248	8,331,395	8,944,643	2,283,334	2003	5 - 40
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,534,823	366,982	6,059,733	6,426,715	1,140,706	2006	5 - 40
5 Crescent Drive	Philadelphia, PA	—	1,765,341	—	75,019,430	1,897,303	74,887,468	76,784,771	3,922,424	2011	5 - 40
8th & Walnut Streets	Philadelphia, PA	43,066,058	734,275	—	45,262,758	—	45,997,033	45,997,033	1,390,925	2011	5 - 40
2626 South 7th Street	Phoenix, AZ	—	2,519,510	3,798,560	3,422,003	2,519,510	7,220,563	9,740,073	583,306	2012	5 - 40
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,100,202	1,410,248	5,780,670	7,190,918	1,587,802	2007	5 - 40
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	6,920,980	10,045,599	3,757,067	6,690,321	14,033,325	20,723,646	3,476,778	2007	5 - 40
4303 E. Cotton Center Boulevard	Phoenix, AZ	—	2,619,964	9,675,711	43,651	2,619,964	9,719,362	12,339,326	2,134,793	2007	5 - 40
4313 E. Cotton Center Boulevard	Phoenix, AZ	—	3,895,539	16,724,283	1,467,793	3,895,539	18,192,076	22,087,615	4,356,375	2007	5 - 40
4405 E. Cotton Center Boulevard	Phoenix, AZ	—	2,646,318	9,697,439	841,102	2,646,318	10,538,541	13,184,859	2,256,929	2007	5 - 40
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	5,592,969	4,765,172	16,145,844	20,911,016	3,912,801	2007	5 - 40
4415 E. Cotton Center Boulevard	Phoenix, AZ	—	1,749,957	3,667,748	465,844	1,749,957	4,133,592	5,883,549	976,217	2007	5 - 40
4425 E. Cotton Center Boulevard	Phoenix, AZ	—	7,318,457	24,549,401	(413,426)	7,318,457	24,135,975	31,454,432	4,581,188	2007	5 - 40
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	2,166,648	1,911,045	4,120,208	6,031,253	1,223,552	2007	5 - 40
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	9,257,593	6,391,283	8,247,282	14,638,565	2,562,671	2007	5 - 40
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	10,331,533	6,827,288	10,043,555	16,870,843	2,077,725	2007	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4750 South 44th Place	Phoenix, AZ	—		3,756,307	8,336,400	4,190,610	3,761,587	12,521,730	16,283,317	2,536,167	2007	5 - 40
563 South 63rd Avenue	Phoenix, AZ	—		5,523,427	14,581,705	8,217,040	5,636,070	22,686,102	28,322,172	844,574	2013	5 - 40
9801 South 51st Street	Phoenix, AZ	—		2,225,839	2,059,235	1,396,072	2,225,839	3,455,307	5,681,146	510,995	2012	5 - 40
Cotton Center Building 18	Phoenix, AZ	—		11,222,938	—	15,263,279	11,318,033	15,168,184	26,486,217	844,115	2012	5 - 40
1000 Klein Road	Plano, TX	—		706,660	5,894,330	248,060	706,660	6,142,391	6,849,051	254,236	2013	5 - 40
1901 10th Street	Plano, TX	—	*	555,168	6,401,789	379,756	555,168	6,781,545	7,336,713	306,374	2013	5 - 40
1909 10th Street	Plano, TX	—	*	551,706	5,797,440	312,150	551,706	6,109,590	6,661,296	291,732	2013	5 - 40
3605 East Plano Parkway	Plano, TX	—		1,047,996	9,218,748	360,013	1,047,996	9,578,760	10,626,756	408,139	2013	5 - 40
3701 East Plano Parkway	Plano, TX	—		877,564	7,460,686	334,916	877,564	7,795,601	8,673,165	339,796	2013	5 - 40
800 Klein Road	Plano, TX	—		580,456	5,681,283	271,462	580,456	5,952,745	6,533,201	258,314	2013	5 - 40
900 Klein Road	Plano, TX	—		723,534	6,004,923	349,690	723,534	6,354,613	7,078,147	287,366	2013	5 - 40
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	336,795	1,689,726	8,273,940	9,963,666	3,403,243	1994	5 - 40
14630-14650 28th Avenue North	Plymouth, MN	—		198,205	1,793,422	965,751	198,205	2,759,172	2,957,377	1,165,832	1978	5 - 40
2920 Northwest Boulevard	Plymouth, MN	—		392,026	3,433,678	747,609	384,235	4,189,078	4,573,313	1,667,699	1997	5 - 40
5905 Trenton Lane North	Plymouth, MN	—		1,616,360	4,487,462	487,026	1,616,360	4,974,487	6,590,847	246,351	2013	5 - 40
6055 Nathan Lane North	Plymouth, MN	—	*	1,327,017	4,527,404	476,115	1,327,017	5,003,519	6,330,536	235,723	2013	5 - 40
1400 SW 6th Court	Pompano Beach, FL	—		1,157,049	4,620,956	1,332,594	1,157,049	5,953,550	7,110,599	2,364,597	1986	5 - 40
1405 SW 6th Court	Pompano Beach, FL	—		392,138	1,565,787	444,197	392,138	2,009,985	2,402,123	929,892	1985	5 - 40
1500 SW 5th Court	Pompano Beach, FL	—		972,232	3,892,085	587,174	972,232	4,479,259	5,451,491	1,890,450	1957	5 - 40
1501 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	364,776	203,247	1,175,870	1,379,117	456,473	1990	5 - 40
1601 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	96,949	203,247	908,043	1,111,290	387,208	1990	5 - 40
1651 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	183,052	203,247	994,146	1,197,393	405,613	1990	5 - 40
2201-2215 NW 30th Place	Pompano Beach, FL	—		1,120,328	3,427,358	99,226	1,120,328	3,526,584	4,646,912	149,765	2013	5 - 40
2250-2270 NW 30th Place	Pompano Beach, FL	—		993,015	2,423,174	108,273	993,015	2,531,447	3,524,462	117,804	2013	5 - 40
2280-2300 NW 30th Place	Pompano Beach, FL	—		906,947	2,157,802	158,626	906,947	2,316,429	3,223,376	102,313	2013	5 - 40
2301-2329 NW 30th Place	Pompano Beach, FL	—		1,268,707	3,079,811	153,822	1,268,707	3,233,633	4,502,340	149,476	2013	5 - 40
3000 NW 25th Avenue	Pompano Beach, FL	—		1,087,554	2,897,117	155,731	1,087,554	3,052,848	4,140,402	151,869	2013	5 - 40
3001-3037 NW 25th Avenue	Pompano Beach, FL	—		1,548,542	3,512,041	271,076	1,548,542	3,783,118	5,331,660	174,062	2013	5 - 40
3012-3050 NW 25th Avenue	Pompano Beach, FL	—		1,112,781	2,763,862	199,220	1,112,781	2,963,081	4,075,862	130,093	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	720,249	359,933	2,157,365	2,517,298	949,834	1984	5 - 40
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	279,326	164,413	935,259	1,099,672	463,027	1984	5 - 40
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	421,172	310,178	1,660,096	1,970,274	703,981	1965	5 - 40
1920 West Baseline Road	Rialto, CA	—	9,361,943	17,970,709	149,839	9,413,332	18,069,159	27,482,491	60,280	2014	5-40
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	159,898	659,456	4,995,908	5,655,364	2,504,321	1989	5 - 40
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	1,094,160	310,854	3,373,757	3,684,611	1,641,297	1973	5 - 40
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,937,811	693,203	7,021,304	7,714,507	3,545,615	1975	5 - 40
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	2,213,314	256,203	4,762,963	5,019,166	2,149,744	1976	5 - 40
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,884,374	91,599	1,884,251	1,975,850	862,218	1975	5 - 40
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,738,782	223,696	4,379,217	4,602,913	1,701,198	1978	5 - 40
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,430,286	325,303	3,815,843	4,141,146	1,930,047	1979	5 - 40
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	506,842	615,038	5,017,114	5,632,152	2,486,608	1988	5 - 40
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	446,660	454,056	3,176,402	3,630,458	1,665,452	1987	5 - 40
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	553,422	486,166	4,118,633	4,604,799	2,015,290	1981	5 - 40
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	984,318	474,360	4,462,964	4,937,324	2,268,592	1982	5 - 40
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	794,310	652,455	5,578,985	6,231,440	2,970,780	1985	5 - 40
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	541,284	404,616	3,508,471	3,913,087	1,739,814	1985	5 - 40
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	2,230,770	452,263	5,522,651	5,974,914	2,518,602	1978	5 - 40
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	381,903	262,210	2,492,528	2,754,738	1,179,196	1989	5 - 40
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	703,431	486,598	4,786,533	5,273,131	2,068,460	1989	5 - 40
530 Eastpark Court	Richmond, VA	—	266,883	—	2,599,777	334,772	2,531,888	2,866,660	1,085,121	1999	5 - 40
540 Eastpark Court	Richmond, VA	—	742,300	—	5,415,233	1,066,839	5,090,694	6,157,533	901,938	2007	5 - 40
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	595,652	489,941	4,188,552	4,678,493	1,923,946	1989	5 - 40
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,921,067	720,100	4,906,627	5,626,727	2,395,221	1996	5 - 40
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	353,257	644,384	4,378,737	5,023,121	2,149,329	1990	5 - 40
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	748,269	408,729	3,445,617	3,854,346	1,921,311	1990	5 - 40
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,983,122	700,503	5,977,263	6,677,766	2,290,808	1998	5 - 40
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,988,588	687,898	4,977,351	5,665,249	2,353,402	1997	5 - 40
6000 Eastport Boulevard	Richmond, VA	—	872,901	—	7,486,258	901,666	7,457,493	8,359,159	1,273,473	1997	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
2020 US Highway 301 South	Riverview, FL	—		1,233,639	13,608,485	341,435	1,233,800	13,949,759	15,183,559	3,112,479	2006	5 - 40
6530 Judge Adams Road	Rock Creek, NC	—		305,821	—	4,967,815	335,061	4,938,575	5,273,636	1,973,748	1999	5 - 40
6532 Judge Adams Road	Rock Creek, NC	—		354,903	—	4,017,099	399,988	3,972,014	4,372,002	1,752,125	1997	5 - 40
13098 George Weber Drive	Rogers, MN	—		895,811	6,004,189	645,566	895,811	6,649,755	7,545,566	857,364	2011	5 - 40
13220 Wilfred Lane	Rogers, MN	—		508,532	—	11,083,540	1,396,324	10,195,748	11,592,072	282,319	2014	5 - 40
13225 Brockton Lane	Rogers, MN	—		1,048,093	—	10,389,897	1,066,159	10,371,831	11,437,990	167,178	2014	5 - 40
1070 Windham Parkway	Romeoville, IL	—		8,672,143	24,144,864	870,108	8,672,143	25,014,972	33,687,115	1,258,059	2012	5 - 40
1550 Central Avenue	Roselle, IL	—	*	2,884,492	10,439,793	484,562	2,884,492	10,924,355	13,808,847	517,282	2013	5 - 40
1135 Aviation Place	San Fernando, CA	—		3,035,034	2,844,962	460,618	3,035,034	3,305,580	6,340,614	136,765	2013	5 - 40
8715 Bollman Place	Savage, MD	—		1,263,237	2,633,210	99,509	1,263,237	2,732,719	3,995,956	116,732	2013	5 - 40
8501 East Raintree Drive	Scottsdale, AZ	—		4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	7,982,111	2005	5 - 40
1150 Gateway Drive	Shakopee, MN	—		1,126,865	5,684,178	—	1,126,865	5,684,178	6,811,043	320,809	2012	5 - 40
5555 12th Avenue East	Shakopee, MN	—		887,285	5,321,200	206,165	887,285	5,527,365	6,414,650	332,861	2012	5 - 40
1210 Champion Way	Sharonville, OH	—		1,337,271	6,135,118	489,270	1,337,271	6,624,389	7,961,660	601,653	2013	5 - 40
9300 Olde Scotland Road	Shippensburg, PA	—		10,232,633	—	84,019,815	13,183,027	81,069,421	94,252,448	1,152,144	2014	5 - 40
3990 Heritage Oak Court	Simi Valley, CA	—	*	1,964,140	10,667,267	345,689	1,964,140	11,012,956	12,977,096	431,004	2013	5 - 40
3654-3668 Swenson Avenue	St. Charles, IL	—		643,639	1,645,058	141,970	643,639	1,787,028	2,430,667	94,498	2013	5 - 40
3701 Illinois Avenue	St. Charles, IL	—		672,500	1,288,924	117,765	672,500	1,406,689	2,079,189	79,036	2013	5 - 40
3950-3980 Swenson Avenue	St. Charles, IL	—		851,080	3,027,753	149,571	851,080	3,177,324	4,028,404	148,467	2013	5 - 40
1501 102nd Avenue North	St. Petersburg, FL	—	*	283,474	2,230,868	165,205	283,474	2,396,072	2,679,546	100,561	2013	5 - 40
1527 102nd Avenue North	St. Petersburg, FL	—	*	374,284	2,987,226	207,177	374,284	3,194,403	3,568,687	133,429	2013	5 - 40
1551 102nd Avenue North	St. Petersburg, FL	—	*	699,797	5,214,438	540,106	699,797	5,754,544	6,454,341	228,445	2013	5 - 40
6900 Harbour View Boulevard	Suffolk, VA	—		904,052	—	8,778,897	807,006	8,875,943	9,682,949	2,004,053	2006	5 - 40
6920 Harbour View Boulevard	Suffolk, VA	—		603,391	—	6,707,341	2,628,635	4,682,097	7,310,732	383,147	2005	5 - 40
6950 Harbour View Boulevard	Suffolk, VA	—		929,844	—	6,499,290	794,848	6,634,286	7,429,134	1,539,151	2004	5 - 40
1516 Fryar Avenue	Sumner, WA	—		1,675,402	5,079,543	301,095	1,675,402	5,380,638	7,056,040	289,202	2013	5 - 40
1301 International Parkway	Sunrise, FL	—		5,100,162	24,219,956	7,125,865	5,100,791	31,345,192	36,445,983	6,226,037	2006	5 - 40
13621 NW 12th Street	Sunrise, FL	—		5,570,820	9,454,900	2,667,264	5,570,820	12,122,164	17,692,984	3,493,510	2008	5 - 40
13630 NW 8th Street	Sunrise, FL	—		659,797	2,596,275	455,772	659,825	3,052,018	3,711,843	1,212,332	1991	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	321,767	558,251	2,493,669	3,051,920	999,846	1991	5 - 40
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	1,582,199	359,540	3,044,049	3,403,589	1,069,477	1990	5 - 40
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,437,886	559,527	4,389,822	4,949,349	2,531,005	1985	5 - 40
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,260,899	1,181,609	4,482,831	5,664,440	848,617	2006	5 - 40
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,385,332	933,362	2,782,067	3,715,429	638,646	2005	5 - 40
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,308,846	503,767	4,096,431	4,600,198	1,982,773	1986	5 - 40
3401-3409 Cragmont Drive	Tampa, FL	—	556,952	3,849,236	2,948	556,952	3,852,184	4,409,136	203,074	2012	5 - 40
3502 Roga Boulevard	Tampa, FL	—	201,600	1,263,131	50,142	201,600	1,313,273	1,514,873	70,591	2012	5 - 40
3505 Cragmont Drive	Tampa, FL	—	936,336	7,155,520	1,313	936,336	7,156,833	8,093,169	413,118	2012	5 - 40
3608 Queen Palm Drive	Tampa, FL	—	650,384	4,764,301	32,287	650,384	4,796,588	5,446,972	262,219	2012	5 - 40
4502 Woodland Corporate Boulevard	Tampa, FL	—	1,035,422	—	3,547,955	1,071,535	3,511,842	4,583,377	1,386,489	1999	5 - 40
4503 Woodland Corporate Boulevard	Tampa, FL	—	619,913	—	2,751,187	619,913	2,751,187	3,371,100	925,297	2002	5 - 40
4505 Woodland Corporate Boulevard	Tampa, FL	—	516,594	—	2,443,438	716,594	2,243,438	2,960,032	864,064	2002	5 - 40
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,307,705	556,887	3,249,416	3,806,303	1,221,367	2000	5 - 40
4511 Woodland Corporate Boulevard	Tampa, FL	—	516,594	—	2,311,508	686,594	2,141,508	2,828,102	718,070	2002	5 - 40
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,773,264	854,797	2,815,395	3,670,192	745,181	2003	5 - 40
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	14,177,882	1,560,099	13,560,952	15,121,051	5,177,038	2000	5 - 40
4631 Woodland Corporate Boulevard	Tampa, FL	—	1,453,367	—	13,806,242	1,908,792	13,350,817	15,259,609	2,062,168	2006	5 - 40
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,438,023	900,508	3,436,399	4,336,907	1,056,691	2004	5 - 40
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,472,043	952,860	3,472,043	4,424,903	1,409,987	1998	5 - 40
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	974,528	262,416	2,487,112	2,749,528	1,199,849	1981	5 - 40
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	1,024,573	181,923	2,837,069	3,018,992	1,089,555	1979	5 - 40
701-725 South US Highway 301	Tampa, FL	—	419,683	—	3,932,756	661,680	3,690,759	4,352,439	1,389,384	2000	5 - 40
7621 Bald Cypress Place (Building N)	Tampa, FL	—	716,580	132,773	605,762	447,498	1,007,617	1,455,115	287,125	2001	5 - 40
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,247,071	235,894	2,247,070	2,482,964	850,183	1998	5 - 40
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,723,937	771,501	3,505,771	4,277,272	1,280,776	1999	5 - 40
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	3,061,920	506,949	2,912,335	3,419,284	1,069,963	1999	5 - 40
7851-7861 Woodland Center Boulevard	Tampa, FL	—	548,905	2,241,627	273,640	548,905	2,515,267	3,064,172	603,840	2006	5 - 40
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,773,785	506,949	2,624,200	3,131,149	934,043	1999	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
7920 Woodland Center Boulevard	Tampa, FL	—		1,082,648	2,445,444	434,554	1,082,648	2,879,998	3,962,646	1,134,463	1997	5 - 40
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—		1,408,478	5,247,246	1,124,428	1,408,478	6,371,674	7,780,152	2,846,537	1990	5 - 40
8001 Woodland Center Boulevard	Tampa, FL	—		350,406	—	2,298,881	438,061	2,211,226	2,649,287	862,026	1999	5 - 40
8110 Anderson Road	Tampa, FL	—		912,663	5,425,143	261,295	912,663	5,686,438	6,599,101	310,710	2012	5 - 40
8112-42 Woodland Center Boulevard	Tampa, FL	—		513,263	3,230,239	649,274	513,263	3,879,513	4,392,776	1,910,874	1995	5 - 40
8130 Anderson Road	Tampa, FL	—		655,668	4,132,076	63,891	655,668	4,195,967	4,851,635	267,542	2012	5 - 40
8154-8198 Woodland Center Boulevard	Tampa, FL	—		399,088	2,868,834	899,472	399,088	3,768,306	4,167,394	1,627,975	1988	5 - 40
8212 Woodland Center Boulevard	Tampa, FL	—		820,882	2,322,720	488,973	820,882	2,811,693	3,632,575	1,045,591	1996	5 - 40
8401-8408 Benjamin Road	Tampa, FL	—		789,651	4,454,648	301,268	611,626	4,933,941	5,545,567	2,599,279	1986	5 - 40
8705 Henderson Road	Tampa, FL	—		4,303,870	23,688,409	306,814	4,304,102	23,994,992	28,299,094	6,074,130	2006	5 - 40
8715 Henderson Road	Tampa, FL	—		3,343,910	18,325,599	487,389	3,344,090	18,812,808	22,156,898	5,458,387	2006	5 - 40
8725 Henderson Road	Tampa, FL	—		3,167,787	19,126,318	632,200	3,167,958	19,758,347	22,926,305	5,503,373	2006	5 - 40
8735 Henderson Road	Tampa, FL	—		3,166,130	18,735,573	1,292,137	3,166,300	20,027,540	23,193,840	5,508,513	2006	5 - 40
8745 Henderson Road	Tampa, FL	—		2,050,439	11,173,008	93,869	2,050,548	11,266,768	13,317,316	2,293,301	2006	5 - 40
8900-34 Brittany Way	Tampa, FL	—		537,194	—	3,962,378	978,019	3,521,553	4,499,572	951,035	2005	5 - 40
8921 Brittany Way	Tampa, FL	—		224,369	1,063,882	939,473	254,493	1,973,231	2,227,724	777,596	1998	5 - 40
9001-9015 Brittany Way	Tampa, FL	—		209,841	—	1,811,678	364,514	1,657,005	2,021,519	744,344	2000	5 - 40
9002-9036 Brittany Way	Tampa, FL	—		492,320	—	3,511,381	899,284	3,104,417	4,003,701	1,109,566	2004	5 - 40
901-933 US Highway 301 South	Tampa, FL	—		500,391	—	4,254,173	840,314	3,914,250	4,754,564	1,671,876	2001	5 - 40
9020 King Palm Drive	Tampa, FL	—		1,718,496	11,697,381	872,478	1,718,496	12,569,859	14,288,355	669,758	2012	5 - 40
910-926 Chad Lane	Tampa, FL	—		201,771	—	2,616,963	628,237	2,190,497	2,818,734	412,480	2006	5 - 40
9110 King Palm Drive	Tampa, FL	—		1,203,200	7,979,540	221,983	1,203,200	8,201,523	9,404,723	492,958	2012	5 - 40
9203 King Palm Drive	Tampa, FL	—		754,832	4,966,864	92,249	754,832	5,059,113	5,813,945	405,712	2012	5 - 40
9306-24 East Broadway Avenue	Tampa, FL	—		450,440	—	3,303,369	486,004	3,267,805	3,753,809	565,618	2007	5 - 40
9319 Peach Palm Drive	Tampa, FL	—		612,536	4,168,473	9,700	612,536	4,178,173	4,790,709	224,848	2012	5 - 40
9704 Solar Drive	Tampa, FL	—		374,548	1,354,800	128,373	374,548	1,483,173	1,857,721	79,076	2012	5 - 40
9945 Currie Davis Drive	Tampa, FL	—		1,134,286	9,241,807	380,833	1,134,286	9,622,639	10,756,925	404,236	2013	5 - 40
1858 E Encanto Drive	Tempe, AZ	—	*	877,611	4,485,427	190,934	877,611	4,676,361	5,553,972	215,576	2013	5 - 40
475 W Vaughn Street	Tempe, AZ	—		1,112,245	2,260,348	134,556	1,112,245	2,394,904	3,507,149	124,956	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
921 South Park Lane	Tempe, AZ	—		1,192,820	1,580,155	477,881	1,192,820	2,058,037	3,250,857	215,318	2011	5 - 40
8313 West Pierce Street	Tolleson, AZ	—		2,295,090	9,079,811	3,224,097	2,295,090	12,303,908	14,598,998	3,172,179	2007	5 - 40
8591 West Washington Street	Tolleson, AZ	—		1,574,912	7,308,021	274,301	1,574,912	7,582,322	9,157,234	557,915	2012	5 - 40
8601 West Washington Street	Tolleson, AZ	—		1,524,603	6,352,070	926,360	1,524,603	7,278,430	8,803,033	596,068	2012	5 - 40
5111 S Royal Atlanta Drive	Tucker, GA	—	*	435,776	1,875,685	375,872	435,776	2,251,558	2,687,334	126,111	2013	5 - 40
5151 S Royal Atlanta Drive	Tucker, GA	—	*	345,061	1,428,840	203,538	345,061	1,632,378	1,977,439	105,687	2013	5 - 40
1457 Miller Store Road	Virginia Beach, VA	—		473,689	2,663,045	376,763	474,746	3,038,751	3,513,497	953,946	2003	5 - 40
200 Golden Oak Court	Virginia Beach, VA	—		1,116,693	6,770,480	2,239,720	1,116,693	9,010,200	10,126,893	3,839,287	1988	5 - 40
208 Golden Oak Court	Virginia Beach, VA	—		965,177	6,728,717	2,174,995	965,177	8,903,712	9,868,889	3,840,691	1989	5 - 40
2809 South Lynnhaven Road	Virginia Beach, VA	—		953,590	6,142,742	1,944,512	953,590	8,087,254	9,040,844	3,219,121	1987	5 - 40
484 Viking Drive	Virginia Beach, VA	—		891,753	3,607,890	614,231	891,753	4,222,120	5,113,873	1,756,749	1987	5 - 40
629 Phoenix Drive	Virginia Beach, VA	—		371,694	2,108,097	224,602	371,694	2,332,699	2,704,393	1,022,536	1996	5 - 40
1100 17th Street NW	Washington, DC	—		16,558,660	32,223,978	1,393,698	16,558,660	33,617,676	50,176,336	4,209,304	2011	5 - 40
2100 M Street NW	Washington, DC	—		70,000,000	55,123,783	187,024	70,000,000	55,310,807	125,310,807	4,154,200	2013	5 - 40
1200 Liberty Ridge Drive	Wayne, PA	—		6,215,667	—	9,363,338	5,223,660	10,355,345	15,579,005	4,284,684	2001	5 - 40
1500 Liberty Ridge Drive	Wayne, PA	—		8,287,555	—	32,195,630	11,636,499	28,846,687	40,483,186	9,511,047	2002	5 - 40
825 Duportail Road	Wayne, PA	—		5,536,619	16,179,213	5,024,029	5,539,281	21,200,581	26,739,862	8,512,691	1979	5 - 40
400-500 Brandywine Parkway	West Chester, PA	—		845,846	6,809,025	656,822	845,846	7,465,848	8,311,694	3,244,935	1988	5 - 40
600 Brandywine Parkway	West Chester, PA	—		664,899	5,352,410	889,805	664,899	6,242,216	6,907,115	2,747,719	1988	5 - 40
1400 Powis Court	West Chicago, IL	—	*	578,314	2,448,562	72,418	578,314	2,520,981	3,099,295	98,567	2013	5 - 40
1 Kings Hill Avenue	West Malling, UK	—		4,288,389	—	9,705,320	3,898,275	10,095,435	13,993,710	2,233,844	2006	5 - 40
42 Kings Hill Avenue	West Malling, UK	—		5,397,739	—	12,477,732	4,232,077	13,643,395	17,875,472	2,587,023	2005	5 - 40
Liberty Square Retail Blocks	West Malling, UK	—		559,590	5,113,902	3,397,215	1,121,039	7,949,669	9,070,708	1,871,518	2006	5 - 40
1400 Northpoint Parkway	West Palm Beach, FL	—	*	2,454,972	5,312,829	276,501	2,454,972	5,589,331	8,044,303	293,340	2013	5 - 40
300 Northpoint Parkway	West Palm Beach, FL	—	*	1,177,064	2,102,451	125,705	1,177,064	2,228,157	3,405,221	111,003	2013	5 - 40
400 Northpoint Parkway	West Palm Beach, FL	—	*	1,029,595	1,728,187	123,734	1,029,595	1,851,922	2,881,517	84,638	2013	5 - 40
2935 West Corporate Lakes Boulevard	Weston, FL	—		4,682,521	25,905,125	558,332	4,682,521	26,463,458	31,145,979	959,558	2013	5 - 40
2945 West Corporate Lakes Boulevard	Weston, FL	—		2,345,242	13,973,765	273,455	2,345,242	14,247,221	16,592,463	510,298	2013	5 - 40
43-47 Hintz Road	Wheeling, IL	—	*	2,051,093	18,283,479	536,842	2,051,093	18,820,323	20,871,416	719,097	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
10 Cornell Place	Wilmington, MA	—	598,120	2,142,735	232,897	598,120	2,375,632	2,973,752	127,256	2013	5 - 40
265 Ballardvale Street	Wilmington, MA	—	868,433	4,358,997	345,915	868,433	4,704,913	5,573,346	352,364	2013	5 - 40

Subtotal Operating Real Estate		$60,746,274	$1,121,456,221	$2,838,135,653	$2,574,074,794	$1,189,759,562	$5,343,907,106	$6,533,666,668	$1,182,568,534

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
Development Properties
330 South Royal Lane	Coppell, TX	$—	$2,091,426	$—	$7,958,079	$—	$10,049,505	$10,049,505	$—	2014	N/A
11020 Holly Lane	Dayton, MN	—	2,536,731	—	6,271,776	—	8,808,507	8,808,507	—	2014	N/A
333 Howard Avenue	Des Plaines, IL	—	7,928,724	—	1,619,989	—	9,548,713	9,548,713	—	2014	N/A
120 Caliber Ridge Drive	Greer, SC	—	1,243,100	—	5,263,759	—	6,506,859	6,506,859	—	2014	N/A
130 Caliber Ridge Drive	Greer, SC	—	1,171,160	—	628,480	—	1,799,640	1,799,640	—	2014	N/A
140 Caliber Ridge Drive	Greer, SC	—	1,243,100	—	6,249,949	—	7,493,049	7,493,049	—	2013	N/A
11835 Newgate Boulevard	Hagerstown, MD	—	14,121,622	—	14,631,418	—	28,753,040	28,753,040	—	2014	N/A
7460 New Ridge Road	Hanover, MD	—	3,785,446	—	7,118,710	—	10,904,156	10,904,156	—	2013	N/A
7462 New Ridge Road	Hanover, MD	—	4,059,337	—	7,115,061	—	11,174,398	11,174,398	—	2013	N/A
1050 Greens Parkway	Houston, TX	—	973,482	—	3,588,294	—	4,561,776	4,561,776	—	2013	N/A
10720 West Sam Houston Pkwy N	Houston, TX	—	3,871,875	—	21,894,894	—	25,766,769	25,766,769	—	2014	N/A
11220 Ella Boulevard	Houston, TX	—	1,505,855	—	7,268,433	—	8,774,288	8,774,288	—	2013	N/A
8303 Fallbrook Drive	Houston, TX	—	4,613,370	—	13,220,947	—	17,834,317	17,834,317	—	2013	N/A
11150 NW 122nd Street	Medley, FL	—	6,627,899	—	412,601	—	7,040,500	7,040,500	—	2014	N/A
11250 NW 122nd Street	Medley, FL	—	4,798,886	—	5,641,003	—	10,439,889	10,439,889	—	2014	N/A
11500 NW 122nd Street	Miami, FL	—	1,623,293	—	10,917,535	—	12,540,828	12,540,828	—	2013	N/A
10020 South Reinhart Drive	Oak Creek, WI	—	1,516,764	—	6,341,820	—	7,858,584	7,858,584	—	2014	N/A
1200 Intrepid Avenue	Philadelphia, PA	—	16,169	—	2,752,441	—	2,768,610	2,768,610	—	2014	N/A
201 Rouse Boulevard	Philadelphia, PA	—	243,905	—	22,485,941	—	22,729,846	22,729,846	—	2013	N/A
4000 S. 26th Street	Philadelphia, PA	—	1,255,507	—	8,402,214	—	9,657,721	9,657,721	—	2014	N/A
4701 League Island Boulevard	Philadelphia, PA	—	419,107	—	1,143,242	—	1,562,349	1,562,349	—	2014	N/A
5800 Eastport Boulevard	Richmond, VA	—	604,146	—	5,974,279	—	6,578,425	6,578,425	—	2014	N/A
1720 W. Rio Salado Parkway	Tempe, AZ	—	2,629,020	—	577,191	—	3,206,211	3,206,211	—	2014	N/A
1850 W Rio Salado Parkway	Tempe, AZ	—	3,975,600	—	19,642,158	—	23,617,758	23,617,758	—	2013	N/A
1910 W. Rio Salado Parkway	Tempe, AZ	—	4,693,504	—	12,742,133	—	17,435,637	17,435,637	—	2014	N/A
Subtotal Development in Progress		$—	$77,549,028	$—	$199,862,347	$—	$277,411,375	$277,411,375	$—

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
4551 New York Avenue Land	Arlington, TX	$—	$4,754,659	$—	$24,126	$4,778,784	$—	$4,778,784	$—	2013	N/A
Mill Creek Road Land	Bethlehem, PA	—	18,548,585	—	1,815,956	20,364,541	—	20,364,541	—	2012	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	554,823	2,594,558	—	2,594,558	—	1998	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	10,086	218,732	—	218,732	—	2010	N/A
Charlotte Distribution Center Land-Lot 1	Charlotte, NC	—	654,713	—	—	654,713	—	654,713	—	2011	N/A
Shopton Ridge Business Park Land	Charlotte, NC	—	2,058,588	—	—	2,058,588	—	2,058,588	—	2014	N/A
Holly Lane North Land	Dayton, MN	—	889,205	—	—	889,205	—	889,205	—	2014	N/A
1951 TW Alexander Drive Land	Durham, NC	—	4,027,176	—	142,782	4,169,958	—	4,169,958	—	2014	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	26,366	2,077,997	—	2,077,997	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,219,563	20,077,119	—	20,077,119	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,841,863	3,406,398	—	3,406,398	—	2006	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	16,338	—	43,596	59,934	—	59,934	—	2007	N/A
Lakefront Plaza II Land	Hampton, VA	—	138,101	—	102,764	240,865	—	240,865	—	2001	N/A
Ridge Road & Hanover Road Land	Hanover, MD	—	3,875,203	—	211,720	4,086,923	—	4,086,923	—	2012	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	443,379	3,814,562	—	3,814,562	—	2008	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	896,066	1,809,342	—	1,809,342	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	24,659	3,068,597	—	3,068,597	—	2005	N/A
Interwood Land	Houston, TX	—	5,160,668	—	14,362	5,175,030	—	5,175,030	—	2012	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	1,417,911	7,174,776	—	7,174,776	—	2007	N/A
Richey Road Land	Houston, TX	—	26,135,466	—	707,105	26,842,571	—	26,842,571	—	2014	N/A
Taub Beltway 8 Land	Houston, TX	—	4,611,474	—	628,497	5,239,971	—	5,239,971	—	2012	N/A
Frye Road and Valley View Lane Land	Irving, TX	—	5,901,634	—	24,398	5,926,032	—	5,926,032	—	2014	N/A
Rouse Kent Limited	Kent, UK	—	—	—	—	11,079,465	—	11,079,465	—	2012	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,126,107	1,918,225	—	1,918,225	—	1995	N/A
Spring Creek Land	Lower Macungie Twp, PA	—	25,615,668	—	17,189,074	42,804,742	—	42,804,742	—	2013	N/A
380 Old Morehall Road	Malvern, PA	—	1,344,809	—	—	1,344,809	—	1,344,809	—	2012	N/A
Quarry Ridge Land	Malvern, PA	—	675,499	—	141,517	817,016	—	817,016	—	2001	N/A

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances	Land	Building	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Building and Improvements	Total 12/31/2014	Accumulated Depreciation 12/31/2014	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
Miami International Tradeport Land	Medley, FL	—	16,739,632	—	2,947,142	19,686,774	—	19,686,774	—	2011	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	405,663	6,491,000	—	6,491,000	—	2006	N/A
557 Nazareth Pike Land	Nazareth, PA	—	4,667,646	—	343,645	5,011,291	—	5,011,291	—	2013	N/A
South 27th Street Land	Oak Creek, WI	—	427,838	—	—	427,838	—	427,838	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	267,468	—	95,810	363,278	—	363,278	—	2004	N/A
Southern Boulevard Land	Palm Beach County, FL	—	12,042,368	—	200,186	12,242,554	—	12,242,554	—	2014	N/A
Buckeye Logistics Center West Land	Phoenix, AZ	—	11,203,594	—	65,658	11,269,252	—	11,269,252	—	2013	N/A
Cotton Center Land	Phoenix, AZ	—	8,237,744	—	702	8,238,446	—	8,238,446	—	2007	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,283	169,597	—	169,597	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	6,176,464	—	2,160,589	8,337,053	—	8,337,053	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	793,572	3,509,286	—	3,509,286	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	29,890	210,026	—	210,026	—	2000	N/A
Legacy Park Land	Tampa, FL	—	3,289,423	—	4,908,708	8,198,131	—	8,198,131	—	2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	214,724	2,210,099	—	2,210,099	—	2007	N/A
Subtotal Land Held for Development		$—	$214,184,322	$—	$43,794,292	$269,058,078	$—	$269,058,078	$—

Total All Properties		$60,746,274	$1,413,189,571	$2,838,135,653	$2,817,731,432	$1,458,817,640	$5,621,318,481	$7,080,136,121	$1,182,568,534

* Denotes property is collateralized under mortgages with Allianz, John Hancock, LaSalle Bank, Athene, New York Life and Wells Fargo totaling $424.2 million.
(1) Includes foreign currency changes and write-offs of certain fully depreciated assets.

SCHEDULE III
LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2014	2013	2012
REAL ESTATE:
Balance at beginning of year	$6,709,841	$5,375,440	$4,873,875
Additions	602,586	1,888,229	505,602
Disposition of property	(232,289)	(553,828)	(4,037)

Balance at end of year	$7,080,138	$6,709,841	$5,375,440

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$1,051,593	$1,067,272	$953,573
Depreciation expense	179,143	162,546	140,570
Disposition of property	(48,167)	(178,225)	(26,871)

Balance at end of year	$1,182,569	$1,051,593	$1,067,272

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company's 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm - Liberty Property Trust

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm - Liberty Property Limited Partnership

Financial Statements - Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2014 and 2013

Statements of Comprehensive Income:
Liberty Property Trust Consolidated for the years ended December 31, 2014, 2013 and 2012

Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2014, 2013 and 2012

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2014, 2013 and 2012

Financial Statements - Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2014 and 2013

Statements of Comprehensive Income:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2014, 2013 and 2012

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2014, 2013 and 2012

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES:

Schedule II - Allowance for Doubtful Accounts for Liberty Property Trust and Liberty Property Limited Partnership

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014 for Liberty Property Trust and Liberty Property Limited Partnership

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

3.1.9
Articles of Amendment to the Amended and Restated Declaration of Trust of Trust, filed with the State Department of Assessments and Taxation of Maryland on May 27, 2014 (Incorporated by reference to Exhibit 3.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “Second Quarter 2014 Form 10-Q”).

3.1.10
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

3.1.15
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.40% Series H Cumulative Redeemable Preferred Partnership Interests (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 23, 2007 (the “August 23, 2007 Form 8-K”)).

3.1.16
Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.17	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.1 to the Second Quarter 1999 Form 10-Q).

3.1.18	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.19	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter Form 2002 10-Q).

3.1.20	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the September 2, 2004 Form 8-K).

3.1.21	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the June 17, 2005 8-K).

3.1.22	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the June 30, 2005 8-K).

3.1.23
Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 24, 2005).

3.1.24
Amendment No. 2 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Commission on December 23, 2005).

3.1.25
Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the December 18, 2006 Form 8-K).

3.1.26
Eighth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the August 23, 2007 Form 8-K).

3.1.27
Ninth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 3.1.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

3.1.28*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.1.29
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

4.16
Fourth Supplemental Indenture, dated as of September 27, 2013, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $450,000,000 principal amount of 4.400% Senior Notes due 2024 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.16 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Form 10-K")).

10.1@
Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 8, 2014 (Incorporated by reference to appendix to the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 8, 2014, filed with the Commission on April 7, 2014).

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

10.15.2+
Substitution of Limited Partner Agreement, dated as of December 31, 2013, by and among Liberty Property Philadelphia Corporation IV East, as general partner, Liberty Property Limited Partnership and Comcast Philadelphia Holdings, LLC. (Incorporated by reference to Exhibit 10.15.2 filed with the 2013 Form 10-K).

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

10.25+
Fourth Amended and Restated Credit Agreement, dated as of March 26, 2014, by and among Liberty Property Trust, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, RBS Citizens Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Citigroup Global Markets Inc. and Goldman Sachs Bank USA as Senior Managing Agents, Capital One, National Association and Union Bank, N.A., as Managing Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and the lenders a party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014).

10.26+
Amended and Restated Limited Liability Company Operating Agreement of 18A LLC, dated as of June 30, 2014, by and between Liberty Property Limited Partnership and Comcast Corporation (Incorporated by reference to Exhibit 10.1 filed with the Second Quarter 2014 Form 10-Q).

10.27+
Limited Liability Company Operating Agreement of 18A Hotel LLC, dated as of June 30, 2014, by and between Comcast Corporation and Liberty Property Development Company IV-S, LLC, a wholly owned subsidiary of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10.2 filed with the Second Quarter 2014 Form 10-Q).

10.28+
Development Agreement, dated as of June 30, 2014, by and among Liberty Property 18th & Arch, LP, Liberty Property Limited Partnership and a wholly owned subsidiary of 18A Hotel LLC (Incorporated by reference to Exhibit 10.3 filed with the Second Quarter 2014 Form 10-Q).

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

LIBERTY PROPERTY TRUST

Date: February 26, 2015                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 26, 2015
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 26, 2015
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 26, 2015
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	February 26, 2015
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 26, 2015
Daniel P. Garton

/s/ ANTONIO F. FERNANDEZ	Trustee	February 26, 2015
Antonio F. Fernandez

/s/ KATHERINE E. DIETZE	Trustee	February 26, 2015
Katherine E. Dietze

/s/ FREDRIC J. TOMCZYK	Trustee	February 26, 2015
Fredric J. Tomczyk

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

Date: February 26, 2015                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 26, 2015
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 26, 2015
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 26, 2015
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	February 26, 2015
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 26, 2015
Daniel P. Garton

/s/ ANTONIO F. FERNANDEZ	Trustee	February 26, 2015
Antonio F. Fernandez

/s/ KATHERINE E. DIETZE	Trustee	February 26, 2015
Katherine E. Dietze

/s/ FREDRIC J. TOMCZYK	Trustee	February 26, 2015
Fredric J. Tomczyk

EXHIBIT INDEX

EXHIBIT NO.

3.1.28	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to the Trust.

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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