Form 10-Q
period 2015-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2015-04-30
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 28, 2015, 149,471,760 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at March 31, 2015. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2015

Index		Page

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures for Liberty Property Trust		36

Signatures for Liberty Property Limited Partnership		37

Exhibit Index		38

	FIFTH SUPPLEMENTAL INDENTURE, DATED AS OF MARCH 24, 2015, BETWEEN LIBERTY PROPERTY LIMITED PARTNERSHIP, AS ISSUER, AND U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	March 31, 2015	December 31, 2014
ASSETS
Real estate:
Land and land improvements	$1,187,786	$1,189,760
Building and improvements	5,347,120	5,343,908
Less accumulated depreciation	(1,221,059)	(1,182,569)
Operating real estate	5,313,847	5,351,099
Development in progress	269,518	277,411
Land held for development	272,349	269,059
Net real estate	5,855,714	5,897,569
Cash and cash equivalents	38,755	69,346
Restricted cash	18,911	20,325
Accounts receivable	19,039	15,481
Deferred rent receivable	113,129	107,909
Deferred financing and leasing costs, net of accumulated amortization (2015, $173,076; 2014, $169,468)	202,231	206,286
Investments in and advances to unconsolidated joint ventures	215,403	208,832
Assets held for sale	—	8,389
Prepaid expenses and other assets	101,322	91,399
Total assets	$6,564,504	$6,625,536
LIABILITIES
Mortgage loans	$484,584	$487,301
Unsecured notes	2,607,874	2,509,094
Credit facility	50,000	167,000
Accounts payable	51,783	52,043
Accrued interest	36,691	24,513
Dividend and distributions payable	72,512	72,253
Other liabilities	199,311	219,418
Total liabilities	3,502,755	3,531,622
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of March 31, 2015 and December 31, 2014	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 150,367,813 (includes 1,249,909 in treasury) and 149,807,179 (includes 1,249,909 in treasury) shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	150	150
Additional paid-in capital	3,760,834	3,740,594
Accumulated other comprehensive loss	(17,346)	(6,252)
Distributions in excess of net income	(694,748)	(654,869)
Common shares in treasury, at cost, 1,249,909 shares as of March 31, 2015 and December 31, 2014	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,996,939	3,027,672
Noncontrolling interest – operating partnership
3,539,075 and 3,553,566 common units outstanding as of March 31, 2015 and December 31, 2014, respectively	53,354	54,786
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total equity	3,054,212	3,086,377
Total liabilities, noncontrolling interest - operating partnership and equity	$6,564,504	$6,625,536

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING REVENUE
Rental	$148,585	$138,949
Operating expense reimbursement	58,316	58,681
Total operating revenue	206,901	197,630
OPERATING EXPENSE
Rental property	35,571	38,641
Real estate taxes	26,164	24,501
General and administrative	18,802	18,356
Depreciation and amortization	58,796	56,734
Impairment - real estate assets	15,739	—
Total operating expense	155,072	138,232
Operating income	51,829	59,398
OTHER INCOME (EXPENSE)
Interest and other income	6,371	2,439
Interest expense	(34,670)	(39,207)
Total other income (expense)	(28,299)	(36,768)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	23,530	22,630
Gain on property dispositions	2,271	—
Income taxes	(845)	(531)
Equity in earnings of unconsolidated joint ventures	6,906	4,159
Income from continuing operations	31,862	26,258
Discontinued operations (including net gain on property dispositions of $46,115 for the three months ended March 31, 2014)	—	47,848
Net income	31,862	74,106
Noncontrolling interest – operating partnership	(853)	(1,853)
Noncontrolling interest – consolidated joint ventures	(58)	(353)
Net income available to common shareholders	$30,951	$71,900

Net income	$31,862	$74,106
Other comprehensive (loss) income - foreign currency translation	(10,410)	1,346
Other comprehensive loss - derivative instruments	(947)	(511)
Other comprehensive (loss) income	(11,357)	835
Total comprehensive income	20,505	74,941
Less: comprehensive income attributable to noncontrolling interest	(648)	(2,226)
Comprehensive income attributable to common shareholders	$19,857	$72,715
Earnings per common share
Basic:
Income from continuing operations	$0.21	$0.17
Income from discontinued operations	—	0.32
Income per common share – basic	$0.21	$0.49
Diluted:
Income from continuing operations	$0.21	$0.17
Income from discontinued operations	—	0.32
Income per common share – diluted	$0.21	$0.49
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	148,315	146,425
Diluted	149,031	147,095
Amounts attributable to common shareholders
Income from continuing operations	$30,951	$25,179
Discontinued operations	—	46,721
Net income available to common shareholders	$30,951	$71,900
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2015	$150	$3,740,594	$(6,252)	$(654,869)	$(51,951)	$3,027,672	$54,786	$3,919	$3,086,377	$7,537
Net proceeds from the issuance of common shares	—	12,579	—	—	—	12,579	—	—	12,579	—
Net income	—	—	—	30,951	—	30,951	735	58	31,744	118
Distributions	—	—	—	(70,830)	—	(70,830)	(1,680)	(58)	(72,568)	(118)
Share-based compensation	—	7,437	—	—	—	7,437	—	—	7,437	—
Other comprehensive loss - foreign currency translation	—	—	(10,169)	—	—	(10,169)	(241)	—	(10,410)	—
Other comprehensive loss - derivative instruments	—	—	(925)	—	—	(925)	(22)	—	(947)	—
Redemption of noncontrolling interests – common units	—	224	—	—	—	224	(224)	—	—	—
Balance at March 31, 2015	$150	$3,760,834	$(17,346)	$(694,748)	$(51,951)	$2,996,939	$53,354	$3,919	$3,054,212	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net income	$31,862	$74,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,431	57,589
Amortization of deferred financing costs	1,073	1,510
Impairment - real estate assets	15,739	—
Equity in earnings of unconsolidated joint ventures	(6,906)	(4,159)
Gain on property dispositions	(2,271)	(46,117)
Share-based compensation	7,437	6,580
Other	(2,990)	(635)
Changes in operating assets and liabilities:
Restricted cash	489	31,726
Accounts receivable	(3,670)	(4,052)
Deferred rent receivable	(5,504)	(2,765)
Prepaid expenses and other assets	(13,058)	(26,557)
Accounts payable	(116)	6,562
Accrued interest	12,178	16,441
Other liabilities	(3,718)	(36,537)
Net cash provided by operating activities	89,976	73,692
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	—	(37,635)
Investment in operating properties - other	(12,805)	(16,522)
Investments in and advances to unconsolidated joint ventures	(5,822)	(429)
Distributions from unconsolidated joint ventures	6,098	2,978
Net proceeds from disposition of properties/land	40,998	327,160
Net (advances on) proceeds from public reimbursement receivable/escrow	(1,601)	5,001
Investment in development in progress	(48,001)	(74,478)
Investment in land held for development	(4,045)	(1,967)
Investment in deferred leasing costs	(9,684)	(9,158)
Net cash (used in) provided by investing activities	(34,862)	194,950
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	12,579	15,472
Proceeds from unsecured notes	398,576	—
Repayments of unsecured notes	(300,000)	—
Repayments of mortgage loans	(2,160)	(2,019)
Proceeds from credit facility	390,000	—
Repayments on credit facility	(507,000)	—
Payment of deferred financing costs	(3,551)	(3,619)
Distribution paid on common shares	(70,562)	(69,634)
Distribution paid on units	(1,863)	(1,914)
Net cash used in financing activities	(83,981)	(61,714)
Net (decrease) increase in cash and cash equivalents	(28,867)	206,928
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(1,724)	211
Cash and cash equivalents at beginning of period	69,346	163,414
Cash and cash equivalents at end of period	$38,755	$370,553

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	March 31, 2015	December 31, 2014
ASSETS
Real estate:
Land and land improvements	$1,187,786	$1,189,760
Building and improvements	5,347,120	5,343,908
Less accumulated depreciation	(1,221,059)	(1,182,569)
Operating real estate	5,313,847	5,351,099
Development in progress	269,518	277,411
Land held for development	272,349	269,059
Net real estate	5,855,714	5,897,569
Cash and cash equivalents	38,755	69,346
Restricted cash	18,911	20,325
Accounts receivable	19,039	15,481
Deferred rent receivable	113,129	107,909
Deferred financing and leasing costs, net of accumulated amortization (2015, $173,076; 2014, $169,468)	202,231	206,286
Investments in and advances to unconsolidated joint ventures	215,403	208,832
Assets held for sale	—	8,389
Prepaid expenses and other assets	101,322	91,399
Total assets	$6,564,504	$6,625,536
LIABILITIES
Mortgage loans	$484,584	$487,301
Unsecured notes	2,607,874	2,509,094
Credit facility	50,000	167,000
Accounts payable	51,783	52,043
Accrued interest	36,691	24,513
Distributions payable	72,512	72,253
Other liabilities	199,311	219,418
Total liabilities	3,502,755	3,531,622
Limited partners' equity - 301,483 preferred units outstanding as of March 31, 2015 and December 31, 2014	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 149,117,904 (net of 1,249,909 treasury units) and 148,557,270 (net of 1,249,909 treasury units) common units outstanding as of March 31, 2015 and December 31, 2014, respectively	2,996,939	3,027,672
Limited partners’ equity – 3,539,075 and 3,553,566 common units outstanding as of March 31, 2015 and December 31, 2014, respectively	53,354	54,786
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total owners’ equity	3,054,212	3,086,377
Total liabilities, limited partners' equity and owners’ equity	$6,564,504	$6,625,536

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING REVENUE
Rental	$148,585	$138,949
Operating expense reimbursement	58,316	58,681
Total operating revenue	206,901	197,630
OPERATING EXPENSE
Rental property	35,571	38,641
Real estate taxes	26,164	24,501
General and administrative	18,802	18,356
Depreciation and amortization	58,796	56,734
Impairment - real estate assets	15,739	—
Total operating expense	155,072	138,232
Operating income	51,829	59,398
OTHER INCOME (EXPENSE)
Interest and other income	6,371	2,439
Interest expense	(34,670)	(39,207)
Total other income (expense)	(28,299)	(36,768)
Income before loss on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	23,530	22,630
Gain on property dispositions	2,271	—
Income taxes	(845)	(531)
Equity in earnings of unconsolidated joint ventures	6,906	4,159
Income from continuing operations	31,862	26,258
Discontinued operations (including net gain on property dispositions of $46,115 for the three months ended March 31, 2014)	—	47,848
Net income	31,862	74,106
Noncontrolling interest – consolidated joint ventures	(58)	(353)
Preferred unit distributions	(118)	(118)
Income available to common unitholders	$31,686	$73,635
Net income	$31,862	$74,106
Other comprehensive (loss) income - foreign currency translation	(10,410)	1,346
Other comprehensive loss - derivative instruments	(947)	(511)
Other comprehensive (loss) income	(11,357)	835
Total comprehensive income	$20,505	$74,941
Earnings per common unit
Basic:
Income from continuing operations	$0.21	$0.17
Income from discontinued operations	—	0.32
Income per common unit - basic	$0.21	$0.49
Diluted:
Income from continuing operations	$0.21	$0.17
Income from discontinued operations	—	0.32
Income per common unit - diluted	$0.21	$0.49
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	151,856	149,981
Diluted	152,572	150,651
Net income allocated to general partners	$30,951	$71,900
Net income allocated to limited partners	$853	$1,853

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2015	$3,027,672	$54,786	$3,919	$3,086,377	$7,537
Contributions from partners	20,016	—	—	20,016	—
Distributions to partners	(70,830)	(1,680)	(58)	(72,568)	(118)
Other comprehensive loss - foreign currency translation	(10,169)	(241)	—	(10,410)	—
Other comprehensive loss - derivative instruments	(925)	(22)	—	(947)	—
Net income	30,951	735	58	31,744	118
Redemption of limited partners common units for common shares	224	(224)	—	—	—
Balance at March 31, 2015	$2,996,939	$53,354	$3,919	$3,054,212	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net income	$31,862	$74,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,431	57,589
Amortization of deferred financing costs	1,073	1,510
Impairment - real estate assets	15,739	—
Equity in earnings of unconsolidated joint ventures	(6,906)	(4,159)
Gain on property dispositions	(2,271)	(46,117)
Noncash compensation	7,437	6,580
Other	(2,990)	(635)
Changes in operating assets and liabilities:
Restricted cash	489	31,726
Accounts receivable	(3,670)	(4,052)
Deferred rent receivable	(5,504)	(2,765)
Prepaid expenses and other assets	(13,058)	(26,557)
Accounts payable	(116)	6,562
Accrued interest	12,178	16,441
Other liabilities	(3,718)	(36,537)
Net cash provided by operating activities	89,976	73,692
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	—	(37,635)
Investment in operating properties - other	(12,805)	(16,522)
Investments in and advances to unconsolidated joint ventures	(5,822)	(429)
Distributions from unconsolidated joint ventures	6,098	2,978
Net proceeds from disposition of properties/land	40,998	327,160
Net (advances on) proceeds from public reimbursement receivable/escrow	(1,601)	5,001
Investment in development in progress	(48,001)	(74,478)
Investment in land held for development	(4,045)	(1,967)
Investment in deferred leasing costs	(9,684)	(9,158)
Net cash (used in) provided by investing activities	(34,862)	194,950
FINANCING ACTIVITIES
Proceeds from unsecured notes	398,576	—
Repayment of unsecured notes	(300,000)	—
Repayments of mortgage loans	(2,160)	(2,019)
Proceeds from credit facility	390,000	—
Repayments on credit facility	(507,000)	—
Payment of deferred financing costs	(3,551)	(3,619)
Capital contributions	12,579	15,472
Distributions to partners	(72,425)	(71,548)
Net cash used in financing activities	(83,981)	(61,714)
Net (decrease) increase in cash and cash equivalents	(28,867)	206,928
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(1,724)	211
Cash and cash equivalents at beginning of period	69,346	163,414
Cash and cash equivalents at end of period	$38,755	$370,553

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at March 31, 2015. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.
Recently Issued Accounting Standards
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires the costs for issuing debt to appear on a balance sheet as a direct deduction from the debt's value. ASU 2015-03 is effective for the Company beginning January 1, 2016. The standard would be applied retrospectively. The Company does not anticipate that the adoption of ASU 2015-03 will have a material impact on its financial position or results of operations.

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$30,951	148,315	$0.21	$25,179	146,425	$0.17
Dilutive shares for long-term compensation plans	—	716		—	670
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	$30,951	149,031	$0.21	$25,179	147,095	$0.17
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	$—	148,315	$—	$46,721	146,425	$0.32
Dilutive shares for long-term compensation plans	—	716		—	670
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	$—	149,031	$—	$46,721	147,095	$0.32
Basic income per common share
Net income available to common shareholders	$30,951	148,315	$0.21	$71,900	146,425	$0.49
Dilutive shares for long-term compensation plans	—	716		—	670
Diluted income per common share
Net income available to common shareholders	$30,951	149,031	$0.21	$71,900	147,095	$0.49

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three months ended March 31, 2015 was 596,000 as compared to 1,247,000 for the same period in 2014.
During the three months ended March 31, 2015, 44,000 common shares were issued upon the exercise of options. During the year ended December 31, 2014, 44,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$31,804			$25,905
Less: Preferred unit distributions	(118)			(118)
Basic income from continuing operations
Income from continuing operations available to common unitholders	$31,686	151,856	$0.21	$25,787	149,981	$0.17
Dilutive units for long-term compensation plans	—	716		—	670
Diluted income from continuing operations
Income from continuing operations available to common unitholders	$31,686	152,572	$0.21	$25,787	150,651	$0.17
Basic income from discontinued operations
Discontinued operations	$—	151,856	$—	$47,848	149,981	$0.32
Dilutive units for long-term compensation plans	—	716		—	670
Diluted income from discontinued operations
Discontinued operations	$—	152,572	$—	$47,848	150,651	$0.32
Basic income per common unit
Income available to common unitholders	$31,686	151,856	$0.21	$73,635	149,981	$0.49
Dilutive units for long-term compensation plans	—	716		—	670
Diluted income per common unit
Income available to common unitholders	$31,686	152,572	$0.21	$73,635	150,651	$0.49

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three months ended March 31, 2015 was 596,000 as compared to 1,247,000 for the same period in 2014.
During the three months ended March 31, 2015, 44,000 common units were issued upon exercise of options. During the year ended December 31, 2014, 44,000 common units were issued upon the exercise of options.

Note 4: Accumulated Other Comprehensive Loss

The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Foreign Currency Translation:
Beginning balance	$(5,823)	$8,592
Translation adjustment	(10,410)	1,346
Ending balance	(16,233)	9,938

Derivative Instruments:
Beginning balance	(377)	1,584
Unrealized loss	(1,299)	(871)
Reclassification adjustment (1)	352	360
Ending balance	(1,324)	1,073
Total accumulated other comprehensive (loss) income	(17,557)	11,011
Less: portion included in noncontrolling interest – operating partnership	211	(454)
Total accumulated other comprehensive (loss) income included in shareholders' equity/owners' equity	$(17,346)	$10,557

(1)	Amounts reclassified out of Accumulated Other Comprehensive (Loss) Income/General & Limited Partner's Equity into contractual interest expense.

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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014
Operating revenue
Carolinas	$9,844	$8,316
Chicago/Milwaukee	9,793	8,570
Houston	12,324	11,867
Lehigh/Central PA	33,554	29,623
Minnesota	12,672	13,750
Orlando	5,264	7,995
Philadelphia	9,982	9,408
Richmond/Hampton Roads	10,490	10,068
South Florida	12,206	12,309
Southeastern PA	39,238	38,437
Tampa	13,462	13,173
United Kingdom	3,725	4,102
Other	34,398	35,039
Segment-level operating revenue	206,952	202,657

Reconciliation to total operating revenues
Discontinued operations	—	(4,748)
Other	(51)	(279)
Total operating revenue	$206,901	$197,630

Net operating income
Carolinas	$6,617	$5,742
Chicago/Milwaukee	6,743	5,163
Houston	7,221	7,053
Lehigh/Central PA	22,971	19,240
Minnesota	5,985	6,619
Orlando	3,571	5,492
Philadelphia	7,022	6,721
Richmond/Hampton Roads	6,229	5,920
South Florida	6,829	7,527
Southeastern PA	20,988	19,600
Tampa	8,702	8,441
United Kingdom	2,516	2,850
Other	22,176	21,731
Segment-level net operating income	127,570	122,099

Reconciliation to income from continuing operations
Interest expense (1)	(34,670)	(39,764)
Depreciation/amortization expense (1) (2)	(43,514)	(44,536)
Impairment - real estate assets	(15,739)	—
Gain on property dispositions	2,271	—
Equity in earnings of unconsolidated joint ventures	6,906	4,159
General and administrative expense (1) (2)	(12,574)	(12,401)
Discontinued operations excluding interest and gain on property dispositions	—	(2,290)
Income taxes (2)	(707)	(483)
Other	2,319	(526)
Income from continuing operations	$31,862	$26,258

(1)	Includes activity on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

During the three months ended March 31, 2015, the Company did not acquire any operating properties.
During the three months ended March 31, 2015, the Company realized proceeds of $42.2 million from the sale of seven properties in the Company's Southeastern PA segment and segments grouped into the Company's "Other" category.

Note 6: Accounting for the Impairment or Disposal of Long-Lived Assets

Prior to the adoption of Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") on January 1, 2014, the results of operations for all operating properties sold or held for sale during the reported periods were shown under discontinued operations on the consolidated statements of comprehensive income. Under ASU 2014-08, operating properties that were sold or classified as held for sale before the adoption of ASU 2014-08 continue to be classified as discontinued operations. Accordingly, operating properties previously reported as discontinued operations will continue to be presented as discontinued operations on the consolidated statements of comprehensive income for all periods presented.
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$—	$4,748
Operating expenses	—	(2,495)
Interest and other income	—	37
Interest expense	—	(557)
Depreciation and amortization	—	—
Income before gain on property dispositions	—	1,733
Gain on property dispositions	—	46,115
Net income	$—	$47,848
Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment

The Company anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. During the three months ended March 31, 2015, the Company recognized $15.7 million in impairments, $13.4 million of which related to the Company's Richmond/Hampton Roads reportable segment and $2.3 million of which related to the Company's Southeastern Pennsylvania reportable segment. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established by the FASB in Topic 820, "Fair Value Measurements and Disclosures." However, these properties are not classified as held for sale as all of the criteria for such classification have not been met as of March 31, 2015. The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at March 31, 2015.  There were no impairments recognized during the three months ended March 31, 2014.
Note 7: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.

Common units
The common units outstanding of the Operating Partnership not held by the Trust as of March 31, 2015 have the same economic characteristics as common shares of the Trust. The 3,539,075 outstanding common units of the Operating Partnership at such date not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis of unregistered common shares of the Trust. The market value of the 3,539,075 outstanding common units based on the closing price of the common shares of the Trust at March 31, 2015 was $126.3 million.
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
Common units
The common units outstanding as of March 31, 2015 have the same economic characteristics as common shares of the Trust. The 3,539,075 outstanding common units at such date are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis of unregistered common shares of the Trust. The market value of the 3,539,075 outstanding common units at March 31, 2015 based on the closing price of the common shares of the Trust at March 31, 2015 was $126.3 million.
Note 9: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of March 31, 2015, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Note 10: Indebtedness

In March 2015, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay all $300 million of its 5.125% senior unsecured notes due March 2015.

In March 2015, the Company issued $400 million of 3.75% senior unsecured notes due 2025. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.

Note 11: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2015 and December 31, 2014. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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

The Company determines the fair value of its interest rate swaps by using the standard methodology of netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate swaps are based on expectations of future LIBOR interest rates (forward curves) estimated by observing market LIBOR interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented. See Note 12 - Derivative Instruments.

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of March 31, 2015.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2014 and March 31, 2015 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2014	$487,301	$501,231	$2,509,094	$2,704,069
As of March 31, 2015	$484,584	$496,873	$2,607,874	$2,769,146
Note 12: Derivative Instruments
The Company borrows funds at a combination of fixed and variable rates. Borrowings under the Company's revolving credit facility and certain bank mortgage loans bear interest at variable rates. Our long-term debt typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under interest rate hedge contracts.
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss (for the Trust) and general partner's equity and limited partners' equity - common units (for the Operating Partnership) and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings.
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
The Company holds interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $103.2 million and $103.6 million at March 31, 2015 and December 31, 2014, respectively, and expire at various dates between 2018 and 2020.
For the three months ended March 31, 2015 and March 31, 2014, the effective portion of the change in the fair value of the swaps were decreases in the amount of $1.3 million and $871,000, respectively, which were recorded as decreases in other comprehensive income. These amounts reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the variable rate mortgages. The amount of loss reclassified from accumulated other comprehensive income was $352,000 and $360,000 for the three months ended March 31, 2015 and March 31, 2014, respectively. The ineffective portion of the change in the fair value of the Swaps for the three months ended March 31, 2015 and March 31, 2014 in the amounts of $59,000 and $18,000, respectively, were recorded as increases to interest expense in the accompanying consolidated statements of comprehensive income.
The fair value of the Swaps in the amounts of $9.0 million and $8.5 million as of March 31, 2015 and December 31, 2014, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $9.1 million.
Note 13: Commitments and Contingencies
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2015, were as follows (in thousands):

Year	Amount
2015	$507
2016	686
2017	686
2018	686
2019	686
2020 through 2034	6,604
Total	$9,855

Operating ground lease expense for the three months ended March 31, 2015 was $64,000 as compared to $47,000 for the same period in 2014.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of March 31, 2015 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Comcast Innovation and Technology Center
The Company has entered into two joint ventures for the purpose of developing and owning the Comcast Innovation & Technology Center (the "Project") located on the 1800 block of Arch Street in Philadelphia, Pennsylvania. The 59-story building will include 1.3 million square feet of rentable office space and a 222-room Four Seasons Hotel.  Completion of the first phase of the Project is anticipated to be in the third quarter of 2017. Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $932 million.  The Company's investment in the Project is expected to be approximately $185 million with 20% ownership interests in both joint ventures.
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

Other
As of March 31, 2015, the Company had letter of credit obligations of $4.2 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of March 31, 2015, the Company had 21 buildings under development. These buildings are expected to contain, when completed, a total of 3.8 million square feet of leasable space and represent an anticipated aggregate investment of $412.9 million. At March 31, 2015, development in progress totaled $269.5 million. In addition, as of March 31, 2015, the Company had invested $8.0 million in deferred leasing costs related to these development buildings. In addition, the Company had signed commitments for build-to-suit developments not yet commenced for an anticipated aggregate investment of $167.0 million.
As of March 31, 2015, the Company was committed to $14.8 million in improvements on certain buildings and land parcels.
As of March 31, 2015, the Company was committed to $51.0 million in future land purchases.
As of March 31, 2015, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $41.5 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 14: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Write-off of fully depreciated/amortized property and deferred costs	$14,436	$11,279
Write-off of depreciated/amortized property and deferred costs due to sale	$10,295	$131,026
Unrealized loss on cash flow hedge	$(947)	$(511)
Changes in accrued development capital expenditures	$(8,343)	$2,280

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
As of March 31, 2015, the Company owned and operated 486 industrial and 180 office properties (the “Wholly Owned Properties in Operation”) totaling 91.1 million square feet. In addition, as of March 31, 2015, the Company owned 21 properties under development, which when completed are expected to comprise 3.8 million square feet (the “Wholly Owned Properties under Development”) and 1,491 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2015, the Company had an ownership interest, through unconsolidated joint ventures, in 49 industrial and 34 office properties totaling 14.3 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 2.1 million square feet and a 222-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 460 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company expects its strategy with respect to product and market selection to continue to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals.

Due to long-term trends that the Company believes favor industrial properties and indicate potential erosion in value of suburban office properties, the Company has increased its investment in industrial and metro-office properties and decreased its investment in suburban office properties. The short-term effect of these activities is a reduction in net cash from operating activities, as rental income related to the Company's industrial properties is less than that from the Company's suburban office properties, assuming similar amounts invested. The Company anticipates that over time it will realize the benefits of these activities, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three months ended March 31, 2015, straight line rents on renewal and replacement leases were on average 2.4% higher than rents on expiring leases. The Company's guidance for 2015 contemplated an increase of straight line rent on average of 2% to 3%. During the three months ended March 31, 2015, the Company successfully leased 6.7 million square feet and, as of that date, attained occupancy of 93.2% for the Wholly Owned Properties in Operation and 93.0% for the JV Properties in Operation for a combined occupancy of 93.2% for the Properties in Operation. At December 31, 2014, occupancy for the Wholly Owned Properties in Operation was 93.1% and for the JV Properties in Operation was 92.2% for a combined occupancy for the Properties in Operation of 93.0%. The Company's guidance for 2015 contemplated an increase in average occupancy of 1% to 2%.
Wholly Owned Capital Activity
Acquisitions
During the three months ended March 31, 2015, the Company did not acquire any operating properties or land parcels.
Dispositions
During the three months ended March 31, 2015, the Company realized proceeds of $42.2 million from the sale of seven properties totaling 622,000 square feet.
Development
During the three months ended March 31, 2015, the Company brought into service four Wholly Owned Properties under Development representing 466,000 square feet and a Total Investment of $47.0 million. During the three months ended March 31,

2015, the Company did not initiate any Wholly Owned Properties under Development. As of March 31, 2015, the Company had 21 Wholly Owned Properties under Development with a projected Total Investment of $412.9 million.
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
Acquisitions/Dispositions
During the three months ended March 31, 2015, none of the unconsolidated joint ventures in which the Company held an interest acquired or sold any operating properties or land parcels. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the three months ended March 31, 2015, none of the unconsolidated joint ventures in which the Company held an interest brought any properties into service or began development on any properties. As of March 31, 2015, joint ventures in which the Company held an interest had four properties under development which are expected to comprise, upon completion, 2.1 million square feet and are expected to represent a Total Investment of $977 million.
The most significant of these properties under development is the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and a 222-room hotel and is expected to represent a Total Investment of $932 million.

Properties in Operation
The composition of the Company’s Properties in Operation as of March 31, 2015 and 2014 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.45	$4.53	$5.94	$5.93	68,434	64,368	94.6%	91.6%
Industrial-Flex	$8.68	$8.55	$12.57	$12.35	8,738	9,041	92.5%	89.8%
Office	$15.74	$15.91	$24.55	$24.19	13,929	14,587	87.0%	87.6%
	$6.46	$6.76	$9.23	$9.50	91,101	87,996	93.2%	90.7%
JV Properties in Operation: (3)
Industrial-Distribution	$4.08	$3.79	$5.79	$5.54	10,075	9,270	95.6%	95.3%
Industrial-Flex	$25.93	$27.02	$24.76	$26.47	108	108	93.5%	97.8%
Office	$26.24	$24.91	$37.65	$36.41	4,114	4,114	86.5%	86.3%
	$10.18	$9.99	$14.47	$14.49	14,297	13,492	93.0%	92.6%
Properties in Operation:
Industrial-Distribution	$4.40	$4.43	$5.92	$5.88	78,509	73,638	94.7%	92.0%
Industrial-Flex	$8.89	$8.78	$12.72	$12.53	8,846	9,149	92.5%	89.9%
Office	$18.12	$17.87	$27.53	$26.85	18,043	18,701	86.9%	87.4%
	$6.96	$7.20	$9.94	$10.18	105,398	101,488	93.2%	91.0%

(1) Net rent represents the contractual rent per square foot at March 31, 2015 or 2014 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at March 31, 2015 or 2014 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 83 and 79 properties as of March 31, 2015 and 2014, respectively.

The table below details the vacancy activity during the three months ended March 31, 2015:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2015	6,314,089	1,109,801	7,423,890
Acquisition vacant space	—	—	—
Completed development vacant space	162,780	—	162,780
Disposition vacant space	(84,795)	—	(84,795)
Expirations	5,020,094	494,078	5,514,172
Property structural changes/other	(7,217)	—	(7,217)
Leasing activity	(5,214,860)	(596,483)	(5,811,343)
Vacancy at March 31, 2015	6,190,091	1,007,396	7,197,487

Lease transaction costs per square foot (1)	$3.75	$3.62	$3.74
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the three months ended March 31, 2015, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2015 with the results of operations of the Company for the three months ended March 31, 2014. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2015 and 2014, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2015 increased to $6,541.4 million from $6,319.9 million for the three months ended March 31, 2014. This increase in operating real estate resulted in increases in rental revenue, real estate taxes and depreciation and amortization expense. Operating expense reimbursement and rental property expense decreased primarily due to higher weather-related expenses (and reimbursement for such expenses) during the three months ended March 31, 2014. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $206.9 million for the three months ended March 31, 2015 from $197.6 million for the three months ended March 31, 2014. The $9.3 million increase was primarily due to the increase in average gross investment in operating real estate and an increase in occupancy. This increase was also due to the increase in termination fees, which totaled $3.7 million for the three months ended March 31, 2015 compared to $829,000 for the three months ended March 31, 2014. Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is classified as discontinued operations, related termination fees are included in discontinued operations.

Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 5 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)
	March 31,
	2015	2014
Carolinas	$6,617	$5,742	15.2%	(1)
Chicago/Milwaukee	6,743	5,163	30.6%	(1)
Houston	7,221	7,053	2.4%
Lehigh/Central PA	22,971	19,240	19.4%	(1)
Minnesota	5,985	6,619	(9.6%)
Orlando	3,571	5,492	(35.0%)	(2)
Philadelphia	7,022	6,721	4.5%
Richmond/Hampton Roads	6,229	5,920	5.2%
South Florida	6,829	7,527	(9.3%)
Southeastern PA	20,988	19,600	7.1%
Tampa	8,702	8,441	3.1%
United Kingdom	2,516	2,850	(11.7%)	(3)
Other	22,176	21,731	2.0%
Total reportable segment net operating income	$127,570	$122,099	4.5%

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in the foreign exchange rate.
Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below for the respective periods as well as the decrease in the non-recovered portion of the snow removal costs and other weather-related expenses for the respective periods.

	Three Months Ended
	March 31,
	2015	2014
Average occupancy %	93.3%	91.3%
Average rental rate - cash basis (1)	$6.66	$6.71
Average rental rate - straight line rent and operating expense reimbursement (2)	$9.38	$9.39

(1)
Represents the average contractual rent per square foot for the three months ended March 31, 2015 or 2014 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent including operating expense recoveries per square foot for the three months ended March 31, 2015 or 2014 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 643 properties totaling approximately 84.2 million square feet owned on January 1, 2014. Properties that were acquired, or on which development was completed, during the year ended December 31, 2014 and the three months ended March 31, 2015 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The seven properties sold during the three months ended March 31, 2015 and the 65 properties sold during 2014 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2015 and 2014. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2015	March 31, 2014
Same Store:
Rental revenue	$134,323	$131,723
Operating expenses:
Rental property expense	34,550	37,073
Real estate taxes	23,718	22,818
Operating expense recovery	(55,212)	(55,680)
Unrecovered operating expenses	3,056	4,211
Property level operating income	131,267	127,512
Less straight line rent	3,582	2,077
Cash basis property level operating income	$127,685	$125,435
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$127,685	$125,435
Straight line rent	3,582	2,077
Property level operating income	131,267	127,512
Non-Same Store property level operating income - continuing operations	10,181	6,139
Termination fees - continuing operations	3,718	837
General and administrative expense	(18,802)	(18,356)
Depreciation and amortization expense	(58,796)	(56,734)
Impairment - real estate assets	(15,739)	—
Other income (expense)	(28,299)	(36,768)
Gain on property dispositions	2,271	—
Income taxes	(845)	(531)
Equity in earnings of unconsolidated joint ventures	6,906	4,159
Discontinued operations (1)	—	47,848
Net income	$31,862	$74,106

(1)Includes termination fees of $8,000 for the three months ended March 31, 2014.

General and Administrative
General and administrative expenses increased to $18.8 million for the three months ended March 31, 2015 compared to $18.4 million for the three months ended March 31, 2014. This increase was primarily due to an increase in expenses related to joint ventures' development of the Comcast Innovation and Technology Center. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $58.8 million for the three months ended March 31, 2015 from $56.7 million for the three months ended March 31, 2014. This increase was primarily due to the increased investment in operating real estate.
Impairment - Real Estate Assets
Impairment - real estate assets increased to $15.7 million for the three months ended March 31, 2015 compared to zero for the three months ended March 31, 2014. This increase was due to impairments recognized on certain properties in the Company's Richmond/Hampton Roads and Southeastern PA reportable segments that may be disposed of prior to the end of their remaining useful lives.
Interest and Other Income
Interest and other income increased to $6.4 million for the three months ended March 31, 2015 from $2.4 million for the three months ended March 31, 2014. The increase was primarily due to development fee income related to joint ventures for the Comcast Innovation and Technology Center and an increase in gains associated with a land development in the United Kingdom.
Interest Expense
Interest expense decreased to $34.7 million for the three months ended March 31, 2015 from $39.2 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in the average debt outstanding to $3,159.7 million for the three months ended March 31, 2015 from $3,251.9 million for the three months ended March 31, 2014 as well as a decrease in the weighted average interest rate to 4.8% for the three months ended March 31, 2015 from 5.0% for the same period in 2014. Interest expense also decreased due to an increase in capitalized interest, which was $3.7 million for the three months ended March 31, 2015 compared to $2.9 million for the same period in 2014. These increases were partially offset by the decrease in interest allocated to discontinued operations. There was no interest expense allocated to discontinued operations for the three months ended March 31, 2015 compared to $557,000 for the three months ended March 31, 2014.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $6.9 million for the three months ended March 31, 2015 compared to $4.2 million for the three months ended March 31, 2014. The increase was primarily due to increases in gains related to the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of such gains was $4.8 million for the three months ended March 31, 2015 compared to $2.7 million for the three months ended March 31, 2014.
Other
Gain on property dispositions increased to $2.3 million for the three months ended March 31, 2015 compared to zero for the three months ended March 31, 2014. Income from discontinued operations was zero for the three months ended March 31, 2015 compared to $47.8 million for the three months ended March 31, 2014. Year over year changes primarily resulted from aggregate gains on sales included in gain on property dispositions or discontinued operations which totaled $2.3 million for the three months ended March 31, 2015 compared to $46.1 million for the three months ended March 31, 2014.
As a result of the foregoing, the Company’s net income decreased to $31.9 million for the three months ended March 31, 2015 from $74.1 million for the three months ended March 31, 2014.

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
Activity

As of March 31, 2015, the Company had cash and cash equivalents of $57.7 million, including $18.9 million in restricted cash.
Net cash provided by operating activities increased to $90.0 million for the three months ended March 31, 2015 from $73.7 million for the three months ended March 31, 2014. This $16.3 million increase was primarily due to an increase in Same Store operating activities and net operating activities related to acquisitions, dispositions and completed development. In addition, termination fees for the three months ended March 31, 2015 and 2014 were $3.8 million and $1.0 million, respectively. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $34.9 million for the three months ended March 31, 2015 compared to net cash provided by investing activities of $195.0 million for the three months ended March 31, 2014. This $229.9 million change primarily resulted from a decrease in net proceeds from the disposition of properties and land associated with the close of the second settlement of a multi-market portfolio sale in 2014. This amount was partially offset by a decrease in the investment in acquisition and development properties.
Net cash used in financing activities increased to $84.0 million for the three months ended March 31, 2015 compared to $61.7 million for the three months ended March 31, 2014. This $22.3 million increase was primarily due to net activity related to the Company's senior debt and credit facility. Financing activities include proceeds from the issuance of equity and debt, debt repayments, equity repurchases and distributions.

In March 2015, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay all $300 million of its 5.125% senior unsecured notes due March 2015.

In March 2015, the Company issued $400 million of 3.75% senior unsecured notes due 2025. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facility and for general corporate purposes.
The Company funds its development activities, including its obligations associated with its joint venture development activity, and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at March 31, 2015 was LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2015, the Company’s debt to gross assets ratio was 40.4% and for the three months ended March 31, 2015, the fixed charge coverage ratio was 3.7x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense, depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) and impairment - real estate assets, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2015, $484.6 million in mortgage loans and $2,607.9 million in unsecured notes were outstanding with a weighted average interest rate of 4.82%. The interest rates on $3,076.5 million of mortgage loans and unsecured notes are fixed (including $103.2 million fixed via a swap arrangement - see Note 12 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.3 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of March 31, 2015 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2015	$9,478	$—	$16,000	$—	$25,478	4.04%
2016	11,768	182,318	299,631	—	493,717	6.08%
2017	10,916	2,349	296,089	—	309,354	6.56%
2018	8,730	27,051	99,978	50,000	185,759	5.26%
2019	8,825	50,043	—	—	58,868	4.00%
2020	4,280	67,361	349,544	—	421,185	4.83%
2021	2,716	65,008	—	—	67,724	4.06%
2022	2,211	—	399,439	—	401,650	4.13%
2023	2,319	—	299,773	—	302,092	3.39%
2024 & thereafter	27,265	1,946	847,420	—	876,631	4.13%
	$88,508	$396,076	$2,607,874	$50,000	$3,142,458	4.76%
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

Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	March 31, 2014
Reconciliation of net income to FFO - basic:
Net income available to common shareholders	$30,951	$71,900
Basic - income available to common shareholders	30,951	71,900
Basic - income available to common shareholders per weighted average share	$0.21	$0.49
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,952	3,291
Depreciation and amortization	58,365	56,107
Gain on property dispositions / impairment - real estate assets	13,468	(45,526)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(1,735)	(327)
Funds from operations available to common shareholders – basic	$104,001	$85,445
Basic Funds from operations available to common shareholders per weighted average share	$0.70	$0.58
Reconciliation of net income to FFO - diluted:
Net income available to common shareholders	$30,951	$71,900
Diluted - income available to common shareholders	30,951	71,900
Diluted - income available to common shareholders per weighted average share	$0.21	$0.49
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,952	3,291
Depreciation and amortization	58,365	56,107
Gain on property dispositions / impairment - real estate assets	13,468	(45,526)
Noncontrolling interest less preferred share distributions	735	1,735
Funds from operations available to common shareholders - diluted	$106,471	$87,507
Diluted Funds from operations available to common shareholders per weighted average share	$0.70	$0.58
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	148,315	146,425
Dilutive shares for long term compensation plans	716	670
Diluted shares for net income calculations	149,031	147,095
Weighted average common units	3,541	3,556
Diluted shares for Funds from operations calculations	152,572	150,651

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2014.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2015.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

4.1*
Fifth Supplemental Indenture, dated as of March 24, 2015, between Liberty Property Limited Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between Liberty Property Limited Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 3.750% Senior Notes due 2025 of Liberty Property Limited Partnership.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	April 30, 2015
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	April 30, 2015
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	April 30, 2015
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	April 30, 2015
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

4.1
Fifth Supplemental Indenture, dated as of March 24, 2015, between Liberty Property Limited Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between Liberty Property Limited Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 3.750% Senior Notes due 2025 of Liberty Property Limited Partnership.

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