Form 10-Q
period 2015-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2015-08-03
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 30, 2015, 149,861,775 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2015. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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
Form 10-Q for the period ended June 30, 2015

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	June 30, 2015	December 31, 2014
ASSETS
Real estate:
Land and land improvements	$1,207,305	$1,189,760
Building and improvements	5,305,894	5,343,908
Less accumulated depreciation	(1,205,440)	(1,182,569)
Operating real estate	5,307,759	5,351,099
Development in progress	225,154	277,411
Land held for development	280,334	269,059
Net real estate	5,813,247	5,897,569
Cash and cash equivalents	73,053	69,346
Restricted cash	17,929	20,325
Accounts receivable	14,837	15,481
Deferred rent receivable	115,944	107,909
Deferred financing and leasing costs, net of accumulated amortization (2015, $176,671; 2014, $169,468)	200,782	206,286
Investments in and advances to unconsolidated joint ventures	215,715	208,832
Assets held for sale	—	8,389
Prepaid expenses and other assets	105,223	91,399
Total assets	$6,556,730	$6,625,536
LIABILITIES
Mortgage loans	$481,621	$487,301
Unsecured notes	2,608,089	2,509,094
Credit facility	70,000	167,000
Accounts payable	46,393	52,043
Accrued interest	27,176	24,513
Dividend and distributions payable	72,687	72,253
Other liabilities	197,960	219,418
Total liabilities	3,503,926	3,531,622
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of June 30, 2015 and December 31, 2014	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 150,737,328 (includes 1,249,909 in treasury) and 149,807,179 (includes 1,249,909 in treasury) shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	151	150
Additional paid-in capital	3,775,548	3,740,594
Accumulated other comprehensive loss	(4,863)	(6,252)
Distributions in excess of net income	(730,242)	(654,869)
Common shares in treasury, at cost, 1,249,909 shares as of June 30, 2015 and December 31, 2014	(51,951)	(51,951)
Total Liberty Property Trust shareholders’ equity	2,988,643	3,027,672
Noncontrolling interest – operating partnership
3,539,075 and 3,553,566 common units outstanding as of June 30, 2015 and December 31, 2014, respectively	52,705	54,786
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total equity	3,045,267	3,086,377
Total liabilities, noncontrolling interest - operating partnership and equity	$6,556,730	$6,625,536

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2015	June 30, 2014
OPERATING REVENUE
Rental	$147,367	$139,377
Operating expense reimbursement	56,151	53,583
Total operating revenue	203,518	192,960
OPERATING EXPENSE
Rental property	31,949	31,982
Real estate taxes	26,462	25,716
General and administrative	17,053	14,973
Depreciation and amortization	56,833	57,872
Impairment - real estate assets	1,036	—
Total operating expense	133,333	130,543
Operating income	70,185	62,417
OTHER INCOME (EXPENSE)
Interest and other income	6,581	3,115
Interest expense	(35,066)	(38,470)
Total other income (expense)	(28,485)	(35,355)
Income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	41,700	27,062
Gain on property dispositions	1,249	1,897
Income taxes	(1,169)	(693)
Equity in (loss) earnings of unconsolidated joint ventures	(5,254)	1,546
Income from continuing operations	36,526	29,812
Discontinued operations (including net gain on property dispositions of $139 for the three months ended June 30, 2014)	—	295
Net income	36,526	30,107
Noncontrolling interest – operating partnership	(958)	(821)
Noncontrolling interest – consolidated joint ventures	(55)	(37)
Net income available to common shareholders	$35,513	$29,249

Net income	$36,526	$30,107
Other comprehensive income - foreign currency translation	12,151	6,464
Other comprehensive income (loss) - derivative instruments	628	(1,145)
Other comprehensive income	12,779	5,319
Total comprehensive income	49,305	35,426
Less: comprehensive income attributable to noncontrolling interest	(1,309)	(983)
Comprehensive income attributable to common shareholders	$47,996	$34,443
Earnings per common share
Basic:
Income from continuing operations	$0.24	$0.20
Income from discontinued operations	—	—
Income per common share – basic	$0.24	$0.20
Diluted:
Income from continuing operations	$0.24	$0.20
Income from discontinued operations	—	—
Income per common share – diluted	$0.24	$0.20
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	148,778	147,012
Diluted	149,454	147,774
Amounts attributable to common shareholders
Income from continuing operations	$35,513	$28,961
Discontinued operations	—	288
Net income available to common shareholders	$35,513	$29,249
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING REVENUE
Rental	$295,952	$278,326
Operating expense reimbursement	114,467	112,264
Total operating revenue	410,419	390,590
OPERATING EXPENSE
Rental property	67,520	70,623
Real estate taxes	52,626	50,217
General and administrative	35,855	33,329
Depreciation and amortization	115,629	114,606
Impairment - real estate assets	16,775	—
Total operating expense	288,405	268,775
Operating income	122,014	121,815
OTHER INCOME (EXPENSE)
Interest and other income	12,952	5,553
Interest expense	(69,736)	(77,677)
Total other income (expense)	(56,784)	(72,124)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	65,230	49,691
Gain on property dispositions	3,520	1,898
Income taxes	(2,014)	(1,224)
Equity in earnings of unconsolidated joint ventures	1,652	5,705
Income from continuing operations	68,388	56,070
Discontinued operations (including net gain on property dispositions of $46,254 for the six months ended June 30, 2014)	—	48,143
Net income	68,388	104,213
Noncontrolling interest – operating partnership	(1,811)	(2,674)
Noncontrolling interest – consolidated joint ventures	(113)	(390)
Net income available to common shareholders	$66,464	$101,149

Net income	$68,388	$104,213
Other comprehensive income - foreign currency translation	1,741	7,811
Other comprehensive loss - derivative instruments	(319)	(1,656)
Other comprehensive income	1,422	6,155
Total comprehensive income	69,810	110,368
Less: comprehensive income attributable to noncontrolling interest	(1,957)	(3,209)
Comprehensive income attributable to common shareholders	$67,853	$107,159
Earnings per common share
Basic:
Income from continuing operations	$0.45	$0.37
Income from discontinued operations	—	0.32
Income per common share – basic	$0.45	$0.69
Diluted:
Income from continuing operations	$0.45	$0.37
Income from discontinued operations	—	0.32
Income per common share – diluted	$0.45	$0.69
Distributions per common share	$0.95	$0.95
Weighted average number of common shares outstanding
Basic	148,574	146,749
Diluted	149,247	147,444
Amounts attributable to common shareholders
Income from continuing operations	$66,464	$54,137
Discontinued operations	—	47,012
Net income available to common shareholders	$66,464	$101,149
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	COMMON SHARES HELD IN TREASURY	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLL- ING INTEREST - OPERATING PARTNERSHIP- COMMON	NONCONTROLL- ING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2015	$150	$3,740,594	$(6,252)	$(654,869)	$(51,951)	$3,027,672	$54,786	$3,919	$3,086,377	$7,537
Net proceeds from the issuance of common shares	1	25,226	—	—	—	25,227	—	—	25,227	—
Net income	—	—	—	66,464	—	66,464	1,575	113	68,152	236
Distributions	—	—	—	(141,837)	—	(141,837)	(3,465)	(113)	(145,415)	(236)
Share-based compensation	—	9,504	—	—	—	9,504	—	—	9,504	—
Other comprehensive income - foreign currency translation	—	—	1,701	—	—	1,701	40	—	1,741	—
Other comprehensive loss - derivative instruments	—	—	(312)	—	—	(312)	(7)	—	(319)	—
Redemption of noncontrolling interests – common units	—	224	—	—	—	224	(224)	—	—	—
Balance at June 30, 2015	$151	$3,775,548	$(4,863)	$(730,242)	$(51,951)	$2,988,643	$52,705	$3,919	$3,045,267	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net income	$68,388	$104,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,160	116,547
Amortization of deferred financing costs	2,168	2,629
Impairment - real estate assets	16,775	—
Equity in earnings of unconsolidated joint ventures	(1,652)	(5,705)
Distributions from unconsolidated joint ventures	4,441	—
Gain on property dispositions	(3,520)	(48,152)
Share-based compensation	9,504	8,500
Other	(6,750)	(2,210)
Changes in operating assets and liabilities:
Restricted cash	2,541	33,239
Accounts receivable	665	(1,307)
Deferred rent receivable	(11,319)	(7,548)
Prepaid expenses and other assets	(16,540)	(29,907)
Accounts payable	(5,647)	9,100
Accrued interest	2,663	2,753
Other liabilities	(5,780)	(34,802)
Net cash provided by operating activities	173,097	147,350
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(36,714)	(90,837)
Investment in operating properties - other	(33,585)	(39,073)
Investments in and advances to unconsolidated joint ventures	(17,182)	(12,008)
Distributions from unconsolidated joint ventures	7,979	5,429
Net proceeds from disposition of properties/land	156,891	351,299
Investment in development in progress	(78,120)	(150,199)
Investment in land held for development	(23,150)	(12,793)
Investment in deferred leasing costs	(23,395)	(18,252)
Other	5,154	5,627
Net cash (used in) provided by investing activities	(42,122)	39,193
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	25,227	31,588
Proceeds from unsecured notes	398,576	—
Repayments of unsecured notes	(300,000)	—
Repayments of mortgage loans	(4,567)	(7,013)
Proceeds from credit facility	613,200	—
Repayments on credit facility	(710,200)	—
Payment of deferred financing costs	(3,551)	(3,635)
Distribution paid on common shares	(141,395)	(139,598)
Distribution paid on units	(3,821)	(3,814)
Net cash used in financing activities	(126,531)	(122,472)
Net increase in cash and cash equivalents	4,444	64,071
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(737)	1,193
Cash and cash equivalents at beginning of period	69,346	163,414
Cash and cash equivalents at end of period	$73,053	$228,678

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	June 30, 2015	December 31, 2014
ASSETS
Real estate:
Land and land improvements	$1,207,305	$1,189,760
Building and improvements	5,305,894	5,343,908
Less accumulated depreciation	(1,205,440)	(1,182,569)
Operating real estate	5,307,759	5,351,099
Development in progress	225,154	277,411
Land held for development	280,334	269,059
Net real estate	5,813,247	5,897,569
Cash and cash equivalents	73,053	69,346
Restricted cash	17,929	20,325
Accounts receivable	14,837	15,481
Deferred rent receivable	115,944	107,909
Deferred financing and leasing costs, net of accumulated amortization (2015, $176,671; 2014, $169,468)	200,782	206,286
Investments in and advances to unconsolidated joint ventures	215,715	208,832
Assets held for sale	—	8,389
Prepaid expenses and other assets	105,223	91,399
Total assets	$6,556,730	$6,625,536
LIABILITIES
Mortgage loans	$481,621	$487,301
Unsecured notes	2,608,089	2,509,094
Credit facility	70,000	167,000
Accounts payable	46,393	52,043
Accrued interest	27,176	24,513
Distributions payable	72,687	72,253
Other liabilities	197,960	219,418
Total liabilities	3,503,926	3,531,622
Limited partners' equity - 301,483 preferred units outstanding as of June 30, 2015, and December 31, 2014	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 149,487,419 (net of 1,249,909 treasury units) and 148,557,270 (net of 1,249,909 treasury units) common units outstanding as of June 30, 2015 and December 31, 2014, respectively	2,988,643	3,027,672
Limited partners’ equity – 3,539,075 and 3,553,566 common units outstanding as of June 30, 2015 and December 31, 2014, respectively	52,705	54,786
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total owners’ equity	3,045,267	3,086,377
Total liabilities, limited partners' equity and owners’ equity	$6,556,730	$6,625,536

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2015	June 30, 2014
OPERATING REVENUE
Rental	$147,367	$139,377
Operating expense reimbursement	56,151	53,583
Total operating revenue	203,518	192,960
OPERATING EXPENSE
Rental property	31,949	31,982
Real estate taxes	26,462	25,716
General and administrative	17,053	14,973
Depreciation and amortization	56,833	57,872
Impairment - real estate assets	1,036	—
Total operating expense	133,333	130,543
Operating income	70,185	62,417
OTHER INCOME (EXPENSE)
Interest and other income	6,581	3,115
Interest expense	(35,066)	(38,470)
Total other income (expense)	(28,485)	(35,355)
Income before gain on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	41,700	27,062
Gain on property dispositions	1,249	1,897
Income taxes	(1,169)	(693)
Equity in (loss) earnings of unconsolidated joint ventures	(5,254)	1,546
Income from continuing operations	36,526	29,812
Discontinued operations (including net gain on property dispositions of $139 for the three months ended June 30, 2014)	—	295
Net income	36,526	30,107
Noncontrolling interest – consolidated joint ventures	(55)	(37)
Preferred unit distributions	(118)	(118)
Income available to common unitholders	$36,353	$29,952
Net income	$36,526	$30,107
Other comprehensive income - foreign currency translation	12,151	6,464
Other comprehensive income (loss) - derivative instruments	628	(1,145)
Other comprehensive income	12,779	5,319
Total comprehensive income	$49,305	$35,426
Earnings per common unit
Basic:
Income from continuing operations	$0.24	$0.20
Income from discontinued operations	—	—
Income per common unit - basic	$0.24	$0.20
Diluted:
Income from continuing operations	$0.24	$0.20
Income from discontinued operations	—	—
Income per common unit - diluted	$0.24	$0.20
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	152,317	150,563
Diluted	152,993	151,325
Net income allocated to general partners	$35,513	$29,249
Net income allocated to limited partners	$958	$821

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING REVENUE
Rental	$295,952	$278,326
Operating expense reimbursement	114,467	112,264
Total operating revenue	410,419	390,590
OPERATING EXPENSE
Rental property	67,520	70,623
Real estate taxes	52,626	50,217
General and administrative	35,855	33,329
Depreciation and amortization	115,629	114,606
Impairment - real estate assets	16,775	—
Total operating expense	288,405	268,775
Operating income	122,014	121,815
OTHER INCOME (EXPENSE)
Interest and other income	12,952	5,553
Interest expense	(69,736)	(77,677)
Total other income (expense)	(56,784)	(72,124)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	65,230	49,691
Gain on property dispositions	3,520	1,898
Income taxes	(2,014)	(1,224)
Equity in earnings of unconsolidated joint ventures	1,652	5,705
Income from continuing operations	68,388	56,070
Discontinued operations (including net gain on property dispositions of $46,254 for the six months ended June 30, 2014)	—	48,143
Net income	68,388	104,213
Noncontrolling interest – consolidated joint ventures	(113)	(390)
Preferred unit distributions	(236)	(236)
Income available to common unitholders	$68,039	$103,587
Net income	$68,388	$104,213
Other comprehensive income - foreign currency translation	1,741	7,811
Other comprehensive loss - derivative instruments	(319)	(1,656)
Other comprehensive income	1,422	6,155
Total comprehensive income	$69,810	$110,368
Earnings per common unit
Basic:
Income from continuing operations	$0.45	$0.37
Income from discontinued operations	—	0.32
Income per common unit - basic	$0.45	$0.69
Diluted:
Income from continuing operations	$0.45	$0.37
Income from discontinued operations	—	0.32
Income per common unit - diluted	$0.45	$0.69
Distributions per common unit	$0.95	$0.95
Weighted average number of common units outstanding
Basic	152,114	150,304
Diluted	152,787	150,999
Net income allocated to general partners	$66,464	$101,149
Net income allocated to limited partners	$1,811	$2,674

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2015	$3,027,672	$54,786	$3,919	$3,086,377	$7,537
Contributions from partners	34,731	—	—	34,731	—
Distributions to partners	(141,837)	(3,465)	(113)	(145,415)	(236)
Other comprehensive income - foreign currency translation	1,701	40	—	1,741	—
Other comprehensive loss - derivative instruments	(312)	(7)	—	(319)	—
Net income	66,464	1,575	113	68,152	236
Redemption of limited partners common units for common shares	224	(224)	—	—	—
Balance at June 30, 2015	$2,988,643	$52,705	$3,919	$3,045,267	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net income	$68,388	$104,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,160	116,547
Amortization of deferred financing costs	2,168	2,629
Impairment - real estate assets	16,775	—
Equity in earnings of unconsolidated joint ventures	(1,652)	(5,705)
Distributions from unconsolidated joint ventures	4,441	—
Gain on property dispositions	(3,520)	(48,152)
Noncash compensation	9,504	8,500
Other	(6,750)	(2,210)
Changes in operating assets and liabilities:
Restricted cash	2,541	33,239
Accounts receivable	665	(1,307)
Deferred rent receivable	(11,319)	(7,548)
Prepaid expenses and other assets	(16,540)	(29,907)
Accounts payable	(5,647)	9,100
Accrued interest	2,663	2,753
Other liabilities	(5,780)	(34,802)
Net cash provided by operating activities	173,097	147,350
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(36,714)	(90,837)
Investment in operating properties - other	(33,585)	(39,073)
Investments in and advances to unconsolidated joint ventures	(17,182)	(12,008)
Distributions from unconsolidated joint ventures	7,979	5,429
Net proceeds from disposition of properties/land	156,891	351,299
Investment in development in progress	(78,120)	(150,199)
Investment in land held for development	(23,150)	(12,793)
Investment in deferred leasing costs	(23,395)	(18,252)
Other	5,154	5,627
Net cash (used in) provided by investing activities	(42,122)	39,193
FINANCING ACTIVITIES
Proceeds from unsecured notes	398,576	—
Repayment of unsecured notes	(300,000)	—
Repayments of mortgage loans	(4,567)	(7,013)
Proceeds from credit facility	613,200	—
Repayments on credit facility	(710,200)	—
Payment of deferred financing costs	(3,551)	(3,635)
Capital contributions	25,227	31,588
Distributions to partners	(145,216)	(143,412)
Net cash used in financing activities	(126,531)	(122,472)
Net increase in cash and cash equivalents	4,444	64,071
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(737)	1,193
Cash and cash equivalents at beginning of period	69,346	163,414
Cash and cash equivalents at end of period	$73,053	$228,678

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2015. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue. The standard also requires additional disclosures concerning contracts with customers, judgments concerning revenue recognition, and assets recognized for the costs to obtain or fulfill a contract. ASU 2014-09 is effective for the Company beginning January 1, 2018. The Company is evaluating the impact ASU 2014-09 will have on its financial position and results of operations.
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

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$35,513	148,778	$0.24	$28,961	147,012	$0.20
Dilutive shares for long-term compensation plans	—	676		—	762
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	$35,513	149,454	$0.24	$28,961	147,774	$0.20
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	$—	148,778	$—	$288	147,012	$—
Dilutive shares for long-term compensation plans	—	676		—	762
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	$—	149,454	$—	$288	147,774	$—
Basic income per common share
Net income available to common shareholders	$35,513	148,778	$0.24	$29,249	147,012	$0.20
Dilutive shares for long-term compensation plans	—	676		—	762
Diluted income per common share
Net income available to common shareholders	$35,513	149,454	$0.24	$29,249	147,774	$0.20

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$66,464	148,574	$0.45	$54,137	146,749	$0.37
Dilutive shares for long-term compensation plans	—	673		—	695
Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest	66,464	149,247	$0.45	54,137	147,444	$0.37
Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	—	148,574	$—	47,012	146,749	$0.32
Dilutive shares for long-term compensation plans	—	673		—	695
Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	—	149,247	$—	47,012	147,444	$0.32
Basic income per common share
Net income available to common shareholders	66,464	148,574	$0.45	101,149	146,749	$0.69
Dilutive shares for long-term compensation plans	—	673		—	695
Diluted income per common share
Net income available to common shareholders	$66,464	149,247	$0.45	$101,149	147,444	$0.69

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three and six months ended June 30, 2015 was 1,528,000 and 1,448,000, respectively, as compared to 750,000 for both the three and six month periods in 2014.
During the three and six months ended June 30, 2015, 8,000 and 53,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2014, 44,000 common shares were issued upon the exercise of options.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$36,471			$29,775
Less: Preferred unit distributions	(118)			(118)
Basic income from continuing operations
Income from continuing operations available to common unitholders	$36,353	152,317	$0.24	$29,657	150,563	$0.20
Dilutive units for long-term compensation plans	—	676		—	762
Diluted income from continuing operations
Income from continuing operations available to common unitholders	$36,353	152,993	$0.24	$29,657	151,325	$0.20
Basic income from discontinued operations
Discontinued operations	$—	152,317	$—	$295	150,563	$—
Dilutive units for long-term compensation plans	—	676		—	762
Diluted income from discontinued operations
Discontinued operations	$—	152,993	$—	$295	151,325	$—
Basic income per common unit
Income available to common unitholders	$36,353	152,317	$0.24	$29,952	150,563	$0.20
Dilutive units for long-term compensation plans	—	676		—	762
Diluted income per common unit
Income available to common unitholders	$36,353	152,993	$0.24	$29,952	151,325	$0.20

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$68,275			$55,680
Less: Preferred unit distributions	(236)			(236)
Basic income from continuing operations
Income from continuing operations available to common unitholders	68,039	152,114	$0.45	55,444	150,304	$0.37
Dilutive units for long-term compensation plans	—	673		—	695
Diluted income from continuing operations
Income from continuing operations available to common unitholders	68,039	152,787	$0.45	55,444	150,999	$0.37
Basic income from discontinued operations
Discontinued operations	—	152,114	$—	48,143	150,304	$0.32
Dilutive units for long-term compensation plans	—	673		—	695
Diluted income from discontinued operations
Discontinued operations	—	152,787	$—	48,143	150,999	$0.32
Basic income per common unit
Income available to common unitholders	68,039	152,114	$0.45	103,587	150,304	$0.69
Dilutive units for long-term compensation plans	—	673		—	695
Diluted income per common unit
Income available to common unitholders	$68,039	152,787	$0.45	$103,587	150,999	$0.69

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three and six months ended June 30, 2015 was 1,528,000 and 1,448,000, respectively, as compared to 750,000 for both the three and six month periods in 2014.
During the three and six months ended June 30, 2015, 8,000 and 53,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2014, 44,000 common units were issued upon the exercise of options.

Note 4: Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of Accumulated Other Comprehensive Income (Loss) (in thousands):

	Six Months Ended June 30,
	2015	2014
Foreign Currency Translation:
Beginning balance	$(5,823)	$8,592
Translation adjustment	1,741	7,811
Ending balance	(4,082)	16,403

Derivative Instruments:
Beginning balance	(377)	1,584
Unrealized loss	(1,022)	(2,382)
Reclassification adjustment (1)	703	726
Ending balance	(696)	(72)
Total accumulated other comprehensive (loss) income	(4,778)	16,331
Less: portion included in noncontrolling interest – operating partnership	(85)	(579)
Total accumulated other comprehensive (loss) income included in shareholders' equity/owners' equity	$(4,863)	$15,752

(1)	Amounts reclassified out of Accumulated Other Comprehensive (Loss) Income/General & Limited Partner's Equity into contractual interest expense.

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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue
Carolinas	$10,062	$8,486	$19,906	$16,803
Chicago/Milwaukee	8,931	8,152	18,724	16,723
Houston	13,151	12,128	25,474	23,995
Lehigh/Central PA	32,844	28,195	66,398	57,819
Minnesota	12,276	13,541	24,948	27,292
Orlando	5,409	8,061	10,674	16,056
Philadelphia	9,889	8,691	19,871	18,099
Richmond/Hampton Roads	10,150	10,115	20,641	20,184
South Florida	12,378	11,707	24,585	24,016
Southeastern PA	38,473	36,309	77,712	74,746
Tampa	13,637	13,230	27,099	26,404
United Kingdom	3,965	4,218	7,690	8,320
Other	32,439	30,122	66,834	65,158
Segment-level operating revenue	203,604	192,955	410,556	395,615

Reconciliation to total operating revenues
Discontinued operations	—	29	—	(4,719)
Other	(86)	(24)	(137)	(306)
Total operating revenue	$203,518	$192,960	$410,419	$390,590

Net operating income
Carolinas	$7,066	$5,693	$13,684	$11,435
Chicago/Milwaukee	6,125	4,973	12,868	10,136
Houston	7,689	7,232	14,910	14,284
Lehigh/Central PA	23,647	19,773	46,618	39,013
Minnesota	5,149	6,770	11,134	13,390
Orlando	3,685	5,354	7,256	10,846
Philadelphia	7,310	6,790	14,332	13,511
Richmond/Hampton Roads	6,295	6,054	12,524	11,973
South Florida	7,149	6,891	13,978	14,418
Southeastern PA	21,426	20,060	42,414	39,660
Tampa	8,625	8,488	17,327	16,929
United Kingdom	2,782	2,722	5,298	5,572
Other	21,516	19,167	44,387	40,898
Segment-level net operating income	128,464	119,967	256,730	242,065

Reconciliation to income from continuing operations
Interest expense (1)	(35,066)	(38,470)	(69,736)	(78,234)
Depreciation/amortization expense (1) (2)	(41,772)	(44,561)	(85,281)	(89,098)
Impairment - real estate assets	(1,036)	—	(16,775)	—
Gain on property dispositions	1,249	1,897	3,520	1,898
Equity in (loss) earnings of unconsolidated joint ventures	(5,254)	1,546	1,652	5,705
General and administrative expense (1) (2)	(9,128)	(8,232)	(19,437)	(20,633)
Discontinued operations excluding interest and gain on property dispositions	—	(156)	—	(2,446)
Income taxes (2)	(1,051)	(663)	(1,757)	(1,146)
Other	120	(1,516)	(528)	(2,041)
Income from continuing operations	$36,526	$29,812	$68,388	$56,070

(1)	Includes activity on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

During the three and six months ended June 30, 2015, the Company acquired one property comprising 410,000 square feet for $36.7 million in the Company's Southern California segment.

The Company's sales by reportable segment for the three and six months ended June 30, 2015 are as follows:

	Three months ended June 30, 2015				Six months ended June 30, 2015
	Properties Sold	Square Feet (000s)	Proceeds (000s)		Properties Sold	Square Feet (000s)	Proceeds (000s)
Minnesota	1	87	$5,800		1	87	$5,800
Richmond/Hampton Roads	22	1,319	110,300	(1)	22	1,319	110,300	(1)
Southeastern PA	—	—	—		1	83	8,720
Other	—	—	—		6	539	33,512
Total	23	1,406	$116,100		30	2,028	$158,332

(1)	Includes proceeds from the sale of 3.1 acres of land.

During the three and six months ended June 30, 2015, the Company sold 22 properties and 3.1 acres of land in the Richmond/Hampton Roads segment for $110.3 million to a firm controlled by the brother of David L. Lingerfelt, a member of the Company's Board of Trustees.

The Company's total assets by reportable segment as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Total assets
Carolinas	$329,705	$325,690
Chicago/Milwaukee	425,320	422,531
Houston	424,481	418,154
Lehigh/Central PA	1,046,162	1,023,641
Minnesota	330,856	333,506
Orlando	162,167	160,899
Philadelphia	390,707	366,577
Richmond/Hampton Roads	124,246	250,205
South Florida	410,717	400,034
Southeastern PA	675,774	698,163
Tampa	332,784	335,652
United Kingdom	228,624	231,276
Other	1,566,591	1,553,250
Segment-level total assets	6,448,134	6,519,578
Corporate Other	108,596	105,958
Total assets	$6,556,730	$6,625,536

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

A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$(29)	$—	$4,719
Operating expenses	—	183	—	(2,312)
Interest and other income	—	2	—	39
Interest expense	—	—	—	(557)
Depreciation and amortization	—	—	—	—
Income before gain on property dispositions	—	156	—	1,889
Gain on property dispositions	—	139	—	46,254
Net income	$—	$295	$—	$48,143
Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment

The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. During the three months ended June 30, 2015, the Company recognized $1.0 million in impairments which related to the Company's Maryland segment. During the six months ended June 30, 2015, the Company recognized $16.8 million in impairments, $13.4 million of which related to properties sold in the Company's Richmond/Hampton Roads reportable segment (see Note 5), $2.3 million of which related to the Company's Southeastern Pennsylvania reportable segment and $1.0 million of which related to the Company's Maryland segment. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established by the FASB in Topic 820, "Fair Value Measurements and Disclosures." The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at June 30, 2015.  There were no impairments recognized during the three and six months ended June 30, 2014.
Note 7: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3,539,075 outstanding common units as of June 30, 2015 not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis of unregistered common shares of the Trust. The market value of the 3,539,075 outstanding common units based on the closing price of the common shares of the Trust at June 30, 2015 was $114.0 million.
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

Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3,539,075 outstanding common units as of June 30, 2015 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis of unregistered common shares of the Trust. The market value of the 3,539,075 outstanding common units at June 30, 2015 based on the closing price of the common shares of the Trust at June 30, 2015 was $114.0 million.
Note 9: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of June 30, 2015, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

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
Note 11: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2015 and December 31, 2014. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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

The Company determines the fair value of its interest rate swaps by using the standard methodology of netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate swaps are based on expectations of future LIBOR interest rates (forward curves) estimated by observing market LIBOR interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented. See Note 13 - Derivative Instruments.

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of June 30, 2015.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.

The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2014 and June 30, 2015 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2014	$487,301	$501,231	$2,509,094	$2,704,069
As of June 30, 2015	$481,621	$494,561	$2,608,089	$2,639,474
Note 12: Unconsolidated Joint Ventures
Liberty Washington, LP
During the three and six months ended June 30, 2015, Liberty Washington LP (a joint venture in which the Company holds a 25% interest) recognized an impairment charge, the Company's share of which was $7.6 million. The impairment charge was related to the Company's Northern Virginia reportable segment and the Company's share was included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. The Company determined this impairment based on third party offer prices. This is a Level 2 fair value calculation.
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
Liberty Venture I, LP
During the three and six months ended June 30, 2015, Liberty Venture I, LP (a joint venture in which the Company holds a 25% interest) realized proceeds of $8.5 million from the sale of one property totaling 198,000 square feet.

Note 13: Derivative Instruments
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
The Company holds interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $102.6 million and $103.6 million at June 30, 2015 and December 31, 2014, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive income (loss) and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss)	$277	$(1,511)	$(1,022)	$(2,382)
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings	$(351)	$(366)	$(703)	$(726)
Amount of gain (loss) related to the ineffective portion	$(2)	$(37)	$(62)	$(55)

The fair value of the Swaps in the amounts of $7.9 million and $8.5 million as of June 30, 2015 and December 31, 2014, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $8.0 million as of June 30, 2015.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2015, were as follows (in thousands):

Year	Amount
2015	$393
2016	785
2017	785
2018	785
2019	785
2020 through 2034	8,013
Total	$11,546

Operating ground lease expense for the three and six months ended June 30, 2015 was $156,000 and $312,000 as compared to $91,000 and $175,000 for the same periods in 2014, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of June 30, 2015 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of June 30, 2015, the Company had letter of credit obligations of $4.2 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of June 30, 2015, the Company had 21 buildings under development. These buildings are expected to contain, when completed, a total of 3.0 million square feet of leasable space and represent an anticipated aggregate investment of $361.2 million. At June 30, 2015, development in progress totaled $225.2 million. In addition, as of June 30, 2015, the Company had invested $7.1 million in deferred leasing costs related to these development buildings. In addition, the Company had signed commitments for build-to-suit developments not yet commenced for an anticipated aggregate investment of $184.6 million.
As of June 30, 2015, the Company was committed to $39.3 million in improvements on certain buildings and land parcels.
As of June 30, 2015, the Company was committed to $50.8 million in future land purchases.
As of June 30, 2015, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $34.8 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 15: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2015 and 2014 (amounts in thousands):

	2015	2014
Write-off of fully depreciated/amortized property and deferred costs	$28,877	$20,672
Write-off of depreciated/amortized property and deferred costs due to sale/demolition	$76,533	$132,707
Unrealized loss on cash flow hedge	$(319)	$(1,656)
Changes in accrued development capital expenditures	$(10,974)	$4,280
Increase in investments in and advances to unconsolidated joint ventures	$—	$(11,948)

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
Note 16: Subsequent Events
Subsequent to June 30, 2015, Liberty Washington, LP (a joint venture in which the Company holds a 25% interest) received a letter of default on a $46.4 million non-recourse mortgage loan related to certain properties within the joint venture in the Company's Northern Virginia segment.
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
As of June 30, 2015, the Company owned and operated 488 industrial and 159 office properties (the “Wholly Owned Properties in Operation”) totaling 91.3 million square feet. In addition, as of June 30, 2015, the Company owned 21 properties under development, which when completed are expected to comprise 3.0 million square feet (the “Wholly Owned Properties under Development”) and 1,487 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2015, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 34 office properties totaling 14.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), five properties under development, which when completed are expected to comprise 2.3 million square feet and a 222-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 443 acres of developable land, substantially all of which is zoned for commercial use.
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

Due to long-term trends that the Company believes favor industrial properties and metro-office properties and indicate potential erosion in value of suburban office properties, the Company has increased its investment in industrial and metro-office properties and decreased its investment in suburban office properties. The short-term effect of these activities is a reduction in net cash from operating activities, as rental income related to the Company's industrial properties is less than that from the Company's suburban office properties, assuming similar amounts invested. The Company anticipates that over time it will realize the benefits of these activities, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three and six months ended June 30, 2015, respectively, straight line rents on renewal and replacement leases were on average 5.0% and 3.9% higher than rents on expiring leases. The Company's guidance for 2015 contemplated an increase of straight line rent on average of 2% to 3%. During the three and six months ended June 30, 2015, the Company successfully leased 8.7 million and 15.4 million square feet, respectively, and, as of that date, attained occupancy of 93.7% for the Wholly Owned Properties in Operation and 94.3% for the JV Properties in Operation for a combined occupancy of 93.8% for the Properties in Operation. At December 31, 2014, occupancy for the Wholly Owned Properties in Operation was 93.1% and for the JV Properties in Operation was 92.2% for a combined occupancy for the Properties in Operation of 93.0%. The Company's guidance for 2015 contemplated an increase in average occupancy of 1% to 2%.
Wholly Owned Capital Activity
Acquisitions
During the three and six months ended June 30, 2015, the Company acquired one property for a total purchase price of $36.7 million. This property, which contains 410,000 square feet of leaseable space, was 100% occupied as of June 30, 2015 and is currently vacant.
Dispositions
During the three months ended June 30, 2015, the Company realized proceeds of $116.1 million from the sale of 23 properties and 3.1 acres of land totaling 1.4 million square feet. During the six months ended June 30, 2015, the Company realized proceeds of $158.3 million from the sale of 30 properties and 3.1 acres of land totaling 2.0 million square feet. Included in these dispositions, for the three and six months ended June 30, 2015, the Company sold 22 properties and 3.1 acres of land for $110.3 million to a firm controlled by the brother of David L. Lingerfelt, a member of the Company's Board of Trustees. The price was determined after these properties were directly marketed to a select group of private equity investors with guidance as to the Company's valuation considerations. Mr. Lingerfelt does not have an ownership interest in the firm controlled by his brother and was excluded from board deliberations pertaining to this sale.
Development
During the three months ended June 30, 2015, the Company brought into service four Wholly Owned Properties under Development representing 1.3 million square feet and a Total Investment of $87.7 million. During the six months ended June 30, 2015, the Company brought into service eight Wholly Owned Properties under Development representing 1.8 million square feet and a Total Investment of $134.7 million. During the three and six months ended June 30, 2015, the Company initiated four Wholly Owned Properties under Development with a projected Total Investment of $33.8 million. As of June 30, 2015, the Company had 21 Wholly Owned Properties under Development with a projected Total Investment of $361.2 million.
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
Acquisitions/Dispositions
During the three and six months ended June 30, 2015, an unconsolidated joint venture in which the Company held a 25% interest realized proceeds of $8.5 million for the sale of one property totaling 198,000 square feet. None of the unconsolidated joint ventures in which the Company held an interest acquired any operating properties or land parcels. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.

Development
During the three and six months ended June 30, 2015, a joint venture in which the Company held a 25% interest began development on one property, which is expected to comprise, upon completion, 211,000 square feet and is expected to represent a Total Investment of $14.4 million. As of June 30, 2015, joint ventures in which the Company held an interest had five properties under development which are expected to comprise, upon completion, 2.3 million square feet and are expected to represent a Total Investment of $992 million.
The most significant of these properties under development is the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and a 222-room hotel and is expected to represent a Total Investment of $932 million.
Properties in Operation
The composition of the Company’s Properties in Operation as of June 30, 2015 and 2014 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.46	$4.51	$5.74	$5.95	70,047	64,783	95.4%	92.8%
Industrial-Flex	$8.88	$8.63	$12.53	$12.39	8,648	9,041	93.1%	90.9%
Office	$16.42	$15.91	$25.92	$24.28	12,636	14,587	84.8%	87.2%
	$6.38	$6.72	$8.91	$9.48	91,331	88,411	93.7%	91.7%
JV Properties in Operation: (3)
Industrial-Distribution	$4.13	$3.92	$5.79	$5.62	9,877	9,872	97.5%	93.9%
Industrial-Flex	$27.48	$29.27	$24.76	$28.10	108	108	93.5%	93.5%
Office	$26.51	$25.52	$37.52	$37.05	4,114	4,114	86.8%	86.6%
	$10.32	$10.07	$14.46	$14.45	14,099	14,094	94.3%	91.8%
Properties in Operation:
Industrial-Distribution	$4.42	$4.43	$5.75	$5.90	79,924	74,655	95.7%	92.9%
Industrial-Flex	$9.11	$8.88	$12.68	$12.58	8,756	9,149	93.1%	90.9%
Office	$18.94	$18.01	$28.82	$27.07	16,750	18,701	85.3%	87.1%
	$6.91	$7.18	$9.65	$10.16	105,430	102,505	93.8%	91.7%

(1) Net rent represents the contractual rent per square foot at June 30, 2015 or 2014 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at June 30, 2015 or 2014 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 82 properties as of June 30, 2015 and 2014.

The table below details the vacancy activity during the six months ended June 30, 2015:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2015	6,314,089	1,109,801	7,423,890
Completed development vacant space	281,643	—	281,643
Disposition vacant space	(286,305)	(197,894)	(484,199)
Expirations	12,448,585	879,794	13,328,379
Property structural changes/other	(10,801)	—	(10,801)
Leasing activity	(13,033,913)	(993,339)	(14,027,252)
Vacancy at June 30, 2015	5,713,298	798,362	6,511,660

Lease transaction costs per square foot (1)	$3.68	$4.45	$3.74
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the six months ended June 30, 2015, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2015 with the results of operations of the Company for the three and six months ended June 30, 2014. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2015 and 2014, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three and Six Months Ended June 30, 2015 to Three and Six Months Ended June 30, 2014
Overview
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2015 increased to $6,599.7 million from $6,381.4 million for the three months ended June 30, 2014. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, and real estate taxes. Rental property expense decreased primarily due to reductions in certain one-time expense items. Depreciation and amortization expense decreased primarily due to a reduction in amortization of in-place lease intangibles. The Company’s average gross investment in operating real estate owned for the six months ended June 30, 2015 increased to $6,585.1 million from $6,349.0 million for the six months ended June 30, 2014. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, real estate taxes and depreciation and amortization expense. Rental property expense decreased primarily due to higher weather-related expenses during the six months ended June 30, 2014 and reductions in certain one-time expense items. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Total operating revenue increased to $203.5 million for the three months ended June 30, 2015 from $193.0 million for the three months ended June 30, 2014. The $10.5 million increase was primarily due to the increase in average gross investment in operating real estate and an increase in occupancy. This increase was also due to the increase in termination fees, which totaled $1.2 million for the three months ended June 30, 2015 compared to $128,000 for the three months ended June 30, 2014. Total operating revenue increased to $410.4 million for the six months ended June 30, 2015 from $390.6 million for the six months ended June 30, 2014. The $19.8 million increase was primarily due to the increase in average gross investment in operating real estate and an increase in occupancy. This increase was also due to the increase in termination fees, which totaled $4.9 million for the six months ended June 30, 2015 compared to $957,000 for the six months ended June 30, 2014. Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is classified as discontinued operations, related termination fees are included in discontinued operations.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 5 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Six Months Ended		Percentage Increase (Decrease)
	June 30,				June 30,
	2015	2014			2015	2014
Carolinas	$7,066	$5,693	24.1%	(1)	$13,684	$11,435	19.7%	(1)
Chicago/Milwaukee	6,125	4,973	23.2%	(2)	12,868	10,136	27.0%	(2)
Houston	7,689	7,232	6.3%		14,910	14,284	4.4%
Lehigh/Central PA	23,647	19,773	19.6%	(2)	46,618	39,013	19.5%	(2)
Minnesota	5,149	6,770	(23.9%)	(3)	11,134	13,390	(16.8%)	(3)
Orlando	3,685	5,354	(31.2%)	(4)	7,256	10,846	(33.1%)	(4)
Philadelphia	7,310	6,790	7.7%		14,332	13,511	6.1%
Richmond/Hampton Roads	6,295	6,054	4.0%		12,524	11,973	4.6%
South Florida	7,149	6,891	3.7%		13,978	14,418	(3.1%)
Southeastern PA	21,426	20,060	6.8%		42,414	39,660	6.9%
Tampa	8,625	8,488	1.6%		17,327	16,929	2.4%
United Kingdom	2,782	2,722	2.2%		5,298	5,572	(4.9%)	(5)
Other	21,516	19,167	12.3%	(2)	44,387	40,898	8.5%
Total reportable segment net operating income	$128,464	$119,967	7.1%		$256,730	$242,065	6.1%

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in occupancy and an increase in average gross investment in operating real estate.

(3)	The decrease is primarily due to a decrease in occupancy and a decrease in average gross investment in operating real estate.

(4)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(5)	The decrease was primarily due to a decrease in the foreign exchange rate.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average occupancy %	93.7%	91.9%	93.5%	91.8%
Average rental rate - cash basis (1)	$6.55	$6.64	$6.58	$6.64
Average rental rate - straight line rent and operating expense reimbursement (2)	$9.32	$9.29	$9.28	$9.27

(1)
Represents the average contractual rent per square foot for the six months ended June 30, 2015 or 2014 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)	Represents the average straight line rent including operating expense recoveries per square foot for the six months ended June 30, 2015 or 2014 for tenants in occupancy in the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 619 properties totaling approximately 82.7 million square feet owned on January 1, 2014. Properties that were acquired, or on which development was completed, during the year ended December 31, 2014 and the six months ended June 30, 2015 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 30 properties sold during the six months ended June 30, 2015 and the 65 properties sold during 2014 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the six months ended June 30, 2015 and 2014. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Same Store:
Rental revenue	$131,481	$129,312	$262,357	$257,673
Operating expenses:
Rental property expense	29,523	29,811	62,614	65,466
Real estate taxes	23,600	23,163	46,883	45,549
Operating expense recovery	(51,274)	(49,239)	(104,516)	(103,122)
Unrecovered operating expenses	1,849	3,735	4,981	7,893
Property level operating income	129,632	125,577	257,376	249,780
Less straight line rent	3,018	2,324	6,603	4,333
Cash basis property level operating income	$126,614	$123,253	$250,773	$245,447
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$126,614	$123,253	$250,773	$245,447
Straight line rent	3,018	2,324	6,603	4,333
Property level operating income	129,632	125,577	257,376	249,780
Non-same store property level operating income - continuing operations	14,251	9,557	27,956	19,013
Termination fees - continuing operations	1,224	128	4,941	957
General and administrative expense	(17,053)	(14,973)	(35,855)	(33,329)
Depreciation and amortization expense	(56,833)	(57,872)	(115,629)	(114,606)
Impairment - real estate assets	(1,036)	—	(16,775)	—
Other income (expense)	(28,485)	(35,355)	(56,784)	(72,124)
Gain on property dispositions	1,249	1,897	3,520	1,898
Income taxes	(1,169)	(693)	(2,014)	(1,224)
Equity in (loss) earnings of unconsolidated joint ventures	(5,254)	1,546	1,652	5,705
Discontinued operations (1)	—	295	—	48,143
Net income	$36,526	$30,107	$68,388	$104,213

(1) Includes termination fees of $8,000 for the six months ended June 30, 2014. There were no termination fees included in discontinued operations for the three months ended June 30, 2014 or the three or six months ended June 30, 2015.
General and Administrative
General and administrative expenses increased to $17.1 million for the three months ended June 30, 2015 compared to $15.0 million for the three months ended June 30, 2014 and increased to $35.9 million for the six months ended June 30, 2015 compared to $33.3 million for the six months ended June 30, 2014. These increases were primarily due to increases in performance-based compensation, severance costs and general and administrative costs related to the construction of the Comcast Innovation & Technology Center. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $56.8 million for the three months ended June 30, 2015 from $57.9 million for the three months ended June 30, 2014. This decrease was primarily due to a reduction in amortization of in-place lease intangibles. Depreciation and amortization increased to $115.6 million for the six months ended June 30, 2015 from $114.6 million for the six months ended June 30, 2014. This increase was primarily due to increased investment in operating real estate.

Impairment - Real Estate Assets
Impairment - real estate assets increased to $1.0 million and $16.8 million for the three and six months ended June 30, 2015, respectively, compared to zero for the three and six months ended June 30, 2014. The increase for the three-month periods was due to an impairment related to a property in the Company's Maryland reportable segment. The increase for the six-month periods was substantially due to impairments recognized on certain properties in the Company's Richmond/Hampton Roads reportable segment that were sold during the three months ended June 30, 2015.
Interest and Other Income
Interest and other income increased to $6.6 million for the three months ended June 30, 2015 from $3.1 million for the three months ended June 30, 2014 and increased to $13.0 million for the six months ended June 30, 2015 from $5.6 million for the six months ended June 30, 2014. These increases were primarily due to development fee income related to joint ventures for the Comcast Innovation and Technology Center and increases in gains associated with a land development in the United Kingdom.
Interest Expense
Interest expense decreased to $35.1 million for the three months ended June 30, 2015 from $38.5 million for the three months ended June 30, 2014 and decreased to $69.7 million for the six months ended June 30, 2015 from $77.7 million for the six months ended June 30, 2014.
The decrease for the three month periods was primarily due to a decrease in the average debt outstanding to $3,201.7 million for the three months ended June 30, 2015 compared to $3,249.4 million for the three months ended June 30, 2014 as well as a decrease in the weighted average interest rate to 4.7% for the three months ended June 30, 2015 compared to 5.0% for the three months ended June 30, 2014.
The decrease for the six month periods was primarily due to a decrease in the average debt outstanding to $3,146.1 million for the six months ended June 30, 2015 compared to $3,250.7 million for the six months ended June 30, 2014 as well as a decrease in the weighted average interest rate to 4.8% for the six months ended June 30, 2015 compared to 5.0% for the six months ended June 30, 2014. The decrease was also due to an increase in capitalized interest, which was $7.4 million for the six months ended June 30, 2015 compared to $6.8 million for the same period in 2014. These changes were partially offset by the decrease in interest allocated to discontinued operations. There was no interest expense allocated to discontinued operations for the six months ended June 30, 2015 compared to $557,000 for the six months ended June 30, 2014.
Equity in (Loss) Earnings of Unconsolidated Joint Ventures
Equity in (loss) earnings of unconsolidated joint ventures decreased to a loss of $5.3 million for the three months ended June 30, 2015 compared to income of $1.5 million for the three months ended June 30, 2014 and decreased to income of $1.7 million for the six months ended June 30, 2015 compared to $5.7 million for the six months ended June 30, 2014. These decreases for the three and six month periods was primarily due to an impairment loss in an unconsolidated joint venture in the Company's Northern Virginia segment, the Company's share of which was $7.6 million. For the six month period this was partially offset by an increase in gains related to the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of such gains was $4.7 million for the six months ended June 30, 2015 compared to $2.7 million for the six months ended June 30, 2014.
Other
Gain on property dispositions decreased to $1.2 million for the three months ended June 30, 2015 compared to $1.9 million for the three months ended June 30, 2014 and increased to $3.5 million for the six months ended June 30, 2015 from $1.9 million for the six months ended June 30, 2014. Income from discontinued operations was zero for the three and six months ended June 30, 2015 compared to $295,000 and $48.1 million for the three and six months ended June 30, 2014, respectively. Year over year changes primarily resulted from aggregate gains on sales included in gain on property dispositions or discontinued operations which totaled $1.2 million and $3.5 million for the three and six months ended June 30, 2015 compared to $2.0 million and $48.2 million for the three and six months ended June 30, 2014, respectively.
As a result of the foregoing, the Company’s net income increased to $36.5 million for the three months ended June 30, 2015 from $30.1 million for the three months ended June 30, 2014 and decreased to $68.4 million for the six months ended June 30, 2015 from $104.2 million for the six months ended June 30, 2014.

Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company's liquidity requirements include operating and general and administrative expenses, shareholder distributions, funding its investment in development properties and joint ventures and satisfying interest requirements and debt maturities. The Company believes that proceeds from operating activities, asset sales, its available cash, borrowing capacity from its Credit Facility (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity

As of June 30, 2015, the Company had cash and cash equivalents of $91.0 million, including $17.9 million in restricted cash.

Net cash provided by operating activities increased to $173.1 million for the six months ended June 30, 2015 from $147.4 million for the six months ended June 30, 2014. This $25.7 million increase was primarily due to an increase in Same Store operating activities and net operating activities related to acquisitions, dispositions and completed development. In addition, termination fees for the six months ended June 30, 2015 and 2014 were $4.9 million and $1.0 million, respectively. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $42.1 million for the six months ended June 30, 2015 compared to net cash provided by investing activities of $39.2 million for the six months ended June 30, 2014. This $81.3 million change primarily resulted from a decrease in net proceeds from the disposition of properties and land associated with the close of the second settlement of a multi-market portfolio sale in 2014. This amount was partially offset by a decrease in the investment in acquisition and development properties.

Net cash used in financing activities increased to $126.5 million for the six months ended June 30, 2015 compared to $122.5 million for the six months ended June 30, 2014. This $4.0 million increase in cash used was primarily due to a decrease in common share issuance proceeds. Financing activities include proceeds from the issuance of equity and debt, debt repayments, equity repurchases and distributions.

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
The Company funds its development activities, including its obligations associated with its joint venture development activity, and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at June 30, 2015 was LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2015, the Company’s debt to gross assets ratio was 40.7% and for the six months ended June 30, 2015, the fixed charge coverage ratio was 3.6x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense, depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) and impairment - real estate assets, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2015, $481.6 million in mortgage loans and $2,608.1 million in unsecured notes were outstanding with a weighted average interest rate of 4.82%. The interest rates on $3,073.7 million of mortgage loans and unsecured notes are fixed (including

$102.6 million fixed via a swap arrangement - see Note 12 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.0 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of June 30, 2015 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2015	$6,514	$—	$16,000	$—	$22,514	3.90%
2016	11,768	182,318	299,685	—	493,771	6.08%
2017	10,916	2,349	296,134	—	309,399	6.56%
2018	8,730	27,051	99,980	70,000	205,761	4.79%
2019	8,825	50,043	—	—	58,868	4.00%
2020	4,280	67,361	349,565	—	421,206	4.83%
2021	2,716	65,008	—	—	67,724	4.06%
2022	2,211	—	399,458	—	401,669	4.13%
2023	2,319	—	299,780	—	302,099	3.39%
2024 and thereafter	27,266	1,946	847,487	—	876,699	4.13%
	$85,545	$396,076	$2,608,089	$70,000	$3,159,710	4.73%
General
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for NAREIT Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of NAREIT Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from operating property dispositions. As a result, year over year comparison of NAREIT Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that NAREIT Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since NAREIT Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. NAREIT Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. NAREIT Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.

NAREIT Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Reconciliation of net income to NAREIT FFO - basic:
Income available to common shareholders	$35,513	$29,249	$66,464	$101,149
Basic - income available to common shareholders	35,513	29,249	66,464	101,149
Basic - income available to common shareholders per weighted average share	$0.24	$0.20	$0.45	$0.69
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,058	3,341	6,010	6,632
Depreciation and amortization	56,413	57,509	114,778	113,616
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	7,431	(49)	7,431	(49)
Gain on property dispositions / impairment - real estate assets	(213)	(2,036)	13,255	(47,562)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(1,541)	(1,380)	(3,276)	(1,707)
NAREIT Funds from operations available to common shareholders – basic	$100,661	$86,634	$204,662	$172,079
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.68	$0.59	$1.38	$1.17
Reconciliation of net income to NAREIT FFO - diluted:
Income available to common shareholders	$35,513	$29,249	$66,464	$101,149
Diluted - income available to common shareholders	35,513	29,249	66,464	101,149
Diluted - income available to common shareholders per weighted average share	$0.24	$0.20	$0.45	$0.69
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,058	3,341	6,010	6,632
Depreciation and amortization	56,413	57,509	114,778	113,616
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	7,431	(49)	7,431	(49)
Gain on property dispositions / impairment - real estate assets	(213)	(2,036)	13,255	(47,562)
Noncontrolling interest less preferred share distributions	840	703	1,575	2,438
NAREIT Funds from operations available to common shareholders - diluted	$103,042	$88,717	$209,513	$176,224
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.67	$0.59	$1.37	$1.17
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	148,778	147,012	148,574	146,749
Dilutive shares for long term compensation plans	676	762	673	695
Diluted shares for net income calculations	149,454	147,774	149,247	147,444
Weighted average common units	3,539	3,551	3,540	3,555
Diluted shares for NAREIT Funds from operations calculations	152,993	151,325	152,787	150,999

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of June 30, 2015.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 3, 2015
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	August 3, 2015
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	August 3, 2015
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	August 3, 2015
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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