Form 10-Q
period 2015-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2015-11-04
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 3, 2015, 147,771,561 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2015. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2015

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets of Liberty Property Trust at September 30, 2015 and December 31, 2014	5

	Consolidated statements of comprehensive income of Liberty Property Trust for the three months ended September 30, 2015 and September 30, 2014	6

	Consolidated statements of comprehensive income of Liberty Property Trust for the nine months ended September 30, 2015 and September 30, 2014	7

	Consolidated statement of equity of Liberty Property Trust for the nine months ended September 30, 2015	8

	Consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2015 and September 30, 2014	9

	Consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2015 and December 31, 2014	10

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the three months ended September 30, 2015 and September 30, 2014	11

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the nine months ended September 30, 2015 and September 30, 2014	12

	Consolidated statement of owners' equity of Liberty Property Limited Partnership for the nine months ended September 30, 2015	13

	Consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2015 and September 30, 2014	14

	Notes to consolidated financial statements of the Company	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Index		Page

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

Signatures for Liberty Property Trust		44

Signatures for Liberty Property Limited Partnership		45

Exhibit Index		46

	LIBERTY PROPERTY TRUST SENIOR OFFICER SEVERANCE PLAN

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	September 30, 2015	December 31, 2014
ASSETS
Real estate:
Land and land improvements	$1,218,906	$1,189,760
Building and improvements	5,352,219	5,343,908
Less accumulated depreciation	(1,228,702)	(1,182,569)
Operating real estate	5,342,423	5,351,099
Development in progress	338,673	277,411
Land held for development	291,159	269,059
Net real estate	5,972,255	5,897,569
Cash and cash equivalents	48,652	69,346
Restricted cash	14,939	20,325
Accounts receivable	14,384	15,481
Deferred rent receivable	119,224	107,909
Deferred financing and leasing costs, net of accumulated amortization (2015, $180,608; 2014, $169,468)	208,623	206,286
Investments in and advances to unconsolidated joint ventures	213,894	208,832
Assets held for sale	—	8,389
Prepaid expenses and other assets	97,822	91,399
Total assets	$6,689,793	$6,625,536
LIABILITIES
Mortgage loans	$372,660	$487,301
Unsecured notes	2,608,307	2,509,094
Credit facility	300,000	167,000
Accounts payable	60,256	52,043
Accrued interest	43,771	24,513
Dividend and distributions payable	71,863	72,253
Other liabilities	218,290	219,418
Total liabilities	3,675,147	3,531,622
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of September 30, 2015 and December 31, 2014	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,753,980 and 148,557,270 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	148	149
Additional paid-in capital	3,673,001	3,688,644
Accumulated other comprehensive loss	(13,837)	(6,252)
Distributions in excess of net income	(709,091)	(654,869)
Total Liberty Property Trust shareholders’ equity	2,950,221	3,027,672
Noncontrolling interest – operating partnership
3,539,075 and 3,553,566 common units outstanding as of September 30, 2015 and December 31, 2014, respectively	52,969	54,786
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total equity	3,007,109	3,086,377
Total liabilities, noncontrolling interest - operating partnership and equity	$6,689,793	$6,625,536

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2015	September 30, 2014
OPERATING REVENUE
Rental	$145,009	$143,294
Operating expense reimbursement	53,963	55,062
Total operating revenue	198,972	198,356
OPERATING EXPENSE
Rental property	31,454	33,105
Real estate taxes	25,953	25,595
General and administrative	15,573	14,748
Depreciation and amortization	55,718	58,578
Total operating expense	128,698	132,026
Operating income	70,274	66,330
OTHER INCOME (EXPENSE)
Interest and other income	4,959	6,233
Interest expense	(33,559)	(37,958)
Total other income (expense)	(28,600)	(31,725)
Income before gain (loss) on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	41,674	34,605
Gain (loss) on property dispositions	53,467	(20)
Income taxes	(599)	(859)
Equity in (loss) earnings of unconsolidated joint ventures	(847)	1,592
Income from continuing operations	93,695	35,318
Discontinued operations (including net gain on property dispositions of $38 for the three months ended September 30, 2014)	—	133
Net income	93,695	35,451
Noncontrolling interest – operating partnership	(2,306)	(944)
Noncontrolling interest – consolidated joint ventures	(58)	(84)
Net income available to common shareholders	$91,331	$34,423

Net income	$93,695	$35,451
Other comprehensive loss - foreign currency translation	(7,970)	(13,000)
Other comprehensive (loss) income - derivative instruments	(1,220)	666
Other comprehensive loss	(9,190)	(12,334)
Total comprehensive income	84,505	23,117
Less: comprehensive income attributable to noncontrolling interest	(2,148)	(739)
Comprehensive income attributable to common shareholders	$82,357	$22,378
Earnings per common share
Basic:
Income from continuing operations	$0.61	$0.23
Income from discontinued operations	—	—
Income per common share – basic	$0.61	$0.23
Diluted:
Income from continuing operations	$0.61	$0.23
Income from discontinued operations	—	—
Income per common share – diluted	$0.61	$0.23
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	148,582	147,422
Diluted	149,176	148,088
Amounts attributable to common shareholders
Income from continuing operations	$91,331	$34,293
Discontinued operations	—	130
Net income available to common shareholders	$91,331	$34,423
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING REVENUE
Rental	$440,962	$421,620
Operating expense reimbursement	168,430	167,326
Total operating revenue	609,392	588,946
OPERATING EXPENSE
Rental property	98,973	103,728
Real estate taxes	78,579	75,812
General and administrative	51,428	48,077
Depreciation and amortization	171,347	173,184
Impairment - real estate assets	16,775	—
Total operating expense	417,102	400,801
Operating income	192,290	188,145
OTHER INCOME (EXPENSE)
Interest and other income	17,911	11,786
Interest expense	(103,295)	(115,635)
Total other income (expense)	(85,384)	(103,849)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	106,906	84,296
Gain on property dispositions	56,987	1,878
Income taxes	(2,613)	(2,083)
Equity in earnings of unconsolidated joint ventures	805	7,297
Income from continuing operations	162,085	91,388
Discontinued operations (including net gain on property dispositions of $46,292 for the nine months ended September 30, 2014)	—	48,276
Net income	162,085	139,664
Noncontrolling interest – operating partnership	(4,117)	(3,618)
Noncontrolling interest – consolidated joint ventures	(171)	(474)
Net income available to common shareholders	$157,797	$135,572

Net income	$162,085	$139,664
Other comprehensive loss - foreign currency translation	(6,229)	(5,189)
Other comprehensive loss - derivative instruments	(1,539)	(990)
Other comprehensive loss	(7,768)	(6,179)
Total comprehensive income	154,317	133,485
Less: comprehensive income attributable to noncontrolling interest	(4,105)	(3,948)
Comprehensive income attributable to common shareholders	$150,212	$129,537
Earnings per common share
Basic:
Income from continuing operations	$1.06	$0.60
Income from discontinued operations	—	0.32
Income per common share – basic	$1.06	$0.92
Diluted:
Income from continuing operations	$1.06	$0.60
Income from discontinued operations	—	0.32
Income per common share – diluted	$1.06	$0.92
Distributions per common share	$1.425	$1.425
Weighted average number of common shares outstanding
Basic	148,594	146,987
Diluted	149,220	147,661
Amounts attributable to common shareholders
Income from continuing operations	$157,797	$88,430
Discontinued operations	—	47,142
Net income available to common shareholders	$157,797	$135,572
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP-COMMON	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2015	$149	$3,688,644	$(6,252)	$(654,869)	$3,027,672	$54,786	$3,919	$3,086,377	$7,537
Net proceeds from the issuance of common shares	—	38,195	—	—	38,195	—	—	38,195	—
Net income	—	—	—	157,797	157,797	3,763	171	161,731	354
Distributions	—	—	—	(212,019)	(212,019)	(5,173)	(171)	(217,363)	(354)
Share repurchase	(1)	(65,462)	—	—	(65,463)	—	—	(65,463)	—
Share-based compensation	—	11,400	—	—	11,400	—	—	11,400	—
Other comprehensive loss - foreign currency translation	—	—	(6,082)	—	(6,082)	(147)	—	(6,229)	—
Other comprehensive loss - derivative instruments	—	—	(1,503)	—	(1,503)	(36)	—	(1,539)	—
Redemption of noncontrolling interests – common units	—	224	—	—	224	(224)	—	—	—
Balance at September 30, 2015	$148	$3,673,001	$(13,837)	$(709,091)	$2,950,221	$52,969	$3,919	$3,007,109	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net income	$162,085	$139,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,726	176,207
Amortization of deferred financing costs	3,249	3,727
Impairment - real estate assets	16,775	—
Equity in earnings of unconsolidated joint ventures	(805)	(7,297)
Distributions from unconsolidated joint ventures	2,490	—
Gain on property dispositions	(56,987)	(48,170)
Share-based compensation	10,709	10,422
Other	(8,143)	(5,202)
Changes in operating assets and liabilities:
Restricted cash	4,914	28,469
Accounts receivable	1,023	(4,771)
Deferred rent receivable	(17,122)	(11,928)
Prepaid expenses and other assets	(20,182)	(38,882)
Accounts payable	8,312	18,824
Accrued interest	19,258	15,500
Other liabilities	371	(26,232)
Net cash provided by operating activities	299,673	250,331
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(100,756)	(97,677)
Investment in operating properties - other	(58,038)	(61,480)
Investments in and advances to unconsolidated joint ventures	(30,609)	(13,894)
Distributions from unconsolidated joint ventures	23,093	10,213
Net proceeds from disposition of properties/land	243,943	351,301
Investment in development in progress	(123,547)	(222,484)
Investment in land held for development	(101,934)	(73,547)
Investment in deferred leasing costs	(34,404)	(28,409)
Other	(6,366)	5,501
Net cash used in investing activities	(188,618)	(130,476)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	38,195	44,097
Share repurchase	(65,463)	—
Proceeds from unsecured notes	398,576	—
Repayments of unsecured notes	(300,000)	(200,000)
Repayments of mortgage loans	(112,970)	(9,329)
Proceeds from credit facility	919,700	179,750
Repayments on credit facility	(786,700)	(38,800)
Payment of deferred financing costs	(3,478)	(3,622)
Distribution paid on common shares	(212,402)	(209,779)
Distribution paid on units	(5,704)	(5,692)
Net cash used in financing activities	(130,246)	(243,375)
Net decrease in cash and cash equivalents	(19,191)	(123,520)
Decrease in cash and cash equivalents related to foreign currency translation	(1,503)	(808)
Cash and cash equivalents at beginning of period	69,346	163,414
Cash and cash equivalents at end of period	$48,652	$39,086

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	September 30, 2015	December 31, 2014
ASSETS
Real estate:
Land and land improvements	$1,218,906	$1,189,760
Building and improvements	5,352,219	5,343,908
Less accumulated depreciation	(1,228,702)	(1,182,569)
Operating real estate	5,342,423	5,351,099
Development in progress	338,673	277,411
Land held for development	291,159	269,059
Net real estate	5,972,255	5,897,569
Cash and cash equivalents	48,652	69,346
Restricted cash	14,939	20,325
Accounts receivable	14,384	15,481
Deferred rent receivable	119,224	107,909
Deferred financing and leasing costs, net of accumulated amortization (2015, $180,608; 2014, $169,468)	208,623	206,286
Investments in and advances to unconsolidated joint ventures	213,894	208,832
Assets held for sale	—	8,389
Prepaid expenses and other assets	97,822	91,399
Total assets	$6,689,793	$6,625,536
LIABILITIES
Mortgage loans	$372,660	$487,301
Unsecured notes	2,608,307	2,509,094
Credit facility	300,000	167,000
Accounts payable	60,256	52,043
Accrued interest	43,771	24,513
Distributions payable	71,863	72,253
Other liabilities	218,290	219,418
Total liabilities	3,675,147	3,531,622
Limited partners' equity - 301,483 preferred units outstanding as of September 30, 2015, and December 31, 2014	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,753,980 and 148,557,270 common units outstanding as of September 30, 2015 and December 31, 2014, respectively	2,950,221	3,027,672
Limited partners’ equity – 3,539,075 and 3,553,566 common units outstanding as of September 30, 2015 and December 31, 2014, respectively	52,969	54,786
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total owners’ equity	3,007,109	3,086,377
Total liabilities, limited partners' equity and owners’ equity	$6,689,793	$6,625,536

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2015	September 30, 2014
OPERATING REVENUE
Rental	$145,009	$143,294
Operating expense reimbursement	53,963	55,062
Total operating revenue	198,972	198,356
OPERATING EXPENSE
Rental property	31,454	33,105
Real estate taxes	25,953	25,595
General and administrative	15,573	14,748
Depreciation and amortization	55,718	58,578
Total operating expense	128,698	132,026
Operating income	70,274	66,330
OTHER INCOME (EXPENSE)
Interest and other income	4,959	6,233
Interest expense	(33,559)	(37,958)
Total other income (expense)	(28,600)	(31,725)
Income before gain (loss) on property dispositions, income taxes and equity in (loss) earnings of unconsolidated joint ventures	41,674	34,605
Gain (loss) on property dispositions	53,467	(20)
Income taxes	(599)	(859)
Equity in (loss) earnings of unconsolidated joint ventures	(847)	1,592
Income from continuing operations	93,695	35,318
Discontinued operations (including net gain on property dispositions of $38 for the three months ended September 30, 2014)	—	133
Net income	93,695	35,451
Noncontrolling interest – consolidated joint ventures	(58)	(84)
Preferred unit distributions	(118)	(118)
Income available to common unitholders	$93,519	$35,249
Net income	$93,695	$35,451
Other comprehensive loss - foreign currency translation	(7,970)	(13,000)
Other comprehensive (loss) income - derivative instruments	(1,220)	666
Other comprehensive loss	(9,190)	(12,334)
Total comprehensive income	$84,505	$23,117
Earnings per common unit
Basic:
Income from continuing operations	$0.61	$0.23
Income from discontinued operations	—	—
Income per common unit - basic	$0.61	$0.23
Diluted:
Income from continuing operations	$0.61	$0.23
Income from discontinued operations	—	—
Income per common unit - diluted	$0.61	$0.23
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	152,121	150,976
Diluted	152,715	151,642
Net income allocated to general partners	$91,331	$34,423
Net income allocated to limited partners	$2,306	$944

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING REVENUE
Rental	$440,962	$421,620
Operating expense reimbursement	168,430	167,326
Total operating revenue	609,392	588,946
OPERATING EXPENSE
Rental property	98,973	103,728
Real estate taxes	78,579	75,812
General and administrative	51,428	48,077
Depreciation and amortization	171,347	173,184
Impairment - real estate assets	16,775	—
Total operating expense	417,102	400,801
Operating income	192,290	188,145
OTHER INCOME (EXPENSE)
Interest and other income	17,911	11,786
Interest expense	(103,295)	(115,635)
Total other income (expense)	(85,384)	(103,849)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	106,906	84,296
Gain on property dispositions	56,987	1,878
Income taxes	(2,613)	(2,083)
Equity in earnings of unconsolidated joint ventures	805	7,297
Income from continuing operations	162,085	91,388
Discontinued operations (including net gain on property dispositions of $46,292 for the nine months ended September 30, 2014)	—	48,276
Net income	162,085	139,664
Noncontrolling interest – consolidated joint ventures	(171)	(474)
Preferred unit distributions	(354)	(354)
Income available to common unitholders	$161,560	$138,836
Net income	$162,085	$139,664
Other comprehensive loss - foreign currency translation	(6,229)	(5,189)
Other comprehensive loss - derivative instruments	(1,539)	(990)
Other comprehensive loss	(7,768)	(6,179)
Total comprehensive income	$154,317	$133,485
Earnings per common unit
Basic:
Income from continuing operations	$1.06	$0.60
Income from discontinued operations	—	0.32
Income per common unit - basic	$1.06	$0.92
Diluted:
Income from continuing operations	$1.06	$0.60
Income from discontinued operations	—	0.32
Income per common unit - diluted	$1.06	$0.92
Distributions per common unit	$1.425	$1.425
Weighted average number of common units outstanding
Basic	152,134	150,541
Diluted	152,760	151,215
Net income allocated to general partners	$157,797	$135,572
Net income allocated to limited partners	$4,117	$3,618

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2015	$3,027,672	$54,786	$3,919	$3,086,377	$7,537
Contributions from partners	49,595	—	—	49,595	—
Unit repurchase	(65,463)	—	—	(65,463)	—
Distributions to partners	(212,019)	(5,173)	(171)	(217,363)	(354)
Other comprehensive loss - foreign currency translation	(6,082)	(147)	—	(6,229)	—
Other comprehensive loss - derivative instruments	(1,503)	(36)	—	(1,539)	—
Net income	157,797	3,763	171	161,731	354
Redemption of limited partners common units for common shares	224	(224)	—	—	—
Balance at September 30, 2015	$2,950,221	$52,969	$3,919	$3,007,109	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net income	$162,085	$139,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,726	176,207
Amortization of deferred financing costs	3,249	3,727
Impairment - real estate assets	16,775	—
Equity in earnings of unconsolidated joint ventures	(805)	(7,297)
Distributions from unconsolidated joint ventures	2,490	—
Gain on property dispositions	(56,987)	(48,170)
Noncash compensation	10,709	10,422
Other	(8,143)	(5,202)
Changes in operating assets and liabilities:
Restricted cash	4,914	28,469
Accounts receivable	1,023	(4,771)
Deferred rent receivable	(17,122)	(11,928)
Prepaid expenses and other assets	(20,182)	(38,882)
Accounts payable	8,312	18,824
Accrued interest	19,258	15,500
Other liabilities	371	(26,232)
Net cash provided by operating activities	299,673	250,331
INVESTING ACTIVITIES
Investment in operating properties - acquisitions	(100,756)	(97,677)
Investment in operating properties - other	(58,038)	(61,480)
Investments in and advances to unconsolidated joint ventures	(30,609)	(13,894)
Distributions from unconsolidated joint ventures	23,093	10,213
Net proceeds from disposition of properties/land	243,943	351,301
Investment in development in progress	(123,547)	(222,484)
Investment in land held for development	(101,934)	(73,547)
Investment in deferred leasing costs	(34,404)	(28,409)
Other	(6,366)	5,501
Net cash used in investing activities	(188,618)	(130,476)
FINANCING ACTIVITIES
Proceeds from unsecured notes	398,576	—
Repayment of unsecured notes	(300,000)	(200,000)
Repayments of mortgage loans	(112,970)	(9,329)
Proceeds from credit facility	919,700	179,750
Repayments on credit facility	(786,700)	(38,800)
Payment of deferred financing costs	(3,478)	(3,622)
Capital contributions	38,195	44,097
Unit repurchase	(65,463)	—
Distributions to partners	(218,106)	(215,471)
Net cash used in financing activities	(130,246)	(243,375)
Net decrease in cash and cash equivalents	(19,191)	(123,520)
Decrease in cash and cash equivalents related to foreign currency translation	(1,503)	(808)
Cash and cash equivalents at beginning of period	69,346	163,414
Cash and cash equivalents at end of period	$48,652	$39,086

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2015. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
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
As disclosed in Note 2, Income per Common Share of the Trust - Share Repurchase, the Company repurchased common shares pursuant to a share repurchase program authorized by the Company's Board of Trustees. These repurchased shares along with those repurchased in prior periods are subject to state corporate laws that establish the legal status of redeemed shares and prevent them from being reported as treasury shares within the consolidated financial statements. The Trust previously misclassified the repurchased shares as common shares in treasury. The share repurchases should have been classified as reductions of common shares of beneficial interest and additional paid-in capital. The accompanying consolidated balance sheet of the Trust as of December 31, 2014 has been restated to correct the misclassification. The correction results in reductions in common shares of beneficial interest and additional paid-in capital at December 31, 2014 of $1,000 and $51.9 million, respectively, from the previously reported amounts of $150,000 and $3,740.6 million, respectively.  The reclassification has no impact on the previously reported consolidated statements of comprehensive income, nor does it have any effect on the previously reported consolidated statements of cash flows.  In addition, the reclassification has no impact on the previously reported consolidated financial statements of the Operating Partnership.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The standard requires the costs for issuing debt to appear on a balance sheet as a direct deduction from the debt's value. ASU 2015-03 is effective for the Company beginning January 1, 2016. The standard would be applied retrospectively. The Company does not anticipate that the adoption of ASU 2015-03 will have a material impact on its financial position or results of operations.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"). The standard requires that all entities re-evaluate and revise consolidation documentation for limited partnerships and similar legal entities. It makes changes to both the variable interest model and voting model. ASU 2015-02 is effective for the Company beginning January 1, 2016. The standard allows for either a full retrospective or a modified retrospective approach to adoption. The Company is evaluating the impact ASU 2015-02 will have on its financial position and results of operations.

Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2015			September 30, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$91,331	148,582	$0.61	$34,293	147,422	$0.23
Dilutive shares for long-term compensation plans	—	594		—	666
Income from continuing operations net of noncontrolling interest - diluted	$91,331	149,176	$0.61	$34,293	148,088	$0.23
Discontinued operations net of noncontrolling interest - basic	$—	148,582	$—	$130	147,422	$—
Dilutive shares for long-term compensation plans	—	594		—	666
Discontinued operations net of noncontrolling interest - diluted	$—	149,176	$—	$130	148,088	$—
Net income available to common shareholders - basic	$91,331	148,582	$0.61	$34,423	147,422	$0.23
Dilutive shares for long-term compensation plans	—	594		—	666
Net income available to common shareholders - diluted	$91,331	149,176	$0.61	$34,423	148,088	$0.23

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$157,797	148,594	$1.06	$88,430	146,987	$0.60
Dilutive shares for long-term compensation plans	—	626		—	674
Income from continuing operations net of noncontrolling interest - diluted	157,797	149,220	$1.06	88,430	147,661	$0.60
Discontinued operations net of noncontrolling interest - basic	—	148,594	$—	47,142	146,987	$0.32
Dilutive shares for long-term compensation plans	—	626		—	674
Discontinued operations net of noncontrolling interest - diluted	—	149,220	$—	47,142	147,661	$0.32
Net income available to common shareholders - basic	157,797	148,594	$1.06	135,572	146,987	$0.92
Dilutive shares for long-term compensation plans	—	626		—	674
Net income available to common shareholders - diluted	$157,797	149,220	$1.06	$135,572	147,661	$0.92

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2015 was 2,260,000 and 1,528,000, respectively, as compared to 1,183,000 and 850,000, respectively, for the same periods in 2014.
During the three and nine months ended September 30, 2015, 12,000 and 65,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2014, 44,000 common shares were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.
During the three and nine months ended September 30, 2015, the Company purchased an aggregate of 2,125,000 common shares for $65.5 million as part of the share repurchase plan.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2015			September 30, 2014
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$93,637			$35,234
Less: Preferred unit distributions	(118)			(118)
Income from continuing operations available to common unitholders - basic	$93,519	152,121	$0.61	$35,116	150,976	$0.23
Dilutive units for long-term compensation plans	—	594		—	666
Income from continuing operations available to common unitholders - diluted	$93,519	152,715	$0.61	$35,116	151,642	$0.23
Income from discontinued operations - basic	$—	152,121	$—	$133	150,976	$—
Dilutive units for long-term compensation plans	—	594		—	666
Income from discontinued operations - diluted	$—	152,715	$—	$133	151,642	$—
Income available to common unitholders - basic	$93,519	152,121	$0.61	$35,249	150,976	$0.23
Dilutive units for long-term compensation plans	—	594		—	666
Income available to common unitholders - diluted	$93,519	152,715	$0.61	$35,249	151,642	$0.23

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$161,914			$90,914
Less: Preferred unit distributions	(354)			(354)
Income from continuing operations available to common unitholders - basic	161,560	152,134	$1.06	90,560	150,541	$0.60
Dilutive units for long-term compensation plans	—	626		—	674
Income from continuing operations available to common unitholders - diluted	161,560	152,760	$1.06	90,560	151,215	$0.60
Income from discontinued operations - basic	—	152,134	$—	48,276	150,541	$0.32
Dilutive units for long-term compensation plans	—	626		—	674
Income from discontinued operations - diluted	—	152,760	$—	48,276	151,215	$0.32
Income available to common unitholders - basic	161,560	152,134	$1.06	138,836	150,541	$0.92
Dilutive units for long-term compensation plans	—	626		—	674
Income available to common unitholders - diluted	$161,560	152,760	$1.06	$138,836	151,215	$0.92

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2015 was 2,260,000 and 1,528,000, respectively, as compared to 1,183,000 and 850,000, respectively, for the same periods in 2014.
During the three and nine months ended September 30, 2015, 12,000 and 65,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2014, 44,000 common units were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.
During the three and nine months ended September 30, 2015, the Company purchased an aggregate of 2,125,000 common shares for $65.5 million as part of the share repurchase plan. In connection with these repurchases, an equal number of common units were repurchased by the Operating Partnership from the Trust.

Note 4: Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of Accumulated Other Comprehensive Income (Loss) (in thousands):

	Nine Months Ended September 30,
	2015	2014
Foreign Currency Translation:
Beginning balance	$(5,823)	$8,592
Translation adjustment	(6,229)	(5,189)
Ending balance	(12,052)	3,403

Derivative Instruments:
Beginning balance	(377)	1,584
Unrealized loss	(2,592)	(2,090)
Reclassification adjustment (1)	1,053	1,100
Ending balance	(1,916)	594
Total accumulated other comprehensive (loss) income	(13,968)	3,997
Less: portion included in noncontrolling interest – operating partnership	131	(290)
Total accumulated other comprehensive (loss) income included in shareholders' equity/owners' equity	$(13,837)	$3,707

(1)	Amounts reclassified out of Accumulated Other Comprehensive (Loss) Income/General & Limited Partner's Equity into contractual interest expense.

Note 5: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. The Company's reportable segments are as follows.

•	Carolinas;

•	Chicago/Milwaukee;

•	Houston;

•	Lehigh/Central PA;

•	Minnesota;

•	Orlando;

•	Philadelphia;

•	Richmond/Hampton Roads;

•	Southeastern PA;

•	South Florida;

•	Tampa; and

•	United Kingdom.
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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Operating revenue
Carolinas	$10,555	$9,479	$30,462	$26,282
Chicago/Milwaukee	8,872	8,004	27,596	24,727
Houston	12,981	12,833	38,455	36,828
Lehigh/Central PA	33,746	30,034	100,144	87,853
Minnesota	11,751	13,925	36,699	41,217
Orlando	5,547	8,463	16,221	24,519
Philadelphia	10,552	8,303	30,422	26,402
Richmond/Hampton Roads	5,168	10,358	25,809	30,542
South Florida	12,957	12,012	37,542	36,028
Southeastern PA	36,718	36,087	114,430	110,833
Tampa	13,568	13,597	40,667	40,001
United Kingdom	3,776	4,111	11,466	12,430
Other	32,801	31,144	99,636	96,300
Segment-level operating revenue	198,992	198,350	609,549	593,962

Reconciliation to total operating revenues
Discontinued operations	—	(9)	—	(4,728)
Other	(20)	15	(157)	(288)
Total operating revenue	$198,972	$198,356	$609,392	$588,946

Net operating income
Carolinas	$7,795	$6,570	$21,479	$18,006
Chicago/Milwaukee	5,792	5,382	18,660	15,518
Houston	7,829	7,510	22,739	21,794
Lehigh/Central PA	24,289	21,634	70,907	60,647
Minnesota	4,461	6,575	15,595	19,964
Orlando	3,835	5,411	11,091	16,257
Philadelphia	7,898	6,736	22,230	20,247
Richmond/Hampton Roads	3,014	6,144	15,538	18,118
South Florida	7,012	6,647	20,990	21,066
Southeastern PA	20,887	20,516	63,301	60,175
Tampa	8,454	8,213	25,780	25,142
United Kingdom	2,619	2,468	7,917	8,040
Other	21,750	20,715	66,138	61,614
Segment-level net operating income	125,635	124,521	382,365	366,588

Reconciliation to income from continuing operations
Interest expense (1)	(33,559)	(37,958)	(103,295)	(116,192)
Depreciation/amortization expense (1) (2)	(40,870)	(44,538)	(126,162)	(133,636)
Impairment - real estate assets	—	—	(16,775)	—
Gain (loss) on property dispositions	53,467	(20)	56,987	1,878
Equity in (loss) earnings of unconsolidated joint ventures	(847)	1,592	805	7,297
General and administrative expense (1) (2)	(9,456)	(8,556)	(33,043)	(29,189)
Discontinued operations excluding interest and gain on property dispositions	—	(95)	—	(2,541)
Income taxes (2)	(526)	(821)	(2,283)	(1,966)
Other	(149)	1,193	3,486	(851)
Income from continuing operations	$93,695	$35,318	$162,085	$91,388

(1)	Includes activity on discontinued operations.

(2)	Excludes costs which are included in determining segment-level net operating income.

During the three months ended September 30, 2015, the Company acquired a portfolio of three operating properties and 139 acres of developable land for a total purchase price of $86.6 million. These properties, comprising 921,000 square feet of leaseable space, are located in the Company's Houston reportable segment. During the nine months ended September 30, 2015, the Company acquired four operating properties comprising 1.3 million square feet for a total purchase price of $123.4 million in the Company's Southern California and Houston reportable segments. This purchase price also includes 139 acres of developable land.

The Company's sales by reportable segment for the three and nine months ended September 30, 2015 are as follows:

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Properties Sold	Square Feet (000s)	Gross Proceeds (000s)	Properties Sold	Square Feet (000s)	Gross Proceeds (000s)
Minnesota	1	135	$19,900	2	223	$25,700
Richmond/Hampton Roads	—	—	—	22	1,319	110,300	(1)
Southeastern PA	3	250	63,500	4	333	72,220
Tampa	1	32	2,525	1	32	2,525
Other	1	31	3,859	7	569	37,371
Total	6	448	$89,784	36	2,476	$248,116

(1)	Includes proceeds from the sale of 3.1 acres of land.

During the nine months ended September 30, 2015, the Company sold 22 properties and 3.1 acres of land in the Richmond/Hampton Roads segment for $110.3 million to a firm controlled by the brother of David L. Lingerfelt, a member of the Company's Board of Trustees.

The Company's total assets by reportable segment as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Total assets
Carolinas	$336,634	$325,690
Chicago/Milwaukee	426,729	422,531
Houston	520,128	418,154
Lehigh/Central PA	1,094,009	1,023,641
Minnesota	321,194	333,506
Orlando	160,020	160,899
Philadelphia	416,373	366,577
Richmond/Hampton Roads	126,909	250,205
South Florida	419,008	400,034
Southeastern PA	658,063	698,163
Tampa	329,687	335,652
United Kingdom	219,362	231,276
Other	1,577,732	1,553,250
Segment-level total assets	6,605,848	6,519,578
Corporate Other	83,945	105,958
Total assets	$6,689,793	$6,625,536

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
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$9	$—	$4,728
Operating expenses	—	86	—	(2,226)
Interest and other income	—	—	—	39
Interest expense	—	—	—	(557)
Depreciation and amortization	—	—	—	—
Income before gain on property dispositions	—	95	—	1,984
Gain on property dispositions	—	38	—	46,292
Net income	$—	$133	$—	$48,276
Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment

The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. There were no impairments recognized during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company recognized $16.8 million in impairments, $13.4 million of which related to properties sold in the Company's Richmond/Hampton Roads reportable segment (see Note 5), $2.3 million of which related to the Company's Southeastern Pennsylvania reportable segment and $1.0 million of which related to the Company's Maryland reportable segment. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established by the FASB in Topic 820, "Fair Value Measurements and Disclosures." The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at September 30, 2015.  There were no impairments recognized during the three or nine months ended September 30, 2014.
Note 7: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3,539,075 outstanding common units as of September 30, 2015 not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis of unregistered common shares of the Trust. The market value of the 3,539,075 outstanding common units based on the closing price of the common shares of the Trust at September 30, 2015 was $111.5 million.
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

Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3,539,075 outstanding common units as of September 30, 2015 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis of unregistered common shares of the Trust. The market value of the 3,539,075 outstanding common units at September 30, 2015 based on the closing price of the common shares of the Trust at September 30, 2015 was $111.5 million.
Note 9: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of September 30, 2015, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

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

In August 2015, the Company used proceeds from its unsecured credit facility to prepay without penalty a $105.8 million 7.0% mortgage loan due February 2016.
Note 11: Disclosure of Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2015 and December 31, 2014. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of September 30, 2015.  This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.

The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2014 and September 30, 2015 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2014	$487,301	$501,231	$2,509,094	$2,704,069
As of September 30, 2015	$372,660	$381,500	$2,608,307	$2,621,855
Note 12: Unconsolidated Joint Ventures
Liberty Washington, LP
During the three and nine months ended September 30, 2015, Liberty Washington LP (a joint venture in which the Company holds a 25% interest) recognized impairment charges, the Company's share of which was $3.9 million and $11.5 million, respectively. The impairment charges were related to the Company's Northern Virginia reportable segment and the Company's share was included in equity in (loss) earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. The Company determined these impairments based on third party offer prices. This is a Level 2 fair value calculation.
As of September 30, 2015, the joint venture was in default of a $46.4 million non-recourse mortgage loan related to certain properties within the joint venture in the Company's Northern Virginia reportable segment.
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
Liberty Venture I, LP
During the nine months ended September 30, 2015, Liberty Venture I, LP (a joint venture in which the Company holds a 25% interest) realized gross proceeds of $8.5 million from the sale of one property totaling 198,000 square feet in the Company's New Jersey reportable segment.

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
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income (for the Trust) and general partner's equity and limited partners' equity - common units (for the Operating Partnership) and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings.
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $102.0 million and $103.6 million at September 30, 2015 and December 31, 2014, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Amount of (loss) gain related to the effective portion recognized in other comprehensive (loss) income	$(1,570)	$299	$(2,592)	$(2,083)
Amount of (loss) gain related to the effective portion subsequently reclassified to earnings	$(350)	$(367)	$(1,053)	$(1,093)
Amount of (loss) gain related to the ineffective portion	$(51)	$13	$(113)	$(42)

The fair value of the Swaps in the amounts of $8.7 million and $8.5 million as of September 30, 2015 and December 31, 2014, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $8.8 million as of September 30, 2015.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of September 30, 2015, were as follows (in thousands):

Year	Amount
2015	$250
2016	998
2017	998
2018	998
2019	998
2020 and thereafter	8,756
Total	$12,998

Operating ground lease expense for the three and nine months ended September 30, 2015 was $224,000 and $536,000 as compared to $114,000 and $289,000 for the same periods in 2014, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of September 30, 2015 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of September 30, 2015, the Company had letter of credit obligations of $5.4 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of September 30, 2015, the Company had 27 buildings under development. These buildings are expected to contain, when completed, a total of 6.6 million square feet of leasable space and represent an anticipated aggregate investment of $643.8 million. At September 30, 2015, development in progress totaled $338.7 million. In addition, as of September 30, 2015, the Company had invested $12.0 million in deferred leasing costs related to these development buildings. In addition, the Company had a signed commitment for a build-to-suit development not yet commenced for an anticipated investment of $44.9 million.
As of September 30, 2015, the Company was committed to $30.7 million in improvements on certain buildings and land parcels.
As of September 30, 2015, the Company was committed to $51.3 million in future land purchases.
As of September 30, 2015, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $36.2 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 15: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	2015	2014
Write-off of fully depreciated/amortized property and deferred costs	$44,216	$31,322
Write-off of depreciated/amortized property and deferred costs due to sale/demolition	$95,277	$132,707
Unrealized loss on cash flow hedge	$(1,539)	$(990)
Changes in accrued development capital expenditures	$5,023	$7,854
Increase in investments in and advances to unconsolidated joint ventures	$—	$(11,948)

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
As of September 30, 2015, the Company owned and operated 489 industrial and 157 office properties (the “Wholly Owned Properties in Operation”) totaling 92.1 million square feet. In addition, as of September 30, 2015, the Company owned 27 properties under development, which when completed are expected to comprise 6.6 million square feet (the “Wholly Owned Properties under Development”) and 1,528 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2015, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 34 office properties totaling 14.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), six properties under development, which when completed are expected to comprise 3.0 million square feet and a 222-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 402 acres of developable land, substantially all of which is zoned for commercial use.
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three and nine months ended September 30, 2015, respectively, straight line rents on renewal and replacement leases were on average 8.1% and 4.9% higher than rents on expiring leases. The Company's guidance for 2015 contemplated an increase of straight line rent on average of 2% to 3%. During the three and nine months ended September 30, 2015, the Company successfully leased 6.7 million and 22.2 million square feet, respectively, and, as of that date, attained occupancy of 93.2% for the Wholly Owned Properties in Operation and 93.6% for the JV Properties in Operation for a combined occupancy of 93.2% for the Properties in Operation. At December 31, 2014, occupancy for the Wholly Owned Properties in Operation was 93.1% and for the JV Properties in Operation was 92.2% for a combined occupancy for the Properties in Operation of 93.0%. The Company's guidance for 2015 contemplated an increase in average occupancy of 1% to 2%.
Wholly Owned Capital Activity
Acquisitions
During the three months ended September 30, 2015, the Company acquired a portfolio of three operating properties and 139 acres of developable land for a total purchase price of $86.6 million. These properties, which contain 921,000 square feet of leaseable space, were 100% occupied as of September 30, 2015. During the nine months ended September 30, 2015, the Company acquired four operating properties for a total purchase price of $123.4 million. This purchase price also includes 139 acres of developable land. These properties, which contain 1.3 million square feet of leasable space, were 69.2% occupied as of September 30, 2015.
Dispositions
During the three months ended September 30, 2015, the Company realized proceeds of $89.8 million from the sale of six properties totaling 448,000 square feet. During the nine months ended September 30, 2015, the Company realized gross proceeds of $248.1 million from the sale of 36 properties and 3.1 acres of land totaling 2.5 million square feet. Included in these dispositions, for the nine months ended September 30, 2015, the Company sold 22 properties and 3.1 acres of land for $110.3 million to a firm controlled by the brother of David L. Lingerfelt, a member of the Company's Board of Trustees. The price was determined after these properties were directly marketed to a select group of private equity investors with guidance as to the Company's valuation considerations. Mr. Lingerfelt does not have an ownership interest in the firm controlled by his brother and was excluded from board deliberations pertaining to this sale.
Development
During the three months ended September 30, 2015, the Company brought into service two Wholly Owned Properties under Development representing 272,000 square feet and a Total Investment of $40.9 million. During the nine months ended September 30, 2015, the Company brought into service 10 Wholly Owned Properties under Development representing 2.0 million square feet and a Total Investment of $175.6 million. During the three months ended September 30, 2015, the Company initiated eight Wholly Owned Properties under Development with a projected Total Investment of $323.1 million. During the nine months ended September 30, 2015, the Company initiated 12 Wholly Owned Properties under Development with a projected Total Investment of $357.3 million. As of September 30, 2015, the Company had 27 Wholly Owned Properties under Development with a projected Total Investment of $643.8 million.
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
Acquisitions/Dispositions
During the nine months ended September 30, 2015, an unconsolidated joint venture in which the Company held a 25% interest realized gross proceeds of $8.5 million for the sale of one property totaling 198,000 square feet. None of the unconsolidated joint ventures in which the Company held an interest acquired any operating properties or land parcels. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.

Development
During the three months ended September 30, 2015, a joint venture in which the Company held a 25% interest began development on one property, which is expected to comprise, upon completion, 614,000 square feet and is expected to represent a Total Investment of $40.3 million. During the nine months ended September 30, 2015, a joint venture in which the Company held a 25% interest began development on two properties, which are expected to comprise, upon completion, 825,000 square feet and are expected to represent a Total Investment of $54.8 million. As of September 30, 2015, joint ventures in which the Company held an interest had six properties under development which are expected to comprise, upon completion, 3.0 million square feet and are expected to represent a Total Investment of $1.0 billion.
The most significant of these properties under development is the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and a 222-room hotel and is expected to represent a Total Investment of approximately $932 million.
Properties in Operation
The composition of the Company’s Properties in Operation as of September 30, 2015 and 2014 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.55	$4.48	$6.04	$5.89	71,086	67,573	94.8%	93.7%
Industrial-Flex	$8.79	$8.72	$12.56	$12.37	8,450	9,038	92.8%	91.1%
Office	$16.51	$16.06	$25.70	$24.32	12,540	14,789	84.0%	86.3%
	$6.41	$6.65	$9.05	$9.31	92,076	91,400	93.2%	92.3%
JV Properties in Operation: (3)
Industrial-Distribution	$4.14	$4.06	$5.82	$5.69	9,877	9,872	97.1%	94.7%
Industrial-Flex	$26.49	$27.74	$25.20	$24.95	108	108	95.7%	93.5%
Office	$27.05	$25.72	$38.98	$36.38	4,114	4,114	85.3%	87.1%
	$10.41	$10.20	$14.79	$14.28	14,099	14,094	93.6%	92.4%
Properties in Operation:
Industrial-Distribution	$4.50	$4.43	$6.01	$5.87	80,963	77,445	95.1%	93.9%
Industrial-Flex	$9.02	$8.95	$12.73	$12.52	8,558	9,146	92.8%	91.1%
Office	$19.14	$18.18	$29.02	$26.96	16,654	18,903	84.4%	86.5%
	$6.94	$7.12	$9.81	$9.98	106,175	105,494	93.2%	92.3%

(1) Net rent represents the contractual rent per square foot at September 30, 2015 or 2014 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at September 30, 2015 or 2014 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 82 properties as of September 30, 2015 and 2014.

The table below details the vacancy activity during the nine months ended September 30, 2015:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2015	6,314,089	1,109,801	7,423,890
Completed development vacant space	407,283	—	407,283
Disposition vacant space	(318,662)	(197,894)	(516,556)
Expirations	16,954,029	1,631,027	18,585,056
Property structural changes/other	(1,513)	1,402	(111)
Leasing activity	(17,070,434)	(1,644,229)	(18,714,663)
Vacancy at September 30, 2015	6,284,792	900,107	7,184,899

Lease transaction costs per square foot (1)	$3.68	$4.28	$3.73
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the nine months ended September 30, 2015, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2015 with the results of operations of the Company for the three and nine months ended September 30, 2014. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2015 and 2014, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2015 to Three and Nine Months Ended September 30, 2014
Rental Revenue
Rental revenue was $145.0 million for the three months ended September 30, 2015 compared to $143.3 million for the same period in 2014. This increase of $1.7 million was primarily due to same store property rental revenue (increase of $2.6 million) and termination fees (increase of $1.7 million). These increases were partially offset by the net result of increased rental revenue related to acquisitions and completed development since July 1, 2014 and decreased rental revenue related to property dispositions for the same period.

Rental revenue was $441.0 million for the nine months ended September 30, 2015 compared to $421.6 million for the same period in 2014. This increase of $19.4 million was primarily due to same store property rental revenue (increase of $6.9 million) and termination fees (increase of $5.4 million). Also contributing to the increase was the net result of increased rental revenue from acquisitions and completed development since January 1, 2014 and decreased rental revenue from property dispositions for the same period.
Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is classified as discontinued operations, related termination fees are included in discontinued operations.
Operating Expense Reimbursement
Operating expense reimbursement was $54.0 million for the three months ended September 30, 2015 compared to $55.1 million for the same period in 2014. This decrease of $1.1 million was primarily due to an aggregate decrease of $1.3 million in rental property expense and real estate taxes. Occupancy results also impact these amounts as the ability to recover operating expenses corresponds to tenant occupancy. While average occupancy for the Company increased for the three months ended September 30, 2015 compared to the same period in 2014, average occupancy for suburban office properties decreased. Operating expenses for suburban office properties are historically higher than operating expenses for industrial properties.
Operating expense reimbursement was $168.4 million for the nine months ended September 30, 2015 compared to $167.3 million for the same period in 2014. This increase of $1.1 million was primarily due to the increase in average occupancy for the nine months ended September 30, 2015 compared to the same period in the prior year.
Rental Property Expense
Rental property expense was $31.5 million for the three months ended September 30, 2015 compared to $33.1 million for the same period in 2014. This decrease of $1.6 million was primarily due to the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from primarily industrial acquisition and completed development properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Rental property expense was $99.0 million for the nine months ended September 30, 2015 compared to $103.7 million for the same period in 2014. This decrease of $4.7 million was primarily due to the sale of suburban office and high finish flex properties partially offset by increases resulting from primarily industrial acquisition and completed development properties. The decrease was also due to higher weather-related expenses during the nine months ended September 30, 2014 and reductions in certain one-time expense items.
Real Estate Taxes
Real estate taxes were $26.0 million for the three months ended September 30, 2015 compared to $25.6 million for the same period in 2014. This increase of $0.4 million was primarily due to real estate taxes for the same store group of properties (increase of $0.9 million) partially offset by a net decrease in real estate taxes from acquisitions, completed development and dispositions.
Real estate taxes were $78.6 million for the nine months ended September 30, 2015 compared to $75.8 million for the same period in 2014. This increase of $2.8 million was primarily due to a net increase in real estate taxes for the same store group of properties (increase of $2.0 million) as well as a net increase in real estate taxes from acquisitions, completed development and dispositions.

Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 5 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Nine Months Ended		Percentage Increase (Decrease)
	September 30,				September 30,
	2015	2014			2015	2014
Carolinas	$7,795	$6,570	18.6%	(1)	$21,479	$18,006	19.3%	(1)
Chicago/Milwaukee	5,792	5,382	7.6%		18,660	15,518	20.2%	(2)
Houston	7,829	7,510	4.2%		22,739	21,794	4.3%
Lehigh/Central PA	24,289	21,634	12.3%	(2)	70,907	60,647	16.9%	(2)
Minnesota	4,461	6,575	(32.2%)	(3)	15,595	19,964	(21.9%)	(3)
Orlando	3,835	5,411	(29.1%)	(4)	11,091	16,257	(31.8%)	(4)
Philadelphia	7,898	6,736	17.3%	(1)	22,230	20,247	9.8%
Richmond/Hampton Roads	3,014	6,144	(50.9%)	(4)	15,538	18,118	(14.2%)	(4)
South Florida	7,012	6,647	5.5%		20,990	21,066	(0.4%)
Southeastern PA	20,887	20,516	1.8%		63,301	60,175	5.2%
Tampa	8,454	8,213	2.9%		25,780	25,142	2.5%
United Kingdom	2,619	2,468	6.1%		7,917	8,040	(1.5%)
Other	21,750	20,715	5.0%		66,138	61,614	7.3%
Total reportable segment net operating income	$125,635	$124,521	0.9%		$382,365	$366,588	4.3%

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in occupancy and an increase in average gross investment in operating real estate.

(3)	The decrease is primarily due to a decrease in occupancy and a decrease in average gross investment in operating real estate.

(4)	The decrease was primarily due to a decrease in average gross investment in operating real estate.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average occupancy %	93.9%	92.2%	93.6%	91.8%
Average rental rate - cash basis (1)	$6.54	$6.60	$6.55	$6.60
Average rental rate - straight line rent and operating expense reimbursement (2)	$9.27	$9.22	$9.23	$9.21

(1)
Represents the average contractual rent per square foot for the three and nine months ended September 30, 2015 or 2014 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent including operating expense recoveries per square foot for the three and nine months ended September 30, 2015 or 2014 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 613 properties totaling approximately 82.3 million square feet owned on January 1, 2014. Properties that were acquired, or on which development was completed, during the year ended December 31, 2014 and the nine months ended September 30, 2015 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 36 properties sold during the nine months ended September 30, 2015 and the 65 properties sold during 2014 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2015 and 2014. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Same Store:
Rental revenue	$130,406	$127,760	$389,683	$382,741
Operating expenses:
Rental property expense	29,981	29,469	91,634	93,622
Real estate taxes	23,348	22,411	69,715	67,761
Operating expense recovery	(50,506)	(48,904)	(153,500)	(150,593)
Unrecovered operating expenses	2,823	2,976	7,849	10,790
Property level operating income	127,583	124,784	381,834	371,951
Less straight line rent	2,960	1,713	9,234	5,816
Cash basis property level operating income	$124,623	$123,071	$372,600	$366,135
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$124,623	$123,071	$372,600	$366,135
Straight line rent	2,960	1,713	9,234	5,816
Property level operating income	127,583	124,784	381,834	371,951
Non-same store property level operating income - continuing operations	12,169	14,553	43,252	36,179
Termination fees - continuing operations	1,813	319	6,754	1,276
General and administrative expense	(15,573)	(14,748)	(51,428)	(48,077)
Depreciation and amortization expense	(55,718)	(58,578)	(171,347)	(173,184)
Impairment - real estate assets	—	—	(16,775)	—
Other income (expense)	(28,600)	(31,725)	(85,384)	(103,849)
Gain (loss) on property dispositions	53,467	(20)	56,987	1,878
Income taxes	(599)	(859)	(2,613)	(2,083)
Equity in (loss) earnings of unconsolidated joint ventures	(847)	1,592	805	7,297
Discontinued operations (1)	—	133	—	48,276
Net income	$93,695	$35,451	$162,085	$139,664

(1) Includes termination fees of $8,000 for the nine months ended September 30, 2014. There were no termination fees included in discontinued operations for the three months ended September 30, 2014.

General and Administrative
General and administrative expenses increased to $15.6 million for the three months ended September 30, 2015 compared to $14.7 million for the three months ended September 30, 2014 and increased to $51.4 million for the nine months ended September 30, 2015 compared to $48.1 million for the nine months ended September 30, 2014. These increases were primarily due to increases in performance-based compensation, severance costs and general and administrative costs related to the construction of the Comcast Innovation & Technology Center partially offset by reductions in acquisition-related expenses. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $55.7 million for the three months ended September 30, 2015 from $58.6 million for the three months ended September 30, 2014 and decreased to $171.3 million for the nine months ended September 30, 2015 from $173.2 million for the nine months ended September 30, 2014. These decreases were primarily due to a reduction in amortization of in-place lease intangibles.
Impairment - Real Estate Assets
Impairment - real estate assets increased to $16.8 million for the nine months ended September 30, 2015 compared to zero for the nine months ended September 30, 2014. This increase was due to impairments related to certain properties in the Company's Maryland and Richmond/Hampton Roads reportable segments. The properties related to the Richmond/Hampton Roads reportable segment were subsequently sold. There were no impairments to real estate assets for the three months ended September 30, 2015 or September 30, 2014.
Interest and Other Income
Interest and other income decreased to $5.0 million for the three months ended September 30, 2015 from $6.2 million for the three months ended September 30, 2014. This decrease was primarily related to a decrease in gains associated with a land development in the United Kingdom. Interest and other income increased to $17.9 million for the nine months ended September 30, 2015 from $11.8 million for the nine months ended September 30, 2014. This increase was primarily due to development fee income related to joint ventures for the Comcast Innovation and Technology Center and increases in gains associated with a land development in the United Kingdom.
Interest Expense
Interest expense decreased to $33.6 million for the three months ended September 30, 2015 from $38.0 million for the three months ended September 30, 2014 and decreased to $103.3 million for the nine months ended September 30, 2015 from $115.6 million for the nine months ended September 30, 2014.
The decrease for the three month periods was primarily due to a decrease in the average debt outstanding to $3,192.2 million for the three months ended September 30, 2015 compared to $3,206.7 million for the three months ended September 30, 2014 as well as a decrease in the weighted average interest rate to 4.6% for the three months ended September 30, 2015 compared to 4.9% for the three months ended September 30, 2014. The decrease was also due to an increase in capitalized interest, which was $4.6 million for the three months ended September 30, 2015 compared to $3.0 million for the same period in 2014.
The decrease for the nine month periods was primarily due to a decrease in the average debt outstanding to $3,142.2 million for the nine months ended September 30, 2015 compared to $3,235.8 million for the nine months ended September 30, 2014 as well as a decrease in the weighted average interest rate to 4.7% for the nine months ended September 30, 2015 compared to 5.0% for the nine months ended September 30, 2014. The decrease was also due to an increase in capitalized interest, which was $12.0 million for the nine months ended September 30, 2015 compared to $9.8 million for the same period in 2014. These changes were partially offset by the decrease in interest allocated to discontinued operations. There was no interest expense allocated to discontinued operations for the nine months ended September 30, 2015 compared to $557,000 for the nine months ended September 30, 2014.

Equity in (Loss) Earnings of Unconsolidated Joint Ventures
Equity in (loss) earnings of unconsolidated joint ventures decreased to a loss of $0.8 million for the three months ended September 30, 2015 compared to income of $1.6 million for the three months ended September 30, 2014 and decreased to income of $0.8 million for the nine months ended September 30, 2015 compared to income of $7.3 million for the nine months ended September 30, 2014. These decreases for the three and nine month periods were primarily due to impairment losses in an unconsolidated joint venture in the Company's Northern Virginia segment, the Company's share of which was $3.9 and $11.5 million for the three and nine months ended September 30, 2015, respectively. For the nine month periods this was partially offset by an increase in gains related to the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of such gains was $4.8 million for the nine months ended September 30, 2015 compared to $2.7 million for the nine months ended September 30, 2014.
Other
Gain on property dispositions increased to $53.5 million for the three months ended September 30, 2015 compared to zero for the three months ended September 30, 2014 and increased to $57.0 million for the nine months ended September 30, 2015 from $1.9 million for the nine months ended September 30, 2014. Income from discontinued operations was zero for the three and nine months ended September 30, 2015 compared to $133,000 and $48.3 million for the three and nine months ended September 30, 2014, respectively. Year over year changes primarily resulted from aggregate gains and losses on sales included in gain (loss) on property dispositions or discontinued operations which totaled gains of $53.5 million and $57.0 million for the three and nine months ended September 30, 2015 compared to a gains of $18,000 and $48.2 million for the three and nine months ended September 30, 2014, respectively.
As a result of the foregoing, the Company’s net income increased to $93.7 million for the three months ended September 30, 2015 from $35.5 million for the three months ended September 30, 2014 and increased to $162.1 million for the nine months ended September 30, 2015 from $139.7 million for the nine months ended September 30, 2014.
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
Activity
As of September 30, 2015, the Company had cash and cash equivalents of $63.6 million, including $14.9 million in restricted cash.
Net cash provided by operating activities increased to $299.7 million for the nine months ended September 30, 2015 from $250.3 million for the nine months ended September 30, 2014. This $49.4 million increase was primarily due to an increase in Same Store operating activities and an increase in net operating activities related to acquisitions, dispositions and completed development. In addition, termination fees for the nine months ended September 30, 2015 and 2014 were $6.8 million and $1.3 million, respectively. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $188.6 million for the nine months ended September 30, 2015 compared to $130.5 million for the nine months ended September 30, 2014. This $58.1 million change primarily resulted from a decrease in net proceeds from the disposition of properties and land associated with the close of the second settlement of a multi-market portfolio sale in 2014. This amount was partially offset by a decrease in the investment in development properties net of an increase in investment in land. Additionally, cash used to fund the Company's investment in the Comcast Innovation and Technology Center, an unconsolidated joint venture, has increased.
Net cash used in financing activities decreased to $130.2 million for the nine months ended September 30, 2015 compared to $243.4 million for the nine months ended September 30, 2014. This $113.2 million decrease in cash used was primarily due to net debt activity partially offset by common share repurchases during 2015. Financing activities include proceeds from the issuance of equity and debt, debt repayments, equity repurchases and distributions.

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
In August 2015, the Company used proceeds from its unsecured credit facility to prepay without penalty a $105.8 million 7.0% mortgage loan due February 2016.
In August and September 2015, the Company purchased an aggregate of 2,125,000 common shares of the Company for $65.5 million as part of a share repurchase plan.
The Company funds its development activities, including its obligations associated with its joint venture development activity, and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at September 30, 2015 was LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2015, the Company’s debt to gross assets ratio was 41.4% and for the nine months ended September 30, 2015, the fixed charge coverage ratio was 3.6x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions plus interest expense, depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) and impairment - real estate assets (including the Company's pro rata share of impairment - real estate assets related to unconsolidated joint ventures), divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of September 30, 2015, $372.7 million in mortgage loans and $2,608.3 million in unsecured notes were outstanding with a weighted average interest rate of 4.74%. The interest rates on $2,965.0 million of mortgage loans and unsecured notes are fixed (including $102.0 million fixed via a swap arrangement - see Note 13 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.9 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of September 30, 2015 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED AVERAGE INTEREST RATE
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	CREDIT FACILITY	TOTAL
2015	$3,353	$—	$16,000	$—	$19,353	3.71%
2016	11,768	76,518	299,739	—	388,025	5.83%
2017	10,916	2,349	296,180	—	309,445	6.56%
2018	8,730	27,051	99,982	300,000	435,763	2.94%
2019	8,825	50,043	—	—	58,868	4.00%
2020	4,280	67,361	349,586	—	421,227	4.83%
2021	2,716	65,008	—	—	67,724	4.06%
2022	2,211	—	399,478	—	401,689	4.13%
2023	2,319	—	299,787	—	302,106	3.39%
2024 and thereafter	27,266	1,946	847,555	—	876,767	4.13%
	$82,384	$290,276	$2,608,307	$300,000	$3,280,967	4.42%
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

NAREIT Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Reconciliation of net income to NAREIT FFO - basic:
Income available to common shareholders	$91,331	$34,423	$157,797	$135,572
Basic - income available to common shareholders	91,331	34,423	157,797	135,572
Basic - income available to common shareholders per weighted average share	$0.61	$0.23	$1.06	$0.92
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,881	3,334	8,891	9,966
Depreciation and amortization	55,322	58,114	170,100	171,730
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	3,885	—	11,316	(49)
Gain on property dispositions / impairment - real estate assets	(53,467)	(18)	(40,212)	(47,580)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(202)	(1,439)	(3,478)	(3,146)
NAREIT Funds from operations available to common shareholders – basic	$99,750	$94,414	$304,414	$266,493
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.67	$0.64	$2.05	$1.81
Reconciliation of net income to NAREIT FFO - diluted:
Income available to common shareholders	$91,331	$34,423	$157,797	$135,572
Diluted - income available to common shareholders	91,331	34,423	157,797	135,572
Diluted - income available to common shareholders per weighted average share	$0.61	$0.23	$1.06	$0.92
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,881	3,334	8,891	9,966
Depreciation and amortization	55,322	58,114	170,100	171,730
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	3,885	—	11,316	(49)
Gain on property dispositions / impairment - real estate assets	(53,467)	(18)	(40,212)	(47,580)
Noncontrolling interest less preferred share distributions	2,188	826	3,763	3,264
NAREIT Funds from operations available to common shareholders - diluted	$102,140	$96,679	$311,655	$272,903
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.67	$0.64	$2.04	$1.80
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	148,582	147,422	148,594	146,987
Dilutive shares for long term compensation plans	594	666	626	674
Diluted shares for net income calculations	149,176	148,088	149,220	147,661
Weighted average common units	3,539	3,554	3,540	3,554
Diluted shares for NAREIT Funds from operations calculations	152,715	151,642	152,760	151,215

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2015.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common shares for the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate dollar value of shares that may yet be purchased under the program
July 1-31	—	$—	—	$—
August 1-31	625,000	$31.15	625,000	$230,530,000
September 1-30	1,500,000	$30.63	1,500,000	$184,580,000
Total	2,125,000	$30.79	2,125,000	$184,580,000

Note: On August 7, 2015, the Company announced that its Board of Trustees had established a program to repurchase up to $250 million of its outstanding common shares. The program will expire August 6, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1*	Liberty Property Trust Senior Officer Severance Plan.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 4, 2015
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	November 4, 2015
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	November 4, 2015
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	November 4, 2015
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

10.1	Liberty Property Trust Senior Officer Severance Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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