Form 10-K
period 2015-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2016-02-26
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $4.7 billion, based upon the closing price of $32.22 on the New York Stock Exchange composite tape on June 30, 2015. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an "affiliate" for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 23, 2016: 146,212,454
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2016 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2015 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust,” mean Liberty Property Trust and its consolidated subsidiaries; and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2015. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Company previously issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units"). The outstanding Preferred Units of each series were exchangeable on a one-for-one basis after stated dates into a corresponding series of Cumulative Redeemable Preferred Shares of the Trust except for the Series I-2 Preferred Units, which are not convertible or exchangeable into any other securities. The Preferred Units, except for the Series I-2 Preferred Units, were redeemed during the year ended December 31, 2013. The ownership of the holders of Common and Preferred Units is reflected in the Trust's financial statements as “noncontrolling interest-operating partnership” both in mezzanine equity and as a component of total equity. The ownership of the holders of Common and Preferred Units not owned by the Trust is reflected in the Operating Partnership's financial statements as “limited partners' equity” both in mezzanine equity and as a component of total owners' equity.

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

----------
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions and dispositions (including related pro forma financial information), future capital expenditures, financing sources and availability, litigation and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the continued repositioning of the Company's portfolio, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a real estate investment trust (“REIT”) and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation and the potential adverse impact of market interest rates on the market price for the Company's securities. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"), which was founded in 1972. As of December 31, 2015, the Company owned and operated 482 industrial and 128 office properties (the "Wholly Owned Properties in Operation") totaling 89.7 million square feet. In addition, as of December 31, 2015, the Company owned 27 properties under development, which when completed are expected to comprise 6.8 million square feet (the "Wholly Owned Properties under Development") and 1,751 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2015, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 33 office properties totaling 14.0 million square feet (the "JV Properties in Operation" and, together with the Wholly Owned Properties in Operation, the "Properties in Operation"), six properties under development, which when completed are expected to comprise 3.0 million square feet and a 222-room Four Seasons Hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties"), and 402 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company's office Properties consist of metro-office buildings and multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. The Company’s strategy with respect to product and market selection generally favors industrial properties nationally and metro-office properties in markets with strong demographic and employment trends as well as certain urban characteristics such as population density and transportation access.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2015. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the "Common Shares"). As of December 31, 2015, the Common Units held by the limited partners were exchangeable for 3.5 million Common Shares. The ownership of the holders of Common Units is reflected on the Trust's financial statements as “noncontrolling interest- operating partnership” as a component of total equity. The ownership of the holders of Common Units not owned by the Trust is reflected on the Operating Partnership's financial statements as “limited partners' equity” as a component of total owners' equity.
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
Also posted on the Company's website is the Company's Code of Conduct, which applies to all of its employees and also serves as a code of ethics for its chief executive officer, chief financial officer and persons performing similar functions. The Company will send the Code of Conduct, free of charge, to anyone who requests a copy in writing from its Investor Relations Department at the address set forth on the cover of this filing. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to or waivers of the Code of Conduct by posting the required information in the Corporate Governance page in the Investors section of its website.
Management and Employees
As of February 25, 2016, the Company's 384 employees operated under the direction of 18 senior executives, who have been affiliated with the Company and the Predecessor for an average of 20 years. The Company and the Predecessor have developed and managed commercial real estate for the past 43 years. The Company maintains an in-house leasing and property management staff which the Company believes enables it to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. In certain circumstances the Company also engages and directs the activities of third party property managers and leasing agents.
Segments and Markets
At December 31, 2015, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

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
Business Objective and Strategies for Growth
The Company's business objective is to maximize long-term profitability for its shareholders by operating as a leader in commercial real estate through the ownership, management, development and acquisition of superior industrial and office properties. The Company intends to achieve this objective by owning and operating industrial properties nationally and owning and operating office properties in a focused group of office markets. The Company believes that pursuing this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, access to capital and the ability to attract and retain personnel. The Company also strives to provide an exceptional and positive tenant experience. The Company seeks to be an industry leader in high-performing sustainable buildings and to operate an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a high quality provider of two products: industrial (distribution and flex) and office. The Company's strategy with respect to product and market selection generally favors industrial and metro-office properties and markets with strong demographic and economic fundamentals. However, consistent with the Company's strategy and market opportunities, the Company may pursue industrial and office products other than those noted above.
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
High Performance Buildings
The Company is committed to the sustainable design, development and operation of its portfolio. The Company strives to create work environments that limit resource consumption, improve building performance and promote human health and productivity. The Company believes that sustainable, high performance buildings and environmentally responsible business practices are not only good for the environment, but that they also create value for the Company's tenants and shareholders.
The Company has set goals (1) to be an industry leader in sustainable real estate and high performance buildings; (2) to demonstrate improved performance year over year in energy and resource efficiency; and (3) to integrate sustainable business practices into its core business operations and decision making process.
The Company's efforts have included research, development, and deployment of sustainable building strategies and technologies, tenant education and outreach and education, and LEED accreditation for its development, property management and leasing staff.
The Company has utilized the U.S. Green Building Council's LEED rating system and the U.S. Department of Energy's ENERGY STAR system to drive energy efficiency and sustainable construction across its buildings and operations. As of 12/31/15, either directly or through equity interests in unconsolidated joint ventures, the Company owns or has under construction 84 LEED buildings and has one building in the United Kingdom constructed under the international BREEAM standards. The Company has 78 ENERGY STAR-certified buildings and has achieved a significant reduction of energy usage in the Properties in Operation.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.
Wholly Owned Properties
Development
The Company's development investment strategy focuses primarily on the development of high-quality industrial and office properties within its existing markets. When the Company's marketing efforts identify opportunities, the Company will consider pursuing such opportunities outside of the Company's established markets. The Company and its Predecessor have developed over 74 million square feet of commercial real estate during the past 43 years. The Company's development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2015, the Company completed five build-to-suit projects and 10 inventory projects totaling 2.7 million square feet and representing an aggregate Total Investment of $250.8 million. As of December 31, 2015, these completed development properties were 85.5% leased.
As of December 31, 2015, the Company had 27 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 6.8 million square feet and are expected to represent a Total Investment of $672.0 million. These Wholly Owned Properties under Development were 51.5% pre-leased as of December 31, 2015. The scheduled deliveries of the 6.8 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	SQUARE FEET				PERCENT LEASED	TOTAL
SCHEDULED IN-SERVICE DATE	IND-DIST.	IND-FLEX	OFFICE	TOTAL	DECEMBER 31, 2015	INVESTMENT
1st Quarter, 2016	433	76	207	716	59.9%	$96,008
2nd Quarter, 2016	539	—	157	696	47.0%	62,926
3rd Quarter, 2016	1,034	—	—	1,034	100.0%	93,527
4th Quarter, 2016	1,070	—	47	1,117	100.0%	116,485
1st Quarter, 2017	385	—	—	385	51.0%	27,442
2nd Quarter, 2017	804	—	92	896	11.8%	87,609
3rd Quarter, 2017	1,614	—	175	1,789	11.4%	157,169
4th Quarter, 2017	—	—	136	136	51.4%	30,797
TOTAL	5,879	76	814	6,769	51.5%	$671,963

“Total Investment” for a Property Under Development is defined as the sum of the land costs and the costs of land improvements, building and building improvements, lease transaction costs, and where appropriate, other development costs and carrying costs.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2015, the Company owned 1,751 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, approximately 24.5 million square feet of property. The Company's investment in land held for development as of December 31, 2015 was $337.0 million.
Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 142 acres of land located at the Navy Yard in Philadelphia. The Company estimates that these 142 acres would support, as and when developed, approximately 2.5 million square feet of property.
Through a development agreement with the city of Tempe, AZ, the Company has development rights for 25 acres of land. The Company estimates that these 25 acres would support, as and when developed, approximately 250,000 square feet of property.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent and available land for approximately 1.35 million square feet of commercial space of which approximately 1.0 million square feet had been built as of December 31, 2015. During 2014, the Company obtained planning consent for a further 635 homes at Kings Hill, taking the total consent to 3,486 homes of which 2,818 had been sold as of December 31, 2015.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategy. The Company executes its acquisition strategy by purchasing properties that the Company believes will create shareholder value over the long-term.
During the year ended December 31, 2015, the Company acquired five operating properties for an aggregate purchase price of $111.8 million. These properties contain 1.5 million square feet of leaseable space. The Company also acquired eight parcels of land totaling 759 acres for an aggregate purchase price of $108.6 million.

The Company disposes of properties and land held for development that no longer fit within the Company's strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2015, the Company sold 81 operating properties containing an aggregate of 5.7 million square feet as well as 23 acres of land for aggregate proceeds of $548.4 million.

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

As of December 31, 2015, the Company had investments in and advances to unconsolidated joint ventures totaling $218.5 million (see Note 7 to the Company's Consolidated Financial Statements).

Development
During the year ended December 31, 2015, none of the unconsolidated joint ventures in which the Company held an interest brought into service any development properties.
As of December 31, 2015, the Company had six JV Properties under Development, which are expected to comprise, upon completion, 4.0 million square feet and a 222-room Four Seasons Hotel and are expected to represent a Total Investment of $1.0 billion. These JV Properties under Development were 56.6% pre-leased as of December 31, 2015.

Included in these totals, joint ventures in which the Company held a 20% interest continued development on the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet of office space and a 222-room Four Seasons Hotel and is expected to represent a Total Investment by the joint ventures of $932 million.
As of December 31, 2015, unconsolidated joint ventures in which the Company held an interest owned 402 acres of land held for development and had an option for a leasehold interest in an additional five acres of land. Substantially all of the land held for development and the land related to the leasehold interest is zoned for commercial use and is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings and leasehold interest would support, as and when developed, approximately 5.8 million square feet of property.

Acquisitions/Dispositions
During the year ended December 31, 2015, none of the unconsolidated joint ventures in which the Company held an interest acquired any operating properties and an unconsolidated joint venture in which the Company held an interest acquired one parcel of land totaling 0.2 acres for $2.6 million. During the year ended December 31, 2015, joint ventures in which the Company held an interest realized proceeds of $13.5 million from the sale of two operating properties representing 278,000 square feet.

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
As previously reported, and as further summarized below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we undertook several significant transactions in recent years, and may undertake additional transactions in 2016, consistent with our strategy to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals.
While management believes that this strategy will be in the best long-term interests of the Company and its shareholders,  we cannot assure you that this strategy will produce the intended benefit, or when, if ever, those intended benefits will be achieved.   This strategy poses certain risks, including without limitation the following:

▪	for similar investment dollars, rental income from industrial properties is generally less in the short term than rental income generated from suburban office properties

▪	our expectation of increasing demand and increasing stability of value in the industrial sector and metro-office sector may not materialize

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
On June 30, 2014, the Company entered into two joint ventures with Comcast Corporation for the purpose of developing and owning the Comcast Innovation & Technology Center located in Philadelphia, Pennsylvania as part of a mixed-use development. The 59-story building will include 1.3 million square feet of leasable office space and a 222-room Four Seasons Hotel.   Projected costs for this development, exclusive of tenant-funded interior improvements, are anticipated to be approximately $932 million. The Company's investment in the project is expected to be approximately $186 million with 20% ownership interests in both joint ventures.   The two joint ventures have engaged the Company as the developer of the project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the project.   Comcast Corporation has entered into a lease for 100% of the office space in the building.
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
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $800 million credit facility and $2.6 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.
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
From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements might not perform, or that we could incur significant costs associated with the settlement of the agreements, or that the agreements might be unenforceable and the underlying transactions would fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.”
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
From time to time we invest in joint ventures in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. In instances where we lack a controlling interest, our partners may be in a position to require action that is contrary to our objectives. While we seek to negotiate the terms of these joint ventures in a way that secures our ability to act in our best interests, there can be no assurance that those terms will be sufficient to fully protect us against actions contrary to our interests. If the objectives of our partners are inconsistent with ours, we may not in every case be able to act exclusively in our interests.
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
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2016. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.

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

Certain trustees and officers of the Trust may not have the same interests as shareholders as to certain tax laws.
Certain trustees and officers of the Trust own Common Units. These units may be exchanged for our Common Shares. The trustees and officers who own those units and have not yet exchanged them for our Common Shares may suffer different and more adverse tax consequences than holders of our Common Shares suffer in certain situations:

▪	when certain of our Properties are sold

▪	when debt on those Properties is refinanced

▪	if we are involved in a tender offer or merger
Because these officers own units and face different consequences than shareholders do, the Trust and those trustees and officers may have different objectives as to these transactions than shareholders do.
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
Furthermore, changes in tax laws may affect the price of our securities. The current highest marginal ordinary income tax rate is 39.6% and the highest long-term capital gain rate is 20%.  Additionally, beginning in 2013, the dividends paid by the Trust to certain individuals are also subject to a separate 3.8% Medicare surtax, payable by the individual.  While we do not believe this additional surtax has had a material impact on our publicly traded securities, it is possible that investors may consider alternative investments when combining this surtax with the fact that our dividends are generally non-qualified and potentially already subject to the highest marginal tax rate of 39.6%.
The Protecting Americans from Tax Hikes Act (the “PATH Act"), enacted in December 2015, includes numerous provisions and law changes applicable to REITs with various effective dates beginning as early as 2016.  While we do not expect that this legislation will have any significant impact on our operations and financial results currently, we will continue to monitor as new regulatory guidance is issued, and can give no assurances that such guidance and/or additional new tax laws will not adversely affect the value of our publicly traded securities in the future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2015, consisted of 482 industrial and 128 office properties. Single tenants occupy 225 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 385 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2015, the industrial Wholly Owned Properties in Operation were 95.5% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 164,000 square feet. As of December 31, 2015, the office Wholly Owned Properties in Operation were 82.1% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 83,000 square feet.
The JV Properties in Operation, as of December 31, 2015, consisted of 48 industrial and 33 office properties. Single tenants occupy 25 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 56 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2015, the industrial JV Properties in Operation were 97.3% leased. The average building size for the industrial JV Properties in Operation was approximately 208,000 square feet. As of December 31, 2015, the office JV Properties in Operation were 81.6% leased. The average building size for the office JV Properties in Operation was approximately 122,000 square feet.

As of December 31, 2015, the industrial Properties in Operation were 95.7% leased. The average building size for the industrial Properties in Operation was approximately 168,000 square feet. As of December 31, 2015, the office Properties in Operation were 81.9% leased. The average building size for the office Properties in Operation was approximately 91,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company's Properties in Operation as of December 31, 2015 (in thousands, except percentages).

	Type			Net Rent(1)	Straight Line Rent and Operating Expense Reimbursement (2)	Square Feet	% Leased
Wholly Owned Properties in Operation
Carolinas	Industrial	-	Distribution	$28,960	$37,882	7,047	96.7%
		-	Flex	1,485	1,922	263	100.0%
	Office			—	—	—	—
	Total			30,445	39,804	7,310	96.9%

Chicago/Milwaukee	Industrial	-	Distribution	22,810	38,359	6,986	98.4%
		-	Flex	326	576	94	87.8%
	Office			—	—	—	—
	Total			23,136	38,935	7,080	98.2%

Houston	Industrial	-	Distribution	30,297	43,239	6,021	94.2%
		-	Flex	9,696	13,647	1,211	97.2%
	Office			—	—	—	—
	Total			39,993	56,886	7,232	94.7%

Lehigh/Central PA	Industrial	-	Distribution	102,005	125,800	22,048	99.4%
		-	Flex	2,400	3,267	336	100.0%
	Office			1,255	2,326	121	87.7%
	Total			105,660	131,393	22,505	99.4%

Minnesota	Industrial	-	Distribution	7,150	10,677	1,885	82.2%
		-	Flex	7,625	11,906	1,075	87.3%
	Office			11,606	22,284	1,675	58.5%
	Total			26,381	44,867	4,635	74.8%

Orlando	Industrial	-	Distribution	6,845	8,933	1,318	98.2%
		-	Flex	7,611	9,842	935	95.0%
	Office			1,490	1,752	98	100.0%
	Total			15,946	20,527	2,351	97.0%

Philadelphia	Industrial	-	Distribution	3,866	5,767	346	100.0%
		-	Flex	4,181	5,765	280	96.6%
	Office			19,420	27,504	669	100.0%
	Total			27,467	39,036	1,295	99.3%

Richmond/Hampton Roads	Industrial	-	Distribution	16,048	19,571	4,020	95.3%
		-	Flex	1,113	1,412	171	100.0%
	Office			—	—	—	—
	Total			17,161	20,983	4,191	95.5%

South Florida	Industrial	-	Distribution	13,389	18,070	1,942	99.6%
		-	Flex	3,103	4,715	389	92.7%
	Office			15,382	25,588	1,135	82.2%
	Total			31,874	48,373	3,466	93.1%

Southeastern PA	Industrial	-	Distribution	3,456	4,284	407	95.7%
		-	Flex	11,025	16,653	1,104	92.7%
	Office			51,678	77,735	3,758	81.3%
	Total			66,159	98,672	5,269	84.8%

Tampa	Industrial	-	Distribution	7,753	10,497	1,626	98.7%
		-	Flex	11,929	15,911	1,294	92.4%
	Office			15,575	26,676	1,217	93.6%
	Total			35,257	53,084	4,137	95.2%

United Kingdom	Industrial	-	Distribution	10,363	10,363	1,381	100.0%
		-	Flex	1,159	1,160	44	100.0%
	Office			2,360	2,351	90	92.4%
	Total			13,882	13,874	1,515	99.5%

Other	Industrial	-	Distribution	57,477	78,930	16,054	89.8%
		-	Flex	5,001	6,533	793	91.3%
	Office			30,554	43,801	1,885	88.9%
	Total			93,032	129,264	18,732	89.7%

TOTAL	Industrial	-	Distribution	310,419	412,372	71,081	95.7%
		-	Flex	66,654	93,309	7,989	93.6%
	Office			149,320	230,017	10,648	82.1%
	Total			526,393	735,698	89,718	93.9%

Joint Venture Properties in Operation (3)
	Industrial	-	Distribution	$39,145	$55,908	9,877	97.3%
		-	Flex	2,654	2,636	108	95.7%
	Office			90,332	127,067	4,033	81.6%
	Total			$132,131	$185,611	14,018	92.8%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant's square feet leased at December 31, 2015 for tenants in occupancy. As of December 31, 2015, average net rent per square foot for the Wholly Owned Properties in Operation was $6.25 and for the Joint Venture Properties in Operation was $10.16. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at December 31, 2015 was within a free rent period its rent would equal zero for the purposes of this metric.

(2)
Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot multiplied by the tenant's square feet leased at December 31, 2015 for tenants in occupancy. As of December 31, 2015, average straight line rent and operating expense reimbursement per square foot for the Wholly Owned Properties in Operation was $8.73 and for the Joint Venture Properties in Operation was $14.27.

(3)	Joint Venture Properties in Operation represent the 81 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring number of tenants, square feet and annual rent by year for the Properties in Operation as of December 31, 2015 are as follows (in thousands except number of tenants and % of annual rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent

Wholly Owned Properties in Operation:
2016	136	7,748	$36,995	10.5%	89	1,040	$8,164	11.0%	90	626	$9,623	5.4%	315	9,414	$54,782	9.1%
2017	162	11,693	55,122	15.6%	108	1,226	10,224	13.8%	70	1,285	22,016	12.4%	340	14,204	87,362	14.4%
2018	151	9,838	48,200	13.6%	78	981	8,561	11.6%	69	1,049	19,344	10.9%	298	11,868	76,105	12.6%
2019	97	8,047	41,106	11.6%	73	1,293	13,002	17.6%	68	1,236	25,566	14.5%	238	10,576	79,674	13.2%
2020	86	9,134	48,340	13.7%	56	840	8,429	11.4%	56	981	19,928	11.3%	198	10,955	76,697	12.7%
2021	39	3,916	20,469	5.8%	31	648	6,526	8.8%	30	544	9,847	5.6%	100	5,108	36,842	6.1%
2022	27	3,148	17,124	4.9%	25	793	9,341	12.6%	20	572	10,096	5.7%	72	4,513	36,561	6.1%
2023	14	1,325	7,524	2.1%	11	227	4,063	5.5%	12	460	9,915	5.6%	37	2,012	21,502	3.5%
2024	11	4,038	20,810	5.9%	8	109	985	1.3%	10	624	12,027	6.8%	29	4,771	33,822	5.6%
2025	14	2,662	14,222	4.0%	7	107	1,565	2.1%	6	118	2,257	1.3%	27	2,887	18,044	3.0%
Thereafter	26	6,481	43,024	12.3%	7	211	3,181	4.3%	24	1,246	36,345	20.5%	57	7,938	82,550	13.7%
Total	763	68,030	$352,936	100.0%	493	7,475	$74,041	100.0%	455	8,741	$176,964	100.0%	1,711	84,246	$603,941	100.0%

Joint Venture Properties in Operation:
2016	10	592	$2,279	5.2%	1	21	$531	20.0%	34	259	$6,127	5.9%	45	872	$8,937	5.9%
2017	13	1,223	5,409	12.2%	4	64	1,674	63.1%	30	307	6,976	6.8%	47	1,594	14,059	9.4%
2018	18	2,044	9,403	21.2%	3	16	388	14.6%	29	441	14,208	13.8%	50	2,501	23,999	16.0%
2019	7	804	4,170	9.4%	1	2	61	2.3%	34	434	10,750	10.4%	42	1,240	14,981	10.0%
2020	7	1,842	7,343	16.6%	—	—	—	—%	20	239	5,066	4.9%	27	2,081	12,409	8.3%
2021	4	582	2,664	6.0%	—	—	—	—%	15	210	5,999	5.8%	19	792	8,663	5.8%
2022	10	1,292	5,850	13.2%	—	—	—	—%	10	134	3,833	3.7%	20	1,426	9,683	6.4%
2023	2	477	2,699	6.1%	—	—	—	—%	6	1,193	47,416	46.0%	8	1,670	50,115	33.4%
2024	3	317	2,076	4.7%	—	—	—	—%	3	15	734	0.7%	6	332	2,810	1.9%
2025	—	—	—	—%	—	—	—	—%	2	22	1,092	1.1%	2	22	1,092	0.7%
Thereafter	2	438	2,388	5.4%	—	—	—	—%	4	37	939	0.9%	6	475	3,327	2.2%
Total	76	9,611	$44,281	100.0%	9	103	$2,654	100.0%	187	3,291	$103,140	100.0%	272	13,005	$150,075	100.0%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenants' square feet leased on the date of lease expiration for the tenants in occupancy on December 31, 2015. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes.

The table below highlights, for the Properties in Operation, the Company's top ten industrial tenants and top ten office tenants as of December 31, 2015. The table reflects, for the tenants in the JV Properties in Operation, the Company's ownership percentage of the respective joint venture.

Percentage of
Top 10 Industrial Tenants	Annual Rent
Amazon.com	1.7%
The Procter and Gamble Distributing LLC	1.3%
Home Depot U.S.A., Inc.	1.2%
Kellogg USA, Inc.	1.2%
Wakefern Food Corp.	1.1%
CEVA Logistics, U.S., Inc.	1.0%
Flowers Foods, Inc.	0.9%
Uline, Inc.	0.8%
The Clorox Company	0.8%
Ozburn Hessey Logistics, LLC	0.8%
10.8%

Percentage of
Top 10 Office Tenants	Annual Rent
The Vanguard Group, Inc.	3.9%
GlaxoSmithKline, LLC	2.1%
Comcast Corporation	1.4%
United States of America	1.4%
The Urban Institute	1.0%
United Healthcare Services, Inc.	0.9%
Comprehensive Health Management, Inc.	0.8%
Aetna Life Insurance Company	0.8%
The Pennsylvania Hospital	0.7%
Siemens	0.7%
13.7%
The table below details the vacancy activity during the year ended December 31, 2015:

	Year Ended
	December 31, 2015
	Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2015	6,314,089	1,109,801	7,423,890
Acquisitions	197,956	—	197,956
Completed development	416,739	—	416,739
Dispositions	(645,991)	(247,151)	(893,142)
Expirations	21,839,888	2,398,189	24,238,077
Property structural changes/other	(1,213)	837	(376)
Leasing activity	(22,648,722)	(2,248,637)	(24,897,359)
Vacancy at December 31, 2015	5,472,746	1,013,039	6,485,785

Lease transaction costs per square foot (1)	$3.56	$3.51	$3.55

(1)	Transaction costs include tenant improvement and lease transaction costs.

ITEM 3. LEGAL PROCEEDINGS
The Company was not a party to any material litigation as of December 31, 2015.

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

	High	Low	Dividends Declared Per Common Share
2015
Fourth Quarter	$35.06	$30.83	$0.475
Third Quarter	34.48	29.91	0.475
Second Quarter	36.75	32.22	0.475
First Quarter	41.42	34.54	0.475
2014
Fourth Quarter	$38.26	$32.77	$0.475
Third Quarter	38.39	33.26	0.475
Second Quarter	40.08	36.84	0.475
First Quarter	38.33	34.15	0.475
As of February 23, 2016, the Common Shares were held by 973 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
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

The following table provides information relating to the Company’s repurchase of common shares for the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate dollar value of shares that may yet be purchased under the program
October 1-31	—	$—	—	$184,580,000
November 1-30	29,712	$32.50	29,712	$183,614,395
December 1-31	167,082	$32.12	167,082	$178,247,717
Total	196,794	$32.18	196,794	$178,247,717

Note: On August 7, 2015, the Company announced that its Board of Trustees had established a program to repurchase up to $250 million of its outstanding common shares. The program will expire August 6, 2017.

The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2010 and ended December 31, 2015 with the cumulative total return on the Standard and Poor's 500 Stock Index ("S&P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Company's Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company's Common Shares on December 31, 2010, and assuming reinvestment of dividends in all cases.

NAREIT
S&P 500
Liberty Property Trust
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish the Company’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company or the Operating Partnership under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the five years ended December 31, 2015. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Total operating revenue	$808,773	$792,631	$645,930	$560,279	$533,699
Income from continuing operations	$244,446	$175,582	$97,755	$96,747	$104,645
Income from discontinued operations	—	$48,581	$121,839	$51,004	$106,065
Net income	$244,446	$224,163	$219,594	$147,751	$210,710
Basic income per common share/unit:
Income from continuing operations	$1.61	$1.16	$0.70	$0.75	$0.71
Income from discontinued operations	—	$0.32	$0.91	$0.43	$0.89
Income available to common shareholders/unitholders	$1.61	$1.48	$1.61	$1.18	$1.60
Diluted income per common share/unit:
Income from continuing operations	$1.60	$1.15	$0.70	$0.75	$0.70
Income from discontinued operations	—	$0.32	$0.90	$0.42	$0.89
Income available to common shareholders/unitholders	$1.60	$1.47	$1.60	$1.17	$1.59
Dividends paid per common share	$1.90	$1.90	$1.90	$1.90	$1.90
Trust - weighted average number of shares outstanding - basic (1)	148,243	147,216	130,180	116,863	114,755
Trust - weighted average number of shares outstanding - diluted (2)	148,843	147,886	130,909	117,694	115,503
Operating Partnership - weighted average number of units outstanding - basic (1)	151,783	150,770	133,858	120,623	118,624
Operating Partnership - weighted average number of units outstanding - diluted (2)	152,383	151,440	134,587	121,454	119,372

Balance Sheet Data	DECEMBER 31,
(In thousands)	2015	2014	2013	2012	2011
Net real estate	$5,865,562	$5,892,429	$5,652,922	$4,302,655	$3,917,240
Total assets	$6,557,629	$6,612,014	$6,759,062	$5,157,250	$4,973,170
Total indebtedness	$3,147,016	$3,149,873	$3,237,021	$2,636,677	$2,206,359
Liberty Property Trust shareholders' equity	$2,952,928	$3,027,672	$3,035,844	$2,091,012	$2,103,594
Owners' equity (Liberty Property Limited Partnership)	$3,009,947	$3,086,377	$3,096,179	$2,217,820	$2,459,756

Other Data	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Net cash provided by operating activities	$385,366	$336,484	$315,965	$317,166	$317,724
Net cash used in investing activities	$(89,660)	$(106,337)	$(1,197,914)	$(312,669)	$(56,223)
Net cash (used in) provided by financing activities	$(327,627)	$(321,901)	$1,005,766	$12,690	$(351,513)
NAREIT Funds from operations available to common shareholders - diluted (3)	$409,515	$375,370	$335,535	$312,992	$311,841
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	89,718	91,258	89,528	67,181	65,202
Total leaseable square footage of JV Properties in Operation at end of period (in thousands)	14,018	14,297	13,491	14,161	14,164
Wholly Owned Properties in Operation at end of period	610	669	712	582	597
JV Properties in Operation at end of period	81	83	79	96	96
Wholly Owned Properties in Operation percentage leased at end of period	94%	93%	91%	92%	92%
JV Properties in Operation percentage leased at end of period	93%	92%	92%	90%	89%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust) or Common Units (Liberty Property Limited Partnership) outstanding during the year.

(2)
Diluted weighted average number of shares includes the vested and unvested Common Shares (Liberty Property Trust) or Common Units (Liberty Property Limited Partnership) outstanding during the year as well as the dilutive effect of outstanding options.

(3)
The National Association of Real Estate Investment Trusts ("NAREIT") has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of NAREIT Funds from operations is helpful to investors and management as it is a measure of the Company's operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of NAREIT Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that NAREIT Funds from operations provides useful information to the investment community about the Company's financial performance when compared to other REITs since NAREIT Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. NAREIT Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property and impairment - real estate assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. NAREIT Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. A reconciliation of NAREIT Funds from operations to net income may be found in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
As of December 31, 2015, the Company owned and operated 482 industrial and 128 office properties (the “Wholly Owned Properties in Operation”) totaling 89.7 million square feet. In addition, as of December 31, 2015, the Company owned 27 properties under development, which when completed are expected to comprise 6.8 million square feet (the “Wholly Owned Properties under Development”) and 1,751 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2015, the Company had an ownership interest, through unconsolidated joint ventures, in 48 industrial and 33 office properties totaling 14.0 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), six properties under development, which when completed are expected to comprise 3.0 million square feet and a 222-room Four Seasons Hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 402 acres of developable land, substantially all of which is zoned for commercial use.

The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company's strategy with respect to product and market selection generally favors industrial and metro-office properties and markets with strong demographic and economic fundamentals.

The Company believes that long-term trends favor industrial properties and metro-office properties and markets with strong demographic and economic fundamentals.   The Company also believes that long-term trends indicate potential erosion in the value of suburban office properties.  Accordingly, the Company has increased its investment in industrial and metro-office properties and markets with strong demographic and economic fundamentals, and has decreased its investment in suburban office properties.  Furthermore, the Company expects to accelerate this strategy during 2016.   The short-term effect of these activities is a reduction in net cash from operating activities, as rental income related to the Company's industrial properties is less than that from the Company's suburban office properties, assuming similar amounts invested.  The Company anticipates that over time it will realize the benefits of these activities, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties.  The Company also anticipates that these activities will result in a gradual improvement in the average quality and geographic location of the Company’s properties, since the suburban office properties being sold are generally of lower quality and in less favorable locations than the industrial properties being acquired or developed.

The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the year ended December 31, 2015, straight line rents on renewal and replacement leases were on average 5.4% higher than rents on expiring leases. The Company's guidance for 2015 contemplated an increase of straight line rent on average of 2% to 3%. The Company's guidance for 2016 contemplates an increase of straight line rent on average of 1% to 4%. During the year ended December 31, 2015, the Company successfully leased 29.2 million square feet and, as of that date, attained occupancy of 93.9% for the Wholly Owned Properties in Operation and 92.8% for the JV Properties in Operation for a combined occupancy of 93.7% for the Properties in Operation. At December 31, 2014, occupancy for the Wholly Owned Properties in Operation was 93.1% and for the JV Properties in Operation was 92.2% for a combined occupancy for the Properties in Operation of 93.0%. The Company's guidance for 2016 contemplates an increase in average occupancy of 1% to 2%.

Wholly Owned Capital Activity
Acquisitions
During the year ended December 31, 2015, the Company acquired five operating properties for an aggregate purchase price of $111.8 million. These properties contain 1.5 million square feet of leaseable space and were 60.2% leased as of December 31, 2015. The Company also acquired eight parcels of land totaling 759 acres for an aggregate purchase price of $108.6 million.

Dispositions
During the year ended December 31, 2015, the Company realized proceeds of $548.4 million from the sale of 81 operating properties representing 5.7 million square feet and 23 acres of land. Included in these dispositions are 22 properties and 3.1 acres of land that the Company sold for $110.3 million to a firm in which the brother of David L. Lingerfelt, a member of the Company's Board of Trustees, holds an equity interest. The price was determined after these properties were directly marketed to a select group of private equity investors with guidance as to the Company's valuation considerations. Mr. Lingerfelt does not have an ownership interest in the firm in which his brother holds an interest and was excluded from the Company's board deliberations pertaining to this sale.

Development
During the year ended December 31, 2015, the Company brought into service 15 Wholly Owned Properties under Development representing 2.7 million square feet and a Total Investment of $250.8 million. As of December 31, 2015, the Company had 27 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 6.8 million square feet and are expected to represent a Total Investment of $672.0 million. These Wholly Owned Properties under Development were 51.5% pre-leased as of December 31, 2015.

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
Acquisitions/Dispositions
During the year ended December 31, 2015, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties and an unconsolidated joint venture in which the Company held an interest acquired a 0.2 acre parcel of land for $2.6 million. During the year ended December 31, 2015, joint ventures in which the Company held a 25% interest realized proceeds of $13.5 million from the sale of two operating properties representing 278,000 square feet. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the year ended December 31, 2015, none of the unconsolidated joint ventures in which the Company held an interest brought into service any development properties.
As of December 31, 2015, the Company had six JV Properties under Development, which are expected to comprise, upon completion, 4.0 million square feet and a 222-room Four Seasons Hotel and are expected to represent a Total Investment by the joint ventures of $1.0 billion. These JV Properties under Development were 56.6% pre-leased as of December 31, 2015.

Included in these totals, joint ventures in which the Company held a 20% interest continued development on the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet of office space and a 222-room Four Seasons Hotel and is expected to represent a Total Investment by the joint ventures of $932 million. See Note 7 to the Company's Consolidated Financial Statements included in this report.
Forward-Looking Statements
When used throughout this report, the words "believes," "anticipates," "estimates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company's ability to continue to implement its plans for repositioning the portfolio; the Company's ability to identify, and enter into agreements with, suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company's ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described from time to time in the Company's filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
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
Capitalized Costs
Acquisition costs related to the purchase of vacant operating properties and land are capitalized and included in net real estate.  Acquisition costs related to the purchase of operating properties with in-place tenants are expensed as incurred. Acquisition-related expenses related to the Cabot Acquisition (see Note 20 to the Company's Consolidated Financial Statements) for the year ended December 31, 2013 were $7.6 million. In addition, the Company incurred $2.6 million in acquisition expenses related to other acquisitions for the year ended December 31, 2013. Acquisition-related expenses for the years ended December 31, 2015 and 2014 were $365,000 and $673,000, respectively.
Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to the development of property for the years ended December 31, 2015, 2014 and 2013 was $5.5 million, $5.1 million and $3.3 million, respectively.
Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to signed leases is capitalized and amortized as a deferred leasing cost. The total of this capitalized compensation was $4.6 million, $3.9 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Capitalized interest for the years ended December 31, 2015, 2014 and 2013 was $16.7 million, $13.2 million and $9.6 million, respectively.
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

Allowance for Doubtful Accounts
The Company continually monitors the liquidity and creditworthiness of its tenants. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2015 and 2014, the Company's allowance for doubtful accounts totaled $6.9 million and $7.4 million, respectively. The Company had bad debt expense of $2.0 million, $1.7 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates and holding periods. For these assumptions, the Company considers its experience and historical performance in the various markets and data provided by market research organizations. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. The Company estimates fair value based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2015, 2014 and 2013, the Company recognized impairment losses of $18.2 million, $0.1 million and $1.1 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows.
Intangibles
The Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company's estimate of the market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. Such amounts are also included in origination costs. The amounts allocated to the intangible relating to in-place leases, which are included in deferred financing and leasing costs or in other liabilities in the accompanying consolidated balance sheets, are amortized to rental income for market rental rate intangibles and to depreciation and amortization for origination costs on a straight line basis over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is written off.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.
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
During the year ended December 31, 2015 the Company concluded that certain of the properties owned by the Liberty Washington, LP joint venture were impaired and the joint venture recorded an impairment charge. The Company's share of this impairment charge was $11.5 million and is reflected in equity in earnings of unconsolidated joint ventures in the Company's 2015 consolidated statement of comprehensive income.
During the year ended December 31, 2014, the Company concluded that certain of the properties owned by the Liberty Washington, LP joint venture were impaired and the joint venture recorded an impairment charge of $172.7 million. The Company was not required to record its share of this impairment charge through equity in earnings of unconsolidated joint ventures as this amount was previously recognized through an other-than-temporary impairment charge related to this joint venture that was recorded in 2009.

During the year ended December 31, 2013 the Kings Hill Unit Trust joint venture recorded an impairment charge. The Company's share of this impairment charge was $0.8 million and is reflected in equity in earnings of unconsolidated joint ventures in the Company's 2013 consolidated statement of comprehensive income.
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
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2015 with the results of operations of the Company for the year ended December 31, 2014, and the results of operations of the Company for the year ended December 31, 2014 with the results of operations of the Company for the year ended December 31, 2013. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2015, 2014 and 2013, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Rental Revenue
Rental revenue was $584.2 million for the year ended December 31, 2015 compared to $568.3 million for the same period in 2014. This increase of $15.9 million was primarily due to Same Store (as defined below) property rental revenue (increase of $8.7 million) and termination fees (increase of $3.3 million). These increases reflect the net result of increased rental revenue related to acquisitions and completed development since January 1, 2014 and decreased rental revenue related to property dispositions for the same period.
Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is classified as discontinued operations, related termination fees are included in discontinued operations.
Operating Expense Reimbursement
Operating expense reimbursement was $224.6 million for the year ended December 31, 2015 compared to $224.3 million for the same period in 2014. This increase of $0.3 million was primarily due to the increase in average occupancy for the year ended December 31, 2015 compared to the year ended December 31, 2014. Occupancy results impact these amounts as the ability to recover operating expenses corresponds to tenant occupancy. This increase was partially offset by an aggregate decrease of $1.8 million in rental property expense and real estate taxes.

Rental Property Expense
Rental property expense was $132.7 million for the year ended December 31, 2015 compared to $138.1 million for the same period in 2014. This decrease of $5.4 million was primarily due to the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from primarily industrial acquisition and completed development properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes
Real estate taxes were $105.4 million for the year ended December 31, 2015 compared to $101.8 million for the same period in 2014. This increase of $3.6 million was primarily due to an increase in real estate taxes for the Same Store group of properties ($3.5 million).
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 18 to the Company’s Consolidated Financial Statements for a reconciliation of this measure to net income). Net operating income includes operating revenue from external customers, rental property expense, real estate taxes, amortization of lease transaction costs and other operating expenses which relate directly to the management and operation of the assets within each reportable segment. The following table identifies changes in reportable segment net operating income (dollars in thousands):
Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2015	2014

Carolinas	$28,594	$24,578	16.3%	(1)
Chicago/Milwaukee	24,851	20,856	19.2%	(2)
Houston	31,159	29,134	7.0%
Lehigh/Central PA	94,972	82,050	15.7%	(2)
Minnesota	20,112	26,464	(24.0%)	(3)
Orlando	14,842	21,472	(30.9%)	(4)
Philadelphia	29,679	26,722	11.1%	(1)
Richmond/Hampton Roads	19,255	24,357	(20.9%)	(4)
South Florida	28,308	27,947	1.3%
Southeastern PA	80,458	81,183	(0.9%)
Tampa	34,133	33,776	1.1%
United Kingdom	10,486	10,704	(2.0%)
Other	87,925	83,991	4.7%
Total reportable segment net operating income	$504,774	$493,234	2.3%

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in occupancy and an increase in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in occupancy and a decrease in average gross investment in operating real estate.

(4)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

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

	Year Ended
	December 31,
	2015	2014
Average occupancy %	94.0%	92.3%
Average rental rate - cash basis (1)	$6.42	$6.47
Average rental rate - straight line basis (2)	$8.96	$8.95

(1)
Represents the average contractual rent per square foot for the year ended December 31, 2015 or 2014 for tenants in occupancy in the Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)	Represents the average straight line rent and operating expense reimbursement per square foot for the year ended December 31, 2015 or 2014 for tenants in occupancy in the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 571 properties totaling approximately 79.0 million square feet owned on January 1, 2014. Properties that were acquired, or on which development was completed, during the years ended December 31, 2015 and 2014 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 81 properties sold during the year ended December 31, 2015 and the 65 properties sold during 2014 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2015 and 2014. Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2015	December 31, 2014
Same Store:
Rental revenue	$491,838	$483,165
Operating expenses:
Rental property expense	111,010	111,857
Real estate taxes	88,827	85,323
Operating expense recovery	(189,831)	(184,452)
Unrecovered operating expenses	10,006	12,728
Property level operating income	481,832	470,437
Less straight line rent	11,192	7,357
Cash basis property level operating income	$470,640	$463,080
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$470,640	$463,080
Straight line rent	11,192	7,357
Property level operating income	481,832	470,437
Non-same store property level operating income - continuing operations	81,866	78,608
Termination fees - continuing operations	6,963	3,648
General and administrative expense	(68,710)	(63,327)
Depreciation and amortization expense	(226,575)	(231,943)
Impairment - real estate assets	(18,244)	(117)
Other income (expense)	(112,916)	(134,218)
Gain on property dispositions	100,314	45,147
Income taxes	(3,233)	(2,967)
Equity in earnings of unconsolidated joint ventures	3,149	10,314
Discontinued operations (1)	—	48,581
Net income	$244,446	$224,163

(1)Includes termination fees of $8,000 for the year ended December 31, 2014.
General and Administrative
General and administrative expenses increased to $68.7 million for the year ended December 31, 2015 compared to $63.3 million for the year ended December 31, 2014. This increase was primarily due to increases in performance-based compensation and general and administrative costs related to the construction of the Comcast Innovation & Technology Center. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $226.6 million for the year ended December 31, 2015 from $231.9 million for the year ended December 31, 2014. This decrease was primarily due to a reduction in amortization of in-place lease intangibles.
Impairment - Real Estate Assets
Impairment - real estate assets increased to $18.2 million for the year ended December 31, 2015 compared to $117,000 for the year ended December 31, 2014. This increase was due to impairments related to certain properties in the Company's Maryland, Richmond/Hampton Roads and Cincinnati/Columbus/Indianapolis reportable segments. The properties related to the Richmond/Hampton Roads reportable segment were subsequently sold.

Interest Expense
Interest expense decreased to $135.8 million for the year ended December 31, 2015 from $151.9 million for the year ended December 31, 2014. This decrease was due to the decrease in the average debt outstanding to $3,202.3 million for the year ended December 31, 2015 from $3,233.1 million for the year ended December 31, 2014 as well as a decrease in the weighted average interest rate to 4.6% for the year ended December 31, 2015 from 5.0% for the year ended December 31, 2014. The decrease was also due to an increase in interest capitalized to $16.7 million for the year ended December 31, 2015 compared to $13.2 million for the year ended December 31, 2014.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased to $3.1 million for the year ended December 31, 2015 compared to $10.3 million for the year ended December 31, 2014. This decrease was primarily due to impairment losses in an unconsolidated joint venture in the Company's Northern Virginia segment, the Company's share of which was $11.5 million for the year ended December 31, 2015. There were no similar impairment losses in 2014.
Other
Gain on property dispositions increased to $100.3 million for the year ended December 31, 2015 from $45.1 million for the year ended December 31, 2014. Income from discontinued operations decreased to zero for the year ended December 31, 2015 from $48.6 million for the year ended December 31, 2014. Year over year changes primarily resulted from aggregate gains on sales for 2015 and 2014 included in gain on property dispositions or discontinued operations which totaled $100.3 million for the year ended December 31, 2015 compared to $91.8 million for the year ended December 31, 2014.
As a result of the foregoing, the Company’s net income increased to $244.4 million for the year ended December 31, 2015 from $224.2 million for the year ended December 31, 2014.
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2014 increased to $6,441.2 million from $4,892.1 million for the year ended December 31, 2013. This increase in operating real estate was primarily due to the Cabot Acquisition (see Note 20 to the Company's Consolidated Financial Statements), which contributed to the Company's results for a full year in 2014 and a partial year in 2013. This increase resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization.  Rental property operating expenses include utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
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

Same Store
Property level operating income, exclusive of Termination Fees, for the Prior Year Same Store properties decreased to $391.0 million for the year ended December 31, 2014 from $394.9 million for the year ended December 31, 2013, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $387.6 million for the year ended December 31, 2014 from $391.3 million for the year ended December 31, 2013 on a cash basis. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
The Prior Year Same Store results were affected by a decrease in occupancy, partially offset by increases in cash and straight line rental rates. The following details the Same Store occupancy and rental rates for the respective periods:

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
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 472 properties totaling approximately 58.6 million square feet owned on January 1, 2013. Acquisitions and completed development during the years ended December 31, 2013 and 2014 are excluded from the Prior Year Same Store properties.  Properties obtained through acquisition and completed development are included in Prior Year Same Store when they have been purchased in the case of acquisitions, and are stabilized in the case of completed development, prior to the beginning of the earliest year presented in the comparison.  The 65 properties sold during 2014 and the 58 properties sold during 2013 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2014 and 2013. Prior Year Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Prior Year Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2014	December 31, 2013
Prior Year Same Store:
Rental revenue	$399,118	$399,726
Operating expenses:
Rental property expense	112,440	106,024
Real estate taxes	69,514	67,800
Operating expense recovery	(173,857)	(168,963)
Unrecovered operating expenses	8,097	4,861
Property level operating income	391,021	394,865
Less straight line rent	3,455	3,557
Cash basis property level operating income	$387,566	$391,308
Reconciliation of non-GAAP financial measure – Prior Year Same Store:
Cash basis property level operating income	$387,566	$391,308
Straight line rent	3,455	3,557
Property level operating income	391,021	394,865
Non-prior year same store property level operating income - continuing operations	158,024	55,030
Termination fees - continuing operations	3,648	1,500
General and administrative expense	(63,327)	(74,564)
Depreciation and amortization expense	(231,943)	(173,784)
Impairment - real estate assets	(117)	(248)
Other income (expense)	(134,218)	(108,312)
Gain on property dispositions	45,147	—
Income taxes	(2,967)	(2,799)
Equity in earnings of unconsolidated joint ventures	10,314	6,067
Discontinued operations (1)	48,581	121,839
Net income	$224,163	$219,594

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
Other
Gain on property dispositions increased to $45.1 million for the year ended December 31, 2014 from zero for the year ended December 31, 2013. Income from discontinued operations decreased to $48.6 million for the year ended December 31, 2014 from $121.8 million for the year ended December 31, 2013. Year over year changes primarily resulted from aggregate gains on sales for 2014 and 2013 included in gain on property dispositions or discontinued operations which totaled $91.8 million for the year ended December 31, 2014 compared to $95.4 million for the year ended December 31, 2013.
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

Activity
As of December 31, 2015, the Company had cash and cash equivalents of $44.4 million, including $9.0 million in restricted cash.

Net cash provided by operating activities increased to $385.4 million for the year ended December 31, 2015 from $336.5 million for the year ended December 31, 2014. This $48.9 million increase was primarily due to an increase in cash from operating activities including the performance of the Same Store portfolio along with the net increased operating results for completed development properties, all net of operating results from sales properties, during the respective periods. Net cash flow provided by operating activities is the primary source of liquidity to fund dividends to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $89.7 million for the year ended December 31, 2015 compared to $106.3 million for the year ended December 31, 2014. This $16.6 million decrease was primarily due to a reduction in cash used for development expenditures partially offset by an increase in cash expended for land acquisitions.
Net cash used in financing activities was $327.6 million for the year ended December 31, 2015 compared to $321.9 million for the year ended December 31, 2014. This $5.7 million increase was primarily due to share repurchases made in 2015 along with a reduction in share issuances net of debt activity. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.

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
In August 2015, the Company used proceeds from its unsecured credit facility to prepay in full without penalty a $105.8 million 7.0% mortgage loan due February 2016.
In December 2015, the Company used proceeds from its unsecured credit facility to prepay in full without penalty a $59.7 million 7.5% mortgage loan due March 2016 and to satisfy $16.0 million in unsecured notes bearing interest at 3.4% due December 2015.
During the year ended December 31, 2015, the Company purchased an aggregate of 2.3 million common shares of the Company for $71.8 million as part of a share repurchase plan.

The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2015, a portion of these activities were funded through the Credit Facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2015, the Company’s debt to gross assets ratio was 40.8% and for the year ended December 31, 2015, the fixed charge coverage ratio was 3.6x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions plus interest expense, depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) and impairment - real estate assets (including the Company's pro rata share of impairment - real estate assets related to unconsolidated joint ventures), divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2015, $299.4 million (including $101.4 million fixed via a swap arrangement - see Note 21 to the Company's Consolidated Financial Statements) in mortgage loans and $2,596.5 million in unsecured notes were outstanding with a weighted average interest rate of 4.7%. The interest rates on $2,896.0 million of mortgage loans and unsecured notes are fixed (including those fixed via swap agreements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.

 The Company's contractual obligations, as of December 31, 2015, were as follows (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN
Contractual Obligations (2)	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt (1)	$3,873,705	$468,267	$914,141	$648,049	$1,843,248
Land purchase obligations	31,888	31,888	—	—	—
Operating lease obligations	15,180	1,972	3,050	2,318	7,840
Share of debt of unconsolidated joint ventures (1)	305,162	64,332	114,739	38,966	87,125
Tenant contractual obligations	53,481	53,481	—	—	—
Share of tenant contractual obligations of unconsolidated joint ventures	1,047	1,047	—	—	—
Letter of credit	5,931	3,946	1,985	—	—
Share of letter of credit of unconsolidated joint ventures	1,250	1,250	—	—	—
Tenant improvement and leasing commissions for sold properties	4,000	4,000	—	—	—
Land improvement and renovation commitments	42,026	42,026	—	—	—
Development in progress	294,641	263,664	30,977	—	—
Share of development in progress of unconsolidated joint ventures	126,326	81,835	44,491	—	—
Total	$4,754,637	$1,017,708	$1,109,383	$689,333	$1,938,213

(1)	Includes principal and interest payments. Interest payments assume Credit Facility borrowings and interest rates remain at the December 31, 2015 level until maturity.

(2)
The Company is contractually committed to build a minimum of 60,000 square feet of building space every two years at the Navy Yard Corporate Center in Philadelphia, with certain rights to defer these biennial requirements.  The failure by the Company to meet these milestones could result in the loss of the Company’s exclusive development rights with respect to the Navy Yard Corporate Center.

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

The Company's annual Common Share dividend paid was $1.90 per share in 2015, 2014 and 2013.

The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.

Off-Balance Sheet Arrangements
As of December 31, 2015, the Company had investments in and advances to unconsolidated joint ventures totaling $218.5 million(see Note 7 to the Company's Consolidated Financial Statements included in this report).
Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for NAREIT Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of NAREIT Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from operating property dispositions. As a result, year over year comparison of NAREIT Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that NAREIT Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since NAREIT Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. NAREIT Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property and impairment - real estate assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. NAREIT Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.

NAREIT Funds from operations (“FFO”) available to common shareholders for the year ended December 31, 2015, 2014, and 2013 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - basic:
Net income available to common shareholders	$238,039	$217,910	$209,738
Basic - income available to common shareholders	238,039	217,910	209,738
Basic - income available to common shareholders per weighted average share	$1.61	$1.48	$1.61
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	11,638	13,332	13,152
Depreciation and amortization	224,917	230,014	201,731
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	11,305	(49)	502
Gain on property dispositions / impairment - real estate assets	(82,070)	(91,071)	(95,436)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(3,845)	(3,570)	(3,171)
NAREIT Funds from operations available to common shareholders – basic	$399,984	$366,566	$326,516
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$2.70	$2.49	$2.51
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - diluted:
Net income available to common shareholders	$238,039	$217,910	$209,738
Diluted - income available to common shareholders	238,039	217,910	209,738
Diluted - income available to common shareholders per weighted average share	$1.60	$1.47	$1.60
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	11,638	13,332	13,152
Depreciation and amortization	224,917	230,014	201,731
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	11,305	(49)	502
Gain on property dispositions / impairment - real estate assets	(82,070)	(91,071)	(95,436)
Noncontrolling interest less preferred share distributions	5,686	5,234	5,848
NAREIT Funds from operations available to common shareholders - diluted	$409,515	$375,370	$335,535
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$2.69	$2.48	$2.49
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	148,243	147,216	130,180
Dilutive shares for long term compensation plans	600	670	729
Diluted shares for net income calculations	148,843	147,886	130,909
Weighted average common units	3,540	3,554	3,678
Diluted shares for NAREIT Funds from operations calculations	152,383	151,440	134,587

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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2015 for comparable loans, is greater than the aggregate carrying value by approximately $34.7 million at December 31, 2015.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2015, the Company's interest expense would have increased or decreased by $2.0 million. If the interest rate for the fixed rate debt maturing in 2016 was 100 basis points higher or lower than its current rate of 5.5%, the Company's interest expense would have increased or decreased by $2.8 million.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2015, the Trust's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust

We have audited Liberty Property Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of Liberty Property Trust and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust

We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed, in Note 19 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2016

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2015, the Operating Partnership's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership

We have audited Liberty Property Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, owners' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Liberty Property Limited Partnership and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2016

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership

We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 26, 2016

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	December 31,
	2015	2014
ASSETS
Real estate:
Land and land improvements	$1,184,927	$1,188,774
Building and improvements	5,131,648	5,339,314
Less accumulated depreciation	(1,148,928)	(1,182,129)
Operating real estate	5,167,647	5,345,959
Development in progress	360,948	277,411
Land held for development	336,967	269,059
Net real estate	5,865,562	5,892,429
Cash and cash equivalents	35,353	69,346
Restricted cash	9,018	20,325
Accounts receivable, net	14,343	15,481
Deferred rent receivable, net	118,787	107,909
Deferred financing and leasing costs, net	192,109	192,764
Investments in and advances to unconsolidated joint ventures	218,454	208,832
Assets held for sale	4,954	13,529
Prepaid expenses and other assets	99,049	91,399
Total assets	$6,557,629	$6,612,014
LIABILITIES
Mortgage loans, net	$307,908	$484,852
Unsecured notes, net	2,580,108	2,498,021
Credit facility	259,000	167,000
Accounts payable	51,382	52,043
Accrued interest	26,154	24,513
Dividend and distributions payable	71,787	72,253
Other liabilities	243,806	219,418
Total liabilities	3,540,145	3,518,100
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of December 31, 2015 and December 31, 2014	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,577,984 and 148,557,270 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	148	149
Additional paid-in capital	3,669,627	3,688,644
Accumulated other comprehensive loss	(17,893)	(6,252)
Distributions in excess of net income	(698,954)	(654,869)
Total Liberty Property Trust shareholders’ equity	2,952,928	3,027,672
Noncontrolling interest – operating partnership
3,539,075 and 3,553,566 common units outstanding as of December 31, 2015 and December 31, 2014, respectively	53,100	54,786
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total equity	3,009,947	3,086,377
Total liabilities, noncontrolling interest - operating partnership and equity	$6,557,629	$6,612,014

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
OPERATING REVENUE
Rental	$584,165	$568,346	$458,081
Operating expense reimbursement	224,608	224,285	187,849
Total operating revenue	808,773	792,631	645,930
OPERATING EXPENSE
Rental property	132,702	138,124	114,617
Real estate taxes	105,410	101,814	79,918
General and administrative	68,710	63,327	74,564
Depreciation and amortization	226,575	231,943	173,784
Impairment - real estate assets	18,244	117	248
Total operating expense	551,641	535,325	443,131
Operating income	257,132	257,306	202,799
OTHER INCOME (EXPENSE)
Interest and other income	22,863	17,669	18,803
Interest expense	(135,779)	(151,887)	(127,115)
Total other income (expense)	(112,916)	(134,218)	(108,312)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	144,216	123,088	94,487
Gain on property dispositions	100,314	45,147	—
Income taxes	(3,233)	(2,967)	(2,799)
Equity in earnings of unconsolidated joint ventures	3,149	10,314	6,067
Income from continuing operations	244,446	175,582	97,755
Discontinued operations (including net gain on property dispositions of $46,631 and $95,384 for the years ended December 31, 2014 and 2013, respectively)	—	48,581	121,839
Net income	244,446	224,163	219,594
Noncontrolling interest – operating partnership	(6,158)	(5,706)	(9,203)
Noncontrolling interest – consolidated joint ventures	(249)	(547)	(653)
Income available to common shareholders	$238,039	$217,910	$209,738

Net income	$244,446	$224,163	$219,594
Other comprehensive (loss) income - foreign currency translation	(11,433)	(14,415)	5,397
Other comprehensive (loss) income - derivative instruments	(488)	(1,961)	1,584
Other comprehensive (loss) income	(11,921)	(16,376)	6,981
Total comprehensive income	232,525	207,787	226,575
Less: comprehensive income attributable to noncontrolling interest	(6,127)	(5,870)	(9,995)
Comprehensive income attributable to common shareholders	$226,398	$201,917	$216,580
Earnings per common share
Basic:
Income from continuing operations	$1.61	$1.16	$0.70
Income from discontinued operations	—	0.32	0.91
Income per common share – basic	$1.61	$1.48	$1.61
Diluted:
Income from continuing operations	$1.60	$1.15	$0.70
Income from discontinued operations	—	0.32	0.90
Income per common share – diluted	$1.60	$1.47	$1.60
Weighted average number of common shares outstanding
Basic	148,243	147,216	130,180
Diluted	148,843	147,886	130,909
Amounts attributable to common shareholders
Income from continuing operations	$238,039	$170,471	$91,274
Discontinued operations	—	47,439	118,464
Net income available to common shareholders	$238,039	$217,910	$209,738

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP - COMMON	NONCONTROL-LING INTEREST - OPERATING PARTNERSHIP - PREFERRED	NONCONTROL-LING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2013 (1)	118,470,867	$118	$2,635,751	$2,900	$(547,757)	$2,091,012	$60,223	$63,264	$3,321	$2,217,820	$7,537
Net proceeds from the issuance of common shares	27,968,740	29	969,439	—	—	969,468	—	—	—	969,468	—
Net income		—	—	—	209,738	209,738	5,848	2,883	653	219,122	472
Distributions		—	—	—	(253,694)	(253,694)	(6,995)	(1,647)	(352)	(262,688)	(472)
Share-based compensation		—	9,976	—	—	9,976	—	—	—	9,976	—
Other comprehensive income - foreign currency translation		—	—	5,296	—	5,296	101	—	—	5,397	—
Other comprehensive income - derivative instruments		—	—	1,546	—	1,546	38	—	—	1,584	—
Redemption of noncontrolling interests – common units	157,285	—	2,502	—	—	2,502	(2,502)	—	—	—	—
Redemption of noncontrolling interest - preferred units		—	—	—	—	—	—	(63,264)	—	(63,264)	—
Excess of preferred unit carrying amount over redemption		—	—	—	—	—	—	(1,236)	—	(1,236)	—
Balance at December 31, 2013	146,596,892	147	3,617,668	9,742	(591,713)	3,035,844	56,713	—	3,622	3,096,179	7,537
Net proceeds from the issuance of common shares	1,957,378	2	58,471	—	—	58,473	—	—	—	58,473	—
Net income		—	—	—	217,910	217,910	5,234	—	547	223,691	472
Distributions		—	—	—	(281,066)	(281,066)	(6,731)	—	(250)	(288,047)	(472)
Share-based compensation		—	12,457	—	—	12,457	—	—	—	12,457	—
Other comprehensive loss - foreign currency translation		—	—	(14,079)	—	(14,079)	(336)	—	—	(14,415)	—
Other comprehensive loss - derivative instruments		—	—	(1,915)	—	(1,915)	(46)	—	—	(1,961)	—
Redemption of noncontrolling interests – common units	3,000	—	48	—	—	48	(48)	—	—	—	—
Balance at December 31, 2014	148,557,270	149	3,688,644	(6,252)	(654,869)	3,027,672	54,786	—	3,919	3,086,377	7,537
Net proceeds from the issuance of common shares	1,328,017	—	38,797	—	—	38,797	—	—	—	38,797	—
Net income		—	—	—	238,039	238,039	5,686	—	249	243,974	472
Distributions		—	—	—	(282,124)	(282,124)	(6,868)	—	(249)	(289,241)	(472)
Share repurchase	(2,321,794)	(1)	(71,801)	—	—	(71,802)	—	—	—	(71,802)	—
Share-based compensation		—	13,763	—	—	13,763	—	—	—	13,763	—
Other comprehensive loss - foreign currency translation		—	—	(11,164)	—	(11,164)	(269)	—	—	(11,433)	—
Other comprehensive loss - derivative instruments		—	—	(477)	—	(477)	(11)	—	—	(488)	—
Redemption of noncontrolling interests – common units	14,491	—	224	—	—	224	(224)	—	—	—	—
Balance at December 31, 2015	147,577,984	$148	$3,669,627	$(17,893)	$(698,954)	$2,952,928	$53,100	$—	$3,919	$3,009,947	$7,537

(1)
The January 1, 2013 balance of common shares of beneficial interest and additional paid-in capital have been reduced by $1 and $51,950, respectively, from previous filings. The January 1, 2013 balance of number of common shares has been reduced by 1,249,909 from previous filings. See Note 2.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(In thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$244,446	$224,163	$219,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,779	236,075	205,147
Amortization of deferred financing costs	4,395	4,811	4,084
Impairment - real estate assets	18,244	117	248
Equity in earnings of unconsolidated joint ventures	(3,149)	(10,314)	(6,067)
Distributions from unconsolidated joint ventures	2,444	—	844
Gain on property dispositions	(100,314)	(91,778)	(98,651)
Share-based compensation	12,919	12,457	9,976
Other	(9,937)	(7,935)	(8,311)
Changes in operating assets and liabilities:
Restricted cash	10,478	30,286	(18,397)
Accounts receivable	1,009	(1,770)	(4,889)
Deferred rent receivable	(23,167)	(15,263)	(9,473)
Prepaid expenses and other assets	(14,540)	(28,360)	(22,424)
Accounts payable	1,822	5,299	15,703
Accrued interest	1,641	(1,264)	5,613
Other liabilities	9,296	(20,040)	22,968
Net cash provided by operating activities	385,366	336,484	315,965
INVESTING ACTIVITIES
Investment in properties – acquisitions	(111,811)	(124,962)	(1,429,822)
Investment in properties – other	(77,626)	(102,466)	(74,345)
Investments in and advances to unconsolidated joint ventures	(43,676)	(22,243)	(16,185)
Distributions from unconsolidated joint ventures	33,195	15,330	13,774
Net proceeds from disposition of properties/land	530,440	559,322	526,949
Investment in development in progress	(210,677)	(288,375)	(123,879)
Investment in land held for development	(150,523)	(105,324)	(67,326)
Payment of deferred leasing costs	(48,672)	(40,123)	(36,901)
Other	(10,310)	2,504	9,821
Net cash used in investing activities	(89,660)	(106,337)	(1,197,914)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	38,797	58,473	969,468
Share repurchase	(71,802)	—	—
Redemption of preferred units	—	—	(64,500)
Proceeds from unsecured notes	398,576	—	448,646
Repayments of unsecured notes	(316,000)	(200,000)	—
Proceeds from mortgage loans	—	—	10,401
Repayments of mortgage loans	(175,364)	(56,156)	(10,605)
Proceeds from credit facility	1,122,700	517,550	611,550
Repayments on credit facility	(1,030,700)	(350,550)	(703,550)
Payment of deferred financing costs	(3,656)	(3,629)	(5,866)
Distribution paid on common shares	(282,582)	(280,136)	(240,340)
Distribution paid on units	(7,596)	(7,453)	(9,438)
Net cash (used in) provided by financing activities	(327,627)	(321,901)	1,005,766
Net (decrease) increase in cash and cash equivalents	(31,921)	(91,754)	123,817
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(2,072)	(2,314)	1,241
Cash and cash equivalents at beginning of year	69,346	163,414	38,356
Cash and cash equivalents at end of year	$35,353	$69,346	$163,414
See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2015	2014
ASSETS
Real estate:
Land and land improvements	$1,184,927	$1,188,774
Building and improvements	5,131,648	5,339,314
Less accumulated depreciation	(1,148,928)	(1,182,129)
Operating real estate	5,167,647	5,345,959
Development in progress	360,948	277,411
Land held for development	336,967	269,059
Net real estate	5,865,562	5,892,429
Cash and cash equivalents	35,353	69,346
Restricted cash	9,018	20,325
Accounts receivable, net	14,343	15,481
Deferred rent receivable, net	118,787	107,909
Deferred financing and leasing costs, net	192,109	192,764
Investments in and advances to unconsolidated joint ventures	218,454	208,832
Assets held for sale	4,954	13,529
Prepaid expenses and other assets	99,049	91,399
Total assets	$6,557,629	$6,612,014
LIABILITIES
Mortgage loans, net	$307,908	$484,852
Unsecured notes, net	2,580,108	2,498,021
Credit facility	259,000	167,000
Accounts payable	51,382	52,043
Accrued interest	26,154	24,513
Distributions payable	71,787	72,253
Other liabilities	243,806	219,418
Total liabilities	3,540,145	3,518,100
Limited partners' equity - 301,483 preferred units outstanding as of December 31, 2015 and December 31, 2014	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,577,984 and 148,557,270 common units outstanding as of December 31, 2015 and December 31, 2014, respectively	2,952,928	3,027,672
Limited partners’ equity – 3,539,075 and 3,553,566 common units outstanding as of December 31, 2015 and December 31, 2014, respectively	53,100	54,786
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total owners’ equity	3,009,947	3,086,377
Total liabilities, limited partners' equity and owners’ equity	$6,557,629	$6,612,014

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
OPERATING REVENUE
Rental	$584,165	$568,346	$458,081
Operating expense reimbursement	224,608	224,285	187,849
Total operating revenue	808,773	792,631	645,930
OPERATING EXPENSE
Rental property	132,702	138,124	114,617
Real estate taxes	105,410	101,814	79,918
General and administrative	68,710	63,327	74,564
Depreciation and amortization	226,575	231,943	173,784
Impairment - real estate assets	18,244	117	248
Total operating expense	551,641	535,325	443,131
Operating income	257,132	257,306	202,799
OTHER INCOME (EXPENSE)
Interest and other income	22,863	17,669	18,803
Interest expense	(135,779)	(151,887)	(127,115)
Total other income (expense)	(112,916)	(134,218)	(108,312)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	144,216	123,088	94,487
Gain on property dispositions	100,314	45,147	—
Income taxes	(3,233)	(2,967)	(2,799)
Equity in earnings of unconsolidated joint ventures	3,149	10,314	6,067
Income from continuing operations	244,446	175,582	97,755
Discontinued operations (including net gain on property dispositions of $46,631 and $95,384 for the years ended December 31, 2014 and 2013, respectively)	—	48,581	121,839
Net income	244,446	224,163	219,594
Noncontrolling interest – consolidated joint ventures	(249)	(547)	(653)
Preferred unit distributions	(472)	(472)	(2,119)
Excess of preferred unit redemption over carrying amount	—	—	(1,236)
Income available to common unitholders	$243,725	$223,144	$215,586

Net income	$244,446	$224,163	$219,594
Other comprehensive (loss) income - foreign currency translation	(11,433)	(14,415)	5,397
Other comprehensive (loss) income - derivative instruments	(488)	(1,961)	1,584
Other comprehensive (loss) income	(11,921)	$(16,376)	$6,981
Total comprehensive income	$232,525	$207,787	$226,575
Earnings per common unit
Basic:
Income from continuing operations	$1.61	$1.16	$0.70
Income from discontinued operations	—	0.32	0.91
Income per common unit - basic	$1.61	$1.48	$1.61
Diluted:
Income from continuing operations	$1.60	$1.15	$0.70
Income from discontinued operations	—	0.32	0.90
Income per common unit - diluted	$1.60	$1.47	$1.60
Weighted average number of common units outstanding
Basic	151,783	150,770	133,858
Diluted	152,383	151,440	134,587

Net income allocated to general partners	$238,039	$217,910	$209,738
Net income allocated to limited partners	6,158	5,706	9,203

See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	LIMITED PARTNERS’ EQUITY – PREFERRED UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2013	118,470,867	3,713,851	$2,091,012	$60,223	$63,264	$3,321	$2,217,820	$7,537
Contributions from partners	27,968,740		979,444	—	—	—	979,444	—
Distributions to partners			(253,694)	(6,995)	(1,647)	(352)	(262,688)	(472)
Other comprehensive income - foreign currency translation			5,296	101	—	—	5,397	—
Other comprehensive income - derivative instruments			1,546	38	—	—	1,584	—
Net income			209,738	5,848	2,883	653	219,122	472
Redemption of limited partners common units for common shares	157,285	(157,285)	2,502	(2,502)	—	—	—	—
Redemption of limited partners' preferred units			—	—	(63,264)	—	(63,264)	—
Excess of preferred unit redemption over carrying amount			—	—	(1,236)	—	(1,236)	—
Balance at December 31, 2013	146,596,892	3,556,566	3,035,844	56,713	—	3,622	3,096,179	7,537
Contributions from partners	1,957,378		70,930	—	—	—	70,930	—
Distributions to partners			(281,066)	(6,731)	—	(250)	(288,047)	(472)
Other comprehensive loss - foreign currency translation			(14,079)	(336)	—	—	(14,415)	—
Other comprehensive loss - derivative instruments			(1,915)	(46)	—	—	(1,961)	—
Net income			217,910	5,234	—	547	223,691	472
Redemption of limited partners common units for common shares	3,000	(3,000)	48	(48)	—	—	—	—
Balance at December 31, 2014	148,557,270	3,553,566	3,027,672	54,786	—	3,919	3,086,377	7,537
Contributions from partners	1,328,017		52,560	—	—	—	52,560	—
Distributions to partners			(282,124)	(6,868)	—	(249)	(289,241)	(472)
Unit repurchase	(2,321,794)		(71,802)	—	—	—	(71,802)	—
Other comprehensive loss - foreign currency translation			(11,164)	(269)	—	—	(11,433)	—
Other comprehensive loss - derivative instruments			(477)	(11)	—	—	(488)	—
Net income			238,039	5,686	—	249	243,974	472
Redemption of limited partners common units for common shares	14,491	(14,491)	224	(224)	—	—	—	—
Balance at December 31, 2015	147,577,984	3,539,075	$2,952,928	$53,100	$—	$3,919	$3,009,947	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$244,446	$224,163	$219,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,779	236,075	205,147
Amortization of deferred financing costs	4,395	4,811	4,084
Impairment charges - real estate assets	18,244	117	248
Equity in earnings of unconsolidated joint ventures	(3,149)	(10,314)	(6,067)
Distributions from unconsolidated joint ventures	2,444	—	844
Gain on property dispositions	(100,314)	(91,778)	(98,651)
Noncash compensation	12,919	12,457	9,976
Other	(9,937)	(7,935)	(8,311)
Changes in operating assets and liabilities:
Restricted cash	10,478	30,286	(18,397)
Accounts receivable	1,009	(1,770)	(4,889)
Deferred rent receivable	(23,167)	(15,263)	(9,473)
Prepaid expenses and other assets	(14,540)	(28,360)	(22,424)
Accounts payable	1,822	5,299	15,703
Accrued interest	1,641	(1,264)	5,613
Other liabilities	9,296	(20,040)	22,968
Net cash provided by operating activities	385,366	336,484	315,965
INVESTING ACTIVITIES
Investment in properties – acquisitions	(111,811)	(124,962)	(1,429,822)
Investment in properties – other	(77,626)	(102,466)	(74,345)
Investments in and advances to unconsolidated joint ventures	(43,676)	(22,243)	(16,185)
Distributions from unconsolidated joint ventures	33,195	15,330	13,774
Net proceeds from disposition of properties/land	530,440	559,322	526,949
Investment in development in progress	(210,677)	(288,375)	(123,879)
Investment in land held for development	(150,523)	(105,324)	(67,326)
Payment of deferred leasing costs	(48,672)	(40,123)	(36,901)
Other	(10,310)	2,504	9,821
Net cash used in investing activities	(89,660)	(106,337)	(1,197,914)
FINANCING ACTIVITIES
Redemption of preferred units	—	—	(64,500)
Proceeds from unsecured notes	398,576	—	448,646
Repayments of unsecured notes	(316,000)	(200,000)	—
Proceeds from mortgage loans	—	—	10,401
Repayments of mortgage loans	(175,364)	(56,156)	(10,605)
Proceeds from credit facility	1,122,700	517,550	611,550
Repayments on credit facility	(1,030,700)	(350,550)	(703,550)
Payment of deferred financing costs	(3,656)	(3,629)	(5,866)
Capital contributions	38,797	58,473	969,468
Distributions to partners	(361,980)	(287,589)	(249,778)
Net cash (used in) provided by financing activities	(327,627)	(321,901)	1,005,766
Net (decrease) increase in cash and cash equivalents	(31,921)	(91,754)	123,817
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(2,072)	(2,314)	1,241
Cash and cash equivalents at beginning of year	69,346	163,414	38,356
Cash and cash equivalents at end of year	$35,353	$69,346	$163,414
See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2015
1.     ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2015. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” means the Trust and Operating Partnership collectively.
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

Principles of Consolidation
The consolidated financial statements of the Company include the Trust, the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the noncontrolling shareholders. The Company consolidates joint ventures that are considered to be variable interest entities (“VIEs”) where we are the primary beneficiary. The Company (i) evaluates the sufficiency of the total equity investment at risk, (ii) reviews the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that the Company (i) is the sole entity that has the power to direct the activities of the VIE and (ii) has the obligation or rights to absorb the VIE's losses or receive its benefits, then the Company would be the primary beneficiary and would consolidate the VIE.

All significant intercompany transactions and accounts have been eliminated.

Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation including reclassifying the accompanying consolidated balance sheets for assets held for sale.

As disclosed in Note 12, Shareholders' Equity - Trust - Share Repurchase, the Company repurchased common shares pursuant to a share repurchase program authorized by the Company's Board of Trustees. These repurchased shares along with those repurchased in prior periods are subject to state corporate laws that establish the legal status of redeemed shares and prevent them from being reported as treasury shares within the consolidated financial statements. The Trust previously misclassified the repurchased shares as common shares in treasury. The share repurchases should have been classified as reductions of common shares of beneficial interest and additional paid-in capital. The accompanying consolidated balance sheet and statement of equity of the Trust has been restated to correct the misclassification as follows (in thousands except share amounts):

	December 31,		January 1,
	2014	2013	2013
Common shares of beneficial interest (as previously reported)	$150	$148	$119
Impact of reclassification	(1)	(1)	(1)
Common shares of beneficial interest (as adjusted and currently reported)	$149	$147	$118

Additional paid-in capital (as previously reported)	$3,740,594	$3,669,618	$2,687,701
Impact of reclassification	(51,950)	(51,950)	(51,950)
Additional paid-in capital (as adjusted and currently reported)	$3,688,644	$3,617,668	$2,635,751

Common shares in treasury, at cost (as previously reported)	$(51,951)	$(51,951)	$(51,951)
Impact of reclassification	51,951	51,951	51,951
Common shares in treasury, at cost (as adjusted and currently reported)	$—	$—	$—

Number of common shares (as previously reported)	149,807,179	147,846,801	119,720,776
Impact of reclassification	(1,249,909)	(1,249,909)	(1,249,909)
Number of common shares (as adjusted and currently reported)	148,557,270	146,596,892	118,470,867

The reclassification has no impact on the previously reported consolidated statements of comprehensive income, nor does it have any effect on the previously reported consolidated statements of cash flows or shareholders' equity in total.  In addition, the reclassification has no impact on the previously reported consolidated financial statements of the Operating Partnership.

Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Capital improvements	15 - 20 years
Equipment	5 - 10 years
Tenant improvements	Term of the related lease

Expenditures directly related to the acquisition or the improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. The total of capitalized compensation costs directly related to the development of property for the years ended December 31, 2015, 2014 and 2013 was $5.5 million, $5.1 million and $3.3 million, respectively. Construction related payables at December 31, 2015 and 2014 were $42.9 million and $41.5 million, respectively.

The Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles at the fair value of each component. Lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease ("Market Value Intangible"). Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships ("Origination Value Intangible").

Acquisition-related costs for properties with in-place leases are expensed as incurred. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company depreciates the amounts allocated to building and improvements over 40 years and amortizes the amounts allocated to intangibles relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases. Market Value Intangible amortization is recorded as rental revenue. Origination Value Intangible amortization is recorded as depreciation and amortization. This calculation includes both the remaining noncancelable period and any bargain renewal option periods.

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

No impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2013, 2014 or 2015.

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

The allowance for doubtful accounts at December 31, 2015 and 2014 was $6.9 million and $7.4 million, respectively. The Company had bad debt expense of $2.0 million, $1.7 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Deferred Financing and Leasing Costs
Costs incurred in connection with the financing of the credit facility or leasing are capitalized and amortized on a straight line basis over the term of the related loan or lease. Costs incurred in connection with the financing of mortgage loans or unsecured notes are reported as a deduction from the face amount of that liability and amortized on a straight line basis over the term of the related loan. Deferred financing cost amortization is reported as interest expense. Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to these leasing services is capitalized and amortized as a deferred leasing cost over the term of the related lease. The total of this capitalized compensation was $4.6 million, $3.9 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2015 and December 31, 2014. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2015 and December 31, 2014. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.

The following summarizes the fair value of the Company's mortgage loans and unsecured notes at December 31, 2014 and December 31, 2015 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2014	$484,852	$501,231	$2,498,021	$2,704,069
As of December 31, 2015	$307,908	$306,334	$2,580,108	$2,616,395

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other organizational and operational requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may still be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.

Several of the Company's subsidiaries are taxable REIT subsidiaries (each a "TRS") and are subject to federal and state income taxes separate from the Company. In general, a TRS may perform additional services for tenants and generally may engage in real estate or non-real estate businesses that are not permitted REIT activities. The Company itself is also subject to tax in certain states and the United Kingdom. Accordingly, the Company recognizes federal, state and foreign income taxes in accordance with US GAAP, as applicable.

There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company's policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There were no interest or penalties deducted in any of the years ended December 31, 2015, 2014 and 2013 and no interest and penalties accrued at December 31, 2015 or December 31, 2014 which related to any uncertain tax positions or significant unrecognized tax benefits.

Certain of the Company's taxable REIT subsidiaries had net operating loss carryforwards available of approximately $29.1 million as of December 31, 2015. These carryforwards begin to expire in 2018. The Company has considered future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and (in prior years) Luxembourg. With few exceptions, the Company and its subsidiaries are no longer subject to examination by taxing authorities in these jurisdictions for years prior to 2009.

The Federal tax cost basis of the wholly owned real estate was $7.6 billion and $7.5 billion at December 31, 2015 and 2014, respectively.

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

Foreign Currency
The functional currency of the Company's United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. For the Trust, gains and losses resulting from this translation are included in accumulated other comprehensive loss as a separate component of shareholders' equity and a proportionate amount of gain or loss is allocated to noncontrolling interest - operating partnership - common units. For the Operating Partnership, gains and losses resulting from this translation are included in general partner's equity and limited partners' equity - common units. Upon sale or upon complete or substantially complete liquidation of the Company's foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive loss and noncontrolling interest - operating partnership - common units (for the Trust) and in general partner's equity and limited partners' equity - common units (for the Operating Partnership).

Comprehensive Income
Comprehensive income, as reflected on the consolidated statements of comprehensive income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss, as reflected on the Company's consolidated balance sheets and consolidated statements of equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships as well as gains and losses resulting from foreign currency translation.

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

Change in Accounting Principle
As of December 31, 2015, the Company has retrospectively adjusted the presentation of deferred financing costs on the consolidated balance sheets for all prior periods, as required by the new debt issuance costs guidance issued in April 2015. See discussion under "Recently Issued Accounting Standards." The guidance requires debt issuance costs to be presented as a direct deduction from the related debt liability rather than as an asset, except for costs associated with the credit facility. The prior period amounts that have been impacted by the new guidance and retrospectively adjusted include deferred financing and leasing costs, net, unsecured notes, net and mortgages, net, located on the consolidated balance sheets. The following table presents the impact of the change in accounting principle to the consolidated balance sheets of the Trust and the Operating Partnership as of December 31, 2014 (in thousands):

	As of December 31, 2014
	Deferred financing and leasing costs, net	Mortgage loans, net	Unsecured notes, net
As previously reported	$206,286	$487,301	$2,509,094
Impact of change in accounting principle	(13,522)	(2,449)	(11,073)
As adjusted and currently reported	$192,764	$484,852	$2,498,021

The following table presents the impact of the change in accounting principle to the consolidated balance sheets of the Trust and the Operating Partnership as of December 31, 2015 (in thousands):

	As of December 31, 2015
	Deferred financing and leasing costs, net	Mortgage loans, net	Unsecured notes, net
As would have been reported prior to change in accounting principle	$206,327	$309,711	$2,592,523
Impact of change in accounting principle	(14,218)	(1,803)	(12,415)
As reported	$192,109	$307,908	$2,580,108

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The standard requires the costs for issuing debt to appear on a balance sheet as a direct deduction from the debt's value. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurements of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The standard allows companies to elect to continue to classify costs related to a credit facility as an asset, and the Company has elected to do so. ASU 2015-03 is effective for the Company beginning January 1, 2016 and the standard allows for early adoption. The Company has adopted ASU 2015-03 as of  December 31, 2015 and the standard has been applied retrospectively. See "Change in Accounting Principle" above.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"). The standard requires that all entities re-evaluate and revise consolidation documentation for limited partnerships and similar legal entities. It makes changes to both the variable interest model and voting model. ASU 2015-02 is effective for the Company beginning January 1, 2016. The standard allows for either a full retrospective or a modified retrospective approach to adoption. The Company does not believe that ASU 2015-02 will have a material impact on its financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, ‘‘Leases’’ ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is evaluating the impact ASU 2016-02 will have on its financial position and results of operations.

3.     INCOME PER COMMON SHARE OF THE TRUST

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	2015			2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$238,039	148,243	$1.61	$170,471	147,216	$1.16
Dilutive shares for long-term compensation plans	—	600		—	670
Income from continuing operations net of noncontrolling interest - diluted	$238,039	148,843	$1.60	$170,471	147,886	$1.15
Discontinued operations net of noncontrolling interest - basic	$—	148,243	$—	$47,439	147,216	$0.32
Dilutive shares for long-term compensation plans	—	600		—	670
Discontinued operations net of noncontrolling interest - diluted	$—	148,843	$—	$47,439	147,886	$0.32
Net income available to common shareholders - basic	$238,039	148,243	$1.61	$217,910	147,216	$1.48
Dilutive shares for long-term compensation plans	—	600		—	670
Net income available to common shareholders - diluted	$238,039	148,843	$1.60	$217,910	147,886	$1.47

	2013
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$91,274	130,180	$0.70
Dilutive shares for long-term compensation plans	—	729
Income from continuing operations net of noncontrolling interest - diluted	$91,274	130,909	$0.70
Discontinued operations net of noncontrolling interest - basic	$118,464	130,180	$0.91
Dilutive shares for long-term compensation plans	—	729
Discontinued operations net of noncontrolling interest - diluted	$118,464	130,909	$0.90
Net income available to common shareholders - basic	$209,738	130,180	$1.61
Dilutive shares for long-term compensation plans	—	729
Net income available to common shareholders - diluted	$209,738	130,909	$1.60

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share as the exercise price was higher than the average share price of the Company in 2015, 2014 and 2013 were 1.5 million, 850,000 and 959,000, respectively.

During the years ended December 31, 2015, 2014 and 2013, 65,000, 44,000 and 504,000 common shares, respectively, were issued upon the exercise of options.
During the years ended December 31, 2015, 2014 and 2013, individuals acquired 14,491, 3,000 and 157,285 common shares, respectively, in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2015, 2014 and 2013, distributions per common share were $1.90 for each period.

4.    INCOME PER COMMON UNIT OF THE OPERATING PARTNERSHIP

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	2015			2014
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$244,197			$175,035
Less: Preferred unit distributions	(472)			(472)
Income from continuing operations available to common unitholders - basic	$243,725	151,783	$1.61	$174,563	150,770	$1.16
Dilutive units for long-term compensation plans	—	600		—	670
Income from continuing operations available to common unitholders - diluted	$243,725	152,383	$1.60	$174,563	151,440	$1.15
Income from discontinued operations - basic	$—	151,783	$—	$48,581	150,770	$0.32
Dilutive units for long-term compensation plans	—	600		—	670
Income from discontinued operations - diluted	$—	152,383	$—	$48,581	151,440	$0.32
Income available to common unitholders - basic	$243,725	151,783	$1.61	$223,144	150,770	$1.48
Dilutive units for long-term compensation plans	—	600		—	670
Income available to common unitholders - diluted	$243,725	152,383	$1.60	$223,144	151,440	$1.47

	2013
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$97,102
Less: Preferred unit distributions	(2,119)
Excess of preferred unit redemption over carrying amount	(1,236)
Income from continuing operations available to common unitholders - basic	$93,747	133,858	$0.70
Dilutive units for long-term compensation plans	—	729
Income from continuing operations available to common unitholders - diluted	$93,747	134,587	$0.70
Income from discontinued operations - basic	$121,839	133,858	$0.91
Dilutive units for long-term compensation plans	—	729
Income from discontinued operations - diluted	$121,839	134,587	$0.90
Income available to common unitholders - basic	$215,586	133,858	$1.61
Dilutive units for long-term compensation plans	—	729
Income available to common unitholders - diluted	$215,586	134,587	$1.60

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit as the exercise price was higher than the average unit price of the Company in 2015, 2014 and 2013 were 1.5 million, 850,000 and 959,000, respectively.
During the years ended December 31, 2015, 2014 and 2013, 65,000, 44,000 and 504,000 common units, respectively, were issued upon the exercise of options.
During the years ended December 31, 2015, 2014 and 2013, individuals acquired 14,491, 3,000 and 157,285 common shares of the Trust in exchange for the same number of common units of the Operating Partnership. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2015, 2014 and 2013, distributions per common unit were $1.90 for each period.

5.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	December 31,
	2015	2014
Foreign Currency Translation:
Beginning balance	$(5,823)	$8,592
Translation adjustment	(11,433)	(14,415)
Ending balance	(17,256)	(5,823)

Derivative Instruments:
Beginning balance	(377)	1,584
Unrealized loss	(1,884)	(3,419)
Reclassification adjustment (1)	1,396	1,458
Ending balance	(865)	(377)
Total accumulated other comprehensive loss	(18,121)	(6,200)
Less: portion included in noncontrolling interest – operating partnership	228	(52)
Total accumulated other comprehensive loss included in shareholders' equity	$(17,893)	$(6,252)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
6.     REAL ESTATE
The Company owns and operates industrial and office properties. The carrying value of these properties by type as of December 31, 2015 and 2014 is as follows (in thousands):

	Land	Building
	and Land	and		Accumulated
	Improvements	Improvements	Total	Depreciation
2015
Industrial properties	$824,140	$3,637,484	$4,461,624	$698,456
Office properties	360,787	1,494,164	1,854,951	450,472

2015 Total	$1,184,927	$5,131,648	$6,316,575	$1,148,928

2014
Industrial properties	$773,874	$3,513,534	$4,287,408	$620,967
Office properties	414,900	1,825,780	2,240,680	561,162

2014 Total	$1,188,774	$5,339,314	$6,528,088	$1,182,129
Depreciation expense was $181.0 million, $179.1 million and $162.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Information on the operating properties the Company sold during the years ended December 31, 2015 and 2014 is as follows:
2015 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Minnesota	2	—	222,642	$25,700
Orlando	1	—	713,585	35,500
Richmond/Hampton Roads	22	3	1,319,299	110,054
South Florida	1	—	99,740	14,700
Southeastern PA	46	20	2,724,489	316,583
Tampa	2	—	60,800	5,225
Other	7	—	569,618	37,371
Total	81	23	5,710,173	$545,133
2014 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Houston	5	—	553,510	$29,721
Maryland	23	19	1,367,569	185,460
Minnesota	1	—	191,336	41,000
New Jersey	27	51	1,790,893	164,767
Orlando	4	—	588,678	116,750
Southeastern PA	3	—	113,833	12,225
Other	2	—	134,510	8,655
Total	65	70	4,740,329	$558,578

Included in the sales for the year ended December 31, 2015 are 22 properties and three acres of land in the Richmond/Hampton Roads segment that the Company sold for $110.3 million to a firm in which the brother of David L. Lingerfelt, a member of the Company's Board of Trustees, has an equity interest.

During the three months ended December 31, 2015, The Company completed a portfolio sale consisting of 41 properties and 20 acres of land in the Southeastern PA segment. The Company has deferred gain recognition related to this sale in the amount of $14.3 million which is recorded in other liabilities on the accompanying consolidated balance sheets.

For the year ended December 31, 2015, $100.3 million in gains were included in gain on property dispositions in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2014, $45.1 million in gains were included in gain on property dispositions and $46.6 million in gains were included in discontinued operations in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2013, $96.3 million in gains were included in discontinued operations in the Company's consolidated statements of comprehensive income.

Information on the operating properties and land parcels the Company acquired during the years ended December 31, 2015 and 2014 is as follows:
2015 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Houston	3	139	921,196	$86,497
Lehigh/Central PA	—	281	—	62,402
Minnesota	1	188	197,956	24,541
Richmond/Hampton Roads	—	94	—	1,727
Other	1	56	410,059	45,248
Total	5	758	1,529,211	$220,415
2014 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Carolinas	7	104	947,365	$61,293
Chicago/Milwaukee	—	16	—	7,914
Houston	—	110	—	26,210
Lehigh/Central PA	—	85	—	15,307
Minnesota	—	24	—	2,966
South Florida	—	69	—	12,027
Other	3	94	981,243	86,476
Total	10	502	1,928,608	$212,193

7.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Listed below are the unconsolidated joint ventures in which the Company has a noncontrolling interest. The Company receives fees from these joint ventures for services it provides. These services include property management, leasing, development and administration. These fees are included in interest and other income in the accompanying consolidated statements of comprehensive income. The Company may also receive a promoted interest if certain return thresholds are met. The accounting policies for the unconsolidated joint ventures in which the Company has a noncontrolling interest are the same as those for the Company. All related party fees noted below are included in interest and other income in the Company's consolidated statements of comprehensive income.
On a periodic basis, management assesses whether there are any indicators that the value of the properties owned by the unconsolidated joint ventures may be impaired. As detailed below, management has determined that certain assets are impaired as the unconsolidated joint ventures dispose of and anticipate the potential disposition of certain properties prior to the end of their remaining useful lives.
Liberty Venture I, LP
As of December 31, 2015, the Company had a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company's New Jersey reportable segment.

As of December 31, 2015, the joint venture owned 26 industrial properties totaling 3.7 million square feet and 36 acres of developable land. The joint venture also had two properties under development, which are expected to comprise, upon completion, 825,000 square feet and are expected to represent a Total Investment of $54.2 million.
During the year ended December 31, 2015, the joint venture realized gross proceeds of $8.5 million from the sale of one property totaling 198,000 square feet.
The Company had a receivable from Liberty Venture I, LP for $451,000 as of December 31, 2015. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
During the year ended December 31, 2014, the joint venture acquired three properties comprising 603,000 square feet and 51 acres of land from the Company for $43.0 million. The Company recognized a gain of $2.5 million on this transaction. This gain is included in gain on property dispositions in the Company's consolidated statements of comprehensive income.
The Company recognized $1.6 million, $1.4 million and $578,000 in fees for services during the years ended December 31, 2015, 2014 and 2013, respectively.
Kings Hill Unit Trust
As of December 31, 2015, the Company had a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2015, the joint venture owned three industrial properties and 11 office properties totaling 490,000 square feet.
The Company had notes receivable from Kings Hill Unit Trust for an aggregate of $4.7 million and $18.1 million as of December 31, 2015 and 2014, respectively. The note receivable bears interest at a rate of 10% and is due in November 2020. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $271,000 as of December 31, 2015. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $267,000 as of December 31, 2014. This related party receivable is reflected in accounts receivable in the Company's consolidated balance sheets.

During the year ended December 31, 2013 the Kings Hill Unit Trust joint venture recorded an impairment charge. The Company's share of this impairment charge was $0.8 million and is reflected in equity in earnings of unconsolidated joint ventures in the Company's consolidated statement of comprehensive income. The Company determined these impairments based on third party offer prices. This is a Level 2 fair value calculation.
The Company recognized $304,000, $285,000 and $237,000 in fees for services during the years ended December 31, 2015, 2014 and 2013, respectively.
Liberty Illinois, LP
As of December 31, 2015, the Company had a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company's Chicago/Milwaukee reportable segment.
As of December 31, 2015, the joint venture owned 15 industrial properties totaling 5.1 million square feet and 248 acres of developable land. The joint venture also had one property under development, which is expected to comprise, upon completion, 430,000 square feet and is expected to represent a Total Investment of $24.6 million.
The Company recognized $1.3 million, $1.0 million and $952,000 in fees for services during the years ended December 31, 2015, 2014 and 2013, respectively.
Blythe Valley JV Sarl
As of January 1, 2013, the Company had a 20% interest in Blythe Valley JV Sarl, an entity engaged in the ownership of office properties in the West Midlands, United Kingdom. This joint venture was part of the Company's United Kingdom reportable segment. The Company no longer holds an interest in this joint venture.
The Company recognized $33,000 in fees for services during the year ended December 31, 2013.

Liberty Washington, LP
As of December 31, 2015, the Company had a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Northern Virginia and Washington, D.C. This joint venture's properties are part of the Company's Northern Virginia and Washington D.C. reportable segments.
As of December 31, 2015, the joint venture owned 20 office properties totaling 2.3 million square feet and six acres of developable land.
During the quarter ended December 31, 2015, the joint venture realized gross proceeds of $5.0 million from the sale of one property totaling 80,000 square feet.
The Company had a receivable from Liberty Washington, LP for $693,000 and $470,000 as of December 31, 2015 and 2014, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
During the year ended December 31, 2014, the Company concluded that certain of the properties owned by this joint venture were impaired and the joint venture recorded an impairment charge of $172.7 million. The Company was not required to record its share of this impairment charge through equity in earnings of unconsolidated joint ventures as this amount was previously recognized through an other-than-temporary impairment charge related to this joint venture that was recorded in 2009.
During the year ended December 31, 2015, the Company concluded that certain of the properties owned by this joint venture were impaired and the joint venture recorded impairment charges of $56.8 million. The Company's share of this impairment charge was $11.5 million. The impairment charges were related to the Company's Northern Virginia reportable segment and the Company's share was included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. The Company determined these impairments based on third party offer prices. This is a Level 2 fair value calculation.
As of December 31, 2015, the joint venture was in default of a $46.4 million non-recourse mortgage loan related to certain properties within the joint venture in the Company's Northern Virginia reportable segment.
The Company recognized $4.8 million, $4.4 million and $4.9 million in fees for services during the years ended December 31, 2015, 2014 and 2013, respectively.
Liberty/Comcast 1701 JFK Boulevard, LP
As of December 31, 2015, the Company had a 20% interest in Liberty/Comcast 1701 JFK Boulevard LP ("Liberty/Comcast"), formerly known as Liberty/Commerz 1701 JFK Boulevard, LP, an entity engaged in the ownership of a 1.25 million square foot office tower in Philadelphia, Pennsylvania. During the year ended December 31, 2015, the limited partnership agreement was amended to replace the general partner and admit a new general partner. As a result of this amendment the Company determined that this joint venture is a VIE. Because the Company and its third party partner share control of the joint venture as both parties have the power to direct its activities, the Company determined that it is not the primary beneficiary and that the equity method of accounting is appropriate. This joint venture is part of the Company's Philadelphia reportable segment.
The Company had a payable to this joint venture for $59,000 as of both December 31, 2015 and 2014. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from this joint venture for $407,000 and $409,000 as of December 31, 2015 and 2014, respectively. This related party receivable is reflected in prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $2.7 million, $2.4 million and $2.2 million in fees for services during the years ended December 31, 2015, 2014 and 2013 respectively.

Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Innovation & Technology Center (the "Project") located in Philadelphia, Pennsylvania as part of a mixed-use development. The 59-story building will include 1.3 million square feet of leasable office space (the "Office") and a 222-room Four Seasons Hotel (the "Hotel") (collectively, "Liberty Property 18th and Arch"). Completion of the first phase of the Project is anticipated to be in the third quarter of 2017. Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $932 million.  The Company's investment in the project is expected to be approximately $186 million with 20% ownership interests in both joint ventures. As of December 31, 2015, the Company's investment in these joint ventures was $62.7 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. The Company began development on the building during 2014 and as of December 31, 2015, the total development in progress for the Project was $323.6 million. These joint ventures are part of the Company's Philadelphia reportable segment.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. The Company is accounting for the development of this project using the percentage of completion method. During the years ended December 31, 2015 and 2014, the Company recognized $5.1 million and $1.8 million, respectively, in developer and other fees related to the project.
The Company had a payable to this joint venture of $1.2 million as of December 31, 2015. This payable is included in other liabilities in the Company's consolidated balance sheets. Additionally, the Company had a payable to this joint venture of $554,000 as of December 31, 2014. This payable is included in prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company will manage and lease the Office and Four Seasons Hotels Limited will manage the Hotel.
Other Joint Ventures
As of December 31, 2015, the Company had a 50% ownership interest in four additional unconsolidated joint ventures. One of these joint ventures has four operating properties and an investment in land held for development and is part of the Company's Orlando reportable segment. This joint venture also had two properties under development, which are expected to comprise, upon completion, 369,000 square feet and are expected to represent a Total Investment of $20.3 million. One of these joint ventures has one operating property and an investment in land held for development and is part of the Company's United Kingdom reportable segment. One of these joint ventures owns one acre of developable land and is part of the Company's Philadelphia reportable segment. The final joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company's United Kingdom reportable segment. The Company had a note payable due to this joint venture of $2.7 million and $2.9 million as of December 31, 2015 and 2014, respectively. The note payable is interest free and is due upon written notice from the joint venture. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company's share of each of the joint venture's earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
Summary Financial Data
The condensed balance sheets as of December 31, 2015 and 2014 and condensed statements of operations for the years ended December 31, 2015, 2014 and 2013 for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl (no remaining interest as of December 31, 2013), Liberty Washington, LP, Liberty/Comcast, Liberty Property 18th & Arch, and the other unconsolidated joint ventures are as follows (in thousands):

Condensed Balance Sheets:

	December 31, 2015
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast (3)	18th & Arch (2)	Other	Total
Real estate assets	$168,690	$164,603	$263,552	$534,132	$495,248	$—	$67,940	$1,694,165
Accumulated depreciation	(37,473)	(28,513)	(54,308)	(43,224)	(111,067)	—	(10,950)	(285,535)
Real estate assets, net	131,217	136,090	209,244	490,908	384,181	—	56,990	1,408,630
Development in progress	34,878	—	22,998	—	—	323,615	17,401	398,892
Land held for development	4,471	—	28,590	2,000	—	—	42,495	77,556
Other assets	14,860	8,967	20,668	52,429	47,441	15,594	49,312	209,271
Total assets	$185,426	$145,057	$281,500	$545,337	$431,622	$339,209	$166,198	$2,094,349

Debt	$121,793	$99,603	$155,601	$314,080	$313,402	$—	$56,739	$1,061,218
Other liabilities	10,571	27,408	8,594	10,634	9,618	40,958	29,064	136,847
Equity	53,062	18,046	117,305	220,623	108,602	298,251	80,395	896,284
Total liabilities and equity	$185,426	$145,057	$281,500	$545,337	$431,622	$339,209	$166,198	$2,094,349

Company's net investment in unconsolidated joint ventures (1)	$11,563	$6,789	$18,221	$55,552	$20,465	$62,677	$43,187	$218,454

	December 31, 2014
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast (3)	18th and Arch (2)	Other	Total
Real estate assets	$173,346	$173,707	$260,988	$603,413	$494,678	$—	$69,041	$1,775,173
Accumulated depreciation	(32,752)	(26,494)	(48,191)	(35,384)	(97,189)	—	(9,651)	(249,661)
Real estate assets, net	140,594	147,213	212,797	568,029	397,489	—	59,390	1,525,512
Development in progress	—	—	17,973	—	—	111,244	4,366	133,583
Land held for development	14,108	—	28,362	2,000	—	—	39,438	83,908
Other assets	15,523	14,928	20,182	50,657	52,393	1,306	38,215	193,204
Total assets	$170,225	$162,141	$279,314	$620,686	$449,882	$112,550	$141,409	$1,936,207

Debt	$78,748	$91,356	$145,752	$318,367	$317,934	$—	$43,114	$995,271
Other liabilities	5,215	94,504	13,812	12,022	9,657	13,398	14,306	162,914
Equity	86,262	(23,719)	119,750	290,297	122,291	99,152	83,989	778,022
Total liabilities and equity	$170,225	$162,141	$279,314	$620,686	$449,882	$112,550	$141,409	$1,936,207

Company's net investment in unconsolidated joint ventures (1)	$20,010	$11,663	$18,692	$69,230	$23,153	$21,292	$44,792	$208,832

Condensed Statements of Operations:

	Year Ended December 31, 2015
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust(4)	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (5)	Total
Total revenue	$23,708	$12,602	$26,085	$71,101	$68,444	$—	$9,387	$211,327
Operating expense	7,977	5,261	9,303	27,384	29,692	221	2,727	82,565
	15,731	7,341	16,782	43,717	38,752	(221)	6,660	128,762

Interest	(5,415)	(6,116)	(8,441)	(17,353)	(19,936)	—	(2,248)	(59,509)
Depreciation and amortization	(6,399)	(3,954)	(7,406)	(20,725)	(14,442)	—	(1,840)	(54,766)
Other income/(expense)	68	45,604	29	531	(227)	30	9,925	55,960
Gain (loss) on sale/impairment	760	—	—	(56,792)	—	—	—	(56,032)
Net income (loss)	$4,745	$42,875	$964	$(50,622)	$4,147	$(191)	$12,497	$14,415

Company's equity in earnings (loss) of unconsolidated joint ventures	$1,540	$(425)	$807	$(7,314)	$2,053	$(29)	$6,517	$3,149

	Year Ended December 31, 2014
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (5)	Total
Total revenue	$19,277	$13,221	$25,181	$72,824	$63,580	$—	$8,923	$203,006
Operating expense	6,398	5,387	8,965	28,349	23,557	199	2,897	75,752
	12,879	7,834	16,216	44,475	40,023	(199)	6,026	127,254

Interest	(5,078)	(6,110)	(7,932)	(18,612)	(20,179)	—	(3,415)	(61,326)
Depreciation and amortization	(5,757)	(4,135)	(7,380)	(27,112)	(14,591)	—	(1,891)	(60,866)
Other income/(expense)	(17)	208	39	375	(278)	(13)	9,090	9,404
Gain (loss) on sale/impairment	—	—	187	(172,691)	—	—	—	(172,504)
Net income (loss)	$2,027	$(2,203)	$1,130	$(173,565)	$4,975	$(212)	$9,810	$(158,038)

Company's equity in earnings (loss) of unconsolidated joint ventures	$788	$(288)	$824	$2,251	$1,633	$(33)	$5,139	$10,314

	Year Ended December 31, 2013
	Liberty	Kings Hill	Liberty	Liberty	Liberty/
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast	Other	Total
Total revenue	$16,238	$12,701	$24,455	$75,821	$62,411	$8,415	$200,041
Operating expense	5,248	4,187	8,353	27,549	23,074	2,636	71,047
	10,990	8,514	16,102	48,272	39,337	5,779	128,994

Interest	(5,318)	(5,133)	(8,348)	(18,946)	(20,391)	(2,933)	(61,069)
Depreciation and amortization	(4,414)	(3,829)	(7,382)	(28,392)	(14,734)	(1,870)	(60,621)
Other income/(expense)	53	71	38	122	(233)	(37)	14
Loss from discontinued operations	—	(5,647)	—	(8,731)	—	—	(14,378)
Net income (loss)	$1,311	$(6,024)	$410	$(7,675)	$3,979	$939	$(7,060)

Company's equity in earnings (loss) of unconsolidated joint ventures	$530	$(908)	$618	$3,748	$1,406	$673	$6,067

(1)
Differences between the Company's net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture are primarily a result of impairments related to the Company's investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. These adjustments have resulted in an aggregate difference reducing the Company's investments in unconsolidated joint ventures by $4.5 million as of December 31, 2015 and increasing the Company's investment in unconsolidated joint ventures by $3.2 million as of December 31, 2014. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

(2)	Represents the combined results of two joint ventures related to the property at 18th and Arch Streets, Philadelphia.

(3)	The Company's maximum exposure to loss is equal to the Company's net investment in unconsolidated joint ventures as of December 31, 2015 and 2014, respectively.

(4)	Other income/(expense) for this joint venture reflects forgiveness of related party debt between the joint venture and its investment partners consistent with each partner's equity ownership.

(5)
Other income/(expense) for this group of joint ventures reflects gains related to the sales of land leasehold interests totaling $9.9 million and $9.1 million for the years ended December 31, 2015 and 2014, respectively.

8.     DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs were comprised of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred financing costs	$11,917	$11,917
Deferred leasing costs	229,798	215,714
Market value intangible	20,178	18,082
Origination value intangible	106,014	103,512
	367,907	349,225
Accumulated amortization:
Deferred financing costs	8,713	7,278
Deferred leasing costs	97,840	100,702
Market value intangible	10,358	8,266
Origination value intangible	58,887	40,215
	175,798	156,461
Deferred financing and leasing costs, net	$192,109	$192,764

Amortization of deferred financing costs was $4.4 million, $4.8 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of deferred leasing costs and origination value intangible was $44.2 million, $51.3 million and $39.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, the remaining weighted-average amortization period was 3.7 years for market value intangible and 4.4 years for origination value intangible.
The table above includes market value intangible assets. There were also $6.1 million and $7.5 million of unamortized market value intangible liabilities as of December 31, 2015 and 2014, respectively. These liabilities are included as other liabilities in the accompanying consolidated balance sheets of the Company. Amortization of the aggregate asset and liability for market value intangible was an expense of $1.9 million, $2.8 million and $290,000 for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts were included as a decrease in rental revenue in the accompanying consolidated statements of comprehensive income.
The aggregate amortization of net market value intangible assets and liabilities is a decrease (increase) in rental revenue over the next five years and thereafter as follows (in thousands):

2016	$1,804
2017	1,705
2018	1,222
2019	709
2020	(115)
Thereafter	(1,641)
Total	$3,684

The aggregate amortization expense for origination value intangible asset for the next five years and thereafter is as follows (in thousands):

2016	$16,378
2017	11,950
2018	7,640
2019	4,134
2020	2,119
Thereafter	4,906
Total	$47,127
]
9.     INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under a credit facility. The weighted average interest rates for the years ended December 31, 2015, 2014 and 2013 were 4.6%, 5.0% and 5.1%, respectively. Interest costs during the years ended December 31, 2015, 2014 and 2013 in the amount of $16.7 million, $13.2 million and $9.6 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2015, 2014 and 2013 was $149.6 million, $164.9 million and $143.2 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading "Credit Facility." As of December 31, 2015, the Company was in compliance with all financial and non-financial covenants.
The scheduled principal amortization and maturities of the Company's mortgage loans, unsecured notes outstanding and the Credit Facility (as defined below) and the related weighted average interest rates at December 31, 2015 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2016	$9,518	$16,880	$300,000	$—	$326,398	5.53%
2017	8,688	2,349	296,543	—	307,580	6.57%
2018	6,470	27,102	100,000	259,000	392,572	3.26%
2019	6,666	50,043	—	—	56,709	4.00%
2020	3,351	67,370	350,000	—	420,721	4.82%
2021	2,326	65,091	—	—	67,417	4.06%
2022	2,172	—	400,000	—	402,172	4.13%
2023	2,281	—	300,000	—	302,281	3.39%
2024	2,385	—	450,000	—	452,385	4.40%
2025 and thereafter	24,806	1,946	400,000	—	426,752	3.81%
Subtotal	$68,663	$230,781	$2,596,543	$259,000	$3,154,987	4.42%
Reconciling items (1)	8,464	—	(16,435)	—	(7,971)
Total for consolidated balance sheet	$77,127	$230,781	$2,580,108	$259,000	$3,147,016

(1)	Includes deferred financing costs, premium/discount and market adjustments.
Mortgage Loans and Unsecured Notes
Mortgage loans with maturities ranging from 2016 to 2033 were collateralized by and in some instances cross-collateralized by properties with a net book value of $603.5 million as of December 31, 2015.
The interest rates on $2,896.0 million of mortgage loans (including $101.4 million fixed via a swap arrangement - see Footnote 21 - Derivative Instruments) and unsecured notes are fixed and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.

Credit Facility

The Company has maintained an unsecured credit facility throughout 2013, 2014 and 2015. During that period the Company has replaced, restated and amended its credit facility. This activity has resulted in changes to borrowing capacity, due dates, borrowing costs and covenant calculations. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company's ratings as of December 31, 2015, borrowings under the Credit Facility bear interest at LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The Credit Facility expires in March 2018 and has two six-month extensions at the Company's option, subject to the payment of a stated fee. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. There were $259.0 million of borrowings outstanding under the Credit Facility at December 31, 2015. The total borrowing capacity for the Credit Facility is $800 million and there is an accordion feature for an additional $400 million. The Credit Facility contains financial covenants, certain of which are set forth below:

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
In March 2015, the Company used proceeds from its Credit Facility together with available cash on hand to repay its $300 million 5.125% senior unsecured notes due March 2015.
In March 2015, the Company issued $400 million of 3.75% senior unsecured notes due 2025. The net proceeds from this issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes.
In August 2015, the Company used proceeds from its Credit Facility to prepay in full without penalty a $105.8 million 7.0% mortgage loan due February 2016.
In December 2015, the Company used proceeds from its Credit Facility to prepay in full without penalty a $59.7 million 7.5% mortgage loan due March 2016.
In December 2015, the Company used proceeds from its Credit Facility to satisfy $16.0 million in unsecured notes bearing interest at 3.4% due December 2015.

10.     LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2015 are as follows (in thousands):

2016	$526,956
2017	480,827
2018	415,765
2019	348,887
2020	284,738
Thereafter	1,219,397
Total	$3,276,570
In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of comprehensive income.

11.     NONCONTROLLING INTEREST - OPERATING PARTNERSHIP / LIMITED PARTNERS' EQUITY - PREFERRED UNITS
As of December 31, 2015, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Preferred distributions related to the Series I units were $472,000 for each of the years ended December 31, 2015, 2014 and 2013.

12.     SHAREHOLDERS' EQUITY - TRUST
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $289.3 million, $286.9 million and $247.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. On a per share basis, the Company paid common share and common unit distributions of $1.90 during each of the years ended December 31, 2015, 2014 and 2013.
The following unaudited table summarizes the taxability of common share distributions (taxability for 2015 is estimated):

	2015	2014	2013

Ordinary dividend	$1.4348	$1.2556	$1.4312
Capital gain - 20%	0.1112	—	0.0016
IRC Sec 1250 unrecapture gain - 25%	0.3372	0.3712	0.4672
Return of capital	0.0168	0.2732	—
Total	$1.9000	$1.9000	$1.9000

The Company's tax return for the year ended December 31, 2015 has not been filed. The taxability information presented for the 2015 distributions is based upon the best available data at the time of this filing. In addition, certain of the Company's prior federal income tax returns may still be subject to examination by various taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions being reported here could be changed at a later date as a result of an examination and final determination by such taxing authorities.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2015 have the same economic characteristics as common shares of the Trust. The 3,539,075 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,539,075 outstanding common units based on the closing price of the common shares of the Company at December 31, 2015 was $109.9 million.
No common units were issued in connection with acquisitions during 2015, 2014 or 2013.

Preferred units
The Operating Partnership had no outstanding cumulative redeemable preferred units of the Operating Partnership as of December 31, 2015 or December 31, 2014. During the year ended December 31, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions and repurchases, the Company wrote off $1.2 million in origination costs. This amount was included in noncontrolling interest - operating partnership in the Trust's consolidated statements of comprehensive income.
The Company paid the following Equity Preferred Unit distributions for the year ended December 31, 2013:

Distributions (in millions)	$1.6
Distribution per unit:
Series E	$1.21
Series F	$1.32
Series G	$1.33
As of December 31, 2015, the Company had 16,013,000 authorized but unissued preferred shares.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2015, 2014, and 2013, 1,036,437, 1,643,536, and 1,248,842 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity. During the year ended December 31, 2013, the Company sold 1.9 million common shares through this program. The aggregate proceeds from the offering of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes. The Company did not sell any common shares pursuant to its continuous offering program during 2015 or 2014.
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
During the year ended December 31, 2015, the Company purchased an aggregate of 2.3 million common shares for $71.8 million as part of the share repurchase plan.

13.     OWNERS' EQUITY - OPERATING PARTNERSHIP

Common Units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of December 31, 2015 have the same economic characteristics as common shares of the Trust. The 3,539,075 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,539,075 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,539,075 outstanding common units at December 31, 2015 based on the closing price of the common shares of the Company at December 31, 2015 was $109.9 million.
No common units were issued in connection with acquisitions during 2015, 2014 or 2013.

Preferred Units
The Operating Partnership had no outstanding cumulative redeemable preferred units of the Operating Partnership as of December 31, 2015 or December 31, 2014. During the year ended December 31, 2013, the Company redeemed or repurchased $20.0 million of outstanding 7.00% Series E Cumulative Redeemable Preferred Units, $17.5 million of outstanding 6.65% Series F Cumulative Redeemable Preferred Units and $27.0 million of outstanding 6.70% Series G Cumulative Redeemable Preferred Units, all at par. In connection with these redemptions and repurchases, the Company wrote off $1.2 million in origination costs.
The Operating Partnership paid the following Equity Preferred Unit distributions for the year ended December 31, 2013:

Distributions (in millions)	$1.6
Distribution per unit:
Series E	$1.21
Series F	$1.32
Series G	$1.33

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2015, 2014, and 2013, 1,036,437, 1,643,536, and 1,248,842 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. A corresponding number of common units were issued by the Operating Partnership. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity. During year ended December 31, 2013, the Company sold 1.9 million common shares through this program. A corresponding number of common units were issued by the Operating Partnership. The aggregate proceeds from the offering of $75.0 million were used to pay down outstanding borrowings under the Company's unsecured credit facility and for general corporate purposes. The Company did not sell any common shares pursuant to its continuous offering program during 2014 or 2015.
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
During the year ended December 31, 2015, the Company purchased an aggregate of 2.3 million common shares for $71.8 million as part of the share repurchase plan. In connection with these repurchases, an equal number of common units were repurchased by the Operating Partnership from the Trust.

14.     EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to 3% of the employees' salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $1,038,000, $943,000 and $923,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Share-based compensation cost related to options for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.8 million and $1.6 million, respectively.

The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.8%	1.6%	1.1%
Dividend yield	5.2%	5.2%	5.4%
Historical volatility factor	0.240	0.236	0.356
Weighted-average expected life	7 years	6 years	6 years

The historical volatility factor is based on the Company's historical monthly share prices. The weighted-average expected life is based on the contractual term of the options as well as the historical periods held before exercise.

A summary of the Company's share option activity and related information for the year ended December 31, 2015 follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding January 1, 2015	2,492	$36.48
Granted	353	35.18
Exercised	(65)	32.38
Forfeited	(171)	41.53
Outstanding December 31, 2015	2,609	$36.08
Exercisable at December 31, 2015	1,795	$35.84

The weighted average fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $4.11, $4.09 and $7.18, respectively. Exercise prices for options outstanding as of December 31, 2015 ranged from $20.32 to $49.74. At December 31, 2015, the weighted average remaining contractual life of the options outstanding and exercisable was 5.4 years and 3.9 years, respectively.

During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $364,000, $310,000 and $4.9 million, respectively. As of December 31, 2015, 1.7 million of the options outstanding and exercisable had an exercise price higher than the closing price of the Company's common shares and are considered to have no intrinsic value at that date. As of December 31, 2015, 141,000 options outstanding and exercisable had an exercise price lower than the closing price of the Company's common shares. The aggregate intrinsic value of these options was $1.2 million at that date. The total cash received from the exercise of options for the years ended December 31, 2015, 2014 and 2013 was $2.1 million, $1.4 million and $15.2 million, respectively. The Company has historically issued new shares to satisfy share option exercises.

As of December 31, 2015, there was $250,000 of unrecognized compensation costs related to nonvested options granted under the Plan and the 2008 Plan. That cost is expected to be recognized over a weighted average period of 0.8 years.

Long Term Incentive Shares ("LTI")
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.

During 2015, 2014 and 2013, the Company granted restricted stock units to the executive officers pursuant to the 2008 Plan. For the chief executive officer's award, a portion of the restricted stock units will vest up to 272% at the end of a 3-year period for the 2015, 2014 and 2013 awards. For the other executives, a portion of the restricted stock units will vest up to 200% at the end of a 3-year period for the 2015, 2014 and 2013 awards. A portion ("First Portion") of the award vests based on whether the Company's total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 110%, 157% and 150% of the market value of a common share as of the grant date ("Market Value") for the chief executive officer and 90%, 125% and 121% of the Market Value for the other executives for the 2015, 2014 and 2013 grants, respectively. The First Portion is amortized over the respective 3-year period subject to certain accelerated vesting due to the age and years of service of certain executive officers. Another portion ("Second Portion") of the award vests based on the Company's funds from operations. Targets are established for each of the 3 years in the relevant award period. Depending on how each year's performance compares to the projected performance for that year, the restricted stock units are deemed earned and will vest at the end of the award period. The fair value of the Second Portion is based on the market value of a common share as of the grant date and is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that is anticipated to occur at those dates also subject to certain accelerated vesting provisions as described above.

The key assumptions used in the Monte Carlo simulation are as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.99%	0.68%	0.35%
Volatility	17%	24%	26%
The volatility factor is based on the Company's historical daily share prices.

Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2015, 2014 and 2013 was $10.0 million, $9.0 million and $9.1 million, respectively.

The Company's restricted LTI share activity for the year ended December 31, 2015 is as follows:

	Shares (000s)	Weighted Avg. Grant Date Fair value
Nonvested at January 1, 2015	753	$36.89
Granted	216	35.14
Vested	(207)	35.61
Forfeited	(39)	36.68
Nonvested at December 31, 2015	723	$36.75

The weighted average fair value of restricted shares granted during the years ended December 31, 2015, 2014 and 2013 was $35.14, $37.13 and $39.42 per share, respectively. As of December 31, 2015, there was $10.3 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of restricted shares vested during the years ended December 31, 2015, 2014 and 2013 was $7.4 million, $9.3 million and $9.9 million, respectively.

Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash ("Bonus Shares"). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2015, 2014 and 2013 were 111,700, 103,834 and 79,271, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $3.9 million and $3.1 million, respectively.

Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of cash contributions to an investment account depending on Company performance. Compensation cost related to the profit sharing plan for the years ended December 31, 2015, 2014 and 2013 was $965,000, $543,000 and $698,000 respectively.

An additional 5,574,605, 6,100,098 and 6,637,761 common shares were reserved for issuance for future grants under the Plan and the 2008 Plan at December 31, 2015, 2014 and 2013, respectively.

Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan ("ESPP"). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee's salary, at a 15% discount to fair market value. There were 13,127, 12,612 and 16,793 shares issued, in accordance with the ESPP, during the years ended December 31, 2015, 2014 and 2013, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2015, 2014 and 2013 was $62,000, $104,000 and $71,000, respectively.
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

Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2015, were as follows (in thousands):

Year	Amount
2016	$1,038
2017	1,038
2018	1,038
2019	1,038
2020	1,038
2021 though 2034	6,754
Total	$11,944

Operating ground lease expense incurred by the Company during the years December 31, 2015, 2014 and 2013 totaled $815,000, $454,000 and $210,000, respectively.

Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of December 31, 2015 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.

Other
As of December 31, 2015, the Company had letter of credit obligations of $5.9 million related to mortgages and development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.

As of December 31, 2015, the Company had 27 buildings under development. These buildings are expected to contain a total of 6.8 million square feet of leaseable space and represent an anticipated aggregate investment of $672.0 million. At December 31, 2015, Development in Progress totaled $360.9 million. In addition, as of December 31, 2015, the Company had invested $16.1 million in deferred leasing costs related to these development buildings.

As of December 31, 2015, the Company was committed to $42.0 million in improvements on certain buildings and land parcels.

As of December 31, 2015, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $53.5 million.

As of December 31, 2015, the Company was committed to $31.9 million in future land purchases. The Company expects to complete these purchases during the year ended December 31, 2016.

As of December 31, 2015, the Company was committed to fund up to $4 million for tenant improvements and leasing commissions under a loan to the buyer of properties in the Company's Southeastern PA reportable segment.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

17.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2015 and 2014 follows.

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2015	2015	2015	2015	2014	2014	2014	2014

Operating revenue	$199,382	$198,972	$203,518	$206,901	$203,685	$198,356	$192,960	$197,630
Income from continuing operations	82,363	93,695	36,526	31,862	84,193	35,318	29,811	26,260
Discontinued operations	—	—	—	—	306	133	296	47,846
Net income	82,363	93,695	36,526	31,862	84,499	35,451	30,107	74,106
Income per common share - basic (1)	0.55	0.61	0.24	0.21	0.56	0.23	0.20	0.49
Income per common share - diluted (1)	0.55	0.61	0.24	0.21	0.55	0.23	0.20	0.49

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
18.     SEGMENT INFORMATION

The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At December 31, 2015, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

•Carolinas;
•Chicago/Milwaukee;
•Houston;
•Lehigh/Central PA;
•Minnesota;
•Orlando;
•Philadelphia;
•Richmond/Hampton Roads;
•Southeastern PA;
•South Florida;
•Tampa; and
•United Kingdom.

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

The operating information by reportable segment is as follows (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Operating revenue
Carolinas	$40,917	$35,870	$30,243
Chicago/Milwaukee	37,431	33,068	18,083
Houston	54,031	49,309	37,773
Lehigh/Central PA	133,473	118,145	101,101
Minnesota	47,932	54,892	62,415
Orlando	21,802	32,674	31,400
Philadelphia	40,490	35,238	31,690
Richmond/Hampton Roads	31,033	40,911	40,247
South Florida	50,638	48,804	38,464
Southeastern PA	147,712	148,714	165,248
Tampa	54,744	53,725	52,230
United Kingdom	15,135	16,360	7,669
Other	133,345	130,013	142,402
Segment-level operating revenue	808,683	797,723	758,965

Reconciliation to total operating revenues
Discontinued operations	—	(4,728)	(113,586)
Other	90	(364)	551
Total operating revenue	$808,773	$792,631	$645,930

Net operating income
Carolinas	$28,594	$24,578	$20,434
Chicago/Milwaukee	24,851	20,856	11,726
Houston	31,159	29,134	22,632
Lehigh/Central PA	94,972	82,050	68,504
Minnesota	20,112	26,464	30,016
Orlando	14,842	21,472	20,506
Philadelphia	29,679	26,722	23,587
Richmond/Hampton Roads	19,255	24,357	24,063
South Florida	28,308	27,947	20,943
Southeastern PA	80,458	81,183	91,193
Tampa	34,133	33,776	33,042
United Kingdom	10,486	10,704	2,597
Other	87,925	83,991	81,435
Segment-level net operating income	504,774	493,234	450,678

Reconciliation to income from continuing operations
Interest expense (1)	(135,779)	(152,444)	(143,018)
Depreciation/amortization expense (1) (2)	(166,500)	(177,715)	(138,128)
Impairment - real estate assets	(18,244)	(117)	(248)
Gain on property dispositions	100,314	45,147	—
Equity in earnings of unconsolidated joint ventures	3,149	10,314	6,067
General and administrative expense (1) (2)	(44,529)	(38,041)	(50,998)
Discontinued operations excluding gain on property dispositions	—	(1,950)	(26,455)
Income taxes (2)	(2,911)	(2,781)	(2,748)
Other	4,172	(65)	2,605
Income from continuing operations	$244,446	$175,582	$97,755
(1) Includes activity on discontinued operations.
(2) Excludes costs which are included in determining segment-level net operating income.

The amount of depreciation and amortization expense related to tenant improvement and lease transaction costs within each reporting segment for the Net operating income calculation is as follows (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Carolinas	$2,413	$2,329	$1,935
Chicago/Milwaukee	1,161	466	251
Houston	4,466	3,988	3,200
Lehigh/Central PA	11,641	10,157	9,781
Minnesota	4,986	4,478	5,797
Orlando	1,963	3,116	3,037
Philadelphia	2,220	1,803	1,729
Richmond/Hampton Roads	2,894	4,278	4,156
South Florida	3,572	2,824	2,979
Southeastern PA	12,346	12,272	15,040
Tampa	3,872	3,384	3,033
United Kingdom	292	177	172
Other	8,249	5,631	13,439
Depreciation and amortization of tenant improvement and lease transaction costs	$60,075	$54,903	$64,549

The Company's operating revenue by product type and by reportable segment for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Industrial	Office	Total	Industrial	Office	Total	Industrial	Office	Total
Carolinas	$40,917	$—	$40,917	$35,870	$—	$35,870	$30,243	$—	$30,243
Chicago/Milwaukee	37,431	—	37,431	33,068	—	33,068	18,083	—	18,083
Houston	53,802	229	54,031	49,309	—	49,309	37,773	—	37,773
Lehigh/Central PA	131,168	2,305	133,473	115,821	2,324	118,145	98,715	2,386	101,101
Minnesota	24,721	23,211	47,932	25,378	29,514	54,892	32,043	30,372	62,415
Orlando	20,056	1,746	21,802	18,635	14,039	32,674	16,535	14,865	31,400
Philadelphia	11,809	28,681	40,490	10,072	25,166	35,238	9,534	22,156	31,690
Richmond/Hampton Roads	21,158	9,875	31,033	20,924	19,987	40,911	19,073	21,174	40,247
South Florida	20,740	29,898	50,638	18,603	30,201	48,804	7,955	30,509	38,464
Southeastern PA	28,457	119,255	147,712	28,895	119,819	148,714	27,076	138,172	165,248
Tampa	26,353	28,391	54,744	25,451	28,274	53,725	24,331	27,899	52,230
United Kingdom	12,104	3,031	15,135	13,090	3,270	16,360	4,205	3,464	7,669
Other (1)	86,180	47,165	133,345	82,672	47,341	130,013	43,355	99,047	142,402
	$514,896	$293,787	808,683	$477,788	$319,935	797,723	$368,921	$390,044	758,965
Reconciliation to total operating revenue
Discontinued operations			—			(4,728)			(113,586)
Corporate other			90			(364)			551
Total operating revenue			$808,773			$792,631			$645,930

(1)	A substantial portion of the buildings contributing to office operating revenue in 2013 were sold in conjunction with the Portfolio Sale. See Footnote 19.

The Company's total assets by reportable segment as of December 31, 2015 and 2014 is as follows (in thousands):

	As of December 31,
	2015	2014
Carolinas	$338,273	$325,690
Chicago/Milwaukee	429,390	422,531
Houston	522,285	418,154
Lehigh/Central PA	1,157,468	1,023,641
Minnesota	346,840	333,506
Orlando	138,181	160,899
Philadelphia	444,889	366,243
Richmond/Hampton Roads	128,825	250,205
South Florida	409,501	400,034
Southeastern PA	448,523	698,163
Tampa	326,670	335,652
United Kingdom	215,850	231,271
Other	1,586,481	1,553,250
Segment-level total assets	6,493,176	6,519,239
Corporate Other	64,453	92,775
Total assets	$6,557,629	$6,612,014

The Company's real estate assets by reportable segment as of December 31, 2015 and 2014 is as follows (in thousands):

	As of December 31,
	2015	2014
Carolinas	$322,707	$309,822
Chicago/Milwaukee	387,182	383,494
Houston	483,432	398,080
Lehigh/Central PA	1,096,195	958,886
Minnesota	322,627	302,830
Orlando	119,356	139,218
Philadelphia	282,159	255,313
Richmond/Hampton Roads	123,641	238,670
South Florida	389,534	378,398
Southeastern PA	410,195	636,280
Tampa	306,822	317,106
United Kingdom	174,390	182,588
Other	1,447,322	1,391,744
Total real estate assets	$5,865,562	$5,892,429

The Company incurred the following costs related to its long-lived assets for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Costs incurred on long-lived assets
Carolinas	$21,993	$72,252	$15,582
Chicago/Milwaukee	13,483	21,698	248,640
Houston	96,681	70,903	116,024
Lehigh/Central PA	165,319	105,725	161,925
Minnesota	41,259	28,966	38,434
Orlando	5,344	7,827	10,953
Philadelphia	34,122	32,012	17,941
Richmond/Hampton Roads	9,182	10,348	15,880
South Florida	34,089	30,063	148,165
Southeastern PA	9,047	39,638	39,590
Tampa	4,161	7,262	28,655
United Kingdom	12,960	16,298	155,829
Other	125,412	172,495	897,831
Total costs incurred on long-lived assets	$573,052	$615,487	$1,895,449

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

Prior to the adoption of Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") on January 1, 2014, the results of operations for all operating properties sold or held for sale during the reported periods were shown under discontinued operations on the consolidated statements of comprehensive income. Under ASU 2014-08, operating properties that were sold or classified as held for sale before the adoption of ASU 2014-08 continue to be classified as discontinued operations. Accordingly, operating properties previously reported as discontinued operations (including the Portfolio Sale) will continue to be presented as discontinued operations on the consolidated statements of comprehensive income for all periods presented. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. The proceeds from the disposition of properties excluding the Portfolio Sale that were included in discontinued operations were $136.7 million for the year ended December 31, 2013.

A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Revenues	$—	$4,728	$113,586
Operating expenses	—	(2,258)	(41,875)
Interest and other income	—	37	213
Interest expense	—	(557)	(15,903)
Depreciation and amortization	—	—	(29,566)
Income before gain on property dispositions	—	1,950	26,455
Gain on property dispositions	—	46,631	95,384
Net income	$—	$48,581	$121,839

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.

One property totaling 92,000 square feet in the Company’s Minnesota reportable segment was considered held for sale as of December 31, 2015. Under ASU 2014-08, this property has not been classified as discontinued operations.

Asset Impairment
The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. During the years ended December 31, 2015, 2014 and 2013, the Company recognized impairment losses of $18.2 million, $0.1 million and $1.1 million, respectively. These totals include the Company's share of certain impairment losses recognized by unconsolidated joint ventures in which the Company held an interest. The impairment losses are for operating properties or land parcels and were in the reportable segments and for the amounts as indicated below (in thousands):

	Year Ended December 31,
Reportable Segment	2015	2014	2013
Richmond/Hampton Roads	$13,755	$—	$—
Southeastern PA	2,328	106
Tampa	—	—	248
United Kingdom	—	—	—
Other	2,161	11	872
Total	$18,244	$117	$1,120

For the year ended December 31, 2015, $18.2 million in impairments were included in impairment - real estate assets in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2014, $0.1 million in impairments were included in impairment - real estate assets in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2013, $0.9 million in impairments were included in discontinued operations and $0.2 million in impairments were included in impairment - real estate assets in the Company's consolidated statements of comprehensive income. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820. These measurements have occurred throughout the respective periods as circumstances arise, and the resulting estimates of fair value are not necessarily reflective of measurements at the period’s end. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2015.

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

•
Deferred financing costs of $3.9 million incurred in conjunction with the financing of the September 27, 2013 $450.0 million senior unsecured notes offering (included in unsecured notes in the Company’s consolidated balance sheets with amortization reflected in interest expense over the life of the related notes in the Company’s consolidated statements of comprehensive income).

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

The following unaudited pro forma condensed income statement information has been prepared as if the Cabot Acquisition, the Trust’s August 2013 common share offering and the Operating Partnership’s September 2013 senior note offering had been completed on January 1, 2013. The pro forma condensed consolidated financial information does not purport to represent what the Company’s results of operations would have been assuming the completion of the Cabot Acquisition and the related financing activities had occurred on January 1, 2013 nor do they purport to project the results of operations of the Company for any future period (in thousands):

For the Year Ended
December 31, 2013
Total operating revenue	$750,896
Net income available to common shareholders	$211,601

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the Cabot Acquisition to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to building and improvements and in-place lease intangibles had been applied on January 1, 2013.

21.     DERIVATIVE INSTRUMENTS

In connection with the Cabot acquisition, the Company assumed the seller’s interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had an aggregate notional amounts of $101.4 million and $103.6 million at December 31, 2015 and 2014, respectively, and expire at various dates between 2018 and 2020.

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

The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the year ended December 31, 2015 and 2014 and from November 22, 2013 to December 31, 2013 (in thousands):

	Year Ended		November 22, 2013 - December 31, 2013
	December 31, 2015	December 31, 2014
Amount of (loss) gain related to the effective portion recognized in other comprehensive (loss) income	$(1,884)	$(3,400)	$1,600
Amount of loss related to the effective portion reclassified to interest expense	$(1,396)	$(1,500)	$—
Amount of (loss) gain related to the ineffective portion recognized in interest expense	$(91)	$(82)	$266

The fair value of the interest rate swaps in the amount of $7.1 million and $8.5 million as of December 31, 2015 and 2014, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.9 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $7.2 million.

22. SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENT OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	2015	2014	2013
Write-off of fully depreciated/amortized property and deferred costs	$42,339	$38,131	$22,269
Write-off of depreciated property and deferred costs due to sale/demolition	252,017	173,083	202,695
Write-off of preferred units costs due to redemption	—	—	1,214
Assumption of mortgage loans in connection with the acquisition of properties	—	—	229,751
Increase in investments in and advances to unconsolidated joint ventures due to disposition/development activity	—	(11,948)	—
Changes in accrued development capital expenditures	11,964	6,264	17,053
Unrealized (loss) gain on cash flow hedge	(488)	(3,419)	1,584

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

23.     SUBSEQUENT EVENTS

From January 1, 2016 to February 26, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million as part of the Company's share repurchase plan.

Liberty Property Trust and Liberty Property Limited Partnership
Schedule II (in thousands)

The following table details the activity for the allowance for doubtful accounts.

	Balance at December 31, 2014	Additions	Deductions	Balance at December 31, 2015
Allowance for Doubtful Accounts - Straight Line Rent	$910	$1,233	$(1,562)	$581
Allowance for Doubtful Accounts - Accounts Receivable	6,490	4,246	(4,419)	6,317
Total	$7,400	$5,479	$(5,981)	$6,898

	Balance at December 31, 2013	Additions	Deductions	Balance at December 31, 2014
Allowance for Doubtful Accounts - Straight Line Rent	$823	$1,097	$(1,010)	$910
Allowance for Doubtful Accounts - Accounts Receivable	6,938	3,886	(4,334)	6,490
Total	$7,761	$4,983	$(5,344)	$7,400

	Balance at December 31, 2012	Additions	Deductions	Balance at December 31, 2013
Allowance for Doubtful Accounts - Straight Line Rent	$798	$815	$(790)	$823
Allowance for Doubtful Accounts - Accounts Receivable	6,216	2,505	(1,783)	6,938
Total	$7,014	$3,320	$(2,573)	$7,761

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1467 Perryman Road	Aberdeen, MD	$—		$12,052,635	$—	$35,346,705	$12,334,030	$35,065,310	$47,399,340	$1,369,265	2014	5 - 40
1501 Perryman Road	Aberdeen, MD	—		5,813,324	18,874,059	5,422,539	5,816,839	24,293,083	30,109,922	5,910,950	2005	5 - 40
869 S Route 53	Addison, IL	—		1,194,223	4,201,881	61,258	1,194,223	4,263,140	5,457,363	297,229	2013	5 - 40
901 S Route 53	Addison, IL	—		2,055,066	5,984,093	661,947	2,055,066	6,646,040	8,701,106	431,780	2013	5 - 40
200 Boulder Drive	Allentown, PA	—		4,722,683	18,922,645	902,672	4,722,683	19,825,317	24,548,000	5,621,980	2004	5 - 40
250 Boulder Drive	Allentown, PA	—		3,599,936	12,099,145	2,149,322	3,717,733	14,130,670	17,848,403	4,657,632	2004	5 - 40
400 Nestle Way	Allentown, PA	—		8,065,500	—	27,960,348	8,184,096	27,841,752	36,025,848	14,183,487	1997	5 - 40
650 Boulder Drive	Allentown, PA	—		5,208,248	—	32,159,603	9,961,788	27,406,063	37,367,851	9,049,776	2002	5 - 40
651 Boulder Drive	Allentown, PA	—		4,308,646	—	17,738,622	4,308,646	17,738,622	22,047,268	8,117,529	2000	5 - 40
700 Nestle Way	Allentown, PA	—		3,473,120	—	20,186,320	4,174,970	19,484,470	23,659,440	10,049,517	1998	5 - 40
705 Boulder Drive	Allentown, PA	—		10,594,027	—	28,652,353	10,596,767	28,649,613	39,246,380	12,616,449	2001	5 - 40
7165 Ambassador Drive	Allentown, PA	—	*	792,999	—	4,644,609	804,848	4,632,760	5,437,608	1,884,477	2002	5 - 40
7248 Industrial Boulevard	Allentown, PA	—		2,670,849	13,307,408	4,712,185	2,670,673	18,019,769	20,690,442	8,443,302	1988	5 - 40
7339 Industrial Boulevard	Allentown, PA	—		1,187,776	—	7,592,257	1,197,447	7,582,586	8,780,033	3,650,841	1996	5 - 40
7437 Industrial Boulevard	Allentown, PA	—		717,488	5,022,413	3,377,718	726,651	8,390,967	9,117,618	4,969,096	1976	5 - 40
8014 Industrial Boulevard	Allentown, PA	—		4,019,258	—	9,909,602	3,645,117	10,283,743	13,928,860	4,893,825	1999	5 - 40
8150 Industrial Boulevard	Allentown, PA	—		2,564,167	—	9,396,095	2,571,466	9,388,796	11,960,262	3,148,626	2002	5 - 40
8250 Industrial Boulevard	Allentown, PA	—		1,025,667	—	5,082,558	1,035,854	5,072,371	6,108,225	1,696,937	2002	5 - 40
8400 Industrial Boulevard	Allentown, PA	—		6,725,948	—	27,161,555	7,521,211	26,366,292	33,887,503	6,758,180	2005	5 - 40
6330 Hedgewood Drive	Allentown, PA	—		531,268	—	6,060,145	532,047	6,059,366	6,591,413	3,620,745	1988	5 - 40
6350 Hedgewood Drive	Allentown, PA	—		360,027	—	4,526,060	560,691	4,325,396	4,886,087	2,309,215	1989	5 - 40
6370 Hedgewood Drive	Allentown, PA	—		540,795	—	4,019,260	541,459	4,018,596	4,560,055	2,279,429	1990	5 - 40
6390 Hedgewood Drive	Allentown, PA	—		707,203	—	3,018,919	707,867	3,018,255	3,726,122	1,813,455	1990	5 - 40
6520 Stonegate Drive	Allentown, PA	—		453,315	—	1,873,771	484,361	1,842,725	2,327,086	992,068	1996	5 - 40
6540 Stonegate Drive	Allentown, PA	—		422,042	—	4,073,406	422,730	4,072,718	4,495,448	2,759,797	1988	5 - 40
6560 Stonegate Drive	Allentown, PA	—		458,281	—	2,858,752	458,945	2,858,088	3,317,033	1,969,167	1989	5 - 40
6580 Snowdrift Road	Allentown, PA	—		388,328	—	4,876,767	389,081	4,876,014	5,265,095	2,828,651	1988	5 - 40
7620 Cetronia Road	Allentown, PA	—		1,091,806	3,851,456	445,980	1,093,724	4,295,518	5,389,242	2,148,035	1990	5 - 40
3095 Presidential Drive	Atlanta, GA	—		200,351	1,729,161	216,941	200,351	1,946,102	2,146,453	148,824	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3097 Presidential Drive	Atlanta, GA	—		188,680	1,721,048	86,553	188,680	1,807,601	1,996,281	148,512	2013	5 - 40
7030 Buford Highway NE	Atlanta, GA	—	*	919,850	4,051,340	940,852	919,850	4,992,192	5,912,042	428,292	2013	5 - 40
Barton 150	Barton Under Needwood, UK	—		2,196,955	13,643,981	(1,742,245)	1,955,326	12,143,365	14,098,691	786,014	2013	5 - 40
1055-1071 Kingsland Drive	Batavia, IL	—		727,294	2,367,529	326,403	727,294	2,693,932	3,421,226	235,638	2013	5 - 40
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	712,788	299,600	2,531,649	2,831,249	1,041,001	1985	5 - 40
11800 Baltimore Avenue	Beltsville,MD	—		2,769,962	1,829,028	373,362	2,769,962	2,202,391	4,972,353	208,719	2013	5 - 40
11850 Baltimore Avenue	Beltsville,MD	—		3,595,044	2,415,132	277,582	3,595,044	2,692,714	6,287,758	333,699	2013	5 - 40
11900 Baltimore Avenue	Beltsville,MD	—		3,492,036	2,024,038	480,354	3,492,036	2,504,392	5,996,428	358,357	2013	5 - 40
12104 Indian Creek Court	Beltsville,MD	—		2,021,752	2,503,802	391,474	2,021,752	2,895,276	4,917,028	397,647	2013	5 - 40
12200 Indian Creek Court	Beltsville,MD	—		1,347,882	1,460,291	612,557	1,347,882	2,072,848	3,420,730	157,679	2013	5 - 40
12240 Indian Creek Court	Beltsville,MD	—		1,479,307	2,159,997	552,121	1,479,307	2,712,119	4,191,426	211,434	2013	5 - 40
1071 Thorndale Avenue	Bensenville,IL	—		2,173,006	2,280,788	174,978	2,016,715	2,612,057	4,628,772	247,640	2013	5 - 40
1260-1274 Ellis Street	Bensenville,IL	—	*	2,298,560	4,020,382	360,126	2,298,560	4,380,508	6,679,068	403,950	2013	5 - 40
371-377 Meyer Road	Bensenville,IL	—	*	1,903,423	3,563,953	301,673	1,903,423	3,865,626	5,769,049	360,978	2013	5 - 40
850-880 Devon Ave	Bensenville,IL	—	*	2,958,756	7,959,013	693,361	2,958,756	8,652,374	11,611,130	709,605	2013	5 - 40
10 Emery Street	Bethlehem, PA	—		5,591,216	32,941,818	7,229,427	8,945,327	36,817,134	45,762,461	1,410,917	2014	5 - 40
2785 Commerce Center Boulevard	Bethlehem, PA	—		11,961,623	—	46,707,077	12,009,985	46,658,715	58,668,700	3,031,218	2011	5 - 40
74 West Broad Street	Bethlehem, PA	—		1,096,127	—	14,540,256	1,099,079	14,537,304	15,636,383	6,410,073	2002	5 - 40
10801 Nesbitt Avenue South	Bloomington, MN	—		784,577	—	5,010,219	786,382	5,008,414	5,794,796	1,851,425	2001	5 - 40
5705 Old Shakopee Road	Bloomington, MN	—		2,113,223	—	6,276,164	2,148,571	6,240,816	8,389,387	2,115,865	2001	5 - 40
5715 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	2,316,756	1,264,758	4,676,006	5,940,764	1,939,380	2002	5 - 40
5735 Old Shakopee Road West	Bloomington, MN	—		1,263,226	2,360,782	1,006,356	1,264,758	3,365,606	4,630,364	1,105,007	2002	5 - 40
5775 West Old Shakopee Road	Bloomington, MN	—		2,052,018	3,849,649	1,676,375	2,060,644	5,517,398	7,578,042	2,251,291	2002	5 - 40
6161 Green Valley Drive	Bloomington, MN	—		740,378	3,311,602	1,680,574	709,961	5,022,593	5,732,554	2,271,251	1992	5 - 40
6601-6625 W. 78th Street	Bloomington, MN	—		2,263,060	—	42,098,480	2,310,246	42,051,294	44,361,540	17,834,890	1998	5 - 40
750 Park of Commerce Boulevard	Boca Raton, FL	—		2,430,000	—	22,337,738	2,473,406	22,294,332	24,767,738	3,985,949	2007	5 - 40
777 Yamato Road	Boca Raton, FL	—		4,101,247	16,077,347	5,344,482	4,501,247	21,021,829	25,523,076	8,875,993	1987	5 - 40
951 Broken Sound Parkway	Boca Raton, FL	—		1,426,251	6,098,952	2,001,056	1,426,251	8,100,008	9,526,259	3,964,177	1986	5 - 40
1455 Remington Boulevard	Bolingbrook, IL	—		2,501,294	10,704,719	1,170	2,501,294	10,705,889	13,207,183	879,209	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
150 E Crossroads Parkway	Bolingbrook, IL	—	*	3,078,949	14,143,377	1,124,578	3,078,949	15,267,955	18,346,904	1,166,216	2013	5 - 40
553 S Joliet Avenue	Bolingbrook, IL	—	*	3,764,831	15,109,947	1,296,625	3,764,831	16,406,572	20,171,403	1,508,882	2013	5 - 40
400 Boulder Drive	Breinigsville, PA	—		2,859,106	—	10,599,615	2,865,575	10,593,146	13,458,721	3,094,910	2003	5 - 40
8201 Industrial Boulevard	Breinigsville, PA	—		2,089,719	—	8,353,910	2,222,168	8,221,461	10,443,629	2,038,762	2006	5 - 40
8500 Industrial Bouldvard	Breinigsville, PA	—		8,752,708	—	39,866,096	11,511,499	37,107,305	48,618,804	9,089,031	2007	5 - 40
860 Nestle Way	Breinigsville, PA	—		8,118,881	18,885,486	7,417,175	8,118,881	26,302,661	34,421,542	8,792,764	2004	5 - 40
1485 W. Commerce Avenue	Carlisle, PA	—		4,249,868	13,886,039	2,344,063	4,095,262	16,384,708	20,479,970	6,043,883	2004	5 - 40
40 Logistics Drive	Carlisle, PA	—		7,981,850	—	33,008,825	8,081,272	32,909,403	40,990,675	3,013,072	2011	5 - 40
135-195 East Elk Trail	Carol Stream, IL	—		4,873,094	12,430,320	594,561	4,873,094	13,024,881	17,897,975	694,475	2013	5 - 40
515 Kehoe Boulevard	Carol Stream, IL	—		5,523,427	14,581,705	203,950	5,523,427	14,785,655	20,309,082	943,841	2013	5 - 40
1413 Bradley Lane	Carrollton, TX	—	*	247,477	2,028,322	83,523	247,477	2,111,845	2,359,322	176,999	2013	5 - 40
3200 Belmeade Drive	Carrollton, TX	—		1,042,453	8,027,974	414,235	1,042,453	8,442,209	9,484,662	634,295	2013	5 - 40
1475 Nitterhouse Drive	Chambersburg, PA	—		7,081,007	39,002,011	2,091,556	7,081,007	41,093,567	48,174,574	3,258,216	2013	5 - 40
95 Kriner Road	Chambersburg, PA	—		8,695,501	—	34,926,589	9,407,871	34,214,219	43,622,090	6,917,933	2006	5 - 40
9000 109th Street	Champlain, MN	—	*	1,251,043	11,662,995	119,919	1,251,043	11,782,914	13,033,957	1,473,425	2011	5 - 40
11701 Goodrich Drive	Charlotte, NC	—		2,054,621	6,356,151	817,623	2,054,621	7,173,773	9,228,394	1,015,254	2013	5 - 40
12810 Virkler Drive	Charlotte, NC	—		475,368	2,367,586	738,197	476,262	3,104,888	3,581,150	380,450	2010	5 - 40
2700 Hutchinson McDonald Road	Charlotte, NC	—		912,500	4,721,259	309,842	912,500	5,031,101	5,943,601	613,658	2011	5 - 40
2701 Hutchinson McDonald Road	Charlotte, NC	—		1,275,000	4,649,750	630,260	1,275,000	5,280,010	6,555,010	666,561	2011	5 - 40
2730 Hutchinson McDonald Road	Charlotte, NC	—		1,878,750	10,129,499	43,022	1,878,750	10,172,521	12,051,271	1,162,053	2011	5 - 40
2801 Hutchinson McDonald Road	Charlotte, NC	—		1,065,000	6,975,250	213,916	1,065,000	7,189,166	8,254,166	872,805	2011	5 - 40
3000 Crosspoint Center Lane	Charlotte, NC	—		1,831,250	10,779,412	1,032,234	1,831,250	11,811,646	13,642,896	1,371,005	2011	5 - 40
3005 Crosspoint Center Lane	Charlotte, NC	—		1,990,000	6,561,540	665,107	1,990,000	7,226,647	9,216,647	780,369	2011	5 - 40
4045 Perimeter West Drive	Charlotte, NC	—		1,418,928	7,511,050	(52,318)	1,418,928	7,458,732	8,877,660	970,146	2011	5 - 40
4047 Perimeter West Drive	Charlotte, NC	—		1,279,004	—	6,399,096	1,279,004	6,399,096	7,678,100	688,283	2011	5 - 40
4525 Statesville Road	Charlotte, NC	—		841,250	5,279,315	316,750	837,144	5,600,171	6,437,315	654,702	2011	5 - 40
4835 Sirona Drive	Charlotte, NC	3,210,583		690,750	5,086,388	102,104	690,750	5,188,492	5,879,242	474,733	2012	5 - 40
4925 Sirona Drive	Charlotte, NC	3,238,688		603,003	4,969,011	107,476	603,003	5,076,487	5,679,490	544,133	2012	5 - 40
5033 Sirona Drive	Charlotte, NC	2,622,886		509,247	4,710,218	166,524	613,962	4,772,027	5,385,989	455,174	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5039 Sirona Drive	Charlotte, NC	—		1,027,500	6,172,807	23,107	1,027,500	6,195,914	7,223,414	197,115	2014	5 - 40
8910 Pioneer Avenue	Charlotte, NC	—		527,873	4,959,206	(21,446)	527,873	4,937,760	5,465,633	497,449	2011	5 - 40
8916 Pioneer Avenue	Charlotte, NC	—		557,730	5,785,333	347,238	557,730	6,132,571	6,690,301	719,728	2011	5 - 40
2601 Indian River Road	Chesapeake, VA	—	*	1,711,746	10,418,032	437,088	1,711,746	10,855,120	12,566,866	885,048	2013	5 - 40
1540 S 54th Avenue	Cicero, IL	—		3,540,236	20,130,552	928,916	3,540,236	21,059,468	24,599,704	1,581,479	2013	5 - 40
4650 Lake Forest Drive	Cinncinnati, OH	—		1,030,242	4,003,024	233,667	1,030,242	4,236,690	5,266,932	357,652	2013	5 - 40
4750 Lake Forest Drive	Cinncinnati, OH	—		1,138,166	5,914,789	197,670	1,138,166	6,112,459	7,250,625	523,185	2013	5 - 40
9645 Gerwig Lane	Columbia, MD	—		1,915,960	6,461,228	320,391	1,915,960	6,781,619	8,697,579	578,261	2013	5 - 40
2550 John Glenn Avenue	Columbus, OH	—		540,601	5,129,342	869,575	540,601	5,998,917	6,539,518	406,007	2013	5 - 40
3800 Twin Creeks Drive	Columbus, OH	—		549,393	4,643,302	491,170	549,393	5,134,472	5,683,865	362,302	2013	5 - 40
330 South Royal Lane	Coppell, TX	—		2,091,426	—	11,002,754	2,091,426	11,002,754	13,094,180	65,097	2015	5 - 40
455 Airline Drive	Coppell, TX	—	*	312,701	2,311,531	742,190	312,701	3,053,721	3,366,422	394,388	2013	5 - 40
2130 Baldwin Avenue	Crofton, MD	—		3,172,032	7,350,782	418,907	3,172,032	7,769,689	10,941,721	626,318	2013	5 - 40
329-333 Herrod Boulevard	Dayton, NJ	—	*	4,039,559	20,863,051	2,285,014	4,039,559	23,148,065	27,187,624	1,701,158	2013	5 - 40
1250 Hall Court	Deer Park, TX	—		829,570	4,778,327	120,899	831,611	4,897,185	5,728,796	1,178,012	2006	5 - 40
301-321 S Goolsby Boulevard	Deerfield Beach, FL	—		498,136	2,781,180	184,573	498,136	2,965,753	3,463,889	197,893	2013	5 - 40
1680 Executive Drive	Duluth, GA	—		1,928,412	4,651,819	573,627	1,928,412	5,225,446	7,153,858	586,154	2013	5 - 40
1700 Executive Drive	Duluth, GA	—		1,082,072	2,496,599	458,767	1,082,072	2,955,366	4,037,438	348,680	2013	5 - 40
2670 Breckinridge Boulevard	Duluth, GA	—		1,676,415	4,567,592	568,647	1,676,415	5,136,240	6,812,655	416,765	2013	5 - 40
170 Parkway West	Duncan, SC	—		598,348	3,643,756	474,682	598,918	4,117,868	4,716,786	1,085,855	2006	5 - 40
190 Parkway West	Duncan, SC	—		551,663	3,310,993	251,300	552,211	3,561,744	4,113,955	871,587	2006	5 - 40
265 Parkway East	Duncan, SC	—		901,444	5,751,389	193,199	902,374	5,943,658	6,846,032	1,753,633	2006	5 - 40
285 Parkway East	Duncan, SC	—		975,433	5,851,990	360,530	976,393	6,211,560	7,187,953	1,558,582	2006	5 - 40
1000 Parliament Court	Durham, NC	—		2,229,000	7,064,506	81,890	2,229,000	7,146,396	9,375,396	334,717	2014	5 - 40
4226 Surles Court	Durham, NC	—		1,440,000	7,932,265	130,771	1,440,000	8,063,036	9,503,036	449,066	2014	5 - 40
4227 Surles Court	Durham, NC	—		1,500,000	5,624,030	74,695	1,500,000	5,698,724	7,198,724	249,153	2014	5 - 40
4234 Surles Court	Durham, NC	—		1,440,000	7,356,161	(4,933)	1,440,000	7,351,228	8,791,228	395,115	2014	5 - 40
4300 Emperor Center	Durham, NC	—		1,576,500	4,240,961	114,080	1,576,500	4,355,041	5,931,541	215,916	2014	5 - 40
3169 Dodd Road	Eagan, MN	—		988,594	6,586,907	1,566	988,594	6,588,473	7,577,067	733,028	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3711 Kennebec Drive	Eagan, MN	—		999,702	4,042,589	313,808	999,702	4,356,397	5,356,099	768,996	2011	5 - 40
917 Lone Oak Road	Eagan, MN	—	*	1,493,115	6,120,455	719,188	1,493,115	6,839,643	8,332,758	709,824	2013	5 - 40
10301-10305 West 70th Street	Eden Prairie, MN	—		120,622	1,085,226	310,312	118,300	1,397,860	1,516,160	587,445	1984	5 - 40
10321 West 70th Street	Eden Prairie, MN	—		145,198	1,305,700	578,495	142,399	1,886,994	2,029,393	816,454	1984	5 - 40
10333 West 70th Street	Eden Prairie, MN	—		110,746	995,868	333,454	108,610	1,331,458	1,440,068	567,078	1984	5 - 40
10349-10357 West 70th Street	Eden Prairie, MN	—		275,903	2,481,666	900,007	270,584	3,386,992	3,657,576	1,603,975	1985	5 - 40
10365-10375 West 70th Street	Eden Prairie, MN	—		291,077	2,618,194	1,530,128	285,464	4,153,935	4,439,399	1,596,638	1985	5 - 40
10393-10394 West 70th Street	Eden Prairie, MN	—		269,618	2,423,318	2,319,934	264,419	4,748,451	5,012,870	1,600,330	1985	5 - 40
10400 Viking Drive	Eden Prairie, MN	—		2,912,391	—	23,674,446	2,938,372	23,648,465	26,586,837	10,860,957	1999	5 - 40
7075 Flying Cloud Drive	Eden Prairie, MN	—		10,232,831	10,855,851	1,408,606	10,243,977	12,253,310	22,497,287	2,424,879	2007	5 - 40
7078 Shady Oak Road	Eden Prairie, MN	—		343,093	3,085,795	1,528,369	336,481	4,620,776	4,957,257	2,237,010	1985	5 - 40
7615 Smetana Lane	Eden Prairie, MN	—		1,011,517	—	9,043,293	3,000,555	7,054,255	10,054,810	2,778,882	2001	5 - 40
7625 Smetana Lane	Eden Prairie, MN	—		4,500,641	—	3,411,028	1,916,609	5,995,060	7,911,669	1,577,903	2006	5 - 40
7695-7699 Anagram Drive	Eden Prairie, MN	—		760,525	3,254,758	1,204,632	760,525	4,459,390	5,219,915	2,315,503	1997	5 - 40
7777 Golden Triangle Drive	Eden Prairie, MN	—		993,101	2,136,862	1,299,413	993,101	3,436,274	4,429,375	1,545,239	2000	5 - 40
7800 Equitable Drive	Eden Prairie, MN	—		2,188,525	3,788,762	545,644	2,188,525	4,334,405	6,522,930	1,753,415	1993	5 - 40
7905 Fuller Road	Eden Prairie, MN	—		1,229,862	4,075,167	1,980,136	1,230,965	6,054,200	7,285,165	3,491,555	1994	5 - 40
8855 Columbine Road	Eden Prairie, MN	—		1,400,925	—	5,199,574	1,599,757	5,000,742	6,600,499	1,448,477	2000	5 - 40
8911 Columbine Road	Eden Prairie, MN	—		916,687	—	4,465,073	1,718,407	3,663,353	5,381,760	1,135,266	2000	5 - 40
8937 Columbine Road	Eden Prairie, MN	—		1,325,829	—	5,872,477	1,739,966	5,458,340	7,198,306	1,690,162	2001	5 - 40
8967 Columbine Road	Eden Prairie, MN	—		1,450,000	—	4,536,312	1,450,000	4,536,312	5,986,312	1,720,545	2000	5 - 40
8995 Columbine Road	Eden Prairie, MN	—		1,087,594	—	4,610,464	2,055,296	3,642,762	5,698,058	1,261,670	2001	5 - 40
9023 Columbine Road	Eden Prairie, MN	—		1,956,273	—	6,217,735	1,956,273	6,217,735	8,174,008	2,480,335	1999	5 - 40
2250 Arthur Avenue	Elk Grove, IL	—		1,403,196	2,386,396	110,769	1,403,196	2,497,165	3,900,361	201,931	2013	5 - 40
6600 Business Parkway	Elkridge, MD	—		3,680,220	14,671,910	649,715	3,680,220	15,321,625	19,001,845	1,019,695	2013	5 - 40
6675 Business Parkway	Elkridge, MD	—	*	2,421,854	9,730,192	421,361	2,421,854	10,151,553	12,573,407	687,926	2013	5 - 40
7351 Coca Cola Drive	Elkridge, MD	—		1,897,044	—	7,288,821	3,023,417	6,162,448	9,185,865	1,640,052	2006	5 - 40
21705-21707 Mississippi Street	Elwood, IL	—		10,594,259	30,329,802	895,205	10,594,259	31,225,008	41,819,267	3,644,519	2011	5 - 40
27143 S. Baseline Road	Elwood, IL	—		6,022,000	5,612,934	318,163	6,022,000	5,931,097	11,953,097	755,221	2011	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1800 Donaldson Road	Erlanger, KY	—		—	13,211,604	653,387	—	13,864,991	13,864,991	2,037,866	2013	5 - 40
180 Sheree Boulevard	Exton, PA	—		2,647,861	11,334,403	2,496,920	2,649,426	13,829,758	16,479,184	3,777,650	2007	5 - 40
6880 Fairfield Drive	Fairfield, OH	—		412,136	3,029,177	74,745	412,136	3,103,922	3,516,058	235,064	2013	5 - 40
7000-7018 Fairfield Business	Fairfield, OH	—		367,925	2,205,817	87,643	367,925	2,293,460	2,661,385	185,674	2013	5 - 40
10721 Jasmine Street	Fontana, CA	—		11,427,061	23,784,779	1,682,426	11,427,061	25,467,205	36,894,266	390,283	2015	5 - 40
2000 Southpointe Drive	Forest Park, GA	—		756,221	9,115,626	508,486	756,221	9,624,112	10,380,333	770,103	2013	5 - 40
1400 NW 65th Place	Fort Lauderdale, FL	—		545,480	2,540,210	66,119	545,480	2,606,329	3,151,809	179,068	2013	5 - 40
6500 NW 12th Avenue	Fort Lauderdale, FL	—		—	3,064,734	312,146	—	3,376,880	3,376,880	275,900	2013	5 - 40
6501 NW 12th Avenue	Fort Lauderdale, FL	—		519,984	2,677,465	51,998	519,984	2,729,463	3,249,447	198,088	2013	5 - 40
6600 NW 12th Avenue	Fort Lauderdale, FL	—		—	2,988,181	189,131	—	3,177,312	3,177,312	262,429	2013	5 - 40
5400 Alliance Gateway Freeway	Fort Worth, TX	—		1,515,860	6,710,118	417,705	1,515,860	7,127,823	8,643,683	699,894	2013	5 - 40
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	242,595	475,262	4,159,829	4,635,091	2,142,481	1995	5 - 40
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	1,948,374	625,111	6,103,277	6,728,388	2,708,183	1985	5 - 40
12601 Industry Street	Garden Grove, CA	—		2,048,143	1,088,697	70,518	2,048,143	1,159,215	3,207,358	166,449	2013	5 - 40
12641 Industry Street	Garden Grove, CA	—		3,766,822	2,539,214	132,812	3,766,822	2,672,026	6,438,848	221,193	2013	5 - 40
12681-12691 Pala Drive	Garden Grove, CA	—		5,221,102	3,225,596	83,450	5,220,148	3,310,000	8,530,148	162,254	2014	5 - 40
850 S Jupiter Road	Garland, TX	—		799,707	6,122,065	442,326	799,707	6,564,391	7,364,098	501,325	2013	5 - 40
2510 W Main Street	Grand Prairie, TX	—	*	1,785,741	11,158,818	988,249	1,785,741	12,147,067	13,932,808	1,226,296	2013	5 - 40
4251 North Highway 121	Grapevine, TX	—	*	1,165,780	7,799,270	422,135	1,165,780	8,221,404	9,387,184	696,539	2013	5 - 40
116 Pleasant Ridge Road	Greenville, SC	—		1,547,811	—	14,182,834	3,712,683	12,017,962	15,730,645	2,299,069	2006	5 - 40
25 Brookfield Oaks Drive	Greenville, SC	—		288,823	3,441,512	43,182	288,823	3,484,694	3,773,517	252,214	2014	5 - 40
45 Brookfield Oaks Drive	Greenville, SC	—		818,114	—	4,470,587	825,529	4,463,172	5,288,701	1,000,248	2006	5 - 40
2011 Southtech Drive	Greenwood, IN	—		223,702	3,574,142	325,468	223,702	3,899,610	4,123,312	358,722	2013	5 - 40
2121 Southtech Drive	Greenwood, IN	—		272,823	3,606,920	412,167	272,823	4,019,088	4,291,911	478,262	2013	5 - 40
800 Commerce Parkway West Drive	Greenwood, IN	—		1,374,664	29,963,830	1,612,346	1,374,664	31,576,176	32,950,840	2,318,432	2013	5 - 40
110 Caliber Ridge Drive	Greer, SC	—		555,549	—	6,331,158	1,228,880	5,657,827	6,886,707	178,544	2014	5 - 40
140 Caliber Ridge Drive	Greer, SC	—		1,243,100	—	6,425,239	1,243,100	6,425,239	7,668,339	196,553	2015	5 - 40
1487 South Highway 101	Greer, SC	—		464,237	—	5,829,595	1,301,738	4,992,094	6,293,832	878,328	2007	5 - 40
2727 London Grove Road	Groveport, OH	—		1,875,607	11,937,935	334,714	1,875,607	12,272,649	14,148,256	1,085,883	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
11835 Newgate Boulevard	Hagerstown, MD	—		14,121,622	—	23,025,928	14,121,622	23,025,928	37,147,550	596,879	2015	5 - 40
11841 Newgate Boulevard	Hagerstown, MD	—		3,356,207	—	30,555,105	9,741,685	24,169,627	33,911,312	5,114,351	2008	5 - 40
1560 Hunter Road	Hanover Park, IL	—	*	2,639,734	12,310,741	579,936	2,639,734	12,890,677	15,530,411	981,769	2013	5 - 40
1575 Hunter Road	Hanover Park, IL	—	*	3,293,284	17,235,926	933,187	3,293,284	18,169,113	21,462,397	1,390,165	2013	5 - 40
7361 Coca Cola Drive	Hanover, MD	—		2,245,187	—	9,393,211	3,822,710	7,815,688	11,638,398	1,416,465	2004	5 - 40
7460 New Ridge Road	Hanover, MD	—		3,785,446	—	7,660,152	3,796,023	7,649,575	11,445,598	96,683	2015	5 - 40
7462 New Ridge Road	Hanover, MD	—		4,059,337	—	7,479,823	4,070,629	7,468,531	11,539,160	137,956	2015	5 - 40
500 McCarthy Drive	Harrisburg, PA	—		5,194,872	19,991,436	4,670,017	5,687,013	24,169,312	29,856,325	7,740,706	2005	5 - 40
600 Industrial Drive	Harrisburg, PA	—		7,743,800	—	29,159,534	9,368,557	27,534,777	36,903,334	7,874,305	2005	5 - 40
7195 Grayson Road	Harrisburg, PA	—		464,534	6,066,272	243,707	464,534	6,309,979	6,774,513	449,889	2013	5 - 40
7253 Grayson Road	Harrisburg, PA	—		954,130	10,585,367	506,909	954,130	11,092,276	12,046,406	728,052	2013	5 - 40
12537 Cerise Avenue	Hawthorne, CA	—		2,203,194	5,758,809	94,181	2,203,194	5,852,990	8,056,184	388,295	2013	5 - 40
1010 Petersburg Road	Hebron, KY	—		305,471	5,434,505	(819,916)	305,471	4,614,589	4,920,060	450,646	2013	5 - 40
785 Lindbergh Court	Hebron, KY	—		401,410	3,087,899	511,543	401,410	3,599,442	4,000,852	372,958	2013	5 - 40
805 Lindbergh Court	Hebron, KY	—		292,096	2,502,486	156,556	292,096	2,659,041	2,951,137	244,630	2013	5 - 40
825 Lindbergh Court	Hebron, KY	—		370,149	3,095,116	357,185	370,149	3,452,302	3,822,451	333,114	2013	5 - 40
845 Lindbergh Court	Hebron, KY	—		444,318	3,811,889	257,404	444,318	4,069,293	4,513,611	356,426	2013	5 - 40
1498 Eagle Hill Drive	High Point, NC	—		94,274	—	6,220,665	791,880	5,523,059	6,314,939	1,345,655	2005	5 - 40
4183 Eagle Hill Drive	High Point, NC	—		122,203	—	3,216,383	526,266	2,812,320	3,338,586	1,102,988	2001	5 - 40
4189 Eagle Hill Drive	High Point, NC	—		100,106	—	3,610,018	431,106	3,279,018	3,710,124	1,476,028	2001	5 - 40
4195 Eagle Hill Drive	High Point, NC	—		107,586	—	3,391,467	505,700	2,993,353	3,499,053	818,988	2004	5 - 40
4328, 4336 Federal Drive	High Point, NC	1,055,450		521,122	—	5,069,178	825,092	4,765,208	5,590,300	2,212,331	1995	5 - 40
4344 Federal Drive	High Point, NC	—		484,001	—	3,072,355	173,623	3,382,733	3,556,356	1,673,063	1996	5 - 40
4380 Federal Drive	High Point, NC	—		282,996	—	2,161,830	283,368	2,161,458	2,444,826	1,055,218	1997	5 - 40
4388 Federal Drive	High Point, NC	—		143,661	—	1,214,707	132,655	1,225,713	1,358,368	573,704	1997	5 - 40
4475 Premier Drive	High Point, NC	—		748,693	—	6,806,479	1,525,421	6,029,751	7,555,172	1,127,972	2006	5 - 40
4500 Green Point Drive	High Point, NC	—		230,622	—	2,805,986	231,692	2,804,916	3,036,608	1,447,046	1989	5 - 40
4501 Green Point Drive	High Point, NC	—		319,289	—	3,166,402	320,450	3,165,241	3,485,691	1,766,943	1989	5 - 40
4523 Green Point Drive	High Point, NC	—		234,564	—	3,339,774	235,698	3,338,640	3,574,338	2,105,912	1988	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4524 Green Point Drive	High Point, NC	—		182,810	—	2,779,342	183,888	2,778,264	2,962,152	1,656,145	1989	5 - 40
Unit 5 Logix Road	Hinckley, UK	—		10,547,677	29,691,911	(4,425,698)	9,387,605	26,426,285	35,813,890	1,750,647	2013	5 - 40
1515 6th Street South	Hopkins,MN	—		813,036	1,503,075	364,382	813,036	1,867,457	2,680,493	268,536	2013	5 - 40
1600 5th Street South	Hopkins,MN	—		339,336	2,106,454	80,794	339,336	2,187,249	2,526,585	159,476	2013	5 - 40
1000 South Loop West	Houston, TX	—	*	509,351	3,549,504	863,453	509,351	4,412,957	4,922,308	398,539	2013	5 - 40
10241 W Little York Road	Houston, TX	—		558,491	5,740,552	133,643	558,491	5,874,195	6,432,686	396,734	2013	5 - 40
10245 W Little York Road	Houston, TX	—		426,927	3,460,513	379,988	426,927	3,840,501	4,267,428	378,078	2013	5 - 40
10301 Round Up Lane	Houston, TX	—		545,501	2,927,700	1,023,687	545,501	3,951,386	4,496,887	424,803	2010	5 - 40
10305 Round Up Lane	Houston, TX	—		1,340,609	7,489,720	3,358,808	1,340,609	10,848,527	12,189,136	1,876,354	2010	5 - 40
1050 Greens Parkway	Houston, TX	—		973,482	—	3,627,200	992,093	3,608,589	4,600,682	122,958	2015	5 - 40
10607 Haddington Drive	Houston, TX	—	*	201,469	1,631,561	132,607	201,469	1,764,169	1,965,638	148,538	2013	5 - 40
10735 West Little York Road	Houston, TX	—		1,110,988	6,351,946	3,274,945	1,135,483	9,602,396	10,737,879	3,102,435	2000	5 - 40
10739 West Little York Road	Houston, TX	—		797,931	5,950,894	458,927	799,560	6,408,192	7,207,752	2,214,384	1999	5 - 40
11201 Greens Crossing Boulevard	Houston, TX	—		1,006,194	5,412,584	2,781,419	1,008,542	8,191,655	9,200,197	2,351,372	2007	5 - 40
11220 Ella Boulevard	Houston, TX	—		1,505,855	—	7,397,354	1,534,644	7,368,565	8,903,209	162,097	2015	5 - 40
1283 N Post Oak Road	Houston, TX	—	*	80,730	870,656	145,476	80,730	1,016,132	1,096,862	91,740	2013	5 - 40
1287 N Post Oak Road	Houston, TX	—	*	146,654	1,620,780	59,710	146,654	1,680,489	1,827,143	163,411	2013	5 - 40
1291 N Post Oak Road	Houston, TX	—	*	510,102	4,129,042	442,674	510,102	4,571,716	5,081,818	389,908	2013	5 - 40
1416 N Sam Houston Parkway East	Houston, TX	—	*	218,850	1,639,902	553,328	218,850	2,193,229	2,412,079	188,352	2013	5 - 40
1420 N Sam Houston Parkway East	Houston, TX	—	*	211,279	1,554,156	114,556	211,279	1,668,712	1,879,991	145,411	2013	5 - 40
14200 Hollister Road	Houston, TX	—		1,396,794	—	4,859,739	1,699,632	4,556,901	6,256,533	417,555	2011	5 - 40
1424 N Sam Houston Parkway East	Houston, TX	—	*	283,107	2,077,323	287,441	283,107	2,364,764	2,647,871	205,864	2013	5 - 40
1428 N Sam Houston Parkway East	Houston, TX	—	*	367,446	1,952,453	143,093	367,446	2,095,545	2,462,991	184,076	2013	5 - 40
14300 Hollister Road	Houston, TX	—	*	1,377,193	—	5,679,691	1,405,899	5,650,985	7,056,884	329,025	2014	5 - 40
14400 Hollister Road	Houston, TX	—	*	1,830,419	—	7,239,740	1,861,540	7,208,619	9,070,159	879,677	2012	5 - 40
15102 Sommermeyer Street	Houston, TX	—		755,121	3,155,774	247,397	755,121	3,403,171	4,158,292	308,320	2013	5 - 40
15150 Sommermeyer Street	Houston, TX	—		418,580	1,564,587	230,574	418,580	1,795,161	2,213,741	167,358	2013	5 - 40
16330 Central Green Boulevard	Houston, TX	—		1,540,109	—	8,528,507	1,966,472	8,102,144	10,068,616	410,845	2014	5 - 40
16405 Air Center Boulevard	Houston, TX	—		438,853	3,030,396	510,089	438,853	3,540,485	3,979,338	1,716,546	1997	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
16420 West Hardy Road	Houston, TX	—		529,876	3,267,872	334,634	529,876	3,602,506	4,132,382	266,194	2013	5 - 40
16445 Air Center Boulevard	Houston, TX	—		363,339	2,509,186	288,397	363,339	2,797,583	3,160,922	1,278,617	1997	5 - 40
1646 Rankin Road	Houston, TX	—		329,961	—	5,128,210	592,234	4,865,937	5,458,171	1,215,130	2005	5 - 40
1655 Townhurst Drive	Houston, TX	—	*	197,226	935,036	524,936	197,226	1,459,972	1,657,198	148,054	2013	5 - 40
16580 Air Center Boulevard	Houston, TX	—		289,000	3,559,857	1,285,142	289,000	4,845,000	5,134,000	1,796,918	1997	5 - 40
16602 Central Green Boulevard	Houston, TX	—		284,403	—	5,162,588	503,779	4,943,212	5,446,991	1,242,290	2005	5 - 40
16605 Air Center Boulevard	Houston, TX	—		298,999	—	3,423,751	496,186	3,226,564	3,722,750	1,102,188	2002	5 - 40
1665 Townhurst Drive	Houston, TX	—	*	452,439	2,016,585	57,074	452,439	2,073,658	2,526,097	144,198	2013	5 - 40
16680 Central Green Boulevard	Houston, TX	—		311,952	—	4,169,789	492,869	3,988,872	4,481,741	1,148,408	2001	5 - 40
16685 Air Center Boulevard	Houston, TX	—		414,691	—	2,463,366	414,691	2,463,366	2,878,057	710,865	2004	5 - 40
1755 Trans Central Drive	Houston, TX	—		293,534	3,036,269	1,334,826	306,147	4,358,482	4,664,629	1,321,325	1999	5 - 40
4301 S Pinemont Drive	Houston, TX	—	*	226,973	1,174,979	77,965	226,973	1,252,944	1,479,917	125,330	2013	5 - 40
4401 S Pinemont Drive	Houston, TX	—	*	244,240	1,412,622	101,328	244,240	1,513,950	1,758,190	212,509	2013	5 - 40
4501 S Pinemont Drive	Houston, TX	—	*	252,907	1,504,053	68,496	252,907	1,572,549	1,825,456	182,795	2013	5 - 40
5200 N. Sam Houston Parkway	Houston, TX	—		1,519,458	7,135,548	3,703,478	1,520,074	10,838,410	12,358,484	2,963,534	2007	5 - 40
5250 N. Sam Houston Parkway	Houston, TX	—		2,173,287	8,868,256	2,745,460	2,173,942	11,613,061	13,787,003	2,762,980	2007	5 - 40
5500 N. Sam Houston Parkway West	Houston, TX	—		1,243,541	—	6,456,833	1,513,152	6,187,222	7,700,374	845,387	2011	5 - 40
8017 Pinemont Drive	Houston, TX	—		900,953	5,323,727	401,019	900,953	5,724,746	6,625,699	393,315	2013	5 - 40
8272 El Rio Street	Houston, TX	—	*	530,494	4,108,626	302,577	530,494	4,411,203	4,941,697	349,877	2013	5 - 40
8282 El Rio Street	Houston, TX	—	*	450,422	3,304,942	1,076,398	450,422	4,381,340	4,831,762	348,376	2013	5 - 40
8301 Fallbrook Drive	Houston, TX	—		4,515,862	—	26,899,370	7,083,514	24,331,718	31,415,232	4,891,588	2006	5 - 40
8303 Fallbrook Drive	Houston, TX	—		4,613,370	—	13,408,133	4,858,012	13,163,491	18,021,503	175,130	2015	5 - 40
850 Greens Parkway	Houston, TX	—		2,893,405	11,593,197	2,914,238	2,899,861	14,500,978	17,400,839	2,963,281	2007	5 - 40
860 Greens Parkway	Houston, TX	—		1,399,365	6,344,650	1,583,440	1,374,012	7,953,443	9,327,455	1,694,472	2007	5 - 40
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—		2,290,001	15,297,141	2,077,957	2,290,002	17,375,097	19,665,099	5,655,134	2000	5 - 40
8802-8824 Fallbrook Drive	Houston, TX	—		2,774,995	6,364,767	1,366,797	2,775,021	7,731,537	10,506,558	2,582,582	2004	5 - 40
8825-8839 N Sam Houston Parkway	Houston, TX	—		638,453	3,258,815	691,043	638,477	3,949,833	4,588,310	1,117,598	2004	5 - 40
8850-8872 Fallbrook Drive	Houston, TX	—		504,317	2,878,351	1,229,017	504,341	4,107,344	4,611,685	1,594,524	2004	5 - 40
Liberty 11 at Central Green	Houston, TX	—		1,748,348	—	9,341,500	2,120,319	8,969,529	11,089,848	823,048	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
Cabot III UK1B01	Isle of Man, UK	—		11,888,058	35,003,668	(5,157,005)	10,580,565	31,154,156	41,734,721	1,992,227	2013	5 - 40
1011 N Hilltop Drive	Itasca, IL	—		842,043	984,087	189,936	842,043	1,174,023	2,016,066	88,861	2013	5 - 40
1035 N Hilltop Drive	Itasca, IL	—		875,172	2,071,051	121,166	875,172	2,192,218	3,067,390	138,233	2013	5 - 40
1549 W Glenlake Avenue	Itasca, IL	—		1,339,627	3,763,288	185,677	1,339,627	3,948,964	5,288,591	291,168	2013	5 - 40
901 N Hilltop Drive	Itasca, IL	—		866,378	2,112,616	47,808	866,378	2,160,424	3,026,802	147,854	2013	5 - 40
925 N Hilltop Drive	Itasca, IL	—		945,251	2,010,181	47,379	945,251	2,057,560	3,002,811	136,677	2013	5 - 40
8241 Sandy Court	Jessup, MD	—		1,246,618	6,844,393	651,604	1,246,618	7,495,996	8,742,614	540,291	2013	5 - 40
8242 Sandy Court	Jessup, MD	—		1,488,746	9,072,440	1,208,798	1,488,746	10,281,238	11,769,984	768,853	2013	5 - 40
8246 Sandy Court	Jessup, MD	—		590,922	3,374,522	112,794	590,922	3,487,316	4,078,238	255,854	2013	5 - 40
1305 Chastain Road NW	Kennesaw, GA	—	*	808,159	5,712,959	1,017,065	808,159	6,730,024	7,538,183	586,156	2013	5 - 40
1325 Chastain Road NW	Kennesaw, GA	—	*	1,612,924	9,771,680	1,389,657	1,612,924	11,161,337	12,774,261	1,143,207	2013	5 - 40
3600 Cobb International Boulevard NW	Kennesaw, GA	—		716,860	6,962,212	442,015	716,860	7,404,228	8,121,088	656,764	2013	5 - 40
Unit 1 Bear Way	Kettering, UK	—		10,849,890	36,219,855	(5,176,905)	9,656,579	32,236,261	41,892,840	2,079,669	2013	5 - 40
151 South Warner Road	King of Prussia, PA	—		1,218,086	6,937,866	6,843,514	1,187,900	13,811,566	14,999,466	2,523,628	1980	5 - 40
2100 Renaissance Boulevard	King of Prussia, PA	—		1,110,111	—	12,333,739	1,132,519	12,311,331	13,443,850	4,888,805	1999	5 - 40
2201 Renaissance Boulevard	King of Prussia, PA	—		2,370,895	—	15,284,223	2,413,514	15,241,604	17,655,118	6,642,496	2000	5 - 40
2300 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	3,059,700	574,152	2,995,128	3,569,280	1,636,559	1999	5 - 40
2301 Renaissance Boulevard	King of Prussia, PA	—		1,645,246	—	30,080,438	4,581,649	27,144,035	31,725,684	11,446,832	2002	5 - 40
2500 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	2,665,152	592,886	2,581,846	3,174,732	1,328,497	1999	5 - 40
2520 Renaissance Boulevard	King of Prussia, PA	—		1,020,000	—	4,985,162	978,402	5,026,760	6,005,162	1,504,856	1999	5 - 40
2560 Renaissance Boulevard	King of Prussia, PA	—		607,210	—	2,652,052	649,792	2,609,470	3,259,262	1,031,061	2000	5 - 40
2700 Horizon Drive	King of Prussia, PA	—		764,370	—	3,187,801	867,815	3,084,356	3,952,171	1,338,373	1998	5 - 40
2900 Horizon Drive	King of Prussia, PA	—		679,440	—	3,516,054	774,096	3,421,398	4,195,494	1,676,885	1998	5 - 40
3000 Horizon Drive	King of Prussia, PA	—		1,191,449	—	2,476,299	946,703	2,721,045	3,667,748	1,184,789	1997	5 - 40
3100 Horizon Drive	King of Prussia, PA	—		601,956	—	2,235,108	611,436	2,225,628	2,837,064	938,955	1995	5 - 40
3200 Horizon Drive	King of Prussia, PA	—		928,637	—	7,367,311	1,210,137	7,085,811	8,295,948	2,918,094	1996	5 - 40
3400 Horizon Drive	King of Prussia, PA	—		776,496	3,139,068	1,537,958	776,496	4,677,025	5,453,521	2,124,950	1995	5 - 40
3500 Horizon Drive	King of Prussia, PA	—		1,204,839	—	2,830,072	1,223,875	2,811,036	4,034,911	1,352,895	1996	5 - 40
3600 Horizon Drive	King of Prussia, PA	—		236,432	1,856,252	822,286	236,432	2,678,538	2,914,970	1,229,096	1989	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	420,954	217,809	2,180,368	2,398,177	1,086,908	1989	5 - 40
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,836,269	350,874	1,882,573	2,233,447	1,010,560	1998	5 - 40
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,824,138	717,001	7,640,259	8,357,260	4,114,770	1988	5 - 40
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,293,459	705,317	9,030,946	9,736,263	4,118,174	1988	5 - 40
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	8,145,922	952,911	14,868,752	15,821,663	7,525,591	1971	5 - 40
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	7,217,277	952,361	13,940,107	14,892,468	7,102,027	1971	5 - 40
1700 Interstate Drive	Lakeland, FL	—	650,000	5,444,220	—	650,000	5,444,220	6,094,220	470,057	2012	5 - 40
5801 Columbia Park Road	Landover,MD	—	1,187,620	4,598,346	182,789	1,187,620	4,781,135	5,968,755	376,118	2013	5 - 40
11425 State Highway 225	LaPorte, TX	—	975,974	3,409,036	100,699	977,542	3,508,166	4,485,708	896,629	2006	5 - 40
11503 State Highway 225	LaPorte, TX	—	2,561,931	9,695,493	237,274	2,566,047	9,928,651	12,494,698	2,436,228	2006	5 - 40
1701 South 16th Street	LaPorte, TX	—	4,063,262	18,719,368	14,007	4,063,262	18,733,375	22,796,637	175,899	2015	5 - 40
1842 South 16th Street	LaPorte, TX	—	2,226,284	11,976,185	1	2,226,284	11,976,185	14,202,469	121,220	2015	5 - 40
1902 South 16th Street	LaPorte, TX	—	2,369,095	14,119,020	—	2,369,095	14,119,020	16,488,115	153,661	2015	5 - 40
640 S State Road 39	Lebanon,IN	—	1,612,787	18,065,552	1,217,751	1,612,787	19,283,303	20,896,090	1,576,732	2013	5 - 40
7528 Walker Way	Lehigh, PA	—	893,441	—	5,510,457	779,330	5,624,568	6,403,898	2,002,593	2004	5 - 40
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	45,852,967	11,254,716	45,847,801	57,102,517	11,516,501	2005	5 - 40
8500 Willard Drive	Lehigh, PA	1,308,636	6,398,815	—	33,693,805	11,353,373	28,739,247	40,092,620	4,225,699	2004	5 - 40
875 Maxham Road	Lithia Springs, GA	—	445,493	10,160,616	560,063	445,493	10,720,679	11,166,172	817,306	2013	5 - 40
7533 Industrial Parkway	Lower Macungie, PA	—	5,603,460	18,807,987	2,473,288	5,603,460	21,281,275	26,884,735	3,285,891	2011	5 - 40
1 Country View Road	Malvern, PA	—	400,000	3,600,000	8,440,217	406,421	12,033,796	12,440,217	4,233,709	1982	5 - 40
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	1,497,873	419,460	5,290,443	5,709,903	2,430,271	1982	5 - 40
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	441,766	832,244	1,774,438	2,606,682	991,773	2003	5 - 40
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	2,713,241	509,899	2,712,417	3,222,316	1,928,155	1984	5 - 40
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,938,247	724,846	5,937,459	6,662,305	3,867,193	1985	5 - 40
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	7,509,345	1,977,935	6,852,035	8,829,970	3,650,379	1998	5 - 40
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,464,560	1,676,470	16,224,904	17,901,374	8,391,087	1998	5 - 40
11 Great Valley Parkway	Malvern, PA	—	496,297	—	1,933,302	708,331	1,721,268	2,429,599	1,465,358	2001	5 - 40
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	14,958,472	1,837,878	14,957,644	16,795,522	13,914,941	1986	5 - 40
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,299,026	128,767	1,300,948	1,429,715	1,027,154	1982	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,887,728	643,892	5,908,118	6,552,010	3,948,650	1988	5 - 40
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,640,082	626,068	2,639,161	3,265,229	2,087,960	1981	5 - 40
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	(1,229,407)	397,293	2,743,557	3,140,850	1,929,736	1980	5 - 40
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	12,244,703	5,405,042	12,244,702	17,649,744	3,922,198	2003	5 - 40
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	6,326,058	466,413	6,325,184	6,791,597	3,609,500	1987	5 - 40
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	698,060	812,745	3,120,301	3,933,046	2,560,393	1989	5 - 40
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,097,623	505,458	5,096,776	5,602,234	3,762,693	1983	5 - 40
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,462,600	449,447	2,461,928	2,911,375	1,965,745	1977	5 - 40
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,293,109	531,534	2,292,304	2,823,838	1,645,958	1984	5 - 40
3 Country View Road	Malvern, PA	—	814,278	—	5,142,433	1,128,881	4,827,830	5,956,711	2,151,209	1998	5 - 40
30 Great Valley Parkway	Malvern, PA	—	128,126	—	578,846	128,783	578,189	706,972	431,050	1975	5 - 40
300 Technology Drive	Malvern, PA	—	368,626	—	1,674,659	374,497	1,668,788	2,043,285	974,979	1985	5 - 40
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	6,310,460	1,402,795	5,844,877	7,247,672	3,158,514	1988	5 - 40
311 Technology Drive	Malvern, PA	—	397,131	—	2,710,506	397,948	2,709,689	3,107,637	2,087,871	1984	5 - 40
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,708,843	524,230	3,708,143	4,232,373	2,519,003	1985	5 - 40
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	1,331,417	4,241,166	19,068,477	23,309,643	6,715,218	1989	5 - 40
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,338,034	325,775	3,335,177	3,660,952	1,728,072	1987	5 - 40
420 Lapp Road	Malvern, PA	—	1,054,418	—	8,894,039	1,055,243	8,893,214	9,948,457	5,107,113	1989	5 - 40
425 Old Morehall Road	Malvern, PA	—	3,847,501	—	45,847,471	9,953,208	39,741,764	49,694,972	1,440,221	2014	5 - 40
425 Technology Drive	Malvern, PA	—	191,114	—	1,708,623	321,473	1,578,264	1,899,737	777,850	1998	5 - 40
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,322,821	4,749,748	14,953,294	19,703,042	7,853,956	1999	5 - 40
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,810,941	795,831	4,810,253	5,606,084	3,261,529	1974	5 - 40
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	2,433,278	684,200	8,614,939	9,299,139	3,892,306	1983	5 - 40
50 Morehall Road	Malvern, PA	—	849,576	—	14,095,935	1,337,076	13,608,435	14,945,511	7,142,147	1997	5 - 40
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,097,099	323,792	3,097,278	3,421,070	1,715,770	1987	5 - 40
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,162,401	762,370	2,872,395	3,634,765	1,822,114	1988	5 - 40
508 Lapp Road	Malvern, PA	—	331,392	—	1,653,624	332,216	1,652,800	1,985,016	1,239,476	1984	5 - 40
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	767,105	1983	5 - 40
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,674,159	215,818	4,673,346	4,889,164	3,362,628	1983	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
60 Morehall Road	Malvern, PA	—		865,424	9,285,000	5,598,450	884,974	14,863,900	15,748,874	9,641,208	1989	5 - 40
600 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	9,359,782	2,798,565	8,574,967	11,373,532	4,318,193	1999	5 - 40
65 Valley Stream Parkway	Malvern, PA	—		381,544	—	7,371,688	382,361	7,370,871	7,753,232	5,680,759	1983	5 - 40
7 Great Valley Parkway	Malvern, PA	—		176,435	—	7,669,918	177,317	7,669,036	7,846,353	3,710,578	1985	5 - 40
700 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	9,090,281	2,785,823	8,318,208	11,104,031	4,266,657	1999	5 - 40
75 Great Valley Parkway	Malvern, PA	—		143,074	—	618,372	143,811	617,635	761,446	530,257	1977	5 - 40
77-123 Great Valley Parkway	Malvern, PA	—		887,664	—	5,878,044	888,359	5,877,349	6,765,708	4,180,373	1978	5 - 40
1169 Canton Rd	Marietta, GA	—	*	1,232,219	17,897,326	437,586	1,232,219	18,334,912	19,567,131	1,266,254	2013	5 - 40
65 Brookfield Oaks Drive	Mauldin, SC	—		557,174	—	2,856,020	506,318	2,906,876	3,413,194	815,741	2004	5 - 40
75 Brookfield Oaks Drive	Mauldin, SC	—		419,731	—	2,341,147	430,909	2,329,969	2,760,878	692,328	2003	5 - 40
126-132 Liberty Industrial Parkway	McDonough, GA	—		600,666	4,184,131	548,801	600,666	4,732,931	5,333,597	562,055	2013	5 - 40
95-115 Liberty Industrial Parkway	McDonough, GA	—		660,420	4,785,127	554,330	660,420	5,339,457	5,999,877	573,447	2013	5 - 40
11150 NW 122nd Street	Medley, FL	—		6,627,899	—	12,312,993	6,627,899	12,312,993	18,940,892	23,539	2015	5 - 40
11401 NW 134th Street	Medley, FL	—	*	5,558,619	17,678,237	1,058,964	5,558,619	18,737,201	24,295,820	1,568,252	2013	5 - 40
11450 NW 122nd Street	Medley, FL	—	*	1,623,293	—	11,424,123	3,919,238	9,128,178	13,047,416	165,377	2015	5 - 40
12501 & 12701 Whitewater Drive	Minnetonka, MN	—		2,175,209	3,948,085	8,784,706	2,177,953	12,730,047	14,908,000	4,418,348	1986	5 - 40
12800 Whitewater Drive	Minnetonka, MN	—		1,273,600	3,158,737	2,172,758	1,273,731	5,331,363	6,605,094	621,422	2011	5 - 40
12900 Whitewater Drive	Minnetonka, MN	—		1,236,560	2,762,325	1,465,285	1,236,687	4,227,483	5,464,170	525,972	2011	5 - 40
456 International Parkway	Minooka, IL	—		3,862,683	14,357,981	4,589,711	3,862,683	18,947,692	22,810,375	1,412,246	2012	5 - 40
3100 SW 145th Avenue	Miramar, FL	—		6,204,407	—	17,244,782	6,265,000	17,184,189	23,449,189	3,082,595	2007	5 - 40
3350 SW 148th Avenue	Miramar, FL	—		2,960,511	—	18,964,847	2,980,689	18,944,669	21,925,358	7,494,426	2000	5 - 40
3400 Lakeside Drive	Miramar, FL	—		2,022,153	11,345,881	2,559,388	2,022,153	13,905,269	15,927,422	6,122,348	1990	5 - 40
3450 Lakeside Drive	Miramar, FL	—		2,022,152	11,357,143	3,368,718	2,022,152	14,725,861	16,748,013	6,870,656	1990	5 - 40
21 S Middlesex Avenue	Monroe Township, NJ	—	*	2,097,170	9,715,401	561,745	2,097,170	10,277,146	12,374,316	900,093	2013	5 - 40
4 S Middlesex Avenue	Monroe Township, NJ	—	*	2,263,153	10,261,759	599,026	2,263,153	10,860,785	13,123,938	863,362	2013	5 - 40
22750 Cactus Avenue	Moreno Valley, CA	—		9,404,283	24,380,934	1,851,865	9,408,276	26,228,806	35,637,082	1,145,548	2014	5 - 40
323 Park Knoll Drive	Morrisville, NC	2,448,428		1,071,600	4,397,807	1,029,987	1,071,600	5,427,794	6,499,394	1,121,720	2010	5 - 40
324 Park Knoll Drive	Morrisville, NC	—	*	1,449,092	4,424,932	330,260	1,449,450	4,754,834	6,204,284	1,135,785	2007	5 - 40
619 Distribution Drive	Morrisville, NC	—	*	1,031,430	5,655,167	748,771	1,031,685	6,403,683	7,435,368	1,349,024	2007	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
627 Distribution Drive	Morrisville, NC	—	*	1,061,370	5,152,110	596,652	1,061,632	5,748,500	6,810,132	1,475,427	2007	5 - 40
701 Distribution Drive	Morrisville, NC	—	*	1,300,889	5,313,226	208,184	1,301,211	5,521,088	6,822,299	1,261,597	2007	5 - 40
220 Lake Drive	Newark, DE	—		566,650	6,099,337	972,543	566,650	7,071,880	7,638,530	559,650	2013	5 - 40
222 Lake Drive	Newark, DE	—		1,045,238	1,975,553	149,013	1,045,238	2,124,565	3,169,803	214,673	2013	5 - 40
10020 South Reinhart Drive	Oak Creek, WI	—		1,516,764	—	7,938,332	1,516,764	7,938,332	9,455,096	17,072	2014	5 - 40
1879 Lamont Avenue	Odenton, MD	—	*	1,976,000	8,099,579	1,972,730	2,011,030	10,037,279	12,048,309	2,981,242	2004	5 - 40
350 Winmeyer Avenue	Odenton, MD	—		1,778,400	7,289,165	2,081,514	1,809,927	9,339,152	11,149,079	2,793,143	2004	5 - 40
4000 E Airport Drive	Ontario, CA	—		2,686,533	10,125,772	423,090	2,686,533	10,548,862	13,235,395	796,449	2013	5 - 40
1000 Gills Drive	Orlando, FL	—		415,906	—	2,826,589	435,400	2,807,095	3,242,495	595,975	2006	5 - 40
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,371,463	680,312	3,492,217	4,172,529	1,277,241	2003	5 - 40
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	697,018	522,991	3,259,767	3,782,758	1,498,163	1985	5 - 40
10771 Palm Bay Drive	Orlando, FL	—		664,605	—	2,515,652	685,383	2,494,874	3,180,257	835,590	2001	5 - 40
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	1,443,203	878,320	4,002,036	4,880,356	1,246,297	2003	5 - 40
1400-1440 Central Florida Parkway	Orlando, FL	—		518,043	2,561,938	966,144	518,043	3,528,082	4,046,125	1,641,797	1962	5 - 40
1902 Cypress Lake Drive	Orlando, FL	—		523,512	3,191,790	1,522,627	538,512	4,699,417	5,237,929	2,094,870	1989	5 - 40
2000 Park Oaks Avenue	Orlando, FL	—	*	913,201	6,818,610	992,966	913,201	7,811,576	8,724,777	588,768	2013	5 - 40
2202 Taft-Vineland Road	Orlando, FL	—		1,283,713	—	7,315,061	1,283,713	7,315,061	8,598,774	2,716,515	2004	5 - 40
2212 Taft Vineland Road	Orlando, FL	—		467,296	—	2,856,683	825,673	2,498,306	3,323,979	765,398	2005	5 - 40
2256 Taft-Vineland Road	Orlando, FL	—		2,261,924	7,496,249	2,671,463	2,271,785	10,157,851	12,429,636	3,185,561	2004	5 - 40
2351 Investors Row	Orlando, FL	—		385,964	—	3,218,244	642,427	2,961,781	3,604,208	1,182,199	2001	5 - 40
2400 South Lake Orange Drive	Orlando, FL	—		1,236,819	3,243,314	4,443,586	1,244,667	7,679,052	8,923,719	539,257	2012	5 - 40
2412 Sand Lake Road	Orlando, FL	—		535,964	—	3,830,045	704,800	3,661,209	4,366,009	1,304,742	2002	5 - 40
2416 Lake Orange Drive	Orlando, FL	—		1,435,301	6,174,642	738,697	1,435,301	6,913,339	8,348,640	1,847,017	2006	5 - 40
6200 Lee Vista Boulevard	Orlando, FL	—		903,701	—	5,673,010	925,671	5,651,040	6,576,711	2,030,995	2001	5 - 40
6501 Lee Vista Boulevard	Orlando, FL	—		872,550	2,526,043	342,626	872,550	2,868,669	3,741,219	210,997	2012	5 - 40
6918 Presidents Drive	Orlando, FL	—		903,701	—	3,792,659	830,953	3,865,407	4,696,360	1,131,855	2006	5 - 40
6923 Lee Vista Boulevard	Orlando, FL	—		1,443,510	6,775,194	557,740	1,457,286	7,319,159	8,776,445	1,760,890	2006	5 - 40
7022 TPC Drive	Orlando, FL	—		1,431,489	8,002,539	774,940	1,445,807	8,763,161	10,208,968	2,132,308	2006	5 - 40
7100 TPC Drive	Orlando, FL	—		1,553,537	5,702,243	442,791	1,570,863	6,127,708	7,698,571	1,462,499	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
7101 TPC Drive	Orlando, FL	—	1,931,697	6,388,203	2,056,346	1,932,004	8,444,242	10,376,246	3,444,586	2004	5 - 40
7315 Kingspointe Parkway	Orlando, FL	—	332,992	—	2,818,589	373,500	2,778,081	3,151,581	593,811	2010	5 - 40
851 Gills Drive	Orlando, FL	—	443,989	—	2,909,996	464,800	2,889,185	3,353,985	596,409	2006	5 - 40
950 Gills Drive	Orlando, FL	—	574,831	—	2,771,357	587,319	2,758,869	3,346,188	1,325,625	1999	5 - 40
9550 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	157,434	252,850	1,455,357	1,708,207	624,691	1989	5 - 40
9600 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	368,173	405,362	1,514,719	1,920,081	659,038	1989	5 - 40
9700 Satellite Boulevard	Orlando, FL	—	838,853	—	4,084,540	767,953	4,155,440	4,923,393	1,181,997	2006	5 - 40
1 Crescent Drive	Philadelphia, PA	—	567,280	—	14,598,919	347,892	14,818,307	15,166,199	3,660,239	2004	5 - 40
150 Rouse Boulevard	Philadelphia, PA	—	567,531	—	14,015,611	569,349	14,013,793	14,583,142	1,346,628	2011	5 - 40
201 Rouse Boulevard	Philadelphia, PA	—	243,905	—	22,517,921	449,013	22,312,813	22,761,826	660,907	2015	5 - 40
3 Crescent Drive	Philadelphia, PA	—	214,726	—	23,121,914	417,823	22,918,817	23,336,640	3,843,788	2008	5 - 40
4000 S 26th Street	Philadelphia, PA	—	1,255,507	—	10,095,284	1,142,358	10,208,433	11,350,791	53,311	2015	5 - 40
4020 S 26th Street	Philadelphia, PA	—	51,784	—	7,097,969	616,467	6,533,286	7,149,753	632,559	2011	5 - 40
4050 S 26th Street	Philadelphia, PA	—	46,301	—	7,153,008	616,670	6,582,639	7,199,309	781,536	2011	5 - 40
4300 South 26th Street	Philadelphia, PA	—	402,673	—	34,847,713	413,030	34,837,356	35,250,386	5,702,066	2008	5 - 40
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	7,672,123	613,248	8,383,764	8,997,012	2,603,181	2003	5 - 40
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,534,823	366,982	6,059,733	6,426,715	1,302,303	2006	5 - 40
5 Crescent Drive	Philadelphia, PA	—	1,765,341	—	75,115,021	1,897,303	74,983,059	76,880,362	6,019,701	2011	5 - 40
8th & Walnut Streets	Philadelphia, PA	41,599,979	734,275	—	45,346,171	—	46,080,446	46,080,446	2,419,961	2011	5 - 40
2626 South 7th Street	Phoenix, AZ	—	2,519,510	3,798,560	3,444,481	2,519,510	7,243,041	9,762,551	951,813	2012	5 - 40
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,100,202	1,410,248	5,780,670	7,190,918	1,774,118	2007	5 - 40
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	6,920,980	10,045,599	3,757,067	6,690,321	14,033,325	20,723,646	3,965,448	2007	5 - 40
4303 E. Cotton Center Boulevard	Phoenix, AZ	—	2,619,964	9,675,711	43,651	2,619,964	9,719,362	12,339,326	2,385,757	2007	5 - 40
4313 E. Cotton Center Boulevard	Phoenix, AZ	—	3,895,539	16,724,283	1,602,958	3,895,539	18,327,241	22,222,780	4,940,890	2007	5 - 40
4405 E. Cotton Center Boulevard	Phoenix, AZ	—	2,646,318	9,697,439	841,102	2,646,318	10,538,541	13,184,859	2,572,185	2007	5 - 40
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	3,725,648	4,765,172	14,278,523	19,043,695	2,717,243	2007	5 - 40
4415 E. Cotton Center Boulevard	Phoenix, AZ	—	1,749,957	3,667,748	465,844	1,749,957	4,133,592	5,883,549	1,165,695	2007	5 - 40
4425 E. Cotton Center Boulevard	Phoenix, AZ	—	7,318,457	24,549,401	(413,426)	7,318,457	24,135,975	31,454,432	5,237,323	2007	5 - 40
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	2,166,648	1,911,045	4,120,208	6,031,253	1,406,218	2007	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4550 South 44th Street	Phoenix, AZ	—		5,380,972	—	9,257,593	6,391,283	8,247,282	14,638,565	2,761,963	2007	5 - 40
4610 South 44th Street	Phoenix, AZ	—		6,539,310	—	10,331,533	6,827,288	10,043,555	16,870,843	2,491,474	2007	5 - 40
4750 South 44th Place	Phoenix, AZ	—		3,756,307	8,336,400	6,213,419	3,761,587	14,544,539	18,306,126	2,376,591	2007	5 - 40
563 South 63rd Avenue	Phoenix, AZ	—		5,523,427	14,581,705	12,185,794	5,636,070	26,654,856	32,290,926	1,513,535	2013	5 - 40
9801 South 51st Street	Phoenix, AZ	—		2,225,839	2,059,235	1,437,937	2,225,839	3,497,172	5,723,011	765,726	2012	5 - 40
Cotton Center Building 18	Phoenix, AZ	—		11,222,938	—	15,263,279	11,318,033	15,168,184	26,486,217	1,379,031	2012	5 - 40
1000 Klein Road	Plano, TX	—		706,660	5,894,330	262,438	706,660	6,156,769	6,863,429	460,973	2013	5 - 40
1901 10th Street	Plano, TX	—	*	555,168	6,401,789	483,119	555,168	6,884,908	7,440,076	558,551	2013	5 - 40
1909 10th Street	Plano, TX	—	*	551,706	5,797,440	259,234	551,706	6,056,674	6,608,380	466,496	2013	5 - 40
3605 East Plano Parkway	Plano, TX	—		1,047,996	9,218,748	1,969,523	1,047,996	11,188,270	12,236,266	788,053	2013	5 - 40
3701 East Plano Parkway	Plano, TX	—		877,564	7,460,686	482,797	877,564	7,943,482	8,821,046	606,978	2013	5 - 40
800 Klein Road	Plano, TX	—		580,456	5,681,283	288,436	580,456	5,969,719	6,550,175	468,457	2013	5 - 40
900 Klein Road	Plano, TX	—		723,534	6,004,923	351,565	723,534	6,356,488	7,080,022	521,078	2013	5 - 40
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	337,903	1,689,726	8,275,048	9,964,774	3,661,095	1994	5 - 40
14630-14650 28th Avenue North	Plymouth, MN	—		198,205	1,793,422	1,096,872	198,205	2,890,293	3,088,498	1,271,956	1978	5 - 40
2920 Northwest Boulevard	Plymouth, MN	—		392,026	3,433,678	695,245	384,235	4,136,714	4,520,949	1,801,271	1997	5 - 40
5905 Trenton Lane North	Plymouth, MN	—		1,616,360	4,487,462	685,534	1,616,360	5,172,995	6,789,355	439,194	2013	5 - 40
6055 Nathan Lane North	Plymouth, MN	—	*	1,327,017	4,527,404	535,693	1,327,017	5,063,097	6,390,114	436,332	2013	5 - 40
1400 SW 6th Court	Pompano Beach, FL	—		1,157,049	4,620,956	1,339,780	1,157,049	5,960,736	7,117,785	2,562,539	1986	5 - 40
1405 SW 6th Court	Pompano Beach, FL	—		392,138	1,565,787	456,063	392,138	2,021,851	2,413,989	986,732	1985	5 - 40
1500 SW 5th Court	Pompano Beach, FL	—		972,232	3,892,085	672,190	972,232	4,564,275	5,536,507	2,066,582	1957	5 - 40
1501 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	368,976	203,247	1,180,070	1,383,317	508,390	1990	5 - 40
1601 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	203,999	203,247	1,015,093	1,218,340	412,794	1990	5 - 40
1651 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	183,052	203,247	994,146	1,197,393	446,593	1990	5 - 40
2201-2215 NW 30th Place	Pompano Beach, FL	—		1,120,328	3,427,358	104,786	1,120,328	3,532,144	4,652,472	266,519	2013	5 - 40
2250-2270 NW 30th Place	Pompano Beach, FL	—		993,015	2,423,174	124,260	993,015	2,547,434	3,540,449	197,204	2013	5 - 40
2280-2300 NW 30th Place	Pompano Beach, FL	—		906,947	2,157,802	178,320	906,947	2,336,123	3,243,070	195,738	2013	5 - 40
2301-2329 NW 30th Place	Pompano Beach, FL	—		1,268,707	3,079,811	139,490	1,268,707	3,219,301	4,488,008	253,100	2013	5 - 40
3000 NW 25th Avenue	Pompano Beach, FL	—		1,087,554	2,897,117	155,019	1,087,554	3,052,136	4,139,690	261,226	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3001-3037 NW 25th Avenue	Pompano Beach, FL	—	1,548,542	3,512,041	307,187	1,548,542	3,819,229	5,367,771	336,889	2013	5 - 40
3012-3050 NW 25th Avenue	Pompano Beach, FL	—	1,112,781	2,763,862	227,204	1,112,781	2,991,065	4,103,846	250,248	2013	5 - 40
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	720,249	359,933	2,157,365	2,517,298	1,093,532	1984	5 - 40
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	279,326	164,413	935,259	1,099,672	491,681	1984	5 - 40
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	464,630	310,178	1,703,554	2,013,732	749,705	1965	5 - 40
1920 West Baseline Road	Rialto, CA	—	9,361,943	17,970,709	163,942	9,413,260	18,083,334	27,496,594	511,799	2014	5-40
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	159,898	659,456	4,995,908	5,655,364	2,631,531	1989	5 - 40
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	1,750,271	310,854	4,029,868	4,340,722	1,611,732	1973	5 - 40
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	2,041,659	693,203	7,125,152	7,818,355	3,754,522	1975	5 - 40
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	2,328,283	256,203	4,877,932	5,134,135	2,381,870	1976	5 - 40
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,897,787	91,599	1,897,664	1,989,263	940,945	1975	5 - 40
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,930,093	223,696	4,570,528	4,794,224	1,818,348	1978	5 - 40
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,438,114	325,303	3,823,671	4,148,974	2,099,998	1979	5 - 40
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	484,686	615,038	4,994,958	5,609,996	2,615,139	1988	5 - 40
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	514,146	454,056	3,243,888	3,697,944	1,762,300	1987	5 - 40
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	576,623	486,166	4,141,834	4,628,000	2,148,739	1981	5 - 40
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	1,007,798	474,360	4,486,444	4,960,804	2,462,073	1982	5 - 40
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	837,239	652,455	5,621,914	6,274,369	3,133,828	1985	5 - 40
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	575,220	404,616	3,542,407	3,947,023	1,855,985	1985	5 - 40
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	2,230,770	452,263	5,522,651	5,974,914	2,752,400	1978	5 - 40
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	384,025	262,210	2,494,650	2,756,860	1,281,975	1989	5 - 40
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	703,776	486,598	4,786,878	5,273,476	2,206,063	1989	5 - 40
530 Eastpark Court	Richmond, VA	—	266,883	—	2,613,277	334,772	2,545,388	2,880,160	1,175,333	1999	5 - 40
540 Eastpark Court	Richmond, VA	—	742,300	—	5,428,026	1,066,839	5,103,487	6,170,326	1,030,277	2007	5 - 40
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	622,829	489,941	4,215,729	4,705,670	2,060,587	1989	5 - 40
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,829,611	720,100	4,815,171	5,535,271	2,429,460	1996	5 - 40
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	353,257	644,384	4,378,737	5,023,121	2,313,416	1990	5 - 40
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	898,269	408,729	3,595,617	4,004,346	2,030,477	1990	5 - 40
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,983,122	700,503	5,977,263	6,677,766	2,512,221	1998	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5900 Eastport Boulevard	Richmond, VA	—		676,661	—	4,992,422	687,898	4,981,185	5,669,083	2,484,030	1997	5 - 40
6000 Eastport Boulevard	Richmond, VA	—		872,901	—	7,490,092	901,666	7,461,327	8,362,993	1,463,596	1997	5 - 40
2020 US Highway 301 South	Riverview, FL	—		1,233,639	13,608,485	341,435	1,233,800	13,949,759	15,183,559	3,464,544	2006	5 - 40
6530 Judge Adams Road	Rock Creek, NC	—		305,821	—	4,966,941	335,061	4,937,701	5,272,762	2,134,859	1999	5 - 40
6532 Judge Adams Road	Rock Creek, NC	—		354,903	—	4,017,772	399,988	3,972,687	4,372,675	1,878,277	1997	5 - 40
13098 George Weber Drive	Rogers, MN	—		895,811	6,004,189	321,135	895,811	6,325,324	7,221,135	765,554	2011	5 - 40
13220 Wilfred Lane	Rogers, MN	—		508,532	—	11,072,977	1,396,324	10,185,185	11,581,509	565,894	2014	5 - 40
13225 Brockton Lane	Rogers, MN	—		1,048,093	—	10,464,170	1,066,159	10,446,104	11,512,263	475,964	2014	5 - 40
1070 Windham Parkway	Romeoville, IL	—		8,672,143	24,144,864	1,238,550	8,672,143	25,383,414	34,055,557	1,952,909	2012	5 - 40
1550 Central Avenue	Roselle, IL	—	*	2,884,492	10,439,793	485,780	2,884,492	10,925,573	13,810,065	937,836	2013	5 - 40
1135 Aviation Place	San Fernando, CA	—		3,035,034	2,844,962	460,618	3,035,034	3,305,580	6,340,614	264,515	2013	5 - 40
8715 Bollman Place	Savage, MD	—		1,263,237	2,633,210	177,768	1,263,237	2,810,978	4,074,215	202,652	2013	5 - 40
8501 East Raintree Drive	Scottsdale, AZ	—		4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	8,723,831	2005	5 - 40
1150 Gateway Drive	Shakopee, MN	—		1,126,865	5,684,178	1,603	1,126,865	5,685,781	6,812,646	476,739	2012	5 - 40
5555 12th Avenue East	Shakopee, MN	—		887,285	5,321,200	207,768	887,285	5,528,968	6,416,253	535,233	2012	5 - 40
5651 Innovation Boulevard	Shakopee, MN	—		1,551,579	9,541,234	543,939	1,552,083	10,084,669	11,636,752	32,531	2015	5 - 40
1210 Champion Way	Sharonville, OH	—		1,337,271	6,135,118	859,329	1,337,271	6,994,448	8,331,719	890,723	2013	5 - 40
9300 Olde Scotland Road	Shippensburg, PA	—		10,232,633	—	84,544,640	13,183,027	81,594,246	94,777,273	3,544,754	2014	5 - 40
3990 Heritage Oak Court	Simi Valley, CA	—		1,964,140	10,667,267	332,505	1,964,140	10,999,772	12,963,912	763,594	2013	5 - 40
3654-3668 Swenson Avenue	St. Charles, IL	—		643,639	1,645,058	149,732	643,639	1,794,790	2,438,429	166,249	2013	5 - 40
3701 Illinois Avenue	St. Charles, IL	—		672,500	1,288,924	118,858	672,500	1,407,782	2,080,282	143,293	2013	5 - 40
3950-3980 Swenson Avenue	St. Charles, IL	—		851,080	3,027,753	150,664	851,080	3,178,417	4,029,497	263,862	2013	5 - 40
1501 102nd Avenue North	St. Petersburg, FL	—	*	283,474	2,230,868	165,205	283,474	2,396,072	2,679,546	183,883	2013	5 - 40
1527 102nd Avenue North	St. Petersburg, FL	—	*	374,284	2,987,226	220,944	374,284	3,208,170	3,582,454	244,340	2013	5 - 40
1551 102nd Avenue North	St. Petersburg, FL	—	*	699,797	5,214,438	990,605	699,797	6,205,043	6,904,840	442,736	2013	5 - 40
6900 Harbour View Boulevard	Suffolk, VA	—		904,052	—	8,853,721	807,006	8,950,767	9,757,773	2,275,228	2006	5 - 40
6920 Harbour View Boulevard	Suffolk, VA	—		603,391	—	6,711,340	2,628,635	4,686,096	7,314,731	547,431	2005	5 - 40
6950 Harbour View Boulevard	Suffolk, VA	—		929,844	—	6,553,719	794,848	6,688,715	7,483,563	1,762,445	2004	5 - 40
1516 Fryar Avenue	Sumner, WA	—		1,675,402	5,079,543	765,470	1,675,402	5,845,013	7,520,415	532,350	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	7,580,353	5,100,791	31,799,680	36,900,471	7,145,549	2006	5 - 40
13621 NW 12th Street	Sunrise, FL	—	5,570,820	9,454,900	1,331,324	5,570,820	10,786,224	16,357,044	2,276,212	2008	5 - 40
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	464,995	659,825	3,061,241	3,721,066	1,307,680	1991	5 - 40
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	321,767	558,251	2,493,669	3,051,920	1,086,409	1991	5 - 40
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	1,583,476	359,540	3,045,326	3,404,866	1,284,683	1990	5 - 40
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,437,886	559,527	4,389,822	4,949,349	2,609,860	1985	5 - 40
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,260,899	1,181,609	4,482,831	5,664,440	1,071,959	2006	5 - 40
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,415,797	933,362	2,812,532	3,745,894	717,312	2005	5 - 40
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,359,333	503,767	4,146,918	4,650,685	2,152,879	1986	5 - 40
3401-3409 Cragmont Drive	Tampa, FL	—	556,952	3,849,236	4,060	556,952	3,853,296	4,410,248	301,930	2012	5 - 40
3502 Roga Boulevard	Tampa, FL	—	201,600	1,263,131	50,142	201,600	1,313,273	1,514,873	110,882	2012	5 - 40
3505 Cragmont Drive	Tampa, FL	—	936,336	7,155,520	1,313	936,336	7,156,833	8,093,169	614,184	2012	5 - 40
3608 Queen Palm Drive	Tampa, FL	—	650,384	4,764,301	158,654	650,384	4,922,955	5,573,339	387,097	2012	5 - 40
4502 Woodland Corporate Boulevard	Tampa, FL	—	1,035,422	—	3,207,575	1,071,535	3,171,462	4,242,997	1,226,680	1999	5 - 40
4503 Woodland Corporate Boulevard	Tampa, FL	—	619,913	—	2,983,337	619,913	2,983,337	3,603,250	994,644	2002	5 - 40
4505 Woodland Corporate Boulevard	Tampa, FL	—	516,594	—	2,443,438	716,594	2,243,438	2,960,032	938,891	2002	5 - 40
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,443,706	556,887	3,385,417	3,942,304	1,326,867	2000	5 - 40
4511 Woodland Corporate Boulevard	Tampa, FL	—	516,594	—	2,311,508	686,594	2,141,508	2,828,102	793,887	2002	5 - 40
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,773,264	854,797	2,815,395	3,670,192	821,024	2003	5 - 40
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	13,996,216	1,560,099	13,379,286	14,939,385	5,534,518	2000	5 - 40
4631 Woodland Corporate Boulevard	Tampa, FL	—	1,453,367	—	13,936,144	1,908,792	13,480,719	15,389,511	2,472,756	2006	5 - 40
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,671,449	900,508	3,669,825	4,570,333	1,174,725	2004	5 - 40
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,661,376	952,860	3,661,376	4,614,236	1,509,247	1998	5 - 40
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	1,009,365	262,416	2,521,949	2,784,365	1,304,741	1981	5 - 40
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	1,023,370	181,923	2,835,866	3,017,789	1,214,632	1979	5 - 40
701-725 South US Highway 301	Tampa, FL	—	419,683	—	3,932,756	661,680	3,690,759	4,352,439	1,561,830	2000	5 - 40
7621 Bald Cypress Place (Building N)	Tampa, FL	—	716,580	132,773	607,287	447,498	1,009,142	1,456,640	320,478	2001	5 - 40
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,247,071	235,894	2,247,070	2,482,964	915,541	1998	5 - 40
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,723,937	771,501	3,505,771	4,277,272	1,390,660	1999	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	3,073,105	506,949	2,923,520	3,430,469	1,258,756	1999	5 - 40
7851-7861 Woodland Center Boulevard	Tampa, FL	—	548,905	2,241,627	291,845	548,905	2,533,472	3,082,377	690,662	2006	5 - 40
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,996,000	506,949	2,846,415	3,353,364	1,054,718	1999	5 - 40
7920 Woodland Center Boulevard	Tampa, FL	—	1,082,648	2,445,444	434,554	1,082,648	2,879,998	3,962,646	1,218,548	1997	5 - 40
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—	1,408,478	5,247,246	1,163,832	1,408,478	6,411,078	7,819,556	3,047,605	1990	5 - 40
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,455,064	438,061	2,367,409	2,805,470	929,186	1999	5 - 40
8110 Anderson Road	Tampa, FL	—	912,663	5,425,143	262,407	912,663	5,687,550	6,600,213	500,247	2012	5 - 40
8112-42 Woodland Center Boulevard	Tampa, FL	—	513,263	3,230,239	649,274	513,263	3,879,513	4,392,776	2,039,535	1995	5 - 40
8130 Anderson Road	Tampa, FL	—	655,668	4,132,076	166,431	655,668	4,298,507	4,954,175	402,947	2012	5 - 40
8154-8198 Woodland Center Boulevard	Tampa, FL	—	399,088	2,868,834	911,848	399,088	3,780,682	4,179,770	1,790,357	1988	5 - 40
8212 Woodland Center Boulevard	Tampa, FL	—	820,882	2,322,720	488,717	820,882	2,811,437	3,632,319	1,140,983	1996	5 - 40
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	575,767	611,626	5,208,440	5,820,066	2,766,355	1986	5 - 40
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	779,800	4,304,102	24,467,978	28,772,080	6,695,647	2006	5 - 40
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	514,389	3,344,090	18,839,808	22,183,898	6,024,552	2006	5 - 40
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	1,003,930	3,167,958	20,130,077	23,298,035	6,006,145	2006	5 - 40
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	1,292,137	3,166,300	20,027,540	23,193,840	6,018,888	2006	5 - 40
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	505,869	2,050,548	11,678,768	13,729,316	2,644,718	2006	5 - 40
8900-34 Brittany Way	Tampa, FL	—	537,194	—	3,957,804	978,019	3,516,979	4,494,998	1,088,123	2005	5 - 40
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,811,678	364,514	1,657,005	2,021,519	818,366	2000	5 - 40
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,366,767	899,284	2,959,803	3,859,087	909,870	2004	5 - 40
901-933 US Highway 301 South	Tampa, FL	—	500,391	—	4,254,173	840,314	3,914,250	4,754,564	1,821,995	2001	5 - 40
9020 King Palm Drive	Tampa, FL	—	1,718,496	11,697,381	912,448	1,718,496	12,609,829	14,328,325	981,612	2012	5 - 40
9110 King Palm Drive	Tampa, FL	—	1,203,200	7,979,540	99,916	1,203,200	8,079,456	9,282,656	693,067	2012	5 - 40
9203 King Palm Drive	Tampa, FL	—	754,832	4,966,864	92,249	754,832	5,059,113	5,813,945	577,865	2012	5 - 40
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,303,369	486,004	3,267,805	3,753,809	651,502	2007	5 - 40
9319 Peach Palm Drive	Tampa, FL	—	612,536	4,168,473	9,700	612,536	4,178,173	4,790,709	334,320	2012	5 - 40
9704 Solar Drive	Tampa, FL	—	374,548	1,354,800	140,998	374,548	1,495,798	1,870,346	125,032	2012	5 - 40
9945 Currie Davis Drive	Tampa, FL	—	1,134,286	9,241,807	380,833	1,134,286	9,622,639	10,756,925	732,977	2013	5 - 40
1720 W. Rio Salado Parkway	Tempe, AZ	—	2,629,020	—	15,771,140	2,629,020	15,771,140	18,400,160	93,842	2015	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1850 W. Rio Salado Parkway	Tempe, AZ	—		3,975,600	—	23,047,658	3,975,600	23,047,658	27,023,258	204,220	2015	5 - 40
1858 E Encanto Drive	Tempe, AZ	—	*	877,611	4,485,427	256,266	877,611	4,741,693	5,619,304	385,935	2013	5 - 40
475 W Vaughn Street	Tempe, AZ	—		1,112,245	2,260,348	134,556	1,112,245	2,394,904	3,507,149	226,546	2013	5 - 40
921 South Park Lane	Tempe, AZ	—		1,192,820	1,580,155	481,037	1,192,820	2,061,193	3,254,013	300,746	2011	5 - 40
8313 West Pierce Street	Tolleson, AZ	—		2,295,090	9,079,811	3,240,140	2,295,090	12,319,951	14,615,041	3,521,569	2007	5 - 40
8591 West Washington Street	Tolleson, AZ	—		1,574,912	7,308,021	277,291	1,574,912	7,585,312	9,160,224	768,598	2012	5 - 40
8601 West Washington Street	Tolleson, AZ	—		1,524,603	6,352,070	919,846	1,524,603	7,271,916	8,796,519	885,845	2012	5 - 40
5111 S Royal Atlanta Drive	Tucker, GA	—	*	435,776	1,875,685	372,752	435,776	2,248,438	2,684,214	235,227	2013	5 - 40
5151 S Royal Atlanta Drive	Tucker, GA	—	*	345,061	1,428,840	203,538	345,061	1,632,378	1,977,439	192,918	2013	5 - 40
1100 17th Street NW	Washington, DC	—		16,558,660	32,223,978	1,469,287	16,558,660	33,693,265	50,251,925	5,441,896	2011	5 - 40
2100 M Street NW	Washington, DC	—		70,000,000	55,123,783	128,506	70,000,000	55,252,289	125,252,289	5,781,074	2013	5 - 40
1200 Liberty Ridge Drive	Wayne, PA	—		6,215,667	—	8,912,626	5,223,660	9,904,633	15,128,293	4,241,802	2001	5 - 40
1500 Liberty Ridge Drive	Wayne, PA	—		8,287,555	—	32,326,215	11,636,499	28,977,271	40,613,770	10,604,538	2002	5 - 40
825 Duportail Road	Wayne, PA	—		5,536,619	16,179,213	5,014,199	5,539,281	21,190,750	26,730,031	9,267,683	1979	5 - 40
400-500 Brandywine Parkway	West Chester, PA	—		845,846	6,809,025	1,041,424	845,846	7,850,449	8,696,295	3,246,127	1988	5 - 40
600 Brandywine Parkway	West Chester, PA	—		664,899	5,352,410	892,306	664,899	6,244,716	6,909,615	2,927,132	1988	5 - 40
1400 Powis Court	West Chicago, IL	—		578,314	2,448,562	73,377	578,314	2,521,939	3,100,253	178,750	2013	5 - 40
1 Kings Hill Avenue	West Malling, UK	—		4,288,389	—	9,037,845	3,687,334	9,638,900	13,326,234	2,389,026	2006	5 - 40
42 Kings Hill Avenue	West Malling, UK	—		5,397,739	—	11,517,219	4,003,074	12,911,884	16,914,958	2,766,912	2005	5 - 40
Liberty Square, Block 1	West Malling, UK	—		159,232	1,622,551	904,781	301,735	2,384,830	2,686,565	641,950	2006	5 - 40
Liberty Square, Block 2	West Malling, UK	—		199,150	1,614,217	936,652	377,377	2,372,642	2,750,019	615,641	2006	5 - 40
Liberty Square, Block 3	West Malling, UK	—		129,830	1,141,141	652,344	246,020	1,677,295	1,923,315	430,653	2006	5 - 40
Liberty Square, Block 5	West Malling, UK	—		71,377	735,993	409,677	135,255	1,081,792	1,217,047	279,593	2006	5 - 40
1400 Northpoint Parkway	West Palm Beach, FL	—	*	2,454,972	5,312,829	276,502	2,454,972	5,589,331	8,044,303	500,926	2013	5 - 40
300 Northpoint Parkway	West Palm Beach, FL	—	*	1,177,064	2,102,451	136,689	1,177,064	2,239,140	3,416,204	191,870	2013	5 - 40
400 Northpoint Parkway	West Palm Beach, FL	—	*	1,029,595	1,728,187	164,118	1,029,595	1,892,305	2,921,900	164,308	2013	5 - 40
2935 West Corporate Lakes Boulevard	Weston, FL	—	*	4,682,521	25,905,126	558,332	4,682,521	26,463,458	31,145,979	1,739,999	2013	5 - 40
2945 West Corporate Lakes Boulevard	Weston, FL	—	*	2,345,242	13,973,766	273,455	2,345,242	14,247,221	16,592,463	925,347	2013	5 - 40
43-47 Hintz Road	Wheeling, IL	—		2,051,093	18,283,480	537,830	2,051,088	18,821,316	20,872,404	1,304,019	2013	5 - 40
Subtotal Operating Real Estate		$55,484,649		$1,114,603,612	$2,652,302,317	$2,549,669,062	$1,184,927,226	$5,131,647,765	$6,316,574,991	$1,148,928,324

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
Development Properties
8620 Congdon Hill Drive	Alburtis, PA	—	$38,328,000	$—	$11,489,588	$—	$49,817,588	$49,817,588	$—	2015	N/A
800 Uline Way	Allentown, PA	—	14,754,000	—	12,639,279	—	27,393,279	27,393,279	—	2015	N/A
700 Uline Way	Allentown, PA	—	26,311,300	—	30,292,697	—	56,603,997	56,603,997	—	2015	N/A
3225 Gravel Springs Road	Buford, GA	—	2,807,020	—	277,833	—	3,084,853	3,084,853	—	2015	N/A
3525 Gravel Springs Road	Buford, GA	—	1,391,065	—	182,177	—	1,573,242	1,573,242	—	2015	N/A
5032 Sirona Drive	Charlotte, NC	—	1,416,763	—	7,275,237	—	8,692,000	8,692,000	—	2015	N/A
11020 Holly Lane	Dayton, MN	—	2,536,731	—	10,926,042	—	13,462,773	13,462,773	—	2014	N/A
333 Howard Avenue	Des Plaines, IL	—	7,928,724	—	11,609,920	—	19,538,644	19,538,644	—	2014	N/A
1951 TW Alexander Drive	Durham, NC	—	1,115,595	—	302,394	—	1,417,989	1,417,989	—	2015	N/A
1953 TW Alexander Drive	Durham, NC	—	2,402,820	—	1,004,841	—	3,407,661	3,407,661	—	2015	N/A
1957 TW Alexander Drive	Durham, NC	—	1,844,943	—	1,467,665	—	3,312,608	3,312,608	—	2015	N/A
120 Caliber Ridge Drive	Greer, SC	—	1,243,100	—	6,568,523	—	7,811,623	7,811,623	—	2014	N/A
130 Caliber Ridge Drive	Greer, SC	—	1,171,160	—	5,065,871	—	6,237,031	6,237,031	—	2014	N/A
4485 Premier Drive	High Point, NC	—	1,827,595	—	368,166	—	2,195,761	2,195,761	—	2015	N/A
10720 West Sam Houston Pkwy N	Houston, TX	—	3,871,875	—	29,893,209	—	33,765,084	33,765,084	—	2014	N/A
5430 FAA Boulevard	Irving, TX	—	2,245,346	—	2,756,907	—	5,002,253	5,002,253	—	2015	N/A
951 Valleyview Lane	Irving, TX	—	3,899,824	—	5,255,183	—	9,155,007	9,155,007	—	2015	N/A
11250 NW 122nd Street	Medley, FL	—	4,798,886	—	9,352,489	—	14,151,375	14,151,375	—	2014	N/A
1050 Constitution Avenue	Philadelphia, PA	—	—	—	1,682,445	—	1,682,445	1,682,445	—	2015	N/A
1200 Intrepid Avenue	Philadelphia, PA	—	404,883	—	17,925,128	—	18,330,011	18,330,011	—	2014	N/A
351 Rouse Boulevard	Philadelphia, PA	—	359,864	—	3,120,713	—	3,480,577	3,480,577	—	2015	N/A
4701 League Island Boulevard	Philadelphia, PA	—	419,107	—	12,090,516	—	12,509,623	12,509,623	—	2014	N/A
5800 Eastport Boulevard	Richmond, VA	—	604,146	—	7,054,435	—	7,658,581	7,658,581	—	2014	N/A
5800 Technology Boulevard	Sandston, VA	—	1,741,867	—	3,319,003	—	5,060,870	5,060,870	—	2015	N/A
1910 W. Rio Salado Parkway	Tempe, AZ	—	4,693,504	—	23,421,674	—	28,115,178	28,115,178	—	2014	N/A
1930 W Rio Salado Parkway	Tempe, AZ	—	4,069,890	—	2,575,094	—	6,644,984	6,644,984	—	2015	N/A
2040 W Rio Salado Parkway	Tempe, AZ	—	3,225,000	—	7,617,711	—	10,842,711	10,842,711	—	2015	N/A
Subtotal Development in Progress		$—	$135,413,008	$—	$225,534,740	$—	$360,947,748	$360,947,748	$—

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
4551 New York Avenue Land	Arlington, TX	$—	$4,754,659	$—	$403,475	$5,158,133	$—	$5,158,133	$—	2013	N/A
Mill Creek Road Land	Bethlehem, PA	—	17,719,400	—	2,777,765	20,497,165	—	20,497,165	—	2012	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	684,340	2,724,075	—	2,724,075	—	1998	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	75,163	283,809	—	283,809	—	2010	N/A
Charlotte Distribution Center Land-Lot 1	Charlotte, NC	—	654,713	—	2,320	657,033	—	657,033	—	2011	N/A
Shopton Ridge Business Park Land	Charlotte, NC	—	642,756	—	359,147	1,001,903	—	1,001,903	—	2014	N/A
Holly Lane North Land	Dayton, MN	—	889,205	—	129,550	1,018,755	—	1,018,755	—	2014	N/A
French Lake Land	Dayton/Rogers, MN	—	13,513,632	—	1,253,172	14,766,804	—	14,766,804	—	2015	N/A
1951 TW Alexander Drive Land	Durham, NC	—	758,503	—	235,437	993,940	—	993,940	—	2014	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	5,166,199	7,217,830	—	7,217,830	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	4,247,448	21,105,004	—	21,105,004	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,936,009	3,500,544	—	3,500,544	—	2006	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	16,338	—	43,923	60,261	—	60,261	—	2007	N/A
Ridge Road & Hanover Road Land	Hanover, MD	—	3,875,203	—	578,732	4,453,935	—	4,453,935	—	2012	N/A
Arundel Road Land	Hanover, MD	—	3,371,183	—	(583,888)	2,787,295	—	2,787,295	—	2008	N/A
Interwood Land	Houston, TX	—	5,160,668	—	14,470	5,175,138	—	5,175,138	—	2012	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	3,417,149	9,174,014	—	9,174,014	—	2007	N/A
Richey Road Land	Houston, TX	—	26,135,466	—	6,321,539	32,457,005	—	32,457,005	—	2014	N/A
Taub Beltway 8 Land	Houston, TX	—	4,611,474	—	920,126	5,531,600	—	5,531,600	—	2012	N/A
Frye Road and Valley View Lane Land	Irving, TX	—	1,917,440	—	330,155	2,247,595	—	2,247,595	—	2014	N/A
Rouse Kent Limited	Kent, UK	—	—	—	—	15,806,030	—	15,806,030	—	2012	N/A
Port Crossing Commerce Center Land	La Porte, TX	—	22,454,978	—	589,812	23,044,790	—	23,044,790	—	2015	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,416,243	2,208,361	—	2,208,361	—	1995	N/A
Spring Creek Land	Lower Macungie Twp, PA	—	35,499,849	—	8,515,631	44,015,480	—	44,015,480	—	2013	N/A
380 Old Morehall Road	Malvern, PA	—	1,344,809	—	—	1,344,809	—	1,344,809	—	2012	N/A
6 Great Valley Parkway Land	Malvern, PA	—	603,050	—	2,049,126	2,652,176	—	2,652,176	—	2015	N/A
Quarry Ridge Land	Malvern, PA	—	675,499	—	297,332	972,831	—	972,831	—	2001	N/A

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2015	Accumulated Depreciation 12/31/2015	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
Miami International Tradeport Land	Medley, FL	—	16,739,632	—	10,787,022	27,526,654	—	27,526,654	—	2011	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	1,164,543	7,249,880	—	7,249,880	—	2006	N/A
557 Nazareth Pike Land	Nazareth, PA	—	4,667,646	—	486,885	5,154,531	—	5,154,531	—	2013	N/A
South 27th Street Land	Oak Creek, WI	—	427,838	—	—	434,870	—	434,870	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	267,468	—	222,069	489,537	—	489,537	—	2004	N/A
Southern Boulevard Land	Palm Beach County, FL	—	12,042,368	—	4,671,872	16,714,240	—	16,714,240	—	2014	N/A
Buckeye Logistics Center West Land	Phoenix, AZ	—	11,203,594	—	703,833	11,907,427	—	11,907,427	—	2013	N/A
Cotton Center Land	Phoenix, AZ	—	8,237,744	—	3,943	8,241,687	—	8,241,687	—	2007	N/A
Sherrif Road Land	Prince George's County, MD	—	4,893,300	—	662,231	5,555,531	—	5,555,531	—	2015	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,442	169,756	—	169,756	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	6,176,464	—	2,176,777	8,353,241	—	8,353,241	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	813,499	3,529,213	—	3,529,213	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,114	210,250	—	210,250	—	2000	N/A
Legacy Park Land	Tampa, FL	—	3,289,423	—	4,950,267	8,239,690	—	8,239,690	—	2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	338,629	2,334,004	—	2,334,004	—	2007	N/A
Subtotal Land Held for Development		$—	$251,940,264	$—	$69,213,501	$336,966,826	$—	$336,966,826	$—

Total All Properties		$55,484,649	$1,501,956,884	$2,652,302,317	$2,844,417,302	$1,521,894,052	$5,492,595,513	$7,014,489,565	$1,148,928,324

* Denotes property is collateralized under mortgages with Allianz, LaSalle Bank, Athene, New York Life and Wells Fargo totaling $232.1 million.
(1) Does not include deferred financing costs and market adjustments.
(2) Includes foreign currency changes and write-offs of certain fully depreciated assets and net of impairment charges.

SCHEDULE III
LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2015	2014	2013
REAL ESTATE:
Balance at beginning of year	$7,074,558	$6,704,262	$5,369,861
Additions	562,299	602,585	1,888,229
Disposition of property	(622,367)	(232,289)	(553,828)

Balance at end of year	$7,014,490	$7,074,558	$6,704,262

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$1,182,129	$1,051,340	$1,067,205
Depreciation expense	182,011	179,143	162,546
Disposition of property	(215,212)	(48,354)	(178,411)

Balance at end of year	$1,148,928	$1,182,129	$1,051,340

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company's 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm - Liberty Property Trust

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm - Liberty Property Limited Partnership

Financial Statements - Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2015 and 2014

Statements of Comprehensive Income:
Liberty Property Trust Consolidated for the years ended December 31, 2015, 2014 and 2013

Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2015, 2014 and 2013

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2015, 2014 and 2013

Financial Statements - Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2015 and 2014

Statements of Comprehensive Income:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2015, 2014 and 2013

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2015, 2014 and 2013

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES:

Schedule II - Allowance for Doubtful Accounts for Liberty Property Trust and Liberty Property Limited Partnership

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2015 for Liberty Property Trust and Liberty Property Limited Partnership

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

3.1.8
Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Annex A to the Trust's Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2010, filed with the Commission on April 20, 2010).

3.1.9
Articles of Amendment to the Amended and Restated Declaration of Trust of Trust, filed with the State Department of Assessments and Taxation of Maryland on May 27, 2014 (Incorporated by reference to Exhibit 3.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “Second Quarter 2014 Form 10-Q”).

3.1.10
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on September 1, 2004 (Incorporated by reference to Exhibit 3(i) to the Registrants' Current Report on Form 8-K, filed with the Commission on September 2, 2004 (the “September 2, 2004 Form 8-K”)).

3.1.11
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Registrants' Current Report on Form 8-K, filed with the Commission on June 17, 2005 (the “June 17, 2005 Form 8-K”)).

3.1.12
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Registrants' Current Report, filed with the Commission on June 30, 2005 (the “June 30, 2005 Form 8-K”)).

3.1.13
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Registrants' Current Report on Form 8-K, filed with the Commission on August 24, 2005).

3.1.14
Articles Supplementary to the amended and Restated Declaration of Trust of the Trust relating to the 6.70% Series G Cumulative Redeemable Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Registrants' Current Report on Form 8-K, filed with the Commission on December 18, 2006 (the “December 18, 2006 Form 8-K”)).

3.1.15
Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.40% Series H Cumulative Redeemable Preferred Partnership Interests (Incorporated by reference to Exhibit 3(i) to the Registrants' Current Report on Form 8-K, filed with the Commission on August 23, 2007 (the “August 23, 2007 Form 8-K”)).

3.1.16
Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.17	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.1 to the Second Quarter 1999 Form 10-Q).

3.1.18	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.19	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter Form 2002 10-Q).

3.1.20	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the September 2, 2004 Form 8-K).

3.1.21	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the June 17, 2005 8-K).

3.1.22	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the June 30, 2005 8-K).

3.1.23
Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the Registrants' Current Report on Form 8-K, filed with the Commission on August 24, 2005).

3.1.24
Amendment No. 2 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the Registrants' Current Report on Form 8-K, filed with the Commission on December 23, 2005).

3.1.25	Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the December 18, 2006 Form 8-K).

3.1.26
Eighth Amendment to the Second Amendment and Restated Agreement of the Operating Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the August 23, 2007 Form 8-K).

3.1.27
Ninth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.25 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

3.1.28*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.1.29
Liberty Property Trust First Amended and Restated By-Laws of the Trust, as Amended on December 6, 2007 (Incorporated by reference to Exhibit 3.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on December 12, 2007).

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

4.17
Fifth Supplemental Indenture, dated as of March 24, 2015, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 3.750% Senior Notes due 2025 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015).

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

10.8@	Liberty Property Trust - Senior Management Severance Plan (Incorporated by reference to Exhibit 10.1 to the Registrants' Report on Form 10-Q for the fiscal quarter ended September 30, 2015).

10.9@	Liberty Property Trust - Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 filed with the Trust's Registration Statement on Form S-8 (Commission File No. 333-175263)).

10.10@
Liberty Property Trust 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”)).

10.11@
Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

10.12@	Form of Option Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with the First Quarter 2008 Form 10-Q).

10.13@
Form of 2009 Long Term Incentive Plan Target Unit Award Agreement (Incorporated by reference to Exhibit 10.2 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.14.1+
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

10.14.2+
Substitution of Limited Partner Agreement, dated as of December 31, 2013, by and among Liberty Property Philadelphia Corporation IV East, as general partner, Liberty Property Limited Partnership and Comcast Philadelphia Holdings, LLC. (Incorporated by reference to Exhibit 10.15.2 filed with the 2013 Form 10-K).

10.15
NOI Support Agreement, dated as of April 11, 2006, by Liberty Property Limited Partnership in favor of Liberty/Commerz 1701 JFK Boulevard, L.P. and 1701 JFK Boulevard Philadelphia, L.P. (Incorporated by reference to Exhibit 10.4 filed with the Registrants' Second Quarter 2006 Form 10-Q).

10.16
Completion and Payment Agreement and Guaranty, dated as of April 11, 2006, by the Operating Partnership for the benefit of 1701 JFK Boulevard Philadelphia, L.P. and Liberty/Commerz 1701 JFK Boulevard L.P. (Incorporated by reference to Exhibit 10.5 filed with the Registrants' Second Quarter 2006 Form 10-Q).

10.17+
Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007 (Incorporated by reference to Exhibit 10.18 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.18+
Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007 (Incorporated by reference to Exhibit 10.19 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.19$+
Partnership Interest Purchase Agreement, dated as of July 31, 2013, by and among Liberty Property Limited Partnership, Cabot Industrial Value Fund III Manager, Limited Partnership and Cabot Industrial Value Fund III, Inc. (Incorporated by reference to Exhibit 2.1 filed with the Registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013).

10.20$
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

10.21
First Amendment to Agreement of Sale and Purchase, dated as of December 4, 2013, by and among Liberty Property Limited Partnership, Liberty Property Development Corp., 9755 Patuxent Woods Drive Trust and Annapolis Development, LLC and Greenfield Real Estate, LLC (Incorporated by reference to Exhibit 2.2 filed with the Registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013).

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

10.24+
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

10.25+
Amended and Restated Limited Liability Company Operating Agreement of 18A LLC, dated as of June 30, 2014, by and between Liberty Property Limited Partnership and Comcast Corporation (Incorporated by reference to Exhibit 10.1 filed with the Second Quarter 2014 Form 10-Q).

10.26+
Limited Liability Company Operating Agreement of 18A Hotel LLC, dated as of June 30, 2014, by and between Comcast Corporation and Liberty Property Development Company IV-S, LLC, a wholly owned subsidiary of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10.2 filed with the Second Quarter 2014 Form 10-Q).

10.27+
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

LIBERTY PROPERTY TRUST

Date: February 26, 2016                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 26, 2016
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 26, 2016
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 26, 2016
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	February 26, 2016
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 26, 2016
Daniel P. Garton

/s/ ANTONIO F. FERNANDEZ	Trustee	February 26, 2016
Antonio F. Fernandez

/s/ KATHERINE E. DIETZE	Trustee	February 26, 2016
Katherine E. Dietze

/s/ FREDRIC J. TOMCZYK	Trustee	February 26, 2016
Fredric J. Tomczyk

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

Date: February 26, 2016                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 26, 2016
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 26, 2016
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 26, 2016
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	February 26, 2016
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 26, 2016
Daniel P. Garton

/s/ ANTONIO F. FERNANDEZ	Trustee	February 26, 2016
Antonio F. Fernandez

/s/ KATHERINE E. DIETZE	Trustee	February 26, 2016
Katherine E. Dietze

/s/ FREDRIC J. TOMCZYK	Trustee	February 26, 2016
Fredric J. Tomczyk

EXHIBIT INDEX

EXHIBIT NO.

3.1.28	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to the Trust.

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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