Form 10-Q
period 2016-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2016-05-05
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 3, 2016, 146,625,092 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at March 31, 2016. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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
Form 10-Q for the period ended March 31, 2016

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	March 31, 2016	December 31, 2015
ASSETS
Real estate:
Land and land improvements	$1,186,960	$1,183,411
Building and improvements	5,127,287	5,124,521
Less accumulated depreciation	(1,159,991)	(1,148,228)
Operating real estate	5,154,256	5,159,704
Development in progress	335,927	360,948
Land held for development	341,356	336,967
Net real estate	5,831,539	5,857,619
Cash and cash equivalents	43,663	35,353
Restricted cash	6,606	9,018
Accounts receivable, net	18,319	14,343
Deferred rent receivable, net	121,278	118,787
Deferred financing and leasing costs, net of accumulated amortization (March 31, 2016, $170,558; December 31, 2015, $175,243)	183,813	192,038
Investments in and advances to unconsolidated joint ventures	210,341	218,454
Assets held for sale	7,918	12,968
Prepaid expenses and other assets	94,821	99,049
Total assets	$6,518,298	$6,557,629
LIABILITIES
Mortgage loans, net	$304,360	$307,908
Unsecured notes, net	2,580,910	2,580,108
Credit facility	260,000	259,000
Accounts payable	60,328	51,382
Accrued interest	43,130	26,154
Dividend and distributions payable	71,317	71,787
Other liabilities	228,868	243,806
Total liabilities	3,548,913	3,540,145
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of March 31, 2016 and December 31, 2015	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 146,603,946 and 147,577,984 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	147	148
Additional paid-in capital	3,640,341	3,669,627
Accumulated other comprehensive loss	(24,188)	(17,893)
Distributions in excess of net income	(711,034)	(698,954)
Total Liberty Property Trust shareholders’ equity	2,905,266	2,952,928
Noncontrolling interest – operating partnership
3,539,075 common units outstanding as of March 31, 2016 and December 31, 2015	52,663	53,100
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total equity	2,961,848	3,009,947
Total liabilities, noncontrolling interest - operating partnership and equity	$6,518,298	$6,557,629

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING REVENUE
Rental	$139,054	$148,585
Operating expense reimbursement	51,086	58,316
Total operating revenue	190,140	206,901
OPERATING EXPENSE
Rental property	28,509	35,571
Real estate taxes	25,320	26,164
General and administrative	20,990	18,802
Depreciation and amortization	54,078	58,796
Impairment - real estate assets	—	15,739
Total operating expense	128,897	155,072
Operating income	61,243	51,829
OTHER INCOME (EXPENSE)
Interest and other income	4,598	6,371
Interest expense	(31,412)	(34,670)
Total other income (expense)	(26,814)	(28,299)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,429	23,530
Gain on property dispositions	20,521	2,271
Income taxes	(801)	(845)
Equity in earnings of unconsolidated joint ventures	4,914	6,906
Net income	59,063	31,862
Noncontrolling interest – operating partnership	(1,509)	(853)
Noncontrolling interest – consolidated joint ventures	—	(58)
Net income available to common shareholders	$57,554	$30,951

Net income	$59,063	$31,862
Other comprehensive loss - foreign currency translation	(5,087)	(10,410)
Other comprehensive loss - derivative instruments	(1,360)	(947)
Other comprehensive loss	(6,447)	(11,357)
Total comprehensive income	52,616	20,505
Less: comprehensive income attributable to noncontrolling interest	(1,357)	(648)
Comprehensive income attributable to common shareholders	$51,259	$19,857
Earnings per common share
Income per common share – basic	$0.39	$0.21
Income per common share – diluted	$0.39	$0.21
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	146,071	148,315
Diluted	146,531	149,031
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP-COMMON	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2016	$148	$3,669,627	$(17,893)	$(698,954)	$2,952,928	$53,100	$3,919	$3,009,947	$7,537
Net proceeds from the issuance of common shares	—	504	—	—	504	—	—	504	—
Net income	—	—	—	57,554	57,554	1,391	—	58,945	118
Distributions	—	—	—	(69,634)	(69,634)	(1,676)	—	(71,310)	(118)
Share repurchase	(1)	(40,895)	—	—	(40,896)	—	—	(40,896)	—
Share-based compensation	—	11,105	—	—	11,105	—	—	11,105	—
Other comprehensive loss - foreign currency translation	—	—	(4,967)	—	(4,967)	(120)	—	(5,087)	—
Other comprehensive loss - derivative instruments	—	—	(1,328)	—	(1,328)	(32)	—	(1,360)	—
Balance at March 31, 2016	$147	$3,640,341	$(24,188)	$(711,034)	$2,905,266	$52,663	$3,919	$2,961,848	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net income	$59,063	$31,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,837	59,431
Amortization of deferred financing costs	1,002	1,073
Impairment - real estate assets	—	15,739
Equity in earnings of unconsolidated joint ventures	(4,914)	(6,906)
Distributions from unconsolidated joint ventures	314	—
Gain on property dispositions	(20,521)	(2,271)
Share-based compensation	10,536	7,437
Other	(1,652)	(2,990)
Changes in operating assets and liabilities:
Restricted cash	2,216	489
Accounts receivable	(4,030)	(3,670)
Deferred rent receivable	(5,225)	(5,504)
Prepaid expenses and other assets	(2,926)	(13,058)
Accounts payable	3,762	(116)
Accrued interest	16,976	12,178
Other liabilities	(12,627)	(3,718)
Net cash provided by operating activities	96,811	89,976
INVESTING ACTIVITIES
Investment in properties – acquisitions	(8,000)	—
Investment in properties – other	(13,314)	(12,805)
Investments in and advances to unconsolidated joint ventures	(14,635)	(5,822)
Distributions from unconsolidated joint ventures	26,684	6,098
Net proceeds from disposition of properties/land	127,727	40,998
Investment in development in progress	(76,522)	(48,001)
Investment in land held for development	(15,392)	(4,045)
Payment of deferred leasing costs	(8,200)	(9,684)
Other	8,095	(1,601)
Net cash provided by (used in) investing activities	26,443	(34,862)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	504	12,579
Share repurchase	(40,896)	—
Proceeds from unsecured notes	—	398,576
Repayments of unsecured notes	—	(300,000)
Repayments of mortgage loans	(3,101)	(2,160)
Proceeds from credit facility	187,000	390,000
Repayments on credit facility	(186,000)	(507,000)
Payment of deferred financing costs	—	(3,551)
Distribution paid on common shares	(70,104)	(70,562)
Distribution paid on units	(1,794)	(1,863)
Net cash used in financing activities	(114,391)	(83,981)
Net increase (decrease) in cash and cash equivalents	8,863	(28,867)
Decrease in cash and cash equivalents related to foreign currency translation	(553)	(1,724)
Cash and cash equivalents at beginning of period	35,353	69,346
Cash and cash equivalents at end of period	$43,663	$38,755

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	March 31, 2016	December 31, 2015
ASSETS
Real estate:
Land and land improvements	$1,186,960	$1,183,411
Building and improvements	5,127,287	5,124,521
Less accumulated depreciation	(1,159,991)	(1,148,228)
Operating real estate	5,154,256	5,159,704
Development in progress	335,927	360,948
Land held for development	341,356	336,967
Net real estate	5,831,539	5,857,619
Cash and cash equivalents	43,663	35,353
Restricted cash	6,606	9,018
Accounts receivable, net	18,319	14,343
Deferred rent receivable, net	121,278	118,787
Deferred financing and leasing costs, net of accumulated amortization (March 31, 2016, $170,558; December 31, 2015, $175,243)	183,813	192,038
Investments in and advances to unconsolidated joint ventures	210,341	218,454
Assets held for sale	7,918	12,968
Prepaid expenses and other assets	94,821	99,049
Total assets	$6,518,298	$6,557,629
LIABILITIES
Mortgage loans, net	$304,360	$307,908
Unsecured notes, net	2,580,910	2,580,108
Credit facility	260,000	259,000
Accounts payable	60,328	51,382
Accrued interest	43,130	26,154
Distributions payable	71,317	71,787
Other liabilities	228,868	243,806
Total liabilities	3,548,913	3,540,145
Limited partners' equity - 301,483 preferred units outstanding as of March 31, 2016, and December 31, 2015	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 146,603,946 and 147,577,984 common units outstanding as of March 31, 2016 and December 31, 2015, respectively	2,905,266	2,952,928
Limited partners’ equity – 3,539,075 common units outstanding as of March 31, 2016 and December 31, 2015	52,663	53,100
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total owners’ equity	2,961,848	3,009,947
Total liabilities, limited partners' equity and owners’ equity	$6,518,298	$6,557,629

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING REVENUE
Rental	$139,054	$148,585
Operating expense reimbursement	51,086	58,316
Total operating revenue	190,140	206,901
OPERATING EXPENSE
Rental property	28,509	35,571
Real estate taxes	25,320	26,164
General and administrative	20,990	18,802
Depreciation and amortization	54,078	58,796
Impairment - real estate assets	—	15,739
Total operating expense	128,897	155,072
Operating income	61,243	51,829
OTHER INCOME (EXPENSE)
Interest and other income	4,598	6,371
Interest expense	(31,412)	(34,670)
Total other income (expense)	(26,814)	(28,299)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,429	23,530
Gain on property dispositions	20,521	2,271
Income taxes	(801)	(845)
Equity in earnings of unconsolidated joint ventures	4,914	6,906
Net income	59,063	31,862
Noncontrolling interest – consolidated joint ventures	—	(58)
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$58,945	$31,686
Net income	$59,063	$31,862
Other comprehensive loss - foreign currency translation	(5,087)	(10,410)
Other comprehensive loss - derivative instruments	(1,360)	(947)
Other comprehensive loss	(6,447)	(11,357)
Total comprehensive income	$52,616	$20,505
Earnings per common unit
Income per common unit - basic	$0.39	$0.21
Income per common unit - diluted	$0.39	$0.21
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	149,610	151,856
Diluted	150,070	152,572
Net income allocated to general partners	$57,554	$30,951
Net income allocated to limited partners	$1,509	$853

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2016	$2,952,928	$53,100	$3,919	$3,009,947	$7,537
Contributions from partners	11,609	—	—	11,609	—
Unit repurchase	(40,896)	—	—	(40,896)	—
Distributions to partners	(69,634)	(1,676)	—	(71,310)	(118)
Other comprehensive loss - foreign currency translation	(4,967)	(120)	—	(5,087)	—
Other comprehensive loss - derivative instruments	(1,328)	(32)	—	(1,360)	—
Net income	57,554	1,391	—	58,945	118
Balance at March 31, 2016	$2,905,266	$52,663	$3,919	$2,961,848	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net income	$59,063	$31,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,837	59,431
Amortization of deferred financing costs	1,002	1,073
Impairment - real estate assets	—	15,739
Equity in earnings of unconsolidated joint ventures	(4,914)	(6,906)
Distributions from unconsolidated joint ventures	314	—
Gain on property dispositions	(20,521)	(2,271)
Noncash compensation	10,536	7,437
Other	(1,652)	(2,990)
Changes in operating assets and liabilities:
Restricted cash	2,216	489
Accounts receivable	(4,030)	(3,670)
Deferred rent receivable	(5,225)	(5,504)
Prepaid expenses and other assets	(2,926)	(13,058)
Accounts payable	3,762	(116)
Accrued interest	16,976	12,178
Other liabilities	(12,627)	(3,718)
Net cash provided by operating activities	96,811	89,976
INVESTING ACTIVITIES
Investment in properties – acquisitions	(8,000)	—
Investment in properties – other	(13,314)	(12,805)
Investments in and advances to unconsolidated joint ventures	(14,635)	(5,822)
Distributions from unconsolidated joint ventures	26,684	6,098
Net proceeds from disposition of properties/land	127,727	40,998
Investment in development in progress	(76,522)	(48,001)
Investment in land held for development	(15,392)	(4,045)
Payment of deferred leasing costs	(8,200)	(9,684)
Other	8,095	(1,601)
Net cash provided by (used in) investing activities	26,443	(34,862)
FINANCING ACTIVITIES
Proceeds from unsecured notes	—	398,576
Repayments of unsecured notes	—	(300,000)
Repayments of mortgage loans	(3,101)	(2,160)
Proceeds from credit facility	187,000	390,000
Repayments on credit facility	(186,000)	(507,000)
Payment of deferred financing costs	—	(3,551)
Capital contributions	504	12,579
Distributions to partners	(112,794)	(72,425)
Net cash used in financing activities	(114,391)	(83,981)
Net increase (decrease) in cash and cash equivalents	8,863	(28,867)
Decrease in cash and cash equivalents related to foreign currency translation	(553)	(1,724)
Cash and cash equivalents at beginning of period	35,353	69,346
Cash and cash equivalents at end of period	$43,663	$38,755

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at March 31, 2016. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
As of January 1, 2016 under the revised accounting standard Topic 810 (see Recently Issued Accounting Standards below), the Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.6% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $20.1 million and $20.5 million as of March 31, 2016 and December 31, 2015, respectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"). The standard requires that all entities re-evaluate and revise consolidation documentation for limited partnerships and similar legal entities. It makes changes to both the variable interest model and voting model. The Company adopted ASU 2015-02 beginning January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on the Company's financial position and results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is evaluating the impact ASU 2016-02 will have on its financial position and results of operations.

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). ASU 2016-05 states that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under FASB Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning January 1, 2017. Early adoption of ASU 2016-05 is permitted. The standard allows application on a prospective or modified retrospective basis. The Company does not believe that ASU 2016-05 will have a material impact on its financial position and results of operations.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is designed to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017. Early adoption of ASU 2016-09 is permitted. Certain amendments in the standard are to be applied retrospectively and certain amendments are to be applied prospectively. The Company is evaluating the impact ASU 2016-09 will have on its financial position and results of operations.
Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$57,554	146,071	$0.39	$30,951	148,315	$0.21
Dilutive shares for long-term compensation plans	—	460		—	716
Net income available to common shareholders - diluted	$57,554	146,531	$0.39	$30,951	149,031	$0.21

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three months ended March 31, 2016 was 2.4 million as compared to 596,000 for the same period in 2015.
During the three months ended March 31, 2016, 15,000 common shares were issued upon the exercise of options. During the year ended December 31, 2015, 65,000 common shares were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.
During the three months ended March 31, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million at an average price of $29.28 per share as part of the share repurchase plan.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income - net of noncontrolling interest - consolidated joint ventures	$59,063			$31,804
Less: Preferred unit distributions	(118)			(118)
Income available to common unitholders - basic	$58,945	149,610	$0.39	$31,686	151,856	$0.21
Dilutive units for long-term compensation plans	—	460		—	716
Income available to common unitholders - diluted	$58,945	150,070	$0.39	$31,686	152,572	$0.21

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three months ended March 31, 2016 was 2.4 million as compared to 596,000 for the same period in 2015.
During the three months ended March 31, 2016, 15,000 common units were issued upon exercise of options. During the year ended December 31, 2015, 65,000 common units were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.
During the three months ended March 31, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million at an average price of $29.28 per share as part of the share repurchase plan. In connection with these repurchases, an equal number of common units were repurchased by the Operating Partnership from the Trust.

Note 4: Accumulated Other Comprehensive Loss

The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign Currency Translation:
Beginning balance	$(17,256)	$(5,823)
Translation adjustment	(5,087)	(10,410)
Ending balance	(22,343)	(16,233)

Derivative Instruments:
Beginning balance	(865)	(377)
Unrealized loss	(1,643)	(1,299)
Reclassification adjustment (1)	283	352
Ending balance	(2,225)	(1,324)
Total accumulated other comprehensive loss	(24,568)	(17,557)
Less: portion included in noncontrolling interest – operating partnership	380	211
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(24,188)	$(17,346)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.

Note 5: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. During the three months ended March 31, 2016, the Company realigned its reportable segments as follows:

•	Carolinas/Richmond;

•	Chicago/Milwaukee;

•	Florida;

•	Houston;

•	Lehigh/Central PA;

•	Minnesota;

•	Philadelphia;

•	Southeastern PA; and

•	United Kingdom.
Certain other segments are aggregated into an "Other" category which includes the reportable segments: Arizona; Atlanta; Cincinnati/Columbus/Indianapolis; Dallas; DC Metro; New Jersey; Northern Virginia; Southern California; and other.
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

The operating information by reportable segment is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Operating revenue
Carolinas/Richmond	$15,760	$20,334
Chicago/Milwaukee	10,193	9,793
Florida	29,318	30,932
Houston	14,766	12,324
Lehigh/Central PA	34,243	33,554
Minnesota	11,346	12,672
Philadelphia	10,355	9,982
Southeastern PA	25,883	39,238
United Kingdom	3,552	3,725
Other	34,998	34,398
Segment-level operating revenue	190,414	206,952

Reconciliation to total operating revenues
Other	(274)	(51)
Total operating revenue	$190,140	$206,901

Net operating income
Carolinas/Richmond	$10,840	$12,846
Chicago/Milwaukee	6,793	6,743
Florida	18,047	19,102
Houston	8,833	7,221
Lehigh/Central PA	24,202	22,971
Minnesota	4,578	5,985
Philadelphia	7,097	7,022
Southeastern PA	13,751	20,988
United Kingdom	2,405	2,516
Other	22,825	22,176
Segment-level net operating income	119,371	127,570

Reconciliation to net income
Interest expense	(31,412)	(34,670)
Depreciation/amortization expense (1)	(39,798)	(43,514)
Impairment - real estate assets	—	(15,739)
Gain on property dispositions	20,521	2,271
Equity in earnings of unconsolidated joint ventures	4,914	6,906
General and administrative expense (1)	(14,539)	(12,574)
Income taxes (1)	(570)	(707)
Other	576	2,319
Net income	$59,063	$31,862

(1)	Excludes costs which are included in determining segment-level net operating income.

During the three months ended March 31, 2016, the Company acquired one operating property for a purchase price of $8.0 million. This property, comprising 73,000 square feet of leaseable space, is located in the Company's Chicago/Milwaukee reportable segment.

The Company's sales by reportable segment for the three months ended March 31, 2016 are as follows:

	Three months ended March 31, 2016
	Properties Sold	Square Feet (000s)	Gross Proceeds (000s)
Minnesota	1	92	$9,200
Florida	6	574	111,828	(1)
Other	1	183	10,100
Total	8	849	$131,128

(1)	Includes gross proceeds from the sale of 3.5 acres of land.

One property totaling 198,000 square feet in the Company's Dallas reportable segment was considered held for sale as of March 31, 2016.

The Company's total assets by reportable segment as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Carolinas/Richmond	$477,932	$467,098
Chicago/Milwaukee	438,204	429,390
Florida	781,322	874,352
Houston	520,639	522,285
Lehigh/Central PA	1,188,450	1,157,468
Minnesota	345,590	346,840
Philadelphia	475,495	444,889
Southeastern PA	448,560	448,523
United Kingdom	208,221	215,850
Other	1,570,906	1,586,481
Segment-level total assets	6,455,319	6,493,176
Corporate Other	62,979	64,453
Total assets	$6,518,298	$6,557,629

Note 6: Accounting for the Impairment or Disposal of Long-Lived Assets

Asset Impairment

The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. There were no impairments recognized during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company recognized $15.7 million in impairments, $13.4 million of which related to the Company's Carolinas/Richmond reportable segment and $2.3 million of which related to the Company's Southeastern Pennsylvania reportable segment. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820. These measurements have occurred throughout the respective periods as circumstances arise, and the resulting estimates of fair value are not necessarily reflective of measurements at the period’s end. The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at March 31, 2016.

Note 7: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of March 31, 2016 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at March 31, 2016 was $118.4 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of March 31, 2016 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units at March 31, 2016 based on the closing price of the common shares of the Trust at March 31, 2016 was $118.4 million.
Note 9: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of March 31, 2016, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Note 10: Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2016 and December 31, 2015. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of March 31, 2016 and December 31, 2015. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2015 and March 31, 2016 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2015	$307,908	$306,334	$2,580,108	$2,616,395
As of March 31, 2016	$304,360	$302,783	$2,580,910	$2,719,746
Note 11: Unconsolidated Joint Ventures
Liberty Washington, LP
During the three months ended March 31, 2016, Liberty Washington LP (a joint venture in which the Company holds a 25% interest) sold three properties located in the Company's Northern Virginia reportable segment containing 601,000 square feet for $80.5 million.
In addition, during the three months ended March 31, 2016, four properties in the Company's Northern Virginia reportable segment containing 449,000 square feet were transferred to the mortgage lender in full satisfaction of a $66.1 million nonrecourse mortgage loan that was secured by the properties. The Company's share of gain from property dispositions and extinguishment of debt is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
The Company's share of gain from extinguishment of debt was $912,000 and its share of gain on property dispositions was $1.8 million.
As of March 31, 2016 the joint venture was in default of a $46.4 million non-recourse mortgage loan related to certain properties within the joint venture located in the Company's Northern Virginia reportable segment.

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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $100.8 million and $101.4 million at March 31, 2016 and December 31, 2015, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Amount of loss related to the effective portion recognized in other comprehensive loss	$(1,643)	$(1,299)
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(283)	$(352)
Amount of loss related to the ineffective portion recognized in interest expense	$(56)	$(59)

The fair value of the Swaps in the amounts of $8.1 million and $7.1 million as of March 31, 2016 and December 31, 2015, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $8.3 million as of March 31, 2016.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2016, were as follows (in thousands):

Year	Amount
2016	$778
2017	1,038
2018	1,038
2019	1,038
2020	1,038
2021 and thereafter	6,754
Total	$11,684

Operating ground lease expense for the three months ended March 31, 2016 was $256,000 as compared to $64,000 for the same period in 2015.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of March 31, 2016 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of March 31, 2016, the Company had letter of credit obligations of $4.9 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of March 31, 2016, the Company had 24 buildings under development. These buildings are expected to contain, when completed, a total of 6.3 million square feet of leasable space and represent an anticipated aggregate investment of $603.8 million. At March 31, 2016, development in progress totaled $335.9 million. In addition, as of March 31, 2016, the Company had invested $12.3 million in deferred leasing costs related to these development buildings.
As of March 31, 2016, the Company was committed to $80.5 million in improvements on certain buildings and land parcels.
As of March 31, 2016, the Company was committed to $28.7 million in future land purchases.
As of March 31, 2016, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $35.9 million.

As of March 31, 2016, the Company was committed to fund up to $4 million for tenant improvements and leasing commissions under a loan to the buyer of properties in the Company's Southeastern PA reportable segment.

Unconsolidated joint ventures in which the Company holds an interest have engaged the Company as the developer of its development properties pursuant to development agreements. The Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the properties and to guarantee the timely lien-free completion of construction of the properties and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the properties. The Company is currently developing five buildings for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $1.0 billion.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 14: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Write-off of fully depreciated/amortized property and deferred costs	$12,685	$14,436
Write-off of depreciated/amortized property and deferred costs due to sale	$32,323	$10,295
Unrealized loss on cash flow hedge	$(1,360)	$(947)
Changes in accrued development capital expenditures	$394	$(8,343)

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
As of March 31, 2016, the Company owned and operated 485 industrial and 123 office properties (the “Wholly Owned Properties in Operation”) totaling 89.7 million square feet. In addition, as of March 31, 2016, the Company owned 24 properties under development, which when completed are expected to comprise 6.3 million square feet (the “Wholly Owned Properties under Development”) and 1,733 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2016, the Company had an ownership interest, through unconsolidated joint ventures, in 49 industrial and 26 office properties totaling 13.4 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), five properties under development, which when completed are expected to comprise 2.5 million square feet and a 222-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 392 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company expects its strategy with respect to product and market selection to continue to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. The Company also believes that long-term trends indicate potential erosion in the value of certain suburban office properties in certain markets. Accordingly, the Company has increased its investment in industrial and metro-office properties and markets with strong demographic and economic fundamentals, and has decreased its investment in suburban office properties. Furthermore, the Company expects to accelerate this strategy during 2016. The Company anticipates that this strategy will yield significant benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties. The Company also anticipates that this strategy will result in a gradual improvement in the average quality and geographic location of the Company’s properties. The Company believes that these benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that results from the disposition of the suburban office assets.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three months ended March 31, 2016 straight line rents on renewal and replacement leases were on average 10.2% higher than rents on expiring leases. The Company's guidance for 2016 contemplated an increase of straight line rent on average of 1% to 4%. During the three months ended March 31, 2016, the Company successfully leased 5.4 million square feet and, as of that date, attained occupancy of 93.7% for the Wholly Owned Properties in Operation and 94.1% for the JV Properties in Operation for a combined occupancy of 93.8% for the Properties in Operation. At December 31, 2015, occupancy for the Wholly Owned Properties in Operation was 93.9% and for the JV Properties in Operation was 92.8% for a combined occupancy for the Properties in Operation of 93.7%. The Company's guidance for 2016 contemplated an increase in average occupancy of 1% to 2%.
Wholly Owned Capital Activity
Acquisitions
During the three months ended March 31, 2016, the Company acquired one operating property for a purchase price of $8.0 million. This property, which contain 73,000 square feet of leaseable space, was 52.8% occupied as of March 31, 2016. The Company also acquired one parcel of land containing 8.3 acres for a purchase price of $3.3 million.
Dispositions
During the three months ended March 31, 2016, the Company realized proceeds of $131.1 million from the sale of eight properties totaling 849,000 square feet and 3.5 acres of land.
Development
During the three months ended March 31, 2016, the Company brought into service five Wholly Owned Properties under Development representing 716,000 square feet and a Total Investment of $94.5 million. During the three months ended March 31, 2016, the Company initiated two Wholly Owned Properties under Development with a projected Total Investment of $24.3 million. As of March 31, 2016, the Company had 24 Wholly Owned Properties under Development with a projected Total Investment of $603.8 million. These Wholly Owned Properties under Development were 48.7% pre-leased as of March 31, 2016.
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
Acquisitions/Dispositions
During the three months ended March 31, 2016, an unconsolidated joint venture in which the Company holds a 25% interest realized gross proceeds of $80.5 million for the sale of three properties totaling 601,000 square feet. In addition, four properties containing 449,000 square feet were transferred to the mortgage lender for release of a $66.1 million nonrecourse mortgage loan. None of the unconsolidated joint ventures in which the Company holds an interest acquired any operating properties or land parcels. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the three months ended March 31, 2016 a joint venture in which the Company holds a 25% interest brought into service one property totaling 430,000 square feet and a Total Investment of $24.3 million. As of March 31, 2016, joint ventures in which the Company holds an interest had five JV Properties under Development which are expected to comprise, upon completion, 2.5 million square feet and a 222-room Four Seasons Hotel and are expected to represent a Total Investment by the joint ventures of $1.0 billion. These JV Properties under Development were 82.5% pre-leased as of March 31, 2016.
Included in these totals are joint ventures in which the Company holds a 20% interest that are developing the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and the aforementioned hotel and is expected to represent a Total Investment by the joint ventures of $934 million.

Properties in Operation
The composition of the Company’s Properties in Operation as of March 31, 2016 and 2015 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.60	$4.45	$6.09	$5.94	71,362	68,434	95.7%	94.6%
Industrial-Flex	$8.98	$8.68	$12.73	$12.57	8,066	8,738	93.1%	92.5%
Office	$17.91	$15.74	$26.73	$24.55	10,230	13,929	80.3%	87.0%
	$6.30	$6.46	$8.70	$9.23	89,658	91,101	93.7%	93.2%
JV Properties in Operation: (3)
Industrial-Distribution	$4.08	$4.08	$5.88	$5.79	10,307	10,075	95.5%	95.6%
Industrial-Flex	$26.12	$25.93	$27.15	$24.76	108	108	95.7%	93.5%
Office	$29.05	$26.24	$40.60	$37.65	2,983	4,114	89.2%	86.5%
	$9.53	$10.18	$13.38	$14.47	13,398	14,297	94.1%	93.0%
Properties in Operation:
Industrial-Distribution	$4.54	$4.40	$6.06	$5.92	81,669	78,509	95.7%	94.7%
Industrial-Flex	$9.21	$8.89	$12.92	$12.72	8,174	8,846	93.1%	92.5%
Office	$20.63	$18.12	$30.12	$27.53	13,213	18,043	82.3%	86.9%
	$6.72	$6.96	$9.31	$9.94	103,056	105,398	93.8%	93.2%

(1) Net rent represents the contractual rent per square foot at March 31, 2016 or 2015 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at March 31, 2016 or 2015 its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at March 31, 2016 or 2015 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 75 and 83 properties as of March 31, 2016 and 2015, respectively.

The table below details the vacancy activity during the three months ended March 31, 2016:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2016	5,472,746	1,013,039	6,485,785
Acquisition vacant space	34,537	—	34,537
Completed development vacant space	287,123	228,447	515,570
Disposition vacant space	(116,337)	(429,206)	(545,543)
Expirations	4,254,401	454,205	4,708,606
Property structural changes/other	—	(254)	(254)
Leasing activity	(4,289,361)	(475,163)	(4,764,524)
Vacancy at March 31, 2016	5,643,109	791,068	6,434,177

Lease transaction costs per square foot (1)	$2.73	$2.64	$2.72
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the three months ended March 31, 2016, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2016 with the results of operations of the Company for the three months ended March 31, 2015. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2016 and 2015, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
Rental Revenue
Rental revenue was $139.1 million for the three months ended March 31, 2016 compared to $148.6 million for the same period in 2015. This decrease of $9.5 million was primarily due to the net result of decreased rental revenue related to property dispositions since January 1, 2015 and increased rental revenue related to acquisitions and completed development for the same period. The net decrease was also due to a decrease in termination fees of $2.7 million. These decreases were partially offset by an increase in Same Store (defined below) property rental revenue of $1.7 million.
Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue and if a property is classified as discontinued operations, related termination fees are included in discontinued operations.
Operating Expense Reimbursement
Operating expense reimbursement was $51.1 million for the three months ended March 31, 2016 compared to $58.3 million for the same period in 2015. This decrease of $7.2 million was primarily due to an aggregate decrease of $7.9 million in rental property expense and real estate taxes.
Rental Property Expense
Rental property expense was $28.5 million for the three months ended March 31, 2016 compared to $35.6 million for the same period in 2015. This decrease of $7.1 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes
Real estate taxes were $25.3 million for the three months ended March 31, 2016 compared to $26.2 million for the same period in 2015. This decrease of $0.9 million was primarily due to a reduction in expenses associated with the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties.

Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 5 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)
	March 31,
	2016	2015
Carolinas/Richmond	$10,840	$12,846	(15.6%)	(1)
Chicago/Milwaukee	6,793	6,743	0.7%
Florida	18,047	19,102	(5.5%)
Houston	8,833	7,221	22.3%	(2)
Lehigh/Central PA	24,202	22,971	5.4%
Minnesota	4,578	5,985	(23.5%)	(3)
Philadelphia	7,097	7,022	1.1%
Southeastern PA	13,751	20,988	(34.5%)	(1)
United Kingdom	2,405	2,516	(4.4%)
Other	22,825	22,176	2.9%
Total reportable segment net operating income	$119,371	$127,570	(6.4%)

(1)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in occupancy and a decrease in average gross investment in operating real estate.
Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended
	March 31,
	2016	2015
Average occupancy %	95.0%	93.7%
Average rental rate - cash basis (1)	$6.27	$6.23
Average rental rate - straight line rent and operating expense reimbursement (2)	$8.64	$8.64

(1)
Represents the average contractual rent per square foot for the three months ended March 31, 2016 or 2015 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent including operating expense recoveries per square foot for the three months ended March 31, 2016 or 2015 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 582 properties totaling approximately 84.6 million square feet owned on January 1, 2015. Properties that were acquired, or on which development was completed, during the year ended December 31, 2015 and the three months ended March 31, 2016 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The eight properties sold during the three months ended March 31, 2016 and the 81 properties sold during 2015 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2016 and 2015. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2016	March 31, 2015
Same Store:
Rental revenue	$129,613	$127,880
Operating expenses:
Rental property expense	27,200	28,697
Real estate taxes	22,883	22,565
Operating expense recovery	(48,157)	(48,397)
Unrecovered operating expenses	1,926	2,865
Property level operating income	127,687	125,015
Less straight line rent	2,885	4,296
Cash basis property level operating income	$124,802	$120,719
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$124,802	$120,719
Straight line rent	2,885	4,296
Property level operating income	127,687	125,015
Non-same store property level operating income	7,568	16,433
Termination fees	1,056	3,718
General and administrative expense	(20,990)	(18,802)
Depreciation and amortization expense	(54,078)	(58,796)
Impairment - real estate assets	—	(15,739)
Other income (expense)	(26,814)	(28,299)
Gain on property dispositions	20,521	2,271
Income taxes	(801)	(845)
Equity in earnings of unconsolidated joint ventures	4,914	6,906
Net income	$59,063	$31,862
General and Administrative
General and administrative expenses increased to $21.0 million for the three months ended March 31, 2016 compared to $18.8 million for the three months ended March 31, 2015. This increase was primarily due to increases in performance-based compensation and severance costs. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $54.1 million for the three months ended March 31, 2016 from $58.8 million for the three months ended March 31, 2015. This decrease was primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2015 and increased depreciation and amortization related to acquisitions and completed development for the same period. The decrease was also due to a reduction in amortization of in-place lease intangibles.

Impairment - Real Estate Assets
There was no impairment - real estate assets for the three months ended March 31, 2016. During the three months ended March 31, 2015 the Company recognized $15.7 million in impairment - real estate assets including $13.4 million in impairment expense related to the Company's Carolinas/Richmond reportable segment and $2.3 million in impairment expense related to the Company's Southeastern Pennsylvania reportable segment. The properties related to the Carolinas/Richmond reportable segment were subsequently sold.
Interest and Other Income
Interest and other income decreased to $4.6 million for the three months ended March 31, 2016 from $6.4 million for the three months ended March 31, 2015. This decrease was primarily related to a decrease in gains associated with a land development in the United Kingdom.
Interest Expense
Interest expense decreased to $31.4 million for the three months ended March 31, 2016 from $34.7 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in the weighted average interest rate to 4.4% for the three months ended March 31, 2016 compared to 4.8% for the three months ended March 31, 2015 as well as an increase in capitalized interest, which was $5.1 million for the three months ended March 31, 2016 compared to $3.7 million for the same period in 2015. These effects were partially offset by an increase in the average debt outstanding to $3,167.2 million for the three months ended March 31, 2016 compared to $3,159.7 million for the three months ended March 31, 2015
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased to $4.9 million for the three months ended March 31, 2016 compared to $6.9 million for the three months ended March 31, 2015. The decrease for the three month period was primarily due to a decrease in the aggregate of gain from the sale of land leasehold interests, gain on sale of operating properties, and debt forgiveness gain by unconsolidated joint ventures in which the Company holds an interest. The Company's share of such gains was $2.8 million for the three months ended March 31, 2016 compared to $4.8 million for the three months ended March 31, 2015.
Other
Gain on property dispositions increased to $20.5 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015.
As a result of the foregoing, the Company’s net income increased to $59.1 million for the three months ended March 31, 2016 from $31.9 million for the three months ended March 31, 2015.
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
Activity
As of March 31, 2016, the Company had cash and cash equivalents of $50.3 million, including $6.6 million in restricted cash.
Net cash provided by operating activities increased to $96.8 million for the three months ended March 31, 2016 from $90.0 million for the three months ended March 31, 2015. This $6.8 million increase was primarily due fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash provided by investing activities was $26.4 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $34.9 million for the three months ended March 31, 2015. This $61.3 million change primarily resulted from distributions from unconsolidated joint ventures associated with the sale of properties and proceeds from the sale of wholly owned properties and land. This amount was partially offset by an increase in investment in land and property acquisitions.
Net cash used in financing activities was $114.4 million for the three months ended March 31, 2016 compared to $84.0 million for the three months ended March 31, 2015. This $30.4 million increase was primarily due to common share repurchases during 2016. Financing activities include proceeds from the issuance of equity, debt repayments, equity repurchases and distributions.
During the three months ended March 31, 2016, the Company purchased an aggregate of 1.4 million common shares of the Company for $40.9 million as part of a share repurchase plan.
The Company funds its development activities, including its obligations associated with its joint venture development activity, and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at March 31, 2016 was LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2016, the Company’s debt to gross assets ratio was 41% and for the three months ended March 31, 2016, the fixed charge coverage ratio was 3.4x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income before property dispositions plus interest expense and depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2016, $296.3 million in mortgage loans and $2,596.5 million in unsecured notes were outstanding with a weighted average interest rate of 4.69%. The interest rates on $2,892.9 million of mortgage loans and unsecured notes are fixed (including $100.8 million fixed via a swap arrangement - see Note 12 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.5 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of March 31, 2016 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2016	$6,417	$16,880	$300,000	$—	$323,297	5.53%
2017	8,688	2,349	296,543	—	307,580	6.57%
2018	6,470	27,102	100,000	260,000	393,572	3.29%
2019	6,666	50,043	—	—	56,709	4.00%
2020	3,351	67,370	350,000	—	420,721	4.82%
2021	2,326	65,091	—	—	67,417	4.06%
2022	2,172	—	400,000	—	402,172	4.13%
2023	2,281	—	300,000	—	302,281	3.39%
2024	2,385	—	450,000	—	452,385	4.40%
2025 and thereafter	24,806	1,946	400,000	—	426,752	3.81%
Subtotal	$65,562	$230,781	$2,596,543	$260,000	$3,152,886
Reconciling items (1)	8,017	—	(15,633)	—	(7,616)
Total for consolidated balance sheet	$73,579	$230,781	$2,580,910	$260,000	$3,145,270	4.42%

(1)	Includes deferred financing costs, premium/discount and market adjustments.
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

NAREIT Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2016	March 31, 2015
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - basic:
Net income available to common shareholders	$57,554	$30,951
Basic - income available to common shareholders	57,554	30,951
Basic - income available to common shareholders per weighted average share	$0.39	$0.21
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,676	2,952
Depreciation and amortization	53,752	58,365
Gain on property dispositions of unconsolidated joint ventures	(1,840)	—
Gain on property dispositions / impairment - real estate assets	(20,521)	13,468
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(804)	(1,735)
NAREIT Funds from operations available to common shareholders – basic	$90,817	$104,001
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.62	$0.70
Reconciliation of net income available to common shareholders to NAREIT FFO - diluted:
Net income available to common shareholders	$57,554	$30,951
Diluted - income available to common shareholders	57,554	30,951
Diluted - income available to common shareholders per weighted average share	$0.39	$0.21
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,676	2,952
Depreciation and amortization	53,752	58,365
Gain on property dispositions of unconsolidated joint ventures	(1,840)	—
Gain on property dispositions / impairment - real estate assets	(20,521)	13,468
Noncontrolling interest less preferred share distributions	1,391	735
NAREIT Funds from operations available to common shareholders - diluted	$93,012	$106,471
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.62	$0.70
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	146,071	148,315
Dilutive shares for long term compensation plans	460	716
Diluted shares for net income calculations	146,531	149,031
Weighted average common units	3,539	3,541
Diluted shares for NAREIT Funds from operations calculations	150,070	152,572

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2015.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2016.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common shares for the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate dollar value of shares that may yet be purchased under the program
January 1-31	796,844	$29.76	796,844	$154,547,455
February 1-29	600,000	$28.63	600,000	$137,379,970
March 1-31	—	$—	—	$137,379,970
Total	1,396,844	$29.28	1,396,844	$137,379,970

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 5, 2016
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	May 5, 2016
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	May 5, 2016
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ GEORGE J. ALBURGER, JR.	May 5, 2016
	George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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