Form 10-Q
period 2016-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2016-08-04
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 2, 2016, 146,738,052 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at June 30, 2016. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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
Form 10-Q for the period ended June 30, 2016

Index		Page

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures for Liberty Property Trust		40

Signatures for Liberty Property Limited Partnership		41

Exhibit Index		42

	Letter Agreement between Christopher J. Papa and Liberty Property Limited Partnership, dated May 4, 2016.

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	June 30, 2016	December 31, 2015
ASSETS
Real estate:
Land and land improvements	$1,191,875	$1,182,366
Building and improvements	5,161,117	5,122,396
Less accumulated depreciation	(1,199,941)	(1,148,014)
Operating real estate	5,153,051	5,156,748
Development in progress	438,542	360,948
Land held for development	324,836	336,967
Net real estate	5,916,429	5,854,663
Cash and cash equivalents	29,340	35,353
Restricted cash	5,029	9,018
Accounts receivable, net	12,315	14,343
Deferred rent receivable, net	124,948	118,783
Deferred financing and leasing costs, net of accumulated amortization (June 30, 2016, $175,870; December 31, 2015, $175,023)	178,980	191,987
Investments in and advances to unconsolidated joint ventures	222,679	218,454
Assets held for sale	2,915	15,979
Prepaid expenses and other assets	92,233	99,049
Total assets	$6,584,868	$6,557,629
LIABILITIES
Mortgage loans, net	$284,892	$307,908
Unsecured notes, net	2,581,663	2,580,108
Credit facility	395,000	259,000
Accounts payable	67,585	51,382
Accrued interest	26,496	26,154
Dividend and distributions payable	71,363	71,787
Other liabilities	217,885	243,806
Total liabilities	3,644,884	3,540,145
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of June 30, 2016 and December 31, 2015	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 146,716,684 and 147,577,984 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	147	148
Additional paid-in capital	3,645,432	3,669,627
Accumulated other comprehensive loss	(37,803)	(17,893)
Distributions in excess of net income	(730,959)	(698,954)
Total Liberty Property Trust shareholders’ equity	2,876,817	2,952,928
Noncontrolling interest – operating partnership
3,539,075 common units outstanding as of June 30, 2016 and December 31, 2015	51,711	53,100
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total equity	2,932,447	3,009,947
Total liabilities, noncontrolling interest - operating partnership and equity	$6,584,868	$6,557,629

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2016	June 30, 2015
OPERATING REVENUE
Rental	$139,143	$147,367
Operating expense reimbursement	47,511	56,151
Total operating revenue	186,654	203,518
OPERATING EXPENSE
Rental property	24,745	31,949
Real estate taxes	25,202	26,462
General and administrative	15,629	17,053
Depreciation and amortization	53,545	56,833
Impairment - real estate assets	—	1,036
Total operating expense	119,121	133,333
Operating income	67,533	70,185
OTHER INCOME (EXPENSE)
Interest and other income	4,992	6,581
Interest expense	(30,131)	(35,066)
Total other income (expense)	(25,139)	(28,485)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	42,394	41,700
Gain on property dispositions	3,832	1,249
Income taxes	(752)	(1,169)
Equity in earnings (loss) of unconsolidated joint ventures	5,583	(5,254)
Net income	51,057	36,526
Noncontrolling interest – operating partnership	(1,317)	(958)
Noncontrolling interest – consolidated joint ventures	(113)	(55)
Net income available to common shareholders	$49,627	$35,513

Net income	$51,057	$36,526
Other comprehensive (loss) gain - foreign currency translation	(13,509)	12,151
Other comprehensive (loss) gain - derivative instruments	(435)	628
Other comprehensive (loss) gain	(13,944)	12,779
Total comprehensive income	37,113	49,305
Less: comprehensive income attributable to noncontrolling interest	(1,101)	(1,309)
Comprehensive income attributable to common shareholders	$36,012	$47,996
Earnings per common share
Income per common share – basic	$0.34	$0.24
Income per common share – diluted	$0.34	$0.24
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	145,995	148,778
Diluted	146,735	149,454
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING REVENUE
Rental	$278,198	$295,952
Operating expense reimbursement	98,597	114,467
Total operating revenue	376,795	410,419
OPERATING EXPENSE
Rental property	53,255	67,520
Real estate taxes	50,522	52,626
General and administrative	36,619	35,855
Depreciation and amortization	107,623	115,629
Impairment - real estate assets	—	16,775
Total operating expense	248,019	288,405
Operating income	128,776	122,014
OTHER INCOME (EXPENSE)
Interest and other income	9,590	12,952
Interest expense	(61,543)	(69,736)
Total other income (expense)	(51,953)	(56,784)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	76,823	65,230
Gain on property dispositions	24,353	3,520
Income taxes	(1,553)	(2,014)
Equity in earnings of unconsolidated joint ventures	10,497	1,652
Net income	110,120	68,388
Noncontrolling interest – operating partnership	(2,826)	(1,811)
Noncontrolling interest – consolidated joint ventures	(113)	(113)
Net income available to common shareholders	$107,181	$66,464

Net income	$110,120	$68,388
Other comprehensive (loss) gain - foreign currency translation	(18,596)	1,741
Other comprehensive loss - derivative instruments	(1,795)	(319)
Other comprehensive (loss) gain	(20,391)	1,422
Total comprehensive income	89,729	69,810
Less: comprehensive income attributable to noncontrolling interest	(2,458)	(1,957)
Comprehensive income attributable to common shareholders	$87,271	$67,853
Earnings per common share
Income per common share – basic	$0.73	$0.45
Income per common share – diluted	$0.73	$0.45
Distributions per common share	$0.95	$0.95
Weighted average number of common shares outstanding
Basic	146,002	148,574
Diluted	146,622	149,247
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP-COMMON	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2016	$148	$3,669,627	$(17,893)	$(698,954)	$2,952,928	$53,100	$3,919	$3,009,947	$7,537
Net proceeds from the issuance of common shares	—	4,341	—	—	4,341	—	—	4,341	—
Net income	—	—	—	107,181	107,181	2,590	113	109,884	236
Distributions	—	—	—	(139,188)	(139,188)	(3,498)	(113)	(142,799)	(236)
Share repurchase	(1)	(40,895)	—	—	(40,896)	—	—	(40,896)	—
Share-based compensation	—	12,361	—	—	12,361	—	—	12,361	—
Other comprehensive loss - foreign currency translation	—	—	(18,157)	—	(18,157)	(439)	—	(18,596)	—
Other comprehensive loss - derivative instruments	—	—	(1,753)	—	(1,753)	(42)	—	(1,795)	—
Balance at June 30, 2016	$147	$3,645,434	$(37,803)	$(730,961)	$2,876,817	$51,711	$3,919	$2,932,447	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net income	$110,120	$68,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,047	117,160
Amortization of deferred financing costs	2,004	2,168
Impairment - real estate assets	—	16,775
Equity in earnings of unconsolidated joint ventures	(10,497)	(1,652)
Distributions from unconsolidated joint ventures	—	4,441
Gain on property dispositions	(24,353)	(3,520)
Share-based compensation	11,553	9,504
Other	(4,424)	(6,750)
Changes in operating assets and liabilities:
Restricted cash	3,390	2,541
Accounts receivable	1,794	665
Deferred rent receivable	(8,897)	(11,319)
Prepaid expenses and other assets	312	(16,540)
Accounts payable	3,877	(5,647)
Accrued interest	342	2,663
Other liabilities	(17,342)	(5,780)
Net cash provided by operating activities	176,926	173,097
INVESTING ACTIVITIES
Investment in properties – acquisitions	(8,000)	(36,714)
Investment in properties – other	(30,338)	(33,585)
Investments in and advances to unconsolidated joint ventures	(31,372)	(17,182)
Distributions from unconsolidated joint ventures	35,250	7,979
Net proceeds from disposition of properties/land	139,814	156,891
Investment in development in progress	(175,744)	(78,120)
Investment in land held for development	(36,855)	(23,150)
Payment of deferred leasing costs	(15,057)	(23,395)
Other	7,842	5,154
Net cash used in investing activities	(114,460)	(42,122)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,341	25,227
Share repurchase	(40,896)	—
Proceeds from unsecured notes	—	398,576
Repayments of unsecured notes	—	(300,000)
Repayments of mortgage loans	(22,123)	(4,567)
Proceeds from credit facility	338,300	613,200
Repayments on credit facility	(202,300)	(710,200)
Payment of deferred financing costs	—	(3,551)
Distribution paid on common shares	(139,742)	(141,395)
Distribution paid on units	(3,847)	(3,821)
Net cash used in financing activities	(66,267)	(126,531)
Net (decrease) increase in cash and cash equivalents	(3,801)	4,444
Decrease in cash and cash equivalents related to foreign currency translation	(2,212)	(737)
Cash and cash equivalents at beginning of period	35,353	69,346
Cash and cash equivalents at end of period	$29,340	$73,053

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	June 30, 2016	December 31, 2015
ASSETS
Real estate:
Land and land improvements	$1,191,875	$1,182,366
Building and improvements	5,161,117	5,122,396
Less accumulated depreciation	(1,199,941)	(1,148,014)
Operating real estate	5,153,051	5,156,748
Development in progress	438,542	360,948
Land held for development	324,836	336,967
Net real estate	5,916,429	5,854,663
Cash and cash equivalents	29,340	35,353
Restricted cash	5,029	9,018
Accounts receivable, net	12,315	14,343
Deferred rent receivable, net	124,948	118,783
Deferred financing and leasing costs, net of accumulated amortization (June 30, 2016, $175,870; December 31, 2015, $175,023)	178,980	191,987
Investments in and advances to unconsolidated joint ventures	222,679	218,454
Assets held for sale	2,915	15,979
Prepaid expenses and other assets	92,233	99,049
Total assets	$6,584,868	$6,557,629
LIABILITIES
Mortgage loans, net	$284,892	$307,908
Unsecured notes, net	2,581,663	2,580,108
Credit facility	395,000	259,000
Accounts payable	67,585	51,382
Accrued interest	26,496	26,154
Distributions payable	71,363	71,787
Other liabilities	217,885	243,806
Total liabilities	3,644,884	3,540,145
Limited partners' equity - 301,483 preferred units outstanding as of June 30, 2016, and December 31, 2015	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 146,716,684 and 147,577,984 common units outstanding as of June 30, 2016 and December 31, 2015, respectively	2,876,817	2,952,928
Limited partners’ equity – 3,539,075 common units outstanding as of June 30, 2016 and December 31, 2015	51,711	53,100
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total owners’ equity	2,932,447	3,009,947
Total liabilities, limited partners' equity and owners’ equity	$6,584,868	$6,557,629

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2016	June 30, 2015
OPERATING REVENUE
Rental	$139,143	$147,367
Operating expense reimbursement	47,511	56,151
Total operating revenue	186,654	203,518
OPERATING EXPENSE
Rental property	24,745	31,949
Real estate taxes	25,202	26,462
General and administrative	15,629	17,053
Depreciation and amortization	53,545	56,833
Impairment - real estate assets	—	1,036
Total operating expense	119,121	133,333
Operating income	67,533	70,185
OTHER INCOME (EXPENSE)
Interest and other income	4,992	6,581
Interest expense	(30,131)	(35,066)
Total other income (expense)	(25,139)	(28,485)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	42,394	41,700
Gain on property dispositions	3,832	1,249
Income taxes	(752)	(1,169)
Equity in earnings (loss) of unconsolidated joint ventures	5,583	(5,254)
Net income	51,057	36,526
Noncontrolling interest – consolidated joint ventures	(113)	(55)
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$50,826	$36,353
Net income	$51,057	$36,526
Other comprehensive (loss) gain - foreign currency translation	(13,509)	12,151
Other comprehensive (loss) gain - derivative instruments	(435)	628
Other comprehensive (loss) gain	(13,944)	12,779
Total comprehensive income	$37,113	$49,305
Earnings per common unit
Income per common unit - basic	$0.34	$0.24
Income per common unit - diluted	$0.34	$0.24
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	149,534	152,317
Diluted	150,274	152,993
Net income allocated to general partners	$49,627	$35,513
Net income allocated to limited partners	$1,317	$958

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING REVENUE
Rental	$278,198	$295,952
Operating expense reimbursement	98,597	114,467
Total operating revenue	376,795	410,419
OPERATING EXPENSE
Rental property	53,255	67,520
Real estate taxes	50,522	52,626
General and administrative	36,619	35,855
Depreciation and amortization	107,623	115,629
Impairment - real estate assets	—	16,775
Total operating expense	248,019	288,405
Operating income	128,776	122,014
OTHER INCOME (EXPENSE)
Interest and other income	9,590	12,952
Interest expense	(61,543)	(69,736)
Total other income (expense)	(51,953)	(56,784)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	76,823	65,230
Gain on property dispositions	24,353	3,520
Income taxes	(1,553)	(2,014)
Equity in earnings of unconsolidated joint ventures	10,497	1,652
Net income	110,120	68,388
Noncontrolling interest – consolidated joint ventures	(113)	(113)
Preferred unit distributions	(236)	(236)
Income available to common unitholders	$109,771	$68,039
Net income	$110,120	$68,388
Other comprehensive (loss) gain - foreign currency translation	(18,596)	1,741
Other comprehensive loss - derivative instruments	(1,795)	(319)
Other comprehensive (loss) gain	(20,391)	1,422
Total comprehensive income	$89,729	$69,810
Earnings per common unit
Income per common unit - basic	$0.73	$0.45
Income per common unit - diluted	$0.73	$0.45
Distributions per common unit	$0.95	$0.95
Weighted average number of common units outstanding
Basic	149,541	152,114
Diluted	150,161	152,787
Net income allocated to general partners	$107,181	$66,464
Net income allocated to limited partners	$2,826	$1,811

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2016	$2,952,928	$53,100	$3,919	$3,009,947	$7,537
Contributions from partners	16,702	—	—	16,702	—
Unit repurchase	(40,896)	—	—	(40,896)	—
Distributions to partners	(139,188)	(3,498)	(113)	(142,799)	(236)
Other comprehensive loss - foreign currency translation	(18,157)	(439)	—	(18,596)	—
Other comprehensive loss - derivative instruments	(1,753)	(42)	—	(1,795)	—
Net income	107,181	2,590	113	109,884	236
Balance at June 30, 2016	$2,876,817	$51,711	$3,919	$2,932,447	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net income	$110,120	$68,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,047	117,160
Amortization of deferred financing costs	2,004	2,168
Impairment - real estate assets	—	16,775
Equity in earnings of unconsolidated joint ventures	(10,497)	(1,652)
Distributions from unconsolidated joint ventures	—	4,441
Gain on property dispositions	(24,353)	(3,520)
Noncash compensation	11,553	9,504
Other	(4,424)	(6,750)
Changes in operating assets and liabilities:
Restricted cash	3,390	2,541
Accounts receivable	1,794	665
Deferred rent receivable	(8,897)	(11,319)
Prepaid expenses and other assets	312	(16,540)
Accounts payable	3,877	(5,647)
Accrued interest	342	2,663
Other liabilities	(17,342)	(5,780)
Net cash provided by operating activities	176,926	173,097
INVESTING ACTIVITIES
Investment in properties – acquisitions	(8,000)	(36,714)
Investment in properties – other	(30,338)	(33,585)
Investments in and advances to unconsolidated joint ventures	(31,372)	(17,182)
Distributions from unconsolidated joint ventures	35,250	7,979
Net proceeds from disposition of properties/land	139,814	156,891
Investment in development in progress	(175,744)	(78,120)
Investment in land held for development	(36,855)	(23,150)
Payment of deferred leasing costs	(15,057)	(23,395)
Other	7,842	5,154
Net cash used in investing activities	(114,460)	(42,122)
FINANCING ACTIVITIES
Proceeds from unsecured notes	—	398,576
Repayments of unsecured notes	—	(300,000)
Repayments of mortgage loans	(22,123)	(4,567)
Proceeds from credit facility	338,300	613,200
Repayments on credit facility	(202,300)	(710,200)
Payment of deferred financing costs	—	(3,551)
Capital contributions	4,341	25,227
Distributions to partners	(184,485)	(145,216)
Net cash used in financing activities	(66,267)	(126,531)
Net (decrease) increase in cash and cash equivalents	(3,801)	4,444
Decrease in cash and cash equivalents related to foreign currency translation	(2,212)	(737)
Cash and cash equivalents at beginning of period	35,353	69,346
Cash and cash equivalents at end of period	$29,340	$73,053

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.6% of the common equity of the Operating Partnership at June 30, 2016. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
As of January 1, 2016 under the revised accounting standard Topic 810 (see Recently Issued Accounting Standards below), the Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.6% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $19.8 million and $20.5 million as of June 30, 2016 and December 31, 2015, respectively.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue. The standard also requires additional disclosures concerning contracts with customers, judgments concerning revenue recognition, and assets recognized for the costs to obtain or fulfill a contract. ASU 2014-09 is effective for the Company beginning January 1, 2018. The Company is evaluating the impact ASU 2014-09 will have on its financial position and results of operations and has not yet selected a transition method.
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
Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2016			June 30, 2015
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$49,627	145,995	$0.34	$35,513	148,778	$0.24
Dilutive shares for long-term compensation plans	—	740		—	676
Net income available to common shareholders - diluted	$49,627	146,735	$0.34	$35,513	149,454	$0.24

	For the Six Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2015
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$107,181	146,002	$0.73	$66,464	148,574	$0.45
Dilutive shares for long-term compensation plans	—	620		—	673
Net income available to common shareholders - diluted	$107,181	146,622	$0.73	$66,464	149,247	$0.45

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three and six months ended June 30, 2016 was 885,000 and 1,668,000, respectively, as compared to 1,528,000 and 1,448,000, respectively, for the same periods in 2015.
During the three and six months ended June 30, 2016, 97,000 and 112,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2015, 65,000 common shares were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.

During the three months ended March 31, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million at an average price of $29.28 per share as part of the share repurchase plan. There were no such purchases during the three months ended June 30, 2016.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2016			June 30, 2015
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income - net of noncontrolling interest - consolidated joint ventures	$50,944			$36,471
Less: Preferred unit distributions	(118)			(118)
Income available to common unitholders - basic	$50,826	149,534	$0.34	$36,353	152,317	$0.24
Dilutive units for long-term compensation plans	—	740		—	676
Income available to common unitholders - diluted	$50,826	150,274	$0.34	$36,353	152,993	$0.24

	For the Six Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2015
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income - net of noncontrolling interest - consolidated joint ventures	$110,007			$68,275
Less: Preferred unit distributions	(236)			(236)
Income available to common unitholders - basic	109,771	149,541	$0.73	68,039	152,114	$0.45
Dilutive units for long-term compensation plans	—	620		—	673
Income available to common unitholders - diluted	$109,771	150,161	$0.73	$68,039	152,787	$0.45

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three and six months ended June 30, 2016 was 885,000 and 1,668,000, respectively, as compared to 1,528,000 and 1,448,000, respectively, for the same periods in 2015.
During the three and six months ended June 30, 2016, 97,000 and 112,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2015, 65,000 common units were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.
During the three months ended March 31, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million at an average price of $29.28 per share as part of the share repurchase plan. In connection with these repurchases, an equal number of common units were repurchased by the Operating Partnership from the Trust. There were no such purchases during the three months ended June 30, 2016.

Note 4: Accumulated Other Comprehensive Loss

The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the six months ended June 30,
	2016	2015
Foreign Currency Translation:
Beginning balance	$(17,256)	$(5,823)
Translation adjustment	(18,596)	1,741
Ending balance	(35,852)	(4,082)

Derivative Instruments:
Beginning balance	(865)	(377)
Unrealized loss	(2,354)	(1,022)
Reclassification adjustment (1)	559	703
Ending balance	(2,660)	(696)
Total accumulated other comprehensive loss	(38,512)	(4,778)
Less: portion included in noncontrolling interest – operating partnership	709	(85)
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(37,803)	$(4,863)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.

Note 5: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. During the six months ended June 30, 2016, the Company realigned its reportable segments as follows:

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

The operating information by reportable segment is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenue
Carolinas/Richmond	$16,174	$20,212	$31,934	$40,547
Chicago/Milwaukee	10,319	8,931	20,512	18,724
Florida	27,798	31,424	57,115	62,358
Houston	14,204	13,151	28,971	25,474
Lehigh/Central PA	33,782	32,844	68,025	66,398
Minnesota	11,572	12,276	22,918	24,948
Philadelphia	10,386	9,889	20,741	19,871
Southeastern PA	24,343	38,473	50,226	77,712
United Kingdom	3,525	3,965	7,077	7,690
Other	34,444	32,439	69,441	66,834
Segment-level operating revenue	186,547	203,604	376,960	410,556

Reconciliation to total operating revenues
Other	107	(86)	(165)	(137)
Total operating revenue	$186,654	$203,518	$376,795	$410,419

Net operating income
Carolinas/Richmond	$11,219	$13,361	$22,059	$26,208
Chicago/Milwaukee	7,022	6,125	13,815	12,868
Florida	16,741	19,459	34,788	38,561
Houston	8,036	7,689	16,869	14,910
Lehigh/Central PA	24,755	23,647	48,957	46,618
Minnesota	4,850	5,149	9,428	11,134
Philadelphia	7,981	7,310	15,339	14,332
Southeastern PA	14,549	21,426	28,300	42,414
United Kingdom	2,438	2,782	4,842	5,298
Other	22,953	21,516	45,779	44,387
Segment-level net operating income	120,544	128,464	240,176	256,730

Reconciliation to net income
Interest expense	(30,131)	(35,066)	(61,543)	(69,736)
Depreciation/amortization expense (1)	(39,161)	(41,772)	(78,959)	(85,281)
Impairment - real estate assets	—	(1,036)	—	(16,775)
Gain on property dispositions	3,832	1,249	24,353	3,520
Equity in earnings (loss) of unconsolidated joint ventures	5,583	(5,254)	10,497	1,652
General and administrative expense (1)	(10,135)	(9,128)	(24,927)	(19,437)
Income taxes (1)	(653)	(1,051)	(1,222)	(1,757)
Other	1,178	120	1,745	(528)
Net income	$51,057	$36,526	$110,120	$68,388

(1)	Excludes costs which are included in determining segment-level net operating income.

During the six months ended June 30, 2016, the Company acquired one operating property for a purchase price of $8.0 million. This property, comprising 73,000 square feet of leaseable space, is located in the Company's Chicago/Milwaukee reportable segment.

The Company's sales by reportable segment for the three and six months ended June 30, 2016 are as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Properties Sold	Square Feet (000s)	Gross Proceeds (000s)	Properties Sold	Square Feet (000s)	Gross Proceeds (000s)
Minnesota	—	—	$—	1	92	$9,200
Florida	—	—	—	6	574	111,828	(1)
Other	1	198	12,000	2	381	22,100
Total	1	198	$12,000	9	1,047	$143,128

(1)	Includes gross proceeds from the sale of 3.5 acres of land.

One property totaling 80,000 square feet in the Company's reportable segment classified as "other" was considered held for sale as of June 30, 2016.

The Company's total assets by reportable segment as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Carolinas/Richmond	$486,825	$467,098
Chicago/Milwaukee	438,453	429,390
Florida	788,874	874,352
Houston	527,209	522,285
Lehigh/Central PA	1,243,814	1,157,468
Minnesota	343,473	346,840
Philadelphia	492,193	444,889
Southeastern PA	442,661	448,523
United Kingdom	184,276	215,850
Other	1,580,483	1,586,481
Segment-level total assets	6,528,261	6,493,176
Corporate Other	56,607	64,453
Total assets	$6,584,868	$6,557,629

Note 6: Accounting for the Impairment or Disposal of Long-Lived Assets

Asset Impairment

The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. There were no impairments recognized during the three and six months ended June 30, 2016. During the three months ended June 30, 2015, the Company recognized $1.0 million in impairments which related to the Company's DC Metro reportable segment. During the six months ended June 30, 2015, the Company recognized $16.8 million in impairments, $13.4 million of which related to the Company's Carolinas/Richmond reportable segment, $2.3 million of which related to the Company's Southeastern Pennsylvania reportable segment and $1.0 million of which related to the Company's DC Metro reportable segment. The properties included in the Carolinas/Richmond reportable segment were subsequently sold. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820. These measurements have occurred throughout the respective periods as circumstances arise, and the resulting estimates of fair value are not necessarily reflective of measurements at the period’s end. The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at June 30, 2016. In addition, the Company applied reasonable estimates and judgments in determining the level of impairments recognized.  Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.
Note 7: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of June 30, 2016 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at June 30, 2016 was $140.6 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of June 30, 2016 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units at June 30, 2016 based on the closing price of the common shares of the Trust at June 30, 2016 was $140.6 million.
Note 9: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of June 30, 2016, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Note 10: Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2016 and December 31, 2015. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of June 30, 2016 and December 31, 2015. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2015 and June 30, 2016 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2015	$307,908	$306,334	$2,580,108	$2,616,395
As of June 30, 2016	$284,892	$300,180	$2,581,663	$2,733,980
Note 11: Unconsolidated Joint Ventures
Liberty Washington, LP
During the six months ended June 30, 2016, Liberty Washington LP (a joint venture in which the Company holds a 25% interest) sold three properties located in Northern Virginia containing 601,000 square feet for $80.5 million.
In addition, due to adverse conditions in the Northern Virginia office market, the fair value of two properties owned by the joint venture containing 248,000 square feet were determined to be less than the debt encumbering the properties. As a result, during the three months ended June 30, 2016, the joint venture entered into an arrangement with the mortgage lender to allow a transfer of the two properties to the lender by way of an uncontested trustee sale in satisfaction of nonrecourse mortgage debt totaling $46.4 million. The book values of these properties were written down to fair value in a prior period.
During the six months ended June 30, 2016, due to market conditions similar to those discussed above, six properties (including the two properties discussed above) containing 698,000 square feet were transferred to mortgage lenders in satisfaction of an aggregate of $112.5 million in nonrecourse mortgage loans that were secured by the properties. The book values of these properties were written down to fair value in prior periods.
The Company's share of gain from property dispositions and extinguishment of debt is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. During the three and six months ended June 30, 2016 the Company's share of gain from extinguishment of debt was $3.3 million and $4.2 million, respectively, and its share of gain on property dispositions was $158,000 and $2.0 million, respectively.
Because these loans were nonrecourse, the Company believes that the transfers described above will not have an ongoing effect on its operating results or financial condition.

Note 12: Derivative Instruments
The Company borrows funds at a combination of fixed and variable rates. Borrowings under the Company's revolving credit facility and certain bank mortgage loans bear interest at variable rates. Our long-term debt typically bears interest at fixed rates. The Company's interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve these objectives, from time to time, the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. The Company generally does not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of the Company's variable rate debt is generally adjusted at one or three month intervals, subject to settlements under interest rate hedge contracts.
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $100.2 million and $101.4 million at June 30, 2016 and December 31, 2015, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Amount of (loss) gain related to the effective portion recognized in other comprehensive loss	$(700)	$277	$(2,343)	$(1,022)
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(276)	$(351)	$(559)	$(703)
Amount of loss related to the ineffective portion recognized in interest expense	$(22)	$(2)	$(78)	$(62)

The fair value of the Swaps in the amounts of $8.1 million and $7.1 million as of June 30, 2016 and December 31, 2015, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $1.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $8.2 million as of June 30, 2016.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2016, were as follows (in thousands):

Year	Amount
2016	$475
2017	950
2018	950
2019	950
2020	950
2021 and thereafter	5,581
Total	$9,856

Operating ground lease expense for the three and six months ended June 30, 2016 was $237,000 and $493,000, respectively, as compared to $156,000 and $312,000, respectively, for the same periods in 2015.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of June 30, 2016 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of June 30, 2016, the Company had letter of credit obligations of $10.2 million. The Company believes that the likelihood is remote that there will be a draw upon these letter of credit obligations.
As of June 30, 2016, the Company had 25 buildings under development. These buildings are expected to contain, when completed, a total of 7.0 million square feet of leasable space and represent an anticipated aggregate investment of $642.7 million. At June 30, 2016, development in progress totaled $438.5 million. In addition, as of June 30, 2016, the Company had invested $11.4 million in deferred leasing costs related to these development buildings. Also, as of June 30, 2016, the Company had signed an agreement, subject to the satisfaction of certain conditions, to develop an office building with a cost of approximately $100 million on land to be owned by the future occupant of the building and with funds to be advanced by the future occupant, and to guarantee the timely lien-free completion of construction of the building and the payment, subject to certain exceptions, of any cost overruns in the development of the building, all in consideration for a development fee payable to the Company.
As of June 30, 2016, the Company was committed to $48.5 million in improvements on certain buildings and land parcels.
As of June 30, 2016, the Company was committed to $28.7 million in future land purchases.
As of June 30, 2016, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $31.2 million.

As of June 30, 2016, the Company was committed to fund up to $4 million for tenant improvements and leasing commissions under a loan to the buyer of certain of the Company's properties.

Unconsolidated joint ventures in which the Company holds an interest have engaged the Company as the developer of its development properties pursuant to development agreements. The Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the properties and to guarantee the timely lien-free completion of construction of the properties and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the properties. The Company is currently developing four buildings for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $1.0 billion.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 14: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Write-off of fully depreciated/amortized property and deferred costs	$19,002	$28,877
Write-off of depreciated/amortized property and deferred costs due to sale/demolition	$33,857	$76,533
Unrealized loss on cash flow hedge	$(1,795)	$(319)
Changes in accrued development capital expenditures	$2,383	$(10,974)
Capitalized equity-based compensation in development in progress	$808	$—

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
Note 15: Subsequent Events

On July 22, 2016 the Company entered into an agreement to sell 108 properties totaling 7.6 million square feet of leasable space and 26.7 acres of land for $969 million.
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
As of June 30, 2016, the Company owned and operated 487 industrial and 124 office properties (the “Wholly Owned Properties in Operation”) totaling 90.3 million square feet. In addition, as of June 30, 2016, the Company owned 25 properties under development, which when completed are expected to comprise 7.0 million square feet (the “Wholly Owned Properties under Development”) and 1,617 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2016, the Company had an ownership interest, through unconsolidated joint ventures, in 50 industrial and 23 office properties totaling 13.3 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 2.3 million square feet and a 222-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 391 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company expects its strategy with respect to product and market selection to continue to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. The Company also believes that long-term trends indicate potential erosion in the value of certain suburban office properties in certain markets. Accordingly, the Company has increased its investment in industrial and metro-office properties and markets with strong demographic and economic fundamentals, and has decreased its investment in suburban office properties. Furthermore, the Company expects to accelerate this strategy during 2016, and to this end has agreed to the portfolio sale discussed below. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties. The Company also anticipates that this strategy will result in a gradual improvement in the average quality and geographic location of the Company’s properties. The Company believes that the benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that results from the disposition of the suburban office assets.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three and six months ended June 30, 2016, respectively, straight line rents on renewal and replacement leases were on average 6.2% and 7.8% higher than rents on expiring leases. During the three and six months ended June 30, 2016, the Company successfully leased 5.4 million and 10.8 million square feet, respectively, and, as of that date, attained occupancy of 94.2% for the Wholly Owned Properties in Operation and 94.9% for the JV Properties in Operation for a combined occupancy of 94.3% for the Properties in Operation. At December 31, 2015, occupancy for the Wholly Owned Properties in Operation was 93.9% and for the JV Properties in Operation was 92.8% for a combined occupancy for the Properties in Operation of 93.7%.
Based on the Company’s 2016 operating results to date and its current outlook for the remainder of the year, the Company anticipates that property level operating income for the Same Store (defined below) group of properties is expected to increase for the full year of 2016, compared to 2015, driven primarily by new and renewal leases being completed at higher market rental rates. In addition, the Company expects to increase occupancy levels from those in 2015. This growth is largely driven by the rental rate growth and occupancy increases for the Company’s industrial properties.
The Company also anticipates that the effect of the United Kingdom’s exit from the European Union and the resulting change in the foreign exchange rate will not have a material effect on its net income or consolidated balance sheet during 2016.
The Company has indicated its intent to dispose of a significant number of Operating Properties during 2016. These properties include a portfolio sale of 7.6 million leasable square feet for $969 million which is subject to an agreement of sale entered into in July 2016. The portfolio sale is expected to close late in the third quarter of 2016. The net proceeds of this sale are expected to be used to repay outstanding borrowings under the Company’s Credit Facility (defined below) as well as other outstanding indebtedness. Assuming these repayments occur, the Company expects to incur charges relating to the early extinguishment of debt in the latter part of 2016.
The assumptions presented above are forward-looking and are based on the Company’s future view of market and general economic conditions, as well as other risks outlined above under the caption “Forward-Looking Statements.”  There can be no assurance that the Company’s actual results will not differ materially from assumptions set forth above.  The Company assumes no obligation to update these assumptions in the future.
Wholly Owned Capital Activity
Acquisitions
During the six months ended June 30, 2016, the Company acquired one operating property for a purchase price of $8.0 million. This property, which contains 73,000 square feet of leaseable space, was 52.8% occupied as of June 30, 2016.
During the three months ended June 30, 2016, the Company acquired one parcel of land containing 8.1 acres of land for a purchase price of $4.0 million. During the six months ended June 30, 2016, the Company acquired two parcels of land containing 16.4 acres of land for an aggregate purchase price of $7.4 million.
Dispositions
During the three months ended June 30, 2016, the Company realized proceeds of $12.0 million from the sale of one property totaling 198,000 square feet.
During the six months ended June 30, 2016, the Company realized proceeds of $143.1 million from the sale of nine properties totaling 1.0 million square feet and 3.5 acres of land.

Development
During the three months ended June 30, 2016, the Company brought into service four Wholly Owned Properties under Development representing 795,000 square feet and a Total Investment of $77.6 million. During the three months ended June 30, 2016, the Company initiated five Wholly Owned Properties under Development with a projected Total Investment of $116.3 million.
During the six months ended June 30, 2016, the Company brought into service nine Wholly Owned Properties under Development representing 1.5 million square feet and a Total Investment of $173.2 million. During the six months ended June 30, 2016, the Company initiated seven Wholly Owned Properties under Development with a projected Total Investment of $140.7 million.
As of June 30, 2016, the Company had 25 Wholly Owned Properties under Development with a projected Total Investment of $642.7 million. These Wholly Owned Properties under Development were 40.6% pre-leased as of June 30, 2016.
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
Acquisitions/Dispositions
During the three months ended June 30, 2016, an unconsolidated joint venture in which the Company holds a 50% interest sold one operating property containing 55,000 square feet and 0.8 acres of land for $13.7 million.
During the six months ended June 30, 2016, unconsolidated joint ventures in which the Company holds an interest sold four properties containing 655,000 square feet and 0.8 acres of land for an aggregate of $94.2 million.
In addition, due to adverse conditions in the Northern Virginia office market, the fair value of two properties owned by Liberty Washington, LP (an unconsolidated joint venture in which the Company holds a 25% interest) containing 248,000 square feet was determined to be less than the debt encumbering the properties. As a result, during the three months ended June 30, 2016, the joint venture entered into an arrangement with the mortgage lender to allow a transfer of the two properties to the lender by way of an uncontested trustee sale in satisfaction of nonrecourse mortgage debt totaling $46.4 million. The book values of these properties were written down to fair value in a prior period.
During the six months ended June 30, 2016, due to market conditions similar to those discussed above, six properties (including the two properties discussed above) containing 698,000 square feet were transferred to mortgage lenders in satisfaction of an aggregate of $112.5 million in nonrecourse mortgage loans that were secured by the properties. The book values of these properties were written down to fair value in prior periods.
None of the unconsolidated joint ventures in which the Company holds an interest acquired any operating properties or land parcels during the three and six months ended June 30, 2016. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the three months ended June 30, 2016 an unconsolidated joint venture in which the Company holds a 50% interest brought into service one property totaling 196,000 square feet and a Total Investment of $10.8 million. During the six months ended June 30, 2016 unconsolidated joint ventures in which the Company holds an interest brought into service two properties totaling 626,000 square feet and a Total Investment of $35.2 million. During the three and six months ended June 30, 2016, none of the unconsolidated joint ventures in which the Company holds an interest initiated any JV Properties under Development.
As of June 30, 2016, unconsolidated joint ventures in which the Company holds an interest had four JV Properties under Development which are expected to comprise, upon completion, 2.3 million square feet and a 222-room Four Seasons Hotel and are expected to represent a Total Investment by the joint ventures of $1.0 billion. These JV Properties under Development were 83.3% pre-leased as of June 30, 2016.
Included in these totals are unconsolidated joint ventures in which the Company holds a 20% interest that are developing the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and the aforementioned hotel and is expected to represent a Total Investment by the joint ventures of $934 million.

Properties in Operation
The composition of the Company’s Properties in Operation as of June 30, 2016 and 2015 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.62	$4.46	$6.12	$5.74	71,807	70,047	95.7%	95.4%
Industrial-Flex	$8.98	$8.88	$12.73	$12.53	8,066	8,648	93.6%	93.1%
Office	$17.20	$16.42	$25.85	$25.92	10,388	12,636	84.5%	84.8%
	$6.31	$6.38	$8.74	$8.91	90,261	91,331	94.2%	93.7%
JV Properties in Operation: (3)
Industrial-Distribution	$4.11	$4.13	$5.88	$5.79	10,503	9,877	96.0%	97.5%
Industrial-Flex	$20.48	$27.48	$21.41	$24.76	108	108	91.3%	93.5%
Office	$30.05	$26.51	$42.47	$37.52	2,680	4,114	90.9%	86.8%
	$9.25	$10.32	$13.07	$14.46	13,291	14,099	94.9%	94.3%
Properties in Operation:
Industrial-Distribution	$4.56	$4.42	$6.09	$5.75	82,310	79,924	95.7%	95.7%
Industrial-Flex	$9.13	$9.11	$12.84	$12.68	8,174	8,756	93.6%	93.1%
Office	$19.99	$18.94	$29.46	$28.82	13,068	16,750	85.8%	85.3%
	$6.69	$6.91	$9.30	$9.65	103,552	105,430	94.3%	93.8%

(1) Net rent represents the contractual rent per square foot at June 30, 2016 or 2015 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at June 30, 2016 or 2015 its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at June 30, 2016 or 2015 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 73 and 82 properties as of June 30, 2016 and 2015, respectively.

The table below details the vacancy activity during the six months ended June 30, 2016:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2016	5,472,746	1,013,039	6,485,785
Acquisition vacant space	34,537	—	34,537
Completed development vacant space	667,531	228,447	895,978
Disposition vacant space	(116,337)	(538,624)	(654,961)
Expirations	8,388,349	582,045	8,970,394
Property structural changes/other	(1,403)	(254)	(1,657)
Leasing activity	(9,223,191)	(609,545)	(9,832,736)
Vacancy at June 30, 2016	5,222,232	675,108	5,897,340

Lease transaction costs per square foot (1)	$3.41	$2.20	$3.34
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the six months ended June 30, 2016, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2016 with the results of operations of the Company for the three and six months ended June 30, 2015. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2016 and 2015, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2016 to Three and Six Months Ended June 30, 2015
Rental Revenue
Rental revenue was $139.1 million for the three months ended June 30, 2016 compared to $147.4 million for the same period in 2015. This decrease of $8.3 million was primarily due to the net result of decreased rental revenue related to property dispositions since January 1, 2015 and increased rental revenue related to acquisitions and completed development for the same period. This decrease was partially offset by an increase in Same Store (defined below) property rental revenue of $2.5 million.
Rental revenue was $278.2 million for the six months ended June 30, 2016 compared to $296.0 million for the same period in 2015. This decrease of $17.8 million was primarily due to the net result of decreased rental revenue related to property dispositions since January 1, 2015 and increased rental revenue related to acquisitions and completed development for the same period. This decrease was partially offset by an increase in Same Store (defined below) property rental revenue of $4.2 million.
Operating Expense Reimbursement
Operating expense reimbursement was $47.5 million for the three months ended June 30, 2016 compared to $56.2 million for the same period in 2015. This decrease of $8.7 million was primarily due to reimbursements associated with an aggregate decrease of $8.5 million in rental property expense and real estate taxes.
Operating expense reimbursement was $98.6 million for the six months ended June 30, 2016 compared to $114.5 million for the same period in 2015. This decrease of $15.9 million was primarily due to reimbursements associated with an aggregate decrease of $16.4 million in rental property expense and real estate taxes.
Rental Property Expense
Rental property expense was $24.7 million for the three months ended June 30, 2016 compared to $31.9 million for the same period in 2015. This decrease of $7.2 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. In addition, the decrease was due to a reduction in certain weather-related expenses. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.

Rental property expense was $53.3 million for the six months ended June 30, 2016 compared to $67.5 million for the same period in 2015. This decrease of $14.2 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. In addition, the decrease was due to a reduction in certain weather-related expenses.
Real Estate Taxes
Real estate taxes were $25.2 million for the three months ended June 30, 2016 compared to $26.5 million for the same period in 2015. This decrease of $1.3 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2015 and increased real estate taxes related to acquisitions and completed development for the same period.
Real estate taxes were $50.5 million for the six months ended June 30, 2016 compared to $52.6 million for the same period in 2015. This decrease of $2.1 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2015 and increased real estate taxes related to acquisitions and completed development for the same period.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 5 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Six Months Ended		Percentage Increase (Decrease)
	June 30,				June 30,
	2016	2015			2016	2015
Carolinas/Richmond	$11,219	$13,361	(16.0%)	(1)	$22,059	$26,208	(15.8%)	(1)
Chicago/Milwaukee	7,022	6,125	14.6%	(2)	13,815	12,868	7.4%
Florida	16,741	19,459	(14.0%)	(1)	34,788	38,561	(9.8%)
Houston	8,036	7,689	4.5%		16,869	14,910	13.1%	(3)
Lehigh/Central PA	24,755	23,647	4.7%		48,957	46,618	5.0%
Minnesota	4,850	5,149	(5.8%)		9,428	11,134	(15.3%)	(4)
Philadelphia	7,981	7,310	9.2%		15,339	14,332	7.0%
Southeastern PA	14,549	21,426	(32.1%)	(1)	28,300	42,414	(33.3%)	(1)
United Kingdom	2,438	2,782	(12.4%)	(5)	4,842	5,298	(8.6%)
Other	22,953	21,516	6.7%		45,779	44,387	3.1%
Total reportable segment net operating income	$120,544	$128,464	(6.2%)		$240,176	$256,730	(6.4%)

(1)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in occupancy.

(3)	The increase was primarily due to an increase in average gross investment in operating real estate.

(4)	The decrease was primarily due to a decrease in occupancy and a decrease in average gross investment in operating real estate.

(5)	The decrease was primarily due to a decrease in the foreign exchange rate.
Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average occupancy %	95.5%	93.9%	95.3%	93.8%
Average rental rate - cash basis (1)	$6.28	$6.25	$6.27	$6.24
Average rental rate - straight line rent and operating expense reimbursement (2)	$8.67	$8.70	$8.65	$8.66

(1)
Represents the average contractual rent per square foot for the three and six months ended June 30, 2016 or 2015 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent including operating expense recoveries per square foot for the three and six months ended June 30, 2016 or 2015 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 581 properties totaling approximately 84.4 million square feet owned on January 1, 2015. Properties that were acquired, or on which development was completed, during the year ended December 31, 2015 and the six months ended June 30, 2016 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The nine properties sold during the six months ended June 30, 2016 and the 81 properties sold during 2015 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2016 and 2015. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Same Store:
Rental revenue	$130,499	$128,036	$259,891	$255,691
Operating expenses:
Rental property expense	23,663	25,275	50,327	53,535
Real estate taxes	22,915	22,803	45,746	45,313
Operating expense recovery	(45,401)	(46,552)	(93,525)	(94,941)
Unrecovered operating expenses	1,177	1,526	2,548	3,907
Property level operating income	129,322	126,510	257,343	251,784
Less straight line rent	2,091	2,543	4,978	6,841
Cash basis property level operating income	$127,231	$123,967	$252,365	$244,943
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$127,231	$123,967	$252,365	$244,943
Straight line rent	2,091	2,543	4,978	6,841
Property level operating income	129,322	126,510	257,343	251,784
Non-same store property level operating income	6,594	17,373	13,828	33,548
Termination fees	791	1,224	1,847	4,941
General and administrative expense	(15,629)	(17,053)	(36,619)	(35,855)
Depreciation and amortization expense	(53,545)	(56,833)	(107,623)	(115,629)
Impairment - real estate assets	—	(1,036)	—	(16,775)
Other income (expense)	(25,139)	(28,485)	(51,953)	(56,784)
Gain on property dispositions	3,832	1,249	24,353	3,520
Income taxes	(752)	(1,169)	(1,553)	(2,014)
Equity in earnings (loss) of unconsolidated joint ventures	5,583	(5,254)	10,497	1,652
Net income	$51,057	$36,526	$110,120	$68,388

Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue.
General and Administrative
General and administrative expenses decreased to $15.6 million for the three months ended June 30, 2016 compared to $17.1 million for the three months ended June 30, 2015 and increased to $36.6 million for the six months ended June 30, 2016 compared to $35.9 million for the six months ended June 30, 2015. The decrease for the three month periods was primarily due to decreases in compensation costs, including performance-based compensation. The increase for the six month periods was primarily due to an increase in severance costs and performance-based compensation. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $53.5 million for the three months ended June 30, 2016 from $56.8 million for the three months ended June 30, 2015 and decreased to $107.6 million for the six months ended June 30, 2016 from $115.6 million for the six months ended June 30, 2015. These decreases were primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2015 and increased depreciation and amortization related to acquisitions and completed development for the same period. The decreases were also due to a reduction in amortization of in-place lease intangibles.
Impairment - Real Estate Assets
There was no impairment - real estate assets for the three or six months ended June 30, 2016. During the three months ended June 30, 2015 the Company recognized $1.0 million in impairment - real estate assets related to the DC Metro reportable segment. During the six months ended June 30, 2015 the Company recognized $16.8 million in impairment - real estate assets including $13.4 million in impairment expense related to the Company's Carolinas/Richmond reportable segment, $2.3 million in impairment expense related to the Company's Southeastern Pennsylvania reportable segment and $1.0 million in impairment expense related to the Company's DC Metro reportable segment. The properties included in the Carolinas/Richmond reportable segment were subsequently sold.
Interest and Other Income
Interest and other income decreased to $5.0 million for the three months ended June 30, 2016 from $6.6 million for the three months ended June 30, 2015 and decreased to $9.6 million for the six months ended June 30, 2016 from $13.0 million for the six months ended June 30, 2015. These decreases were primarily related to decreases in gains associated with a land development in the United Kingdom.
Interest Expense
Interest expense decreased to $30.1 million for the three months ended June 30, 2016 from $35.1 million for the three months ended June 30, 2015 and decreased to $61.5 million for the six months ended June 30, 2016 from $69.7 million for the six months ended June 30, 2015.
The decrease for the three month periods was primarily due to a decrease in the weighted average interest rate to 4.4% for the three months ended June 30, 2016 compared to 4.7% for the three months ended June 30, 2015 as well as an increase in capitalized interest, which was $6.2 million for the three months ended June 30, 2016 compared to $3.8 million for the same period in 2015. These effects were partially offset by an increase in the average debt outstanding to $3,222.3 million for the three months ended June 30, 2016 compared to $3,201.7 million for the three months ended June 30, 2015.
The decrease for the six month periods was primarily due to a decrease in the weighted average interest rate to 4.4% for the six months ended June 30, 2016 compared to 4.8% for the six months ended June 30, 2015 as well as an increase in capitalized interest, which was $11.3 million for the six months ended June 30, 2016 compared to $7.4 million for the same period in 2015. These effects were partially offset by an increase in the average debt outstanding to $3,194.8 million for the six months ended June 30, 2016 compared to $3,146.1 million for the six months ended June 30, 2015.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures
Equity in earnings (loss) of unconsolidated joint ventures increased to income of $5.6 million for the three months ended June 30, 2016 compared to a loss of $5.3 million for the three months ended June 30, 2015 and increased to income of $10.5 million for the six months ended June 30, 2016 compared to income of $1.7 million for the six months ended June 30, 2015. These increases were primarily due to an increase in gain on sale of operating properties, and gain on debt forgiveness by unconsolidated joint ventures in which the Company holds an interest. The Company's share of debt forgiveness gains was $3.3 million for the three months ended June 30, 2016 and $4.2 for the six months ended June 30, 2016. There were no such gains in 2015.
Other
Gain on property dispositions increased to $3.8 million for the three months ended June 30, 2016 compared to $1.2 million for the three months ended June 30, 2015 and increased to $24.4 million for the six months ended June 30, 2016 compared to $3.5 million for the six months ended June 30, 2015.
As a result of the foregoing, the Company’s net income increased to $51.1 million for the three months ended June 30, 2016 from $36.5 million for the three months ended June 30, 2015 and increased to $110.1 million for the six months ended June 30, 2016 from $68.4 million for the six months ended June 30, 2015.
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
Activity
As of June 30, 2016, the Company had cash and cash equivalents of $34.4 million, including $5.0 million in restricted cash.
Net cash provided by operating activities increased to $176.9 million for the six months ended June 30, 2016 from $173.1 million for the six months ended June 30, 2015. This $3.8 million increase was primarily due fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $114.5 million for the six months ended June 30, 2016 compared to $42.1 million for the six months ended June 30, 2015. This $72.4 million increase primarily resulted from the increased level of investment in development in progress.
Net cash used in financing activities was $66.3 million for the six months ended June 30, 2016 compared to $126.5 million for the six months ended June 30, 2015. This $60.2 million decrease was primarily due to net cash borrowings used to fund the increased development spend during 2016 as compared to 2015. This amount was offset by share repurchases during 2016. Financing activities include proceeds from the issuance of equity, debt repayments, equity repurchases and distributions.
During the three months ended March 31, 2016, the Company purchased an aggregate of 1.4 million common shares of the Company for $40.9 million as part of a share repurchase plan. There were no such purchases during the three months ended June 30, 2016.
The Company funds its development activities, including its obligations associated with its joint venture development activity, and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at June 30, 2016 was LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2016, the Company’s debt to gross assets ratio was 41.9% and for the six months ended June 30, 2016, the fixed charge coverage ratio was 3.5x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income before property dispositions plus interest expense and depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2016, $277.3 million in mortgage loans and $2,596.5 million in unsecured notes were outstanding with a weighted average interest rate of 4.68%. The interest rates on $2,873.9 million of mortgage loans and unsecured notes are fixed (including $100.2 million fixed via a swap arrangement - see Note 12 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.3 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of June 30, 2016 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2016	$4,274	$—	$300,000	$—	$304,274	5.49%
2017	8,688	2,349	296,543	—	307,580	6.57%
2018	6,470	27,102	100,000	395,000	528,572	2.84%
2019	6,666	50,043	—	—	56,709	4.00%
2020	3,351	67,370	350,000	—	420,721	4.82%
2021	2,326	65,091	—	—	67,417	4.06%
2022	2,172	—	400,000	—	402,172	4.13%
2023	2,281	—	300,000	—	302,281	3.39%
2024	2,385	—	450,000	—	452,385	4.40%
2025 and thereafter	24,807	1,946	400,000	—	426,753	3.81%
Subtotal	$63,420	$213,901	$2,596,543	$395,000	$3,268,864	4.29%
Reconciling items (1)	7,571	—	(14,880)	—	(7,309)
Total for consolidated balance sheet	$70,991	$213,901	$2,581,663	$395,000	$3,261,555

(1)	Includes deferred financing costs, premium/discount and market adjustments.
Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common distributions to shareholders and unitholders through its net cash flows provided by operating activities, less tenant improvement, leasing costs and capital expenditures.  To the extent that net cash flows from operations are not sufficient to meet its quarterly distributions to shareholders and unitholders, the Company utilizes Credit Facility borrowings to fund such distributions.
In May 2016, the Company’s Board of Trustees declared a quarterly distribution to common shareholders and unitholders of $0.475 per share and unit for the second quarter of 2016. The Company currently expects to maintain the quarterly distribution payment rate to common shareholders and unitholders of $0.475 per share and unit for the remainder of 2016.  However, in light of the pending portfolio sale discussed below, and in light of the cumulative impact on the Company’s business resulting from the strategic sales of real estate assets since 2011, among other factors, the Company expects that the Board of Trustees may decrease its current quarterly distribution to common shareholders and unitholders starting with the first quarter’s distribution payment in April 2017.
Notwithstanding, future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant.  The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
As discussed above in the “Overview” section, the Company intends to dispose of a significant number of Operating Properties late in the third quarter of 2016 for an aggregate sales price of $969 million. The net proceeds of this sale are expected to be used to repay outstanding borrowings on the Company’s Credit Facility as well as other outstanding indebtedness. With respect thereto, the Company may incur charges relating to the early extinguishment of debt in the latter part of 2016.
General
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for NAREIT Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of NAREIT Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from dispositions of depreciable property. As a result, year over year comparison of NAREIT Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that NAREIT Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since NAREIT Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. NAREIT Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. NAREIT Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.

NAREIT Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - basic:
Net income available to common shareholders	$49,627	$35,513	$107,181	$66,464
Basic - income available to common shareholders	49,627	35,513	107,181	66,464
Basic - income available to common shareholders per weighted average share	$0.34	$0.24	$0.73	$0.45
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,262	3,058	4,938	6,010
Depreciation and amortization	53,142	56,413	106,894	114,778
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	(153)	7,431	(1,993)	7,431
Gain on property dispositions / impairment - real estate assets	(3,832)	(213)	(24,353)	13,255
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(1,213)	(1,541)	(2,017)	(3,276)
NAREIT Funds from operations available to common shareholders – basic	$99,833	$100,661	$190,650	$204,662
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.68	$0.68	$1.31	$1.38
Reconciliation of net income available to common shareholders to NAREIT FFO - diluted:
Net income available to common shareholders	$49,627	$35,513	$107,181	$66,464
Diluted - income available to common shareholders	49,627	35,513	107,181	66,464
Diluted - income available to common shareholders per weighted average share	$0.34	$0.24	$0.73	$0.45
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,262	3,058	4,938	6,010
Depreciation and amortization	53,142	56,413	106,894	114,778
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	(153)	7,431	(1,993)	7,431
Gain on property dispositions / impairment - real estate assets	(3,832)	(213)	(24,353)	13,255
Noncontrolling interest less preferred share distributions	1,199	840	2,590	1,575
NAREIT Funds from operations available to common shareholders - diluted	$102,245	$103,042	$195,257	$209,513
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.68	$0.67	$1.30	$1.37
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	145,995	148,778	146,002	148,574
Dilutive shares for long term compensation plans	740	676	620	673
Diluted shares for net income calculations	146,735	149,454	146,622	149,247
Weighted average common units	3,539	3,539	3,539	3,540
Diluted shares for NAREIT Funds from operations calculations	150,274	152,993	150,161	152,787

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of June 30, 2016.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1*	Letter Agreement between Christopher J. Papa and Liberty Property Limited Partnership, dated May 4, 2016.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 4, 2016
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	August 4, 2016
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	August 4, 2016
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	August 4, 2016
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

10.1	Letter Agreement between Christopher J. Papa and Liberty Property Limited Partnership, dated May 4, 2016.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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