Form 10-Q
period 2016-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2016-11-03
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 1, 2016, 146,993,579 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2016. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2016

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets of Liberty Property Trust at September 30, 2016 and December 31, 2015	5

	Consolidated statements of comprehensive income of Liberty Property Trust for the three months ended September 30, 2016 and September 30, 2015	6

	Consolidated statements of comprehensive income of Liberty Property Trust for the nine months ended September 30, 2016 and September 30, 2015	7

	Consolidated statement of equity of Liberty Property Trust for the nine months ended September 30, 2016	8

	Consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2016 and September 30, 2015	9

	Consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2016 and December 31, 2015	10

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the three months ended September 30, 2016 and September 30, 2015	11

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the nine months ended September 30, 2016 and September 30, 2015	12

	Consolidated statement of owners' equity of Liberty Property Limited Partnership for the nine months ended September 30, 2016	13

	Consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2016 and September 30, 2015	14

	Notes to consolidated financial statements of the Company	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Index		Page

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures for Liberty Property Trust		44

Signatures for Liberty Property Limited Partnership		45

Exhibit Index		46
	SIXTH SUPPLEMENTAL INDENTURE, DATED AS OF SEPTEMBER 20, 2016, BETWEEN THE OPERATING PARTNERSHIP, AS ISSUER, AND U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	September 30, 2016	December 31, 2015
ASSETS
Real estate:
Land and land improvements	$1,009,941	$1,184,927
Building and improvements	4,409,422	5,131,648
Less accumulated depreciation	(917,201)	(1,148,928)
Operating real estate	4,502,162	5,167,647
Development in progress	427,686	360,948
Land held for development	325,444	336,967
Net real estate	5,255,292	5,865,562
Cash and cash equivalents	42,290	35,353
Restricted cash	5,661	9,018
Accounts receivable, net	13,983	14,343
Deferred rent receivable, net	106,864	118,787
Deferred financing and leasing costs, net of accumulated amortization (September 30, 2016, $153,022; December 31, 2015, $175,798)	153,593	192,109
Investments in and advances to unconsolidated joint ventures	236,800	218,454
Assets held for sale	786,272	4,954
Prepaid expenses and other assets	122,167	99,049
Total assets	$6,722,922	$6,557,629
LIABILITIES
Mortgage loans, net	$281,384	$307,908
Unsecured notes, net	2,675,644	2,580,108
Credit facility	420,000	259,000
Accounts payable	76,599	51,382
Accrued interest	38,954	26,154
Dividend and distributions payable	71,378	71,787
Other liabilities	204,031	243,806
Liabilities held for sale	25,416	—
Total liabilities	3,793,406	3,540,145
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of September 30, 2016 and December 31, 2015	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 146,981,465 and 147,577,984 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	147	148
Additional paid-in capital	3,654,652	3,669,627
Accumulated other comprehensive loss	(41,459)	(17,893)
Distributions in excess of net income	(746,530)	(698,954)
Total Liberty Property Trust shareholders’ equity	2,866,810	2,952,928
Noncontrolling interest – operating partnership
3,530,031 and 3,539,075 common units outstanding as of September 30, 2016 and December 31, 2015, respectively	51,250	53,100
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total equity	2,921,979	3,009,947
Total liabilities, noncontrolling interest - operating partnership and equity	$6,722,922	$6,557,629

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2016	September 30, 2015
OPERATING REVENUE
Rental	$140,697	$145,009
Operating expense reimbursement	50,160	53,963
Total operating revenue	190,857	198,972
OPERATING EXPENSE
Rental property	26,496	31,454
Real estate taxes	25,968	25,953
General and administrative	16,151	15,573
Depreciation and amortization	46,920	55,718
Total operating expense	115,535	128,698
Operating income	75,322	70,274
OTHER INCOME (EXPENSE)
Interest and other income	3,153	4,959
Loss on debt extinguishment	(3,494)	—
Interest expense	(29,528)	(33,559)
Total other income (expense)	(29,869)	(28,600)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	45,453	41,674
Gain on property dispositions	1,318	53,467
Income taxes	(80)	(599)
Equity in earnings (loss) of unconsolidated joint ventures	9,043	(847)
Net income	55,734	93,695
Noncontrolling interest – operating partnership	(1,424)	(2,306)
Noncontrolling interest – consolidated joint ventures	(57)	(58)
Net income available to common shareholders	$54,253	$91,331

Net income	$55,734	$93,695
Other comprehensive loss - foreign currency translation	(4,407)	(7,970)
Other comprehensive gain (loss) - derivative instruments	663	(1,220)
Other comprehensive loss	(3,744)	(9,190)
Total comprehensive income	51,990	84,505
Less: comprehensive income attributable to noncontrolling interest	(1,393)	(2,148)
Comprehensive income attributable to common shareholders	$50,597	$82,357
Earnings per common share
Income per common share – basic	$0.37	$0.61
Income per common share – diluted	$0.37	$0.61
Distributions per common share	$0.475	$0.475
Weighted average number of common shares outstanding
Basic	146,215	148,582
Diluted	147,107	149,176
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING REVENUE
Rental	$418,896	$440,962
Operating expense reimbursement	148,757	168,430
Total operating revenue	567,653	609,392
OPERATING EXPENSE
Rental property	79,752	98,973
Real estate taxes	76,490	78,579
General and administrative	52,770	51,428
Depreciation and amortization	154,543	171,347
Impairment - real estate assets	—	16,775
Total operating expense	363,555	417,102
Operating income	204,098	192,290
OTHER INCOME (EXPENSE)
Interest and other income	12,743	17,911
Loss on debt extinguishment	(3,494)	—
Interest expense	(91,071)	(103,295)
Total other income (expense)	(81,822)	(85,384)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	122,276	106,906
Gain on property dispositions	25,671	56,987
Income taxes	(1,633)	(2,613)
Equity in earnings of unconsolidated joint ventures	19,540	805
Net income	165,854	162,085
Noncontrolling interest – operating partnership	(4,250)	(4,117)
Noncontrolling interest – consolidated joint ventures	(170)	(171)
Net income available to common shareholders	$161,434	$157,797

Net income	$165,854	$162,085
Other comprehensive loss - foreign currency translation	(23,003)	(6,229)
Other comprehensive loss - derivative instruments	(1,132)	(1,539)
Other comprehensive loss	(24,135)	(7,768)
Total comprehensive income	141,719	154,317
Less: comprehensive income attributable to noncontrolling interest	(3,851)	(4,105)
Comprehensive income attributable to common shareholders	$137,868	$150,212
Earnings per common share
Income per common share – basic	$1.10	$1.06
Income per common share – diluted	$1.10	$1.06
Distributions per common share	$1.425	$1.425
Weighted average number of common shares outstanding
Basic	146,121	148,594
Diluted	146,788	149,220
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP-COMMON	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2016	$148	$3,669,627	$(17,893)	$(698,954)	$2,952,928	$53,100	$3,919	$3,009,947	$7,537
Net proceeds from the issuance of common shares	—	11,967	—	—	11,967	—	—	11,967	—
Net income	—	—	—	161,434	161,434	3,896	170	165,500	354
Distributions	—	—	—	(209,010)	(209,010)	(5,045)	(170)	(214,225)	(354)
Share repurchase	(1)	(40,895)	—	—	(40,896)	—	—	(40,896)	—
Share-based compensation	—	13,821	—	—	13,821	—	—	13,821	—
Other comprehensive loss - foreign currency translation	—	—	(22,460)	—	(22,460)	(543)	—	(23,003)	—
Other comprehensive loss - derivative instruments	—	—	(1,106)	—	(1,106)	(26)	—	(1,132)	—
Redemption of noncontrolling interests – common units	—	132	—	—	132	(132)	—	—	—
Balance at September 30, 2016	$147	$3,654,652	$(41,459)	$(746,530)	$2,866,810	$51,250	$3,919	$2,921,979	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net income	$165,854	$162,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,562	173,726
Amortization of deferred financing costs	3,068	3,249
Impairment - real estate assets	—	16,775
Loss on debt extinguishment	3,494	—
Equity in earnings of unconsolidated joint ventures	(19,540)	(805)
Distributions from unconsolidated joint ventures	—	2,490
Gain on property dispositions	(25,671)	(56,987)
Share-based compensation	12,841	10,709
Other	(5,326)	(8,143)
Changes in operating assets and liabilities:
Restricted cash	4,059	4,914
Accounts receivable	(4,980)	1,023
Deferred rent receivable	(12,948)	(17,122)
Prepaid expenses and other assets	(22,172)	(20,182)
Accounts payable	21,343	8,312
Accrued interest	12,800	19,258
Other liabilities	(2,561)	371
Net cash provided by operating activities	286,823	299,673
INVESTING ACTIVITIES
Investment in properties – acquisitions	(9,278)	(100,756)
Investment in properties – other	(44,017)	(58,038)
Investments in and advances to unconsolidated joint ventures	(50,460)	(30,609)
Distributions from unconsolidated joint ventures	49,372	23,093
Net proceeds from disposition of properties/land	142,808	243,943
Investment in development in progress	(259,193)	(123,547)
Investment in land held for development	(70,809)	(101,934)
Payment of deferred leasing costs	(22,306)	(34,404)
Other	4,874	(6,366)
Net cash used in investing activities	(259,009)	(188,618)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	11,967	38,195
Share repurchase	(40,896)	(65,463)
Proceeds from unsecured notes	396,648	398,576
Repayments of unsecured notes including prepayment premium	(303,673)	(300,000)
Repayments of mortgage loans	(25,260)	(112,970)
Proceeds from credit facility	466,300	919,700
Repayments on credit facility	(305,300)	(786,700)
Payment of deferred financing costs	(2,600)	(3,478)
Distribution paid on common shares	(209,428)	(212,402)
Distribution paid on units	(5,690)	(5,704)
Net cash used in financing activities	(17,932)	(130,246)
Net increase (decrease) in cash and cash equivalents	9,882	(19,191)
Decrease in cash and cash equivalents related to foreign currency translation	(2,945)	(1,503)
Cash and cash equivalents at beginning of period	35,353	69,346
Cash and cash equivalents at end of period	$42,290	$48,652
See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	September 30, 2016	December 31, 2015
ASSETS
Real estate:
Land and land improvements	$1,009,941	$1,184,927
Building and improvements	4,409,422	5,131,648
Less accumulated depreciation	(917,201)	(1,148,928)
Operating real estate	4,502,162	5,167,647
Development in progress	427,686	360,948
Land held for development	325,444	336,967
Net real estate	5,255,292	5,865,562
Cash and cash equivalents	42,290	35,353
Restricted cash	5,661	9,018
Accounts receivable, net	13,983	14,343
Deferred rent receivable, net	106,864	118,787
Deferred financing and leasing costs, net of accumulated amortization (September 30, 2016, $153,022; December 31, 2015, $175,798)	153,593	192,109
Investments in and advances to unconsolidated joint ventures	236,800	218,454
Assets held for sale	786,272	4,954
Prepaid expenses and other assets	122,167	99,049
Total assets	$6,722,922	$6,557,629
LIABILITIES
Mortgage loans, net	$281,384	$307,908
Unsecured notes, net	2,675,644	2,580,108
Credit facility	420,000	259,000
Accounts payable	76,599	51,382
Accrued interest	38,954	26,154
Distributions payable	71,378	71,787
Other liabilities	204,031	243,806
Liabilities held for sale	25,416	—
Total liabilities	3,793,406	3,540,145
Limited partners' equity - 301,483 preferred units outstanding as of September 30, 2016, and December 31, 2015	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 146,981,465 and 147,577,984 common units outstanding as of September 30, 2016 and December 31, 2015, respectively	2,866,810	2,952,928
Limited partners’ equity – 3,530,031 and 3,539,075 common units outstanding as of September 30, 2016 and December 31, 2015, respectively	51,250	53,100
Noncontrolling interest – consolidated joint ventures	3,919	3,919
Total owners’ equity	2,921,979	3,009,947
Total liabilities, limited partners' equity and owners’ equity	$6,722,922	$6,557,629

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2016	September 30, 2015
OPERATING REVENUE
Rental	$140,697	$145,009
Operating expense reimbursement	50,160	53,963
Total operating revenue	190,857	198,972
OPERATING EXPENSE
Rental property	26,496	31,454
Real estate taxes	25,968	25,953
General and administrative	16,151	15,573
Depreciation and amortization	46,920	55,718
Total operating expense	115,535	128,698
Operating income	75,322	70,274
OTHER INCOME (EXPENSE)
Interest and other income	3,153	4,959
Loss on debt extinguishment	(3,494)	—
Interest expense	(29,528)	(33,559)
Total other income (expense)	(29,869)	(28,600)
Income before gain on property dispositions, income taxes and equity in earnings (loss) of unconsolidated joint ventures	45,453	41,674
Gain on property dispositions	1,318	53,467
Income taxes	(80)	(599)
Equity in earnings (loss) of unconsolidated joint ventures	9,043	(847)
Net income	55,734	93,695
Noncontrolling interest – consolidated joint ventures	(57)	(58)
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$55,559	$93,519
Net income	$55,734	$93,695
Other comprehensive loss - foreign currency translation	(4,407)	(7,970)
Other comprehensive gain (loss) - derivative instruments	663	(1,220)
Other comprehensive loss	(3,744)	(9,190)
Total comprehensive income	$51,990	$84,505
Earnings per common unit
Income per common unit - basic	$0.37	$0.61
Income per common unit - diluted	$0.37	$0.61
Distributions per common unit	$0.475	$0.475
Weighted average number of common units outstanding
Basic	149,751	152,121
Diluted	150,643	152,715
Net income allocated to general partners	$54,253	$91,331
Net income allocated to limited partners	$1,424	$2,306

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING REVENUE
Rental	$418,896	$440,962
Operating expense reimbursement	148,757	168,430
Total operating revenue	567,653	609,392
OPERATING EXPENSE
Rental property	79,752	98,973
Real estate taxes	76,490	78,579
General and administrative	52,770	51,428
Depreciation and amortization	154,543	171,347
Impairment - real estate assets	—	16,775
Total operating expense	363,555	417,102
Operating income	204,098	192,290
OTHER INCOME (EXPENSE)
Interest and other income	12,743	17,911
Loss on debt extinguishment	(3,494)	—
Interest expense	(91,071)	(103,295)
Total other income (expense)	(81,822)	(85,384)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	122,276	106,906
Gain on property dispositions	25,671	56,987
Income taxes	(1,633)	(2,613)
Equity in earnings of unconsolidated joint ventures	19,540	805
Net income	165,854	162,085
Noncontrolling interest – consolidated joint ventures	(170)	(171)
Preferred unit distributions	(354)	(354)
Income available to common unitholders	$165,330	$161,560
Net income	$165,854	$162,085
Other comprehensive loss - foreign currency translation	(23,003)	(6,229)
Other comprehensive loss - derivative instruments	(1,132)	(1,539)
Other comprehensive loss	(24,135)	(7,768)
Total comprehensive income	$141,719	$154,317
Earnings per common unit
Income per common unit - basic	$1.10	$1.06
Income per common unit - diluted	$1.10	$1.06
Distributions per common unit	$1.425	$1.425
Weighted average number of common units outstanding
Basic	149,659	152,134
Diluted	150,326	152,760
Net income allocated to general partners	$161,434	$157,797
Net income allocated to limited partners	$4,250	$4,117

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2016	$2,952,928	$53,100	$3,919	$3,009,947	$7,537
Contributions from partners	25,788	—	—	25,788	—
Unit repurchase	(40,896)	—	—	(40,896)	—
Distributions to partners	(209,010)	(5,045)	(170)	(214,225)	(354)
Other comprehensive loss - foreign currency translation	(22,460)	(543)	—	(23,003)	—
Other comprehensive loss - derivative instruments	(1,106)	(26)	—	(1,132)	—
Net income	161,434	3,896	170	165,500	354
Redemption of limited partners common units for common shares	132	(132)	—	—	—
Balance at September 30, 2016	$2,866,810	$51,250	$3,919	$2,921,979	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net income	$165,854	$162,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,562	173,726
Amortization of deferred financing costs	3,068	3,249
Impairment - real estate assets	—	16,775
Loss on debt extinguishment	3,494	—
Equity in earnings of unconsolidated joint ventures	(19,540)	(805)
Distributions from unconsolidated joint ventures	—	2,490
Gain on property dispositions	(25,671)	(56,987)
Noncash compensation	12,841	10,709
Other	(5,326)	(8,143)
Changes in operating assets and liabilities:
Restricted cash	4,059	4,914
Accounts receivable	(4,980)	1,023
Deferred rent receivable	(12,948)	(17,122)
Prepaid expenses and other assets	(22,172)	(20,182)
Accounts payable	21,343	8,312
Accrued interest	12,800	19,258
Other liabilities	(2,561)	371
Net cash provided by operating activities	286,823	299,673
INVESTING ACTIVITIES
Investment in properties – acquisitions	(9,278)	(100,756)
Investment in properties – other	(44,017)	(58,038)
Investments in and advances to unconsolidated joint ventures	(50,460)	(30,609)
Distributions from unconsolidated joint ventures	49,372	23,093
Net proceeds from disposition of properties/land	142,808	243,943
Investment in development in progress	(259,193)	(123,547)
Investment in land held for development	(70,809)	(101,934)
Payment of deferred leasing costs	(22,306)	(34,404)
Other	4,874	(6,366)
Net cash used in investing activities	(259,009)	(188,618)
FINANCING ACTIVITIES
Proceeds from unsecured notes	396,648	398,576
Repayments of unsecured notes including prepayment premium	(303,673)	(300,000)
Repayments of mortgage loans	(25,260)	(112,970)
Proceeds from credit facility	466,300	919,700
Repayments on credit facility	(305,300)	(786,700)
Payment of deferred financing costs	(2,600)	(3,478)
Capital contributions	11,967	38,195
Distributions to partners	(256,014)	(283,569)
Net cash used in financing activities	(17,932)	(130,246)
Net increase (decrease) in cash and cash equivalents	9,882	(19,191)
Decrease in cash and cash equivalents related to foreign currency translation	(2,945)	(1,503)
Cash and cash equivalents at beginning of period	35,353	69,346
Cash and cash equivalents at end of period	$42,290	$48,652
See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2016. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
As of January 1, 2016 under the revised accounting standard Topic 810 (see Recently Issued Accounting Standards below), the Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $19.3 million and $20.5 million as of September 30, 2016 and December 31, 2015, respectively.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is designed to clarify how entities should classify cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for the Company beginning January 1, 2018. Early adoption of ASU 2016-15 is permitted. The standard requires retrospective application unless it is impracticable to do so. The Company is evaluating the impact ASU 2016-15 will have on its statement of cash flows.
Note 2: Income per Common Share of the Trust

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2016			September 30, 2015
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$54,253	146,215	$0.37	$91,331	148,582	$0.61
Dilutive shares for long-term compensation plans	—	892		—	594
Net income available to common shareholders - diluted	$54,253	147,107	$0.37	$91,331	149,176	$0.61

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$161,434	146,121	$1.10	$157,797	148,594	$1.06
Dilutive shares for long-term compensation plans	—	667		—	626
Net income available to common shareholders - diluted	$161,434	146,788	$1.10	$157,797	149,220	$1.06

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2016 was 160,000 and 762,000, respectively, as compared to 2,260,000 and 1,528,000, respectively, for the same periods in 2015.
During the three and nine months ended September 30, 2016, 241,000 and 353,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2015, 65,000 common shares were issued upon the exercise of options.

Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.
During the nine months ended September 30, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million at an average price of $29.28 per share as part of the share repurchase plan. There were no such purchases during the three months ended September 30, 2016.

Note 3: Income per Common Unit of the Operating Partnership

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2016			September 30, 2015
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income - net of noncontrolling interest - consolidated joint ventures	$55,677			$93,637
Less: Preferred unit distributions	(118)			(118)
Income available to common unitholders - basic	$55,559	149,751	$0.37	$93,519	152,121	$0.61
Dilutive units for long-term compensation plans	—	892		—	594
Income available to common unitholders - diluted	$55,559	150,643	$0.37	$93,519	152,715	$0.61

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income - net of noncontrolling interest - consolidated joint ventures	$165,684			$161,914
Less: Preferred unit distributions	(354)			(354)
Income available to common unitholders - basic	165,330	149,659	$1.10	161,560	152,134	$1.06
Dilutive units for long-term compensation plans	—	667		—	626
Income available to common unitholders - diluted	$165,330	150,326	$1.10	$161,560	152,760	$1.06

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2016 was 160,000 and 762,000, respectively, as compared to 2,260,000 and 1,528,000, respectively, for the same periods in 2015.
During the three and nine months ended September 30, 2016, 241,000 and 353,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2015, 65,000 common units were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.

During the nine months ended September 30, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million at an average price of $29.28 per share as part of the share repurchase plan. In connection with these repurchases, an equal number of common units were repurchased by the Operating Partnership from the Trust. There were no such purchases during the three months ended September 30, 2016.
Note 4: Accumulated Other Comprehensive Loss

The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the nine months ended September 30,
	2016	2015
Foreign Currency Translation:
Beginning balance	$(17,256)	$(5,823)
Translation adjustment	(23,003)	(6,229)
Ending balance	(40,259)	(12,052)

Derivative Instruments:
Beginning balance	(865)	(377)
Unrealized loss	(1,955)	(2,592)
Reclassification adjustment (1)	823	1,053
Ending balance	(1,997)	(1,916)
Total accumulated other comprehensive loss	(42,256)	(13,968)
Less: portion included in noncontrolling interest – operating partnership	797	131
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(41,459)	$(13,837)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate

On October 3, 2016, the Company completed the sale of 108 properties totaling approximately 7.6 million square feet and 26.7 acres of land for $969 million. This sale did not represent a strategic shift for the Company. However, the sale does represent an individually significant disposition. The operating results for these properties and land are included in continued operations for all periods presented. Net income and net income available to common shareholders for these properties for the three and nine months ended 2016 and 2015, respectively, are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income	$20,524	$14,595	$48,182	$45,126
Net income available to common shareholders	$20,041	$14,252	$47,050	$44,079

As of September 30, 2016 these assets and liabilities were considered held for sale. These assets and liabilities consist of the following:

Assets held for sale
Land and land improvements	$202,641
Building and improvements	834,286
Less accumulated depreciation	(319,495)
Operating real estate	717,432

Land held for development	15,524
Accounts receivable, net	1,358
Deferred rent receivable, net	22,140
Deferred financing and leasing costs, net	23,493
Prepaid expenses and other assets	3,595
Total assets held for sale	$783,542

Liabilities held for sale
Accounts payable	$8,650
Other liabilities	16,766
Total liabilities held for sale	$25,416
As of September 30, 2016, the Company also classified a parcel of land held for development with a carrying value of $2.7 million as assets held for sale.
The Company's properties classified as held for sale by reportable segment as of September 30, 2016 are as follows:

	Properties Held for Sale	Acres of Land	Square Feet (000s)
Minnesota	19	—	1,489
Florida	45	13.2	2,935
Southeastern PA	30	—	2,076
Other	14	18.1	1,079
Total	108	31.3	7,579

During the nine months ended September 30, 2016, the Company acquired one operating property for a purchase price of $8.0 million. This property, comprising 73,000 square feet of leaseable space, is located in the Company's Chicago/Milwaukee reportable segment.

The Company's sales by reportable segment for the three and nine months ended September 30, 2016 are as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Properties Sold	Square Feet (000s)	Gross Proceeds (000s)	Properties Sold	Square Feet (000s)	Gross Proceeds (000s)
Minnesota	—	—	$—	1	92	$9,200
Florida	—	—	—	6	574	111,828	(1)
Other	1	80	4,391	3	461	26,491
Total	1	80	$4,391	10	1,127	$147,519

(1)	Includes gross proceeds from the sale of 3.5 acres of land.

Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. During the nine months ended September 30, 2016, the Company realigned its reportable segments as follows:

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

The operating information by reportable segment is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Operating revenue
Carolinas/Richmond	$17,292	$15,723	$49,226	$56,271
Chicago/Milwaukee	11,384	8,872	31,896	27,596
Florida	28,115	32,072	85,230	94,430
Houston	14,870	12,981	43,840	38,455
Lehigh/Central PA	34,157	33,746	102,182	100,144
Minnesota	12,033	11,751	34,952	36,699
Philadelphia	10,513	10,552	31,253	30,422
Southeastern PA	24,563	36,718	74,789	114,430
United Kingdom	3,275	3,776	10,352	11,466
Other	34,831	32,801	104,274	99,636
Segment-level operating revenue	191,033	198,992	567,994	609,549

Reconciliation to total operating revenues
Other	(176)	(20)	(341)	(157)
Total operating revenue	$190,857	$198,972	$567,653	$609,392

Net operating income
Carolinas/Richmond	$12,198	$10,809	$34,257	$37,017
Chicago/Milwaukee	7,103	5,792	20,917	18,660
Florida	18,340	19,301	53,129	57,861
Houston	7,989	7,829	24,858	22,739
Lehigh/Central PA	24,982	24,289	73,939	70,907
Minnesota	5,416	4,461	14,844	15,595
Philadelphia	7,725	7,898	23,064	22,230
Southeastern PA	16,244	20,887	44,544	63,301
United Kingdom	2,031	2,619	6,871	7,917
Other	22,643	21,750	68,422	66,138
Segment-level net operating income	124,671	125,635	364,845	382,365

Reconciliation to net income
Interest expense	(29,528)	(33,559)	(91,071)	(103,295)
Loss on debt extinguishment	(3,494)	—	(3,494)	—
Depreciation/amortization expense (1)	(34,896)	(40,870)	(113,855)	(126,162)
Impairment - real estate assets	—	—	—	(16,775)
Gain on property dispositions	1,318	53,467	25,671	56,987
Equity in earnings (loss) of unconsolidated joint ventures	9,043	(847)	19,540	805
General and administrative expense (1)	(10,595)	(9,456)	(34,209)	(33,043)
Income taxes (1)	17	(526)	(1,203)	(2,283)
Other	(802)	(149)	(370)	3,486
Net income	$55,734	$93,695	$165,854	$162,085

(1)	Excludes costs which are included in determining segment-level net operating income.

The Company's total assets by reportable segment as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Carolinas/Richmond	$493,798	$467,098
Chicago/Milwaukee	433,679	429,390
Florida	796,806	874,352
Houston	530,388	522,285
Lehigh/Central PA	1,293,980	1,157,468
Minnesota	346,797	346,840
Philadelphia	517,956	444,889
Southeastern PA	449,288	448,523
United Kingdom	186,975	215,850
Other	1,601,797	1,586,481
Segment-level total assets	6,651,464	6,493,176
Corporate Other	71,458	64,453
Total assets	$6,722,922	$6,557,629

Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets

Asset Impairment

The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. There were no impairments recognized during the three and nine months ended September 30, 2016. During the three months ended September 30, 2015, the Company did not recognize any impairments. During the nine months ended September 30, 2015, the Company recognized $16.8 million in impairments, $13.4 million of which related to the Company's Carolinas/Richmond reportable segment, $2.3 million of which related to the Company's Southeastern Pennsylvania reportable segment and $1.0 million of which related to the Company's DC Metro reportable segment. The properties included in the Carolinas/Richmond reportable segment were subsequently sold. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820. These measurements have occurred throughout the respective periods as circumstances arise, and the resulting estimates of fair value are not necessarily reflective of measurements at the period’s end. The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at September 30, 2016. In addition, the Company applied reasonable estimates and judgments in determining the level of impairments recognized. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of September 30, 2016 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at September 30, 2016 was $142.4 million.

Note 9: Limited Partners' Equity and Noncontrolling Interest of the Operating Partnership
Limited partners' equity in the accompanying financial statements represents the interests of the common and preferred units in the Operating Partnership not held by the Trust. The Operating Partnership's noncontrolling interest includes third-party ownership interests in consolidated joint venture investments.
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of September 30, 2016 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units at September 30, 2016 based on the closing price of the common shares of the Trust at September 30, 2016 was $142.4 million.
Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of September 30, 2016, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Note 11: Indebtedness

In September 2016, the Company issued $400 million of 3.25% senior unsecured notes due 2026. The Company used a substantial portion of the net proceeds from these notes to prepay its 5.5% Senior Notes due December 2016 in the amount of $300 million. This prepayment resulted in a $3.8 million loss on debt extinguishment.

Note 12: Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2016 and December 31, 2015. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company determines the fair value of its interest rate swaps by using the standard methodology of netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate swaps are based on expectations of future LIBOR interest rates (forward curves) estimated by observing market LIBOR interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented. See Note 14 - Derivative Instruments.

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of September 30, 2016 and December 31, 2015. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2015 and September 30, 2016 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2015	$307,908	$306,334	$2,580,108	$2,616,395
As of September 30, 2016	$281,384	$298,146	$2,675,644	$2,857,240
Note 13: Unconsolidated Joint Ventures
Liberty Washington, LP
During the three months ended September 30, 2016, Liberty Washington LP (a joint venture in which the Company holds a 25% interest) sold nine properties located in Northern Virginia containing 593,000 square feet and 6.0 acres of land for $106.7 million. During the nine months ended September 30, 2016, the joint venture sold 12 properties located in Northern Virginia containing 1.2 million square feet and 6.0 acres of land for $187.2 million.
During the nine months ended September 30, 2016, due to adverse conditions in the Northern Virginia office market, six properties containing 698,000 square feet were transferred to mortgage lenders in satisfaction of an aggregate of $112.5 million in nonrecourse mortgage loans that were secured by the properties. The book values of these properties had been written down to fair value in prior periods.
Because these loans were nonrecourse, the Company believes that the transfers described above will not have an ongoing effect on its operating results or financial condition.
The Company's share of gain from property dispositions and extinguishment of debt is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. During the nine months ended September 30, 2016, the Company's share of gain from extinguishment of debt was $4.2 million. There was no such gain during the three months ended September 30, 2016. The Company's share of gain on property dispositions for the three and nine months ended September 30, 2016 was $4.0 million and $6.0 million, respectively.
Liberty Illinois, LP
During the three months ended September 30, 2016, Liberty Illinois, LP (a joint venture in which the Company holds a 25% interest) sold four properties containing 636,000 square feet for $32.5 million. The Company's share of gain on property dispositions was $1.0 million. There were no other sales by this joint venture during the nine months ended September 30, 2016.
Cambridge Medipark Ltd
During the three and nine months ended September 30, 2016 and 2015, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $3.3 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, and $89,000 and $4.8 million, respectively, for the same periods in 2015.

Note 14: Derivative Instruments
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $99.5 million and $101.4 million at September 30, 2016 and December 31, 2015, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Amount of gain (loss) related to the effective portion recognized in other comprehensive loss	$415	$(1,570)	$(1,928)	$(2,592)
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(264)	$(51)	$(823)	$(113)
Amount of gain (loss) related to the ineffective portion recognized in interest expense	$7	$(350)	$(71)	$(1,053)

The fair value of the Swaps in the amounts of $6.9 million and $7.1 million as of September 30, 2016 and December 31, 2015, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $7.0 million as of September 30, 2016.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of September 30, 2016, were as follows (in thousands):

Year	Amount
2016 (remaining)	$294
2017	1,429
2018	1,685
2019	1,685
2020	1,685
2021 and thereafter	36,253
Total	$43,031

Operating ground lease expense for the three and nine months ended September 30, 2016 was $241,000 and $734,000, respectively, as compared to $224,000 and $536,000, respectively, for the same periods in 2015.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of September 30, 2016 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of September 30, 2016, the Company had letter of credit obligations of $7.5 million.
As of September 30, 2016, the Company had 25 buildings under development. These buildings are expected to contain, when completed, a total of 6.6 million square feet of leasable space and represent an anticipated aggregate investment of $606.2 million. At September 30, 2016, development in progress totaled $427.7 million. In addition, as of September 30, 2016, the Company had invested $11.3 million in deferred leasing costs related to these development buildings. Also, as of September 30, 2016, the Company had signed an agreement, subject to the satisfaction of certain conditions, to develop an office building with a cost of approximately $96 million on land to be owned by the future occupant of the building and with funds to be advanced by the future occupant, and to guarantee the timely lien-free completion of construction of the building and the payment, subject to certain exceptions, of any cost overruns in the development of the building, all in consideration for a development fee payable to the Company.
As of September 30, 2016, the Company was committed to $38.4 million in improvements on certain buildings and land parcels.
As of September 30, 2016, the Company was committed to $29.4 million in future land purchases.
As of September 30, 2016, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $30.8 million.

As of September 30, 2016, the Company was committed to fund up to $4.0 million for tenant improvements and leasing commissions under a loan to the buyer of certain of the Company's properties.

Unconsolidated joint ventures in which the Company holds an interest have engaged the Company as the developer of its development properties pursuant to development agreements. The Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the properties and to guarantee the timely lien-free completion of construction of the properties and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the properties. The Company is currently developing three buildings for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $958.0 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 16: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Write-off of fully depreciated/amortized property and deferred costs	$26,349	$44,216
Write-off of depreciated/amortized property and deferred costs due to sale/demolition	$34,513	$95,277
Write-off of costs related to early debt extinguishment	$109	$—
Redemption of noncontrolling interests - common units	$132	$224
Unrealized loss on cash flow hedge	$(1,132)	$(1,539)
Changes in accrued development capital expenditures	$(7,522)	$5,023
Capitalized equity-based compensation in development in progress	$980	$—

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
Note 17: Subsequent Events

On October 3, 2016, the Company completed the sale of 108 properties totaling approximately 7.6 million square feet and 26.7 acres of land for $969 million. See Note 5: Real Estate for further details on this sale.
The Company gave notice on October 5, 2016 of its intention to redeem on November 4, 2016 its 6.625% senior notes due October 2017 in the amount of $296.5 million and its 7.5% medium term notes due January 2018 in the amount of $100.0 million. The Company currently expects to incur debt extinguishment losses of approximately $23.3 million in the fourth quarter of 2016 as a result of these prepayments.
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
As of September 30, 2016, the Company owned and operated 488 industrial and 125 office properties (the “Wholly Owned Properties in Operation”) totaling 91.0 million square feet. In addition, as of September 30, 2016, the Company owned 25 properties under development, which when completed are expected to comprise 6.6 million square feet (the “Wholly Owned Properties under Development”) and 1,700 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2016, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 14 office properties totaling 12.7 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), three properties under development, which when completed are expected to comprise 1.7 million square feet and a 222-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned

Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 385 acres of developable land, substantially all of which is zoned for commercial use.
On October 3, 2016, the Company completed the sale of 108 properties totaling approximately 7.6 million square feet and 26.7 acres of land for $969 million.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company expects its strategy with respect to product and market selection to continue to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. The Company also believes that long-term trends indicate potential erosion in the value of certain suburban office properties in certain markets. Accordingly, the Company has increased its investment in industrial and metro-office properties and markets with strong demographic and economic fundamentals, and has decreased its investment in suburban office properties. Furthermore, the Company has accelerated this strategy during 2016, and to this end has executed the portfolio sale discussed above. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties. The Company also anticipates that this strategy will result in a gradual improvement in the average quality and geographic location of the Company’s properties. The Company believes that the benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that results from the disposition of the suburban office assets.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three and nine months ended September 30, 2016, respectively, straight line rents on renewal and replacement leases were on average 7.3% and 7.8% higher than rents on expiring leases. During the three and nine months ended September 30, 2016, the Company leased 9.1 million and 19.9 million square feet, respectively, and, as of that date, attained occupancy of 95.3% for the Wholly Owned Properties in Operation and 97.2% for the JV Properties in Operation for a combined occupancy of 95.5% for the Properties in Operation. At December 31, 2015, occupancy for the Wholly Owned Properties in Operation was 93.9% and for the JV Properties in Operation was 92.8% for a combined occupancy for the Properties in Operation of 93.7%.
Based on the Company’s 2016 operating results to date and its current outlook for the remainder of the year, the Company anticipates that property level operating income for the Same Store (defined below) group of properties will increase for the full year of 2016, compared to 2015, driven primarily by new and renewal leases being completed at higher market rental rates than those of expiring leases. In addition, the Company expects to increase occupancy levels from those in 2015. This growth is largely driven by the rental rate growth and occupancy increases for the Company’s industrial properties.
The Company also anticipates that the effect of the United Kingdom’s exit from the European Union and the resulting change in the foreign exchange rate will not have a material effect on its net income or consolidated balance sheet during 2016.
The Company has disposed of a significant number of Operating Properties during 2016, including the portfolio sale noted above. The net proceeds of this sale are being used to repay outstanding borrowings under the Company’s Credit Facility (defined below) as well as other outstanding indebtedness. The Company incurred a $3.8 million charge relating to the early extinguishment of debt during the three months ended September 30, 2016. The Company has given notice of its intent to to redeem on November 4, 2016 its 6.625% senior notes due October 2017 in the amount of $296.5 million and its 7.5% medium term notes due January 2018 in the amount of $100.0 million. With respect thereto, the Company expects to incur approximately $23.3 million in additional charges relating to the early extinguishment of debt in the fourth quarter of 2016.
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

Wholly Owned Capital Activity
Acquisitions
During the nine months ended September 30, 2016, the Company acquired one operating property for a purchase price of $8.0 million. This property, which contains 73,000 square feet of leaseable space, was 52.8% occupied as of September 30, 2016.
During the three months ended September 30, 2016, the Company acquired two parcels of land containing 100.7 acres of land for a purchase price of $10.2 million. During the nine months ended September 30, 2016, the Company acquired four parcels of land containing 117.1 acres of land for an aggregate purchase price of $17.6 million.
Dispositions
During the three months ended September 30, 2016, the Company realized proceeds of $4.4 million from the sale of one property totaling 80,000 square feet.
During the nine months ended September 30, 2016, the Company realized proceeds of $147.5 million from the sale of ten properties totaling 1.1 million square feet and 3.5 acres of land.
Development
During the three months ended September 30, 2016, the Company brought into service two Wholly Owned Properties under Development representing 801,000 square feet and a Total Investment of $71.4 million. During the three months ended September 30, 2016, the Company initiated two Wholly Owned Properties under Development with a projected Total Investment of $39.6 million.
During the nine months ended September 30, 2016, the Company brought into service 11 Wholly Owned Properties under Development representing 2.3 million square feet and a Total Investment of $244.5 million. During the nine months ended September 30, 2016, the Company initiated nine Wholly Owned Properties under Development with a projected Total Investment of $176.9 million.
As of September 30, 2016, the Company had 25 Wholly Owned Properties under Development with a projected Total Investment of $606.2 million. These Wholly Owned Properties under Development were 59.9% pre-leased as of September 30, 2016.
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
Acquisitions/Dispositions
During the three months ended September 30, 2016, unconsolidated joint ventures in which the Company holds a 25% interest sold 13 operating properties containing 1.2 million square feet and 6.0 acres of land for $139.2 million.
During the nine months ended September 30, 2016, unconsolidated joint ventures in which the Company holds an interest sold 17 properties containing 1.9 million square feet and 6.8 acres of land for an aggregate of $233.4 million.
In addition, due to adverse conditions in the Northern Virginia office market, the fair value of six properties owned by Liberty Washington, LP (an unconsolidated joint venture in which the Company holds a 25% interest) containing 698,000 square feet was determined to be less than the debt encumbering the properties. As a result, during the nine months ended September 30, 2016, the joint venture cooperated with the mortgage lenders in the transfer of the six properties to the lender in satisfaction of an aggregate of $112.5 million in nonrecourse mortgage debt. The book values of these properties had been written down to fair value in a prior period.
None of the unconsolidated joint ventures in which the Company holds an interest acquired any operating properties or land parcels during the three and nine months ended September 30, 2016. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.

Development
During the three months ended September 30, 2016 an unconsolidated joint venture in which the Company holds a 25% interest brought into service one property totaling 614,000 square feet with a Total Investment of $44.0 million. During the nine months ended September 30, 2016 unconsolidated joint ventures in which the Company holds an interest brought into service three properties totaling 1.2 million square feet with a Total Investment of $79.3 million. During the three and nine months ended September 30, 2016, none of the unconsolidated joint ventures in which the Company holds an interest initiated any JV Properties under Development.
As of September 30, 2016, unconsolidated joint ventures in which the Company holds an interest had three JV Properties under Development which are expected to comprise, upon completion, 1.7 million square feet and a 222-room Four Seasons Hotel and are expected to represent a Total Investment by the joint ventures of $958.0 million. These JV Properties under Development were 83.0% pre-leased as of September 30, 2016.
Included in these totals are unconsolidated joint ventures in which the Company holds a 20% interest that are developing the Comcast Innovation & Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and the aforementioned hotel and is expected to represent a Total Investment by the joint ventures of $934 million.
Properties in Operation
The composition of the Company’s Properties in Operation as of September 30, 2016 and 2015 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.68	$4.55	$6.15	$6.04	72,521	71,086	97.0%	94.8%
Industrial-Flex	$9.03	$8.79	$12.80	$12.56	8,066	8,450	93.6%	92.8%
Office	$16.84	$16.51	$26.04	$25.70	10,392	12,540	84.7%	84.0%
	$6.29	$6.41	$8.75	$9.05	90,979	92,076	95.3%	93.2%
JV Properties in Operation: (3)
Industrial-Distribution	$4.39	$4.14	$6.02	$5.82	10,481	9,877	97.4%	97.1%
Industrial-Flex	$19.42	$26.49	$20.94	$25.20	108	108	93.5%	95.7%
Office	$33.30	$27.05	$45.08	$38.98	2,087	4,114	96.3%	85.3%
	$9.23	$10.41	$12.51	$14.79	12,676	14,099	97.2%	93.6%
Properties in Operation:
Industrial-Distribution	$4.64	$4.50	$6.14	$6.01	83,002	80,963	97.0%	95.1%
Industrial-Flex	$9.17	$9.02	$12.91	$12.73	8,174	8,558	93.6%	92.8%
Office	$19.90	$19.14	$29.58	$29.02	12,479	16,654	86.6%	84.4%
	$6.66	$6.94	$9.22	$9.81	103,655	106,175	95.5%	93.2%

(1) Net rent represents the contractual rent per square foot at September 30, 2016 or 2015 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at September 30, 2016 or 2015 its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at September 30, 2016 or 2015 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 61 and 82 properties as of September 30, 2016 and 2015, respectively.

The table below details the vacancy activity during the nine months ended September 30, 2016:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2016	5,472,746	1,013,039	6,485,785
Acquisition vacant space	34,537	—	34,537
Completed development vacant space	667,531	228,447	895,978
Disposition vacant space	(196,145)	(775,345)	(971,490)
Expirations	14,152,856	981,529	15,134,385
Property structural changes/other	(1,969)	(310)	(2,279)
Leasing activity	(15,818,794)	(1,095,807)	(16,914,601)
Vacancy at September 30, 2016	4,310,762	351,553	4,662,315

Lease transaction costs per square foot (1)	$3.33	$2.65	$3.28
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the nine months ended September 30, 2016, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2016 with the results of operations of the Company for the three and nine months ended September 30, 2015. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2016 and 2015, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2016 to Three and Nine Months Ended September 30, 2015
Rental Revenue
Rental revenue was $140.7 million for the three months ended September 30, 2016 compared to $145.0 million for the same period in 2015. This decrease of $4.3 million was primarily due to the net result of decreased rental revenue related to property dispositions since January 1, 2015 offset by increased rental revenue related to acquisitions and completed development for the same period. This decrease was also partially offset by an increase in Same Store (defined below) property rental revenue of $2.1 million.

Rental revenue was $418.9 million for the nine months ended September 30, 2016 compared to $441.0 million for the same period in 2015. This decrease of $22.1 million was primarily due to the net result of decreased rental revenue related to property dispositions since January 1, 2015 offset by increased rental revenue related to acquisitions and completed development for the same period. This decrease was also partially offset by an increase in Same Store (defined below) property rental revenue of $6.3 million.
Operating Expense Reimbursement
Operating expense reimbursement was $50.2 million for the three months ended September 30, 2016 compared to $54.0 million for the same period in 2015. This decrease of $3.8 million was primarily due to lower reimbursements associated with an aggregate decrease of $4.9 million in rental property expense and real estate taxes (as detailed below).
Operating expense reimbursement was $148.8 million for the nine months ended September 30, 2016 compared to $168.4 million for the same period in 2015. This decrease of $19.6 million was primarily due to lower reimbursements associated with an aggregate decrease of $21.3 million in rental property expense and real estate taxes (as detailed below).
Rental Property Expense
Rental property expense was $26.5 million for the three months ended September 30, 2016 compared to $31.5 million for the same period in 2015. This decrease of $5.0 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. In addition, the decrease was due to a reduction in net bad debt expense. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Rental property expense was $79.8 million for the nine months ended September 30, 2016 compared to $99.0 million for the same period in 2015. This decrease of $19.2 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. In addition, the decrease was due to a reduction in net bad debt expense and weather-related expenses.
Real Estate Taxes
Real estate taxes were $26.0 million for the three months ended September 30, 2016 and 2015.
Real estate taxes were $76.5 million for the nine months ended September 30, 2016 compared to $78.6 million for the same period in 2015. This decrease of $2.1 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2015 offset by increased real estate taxes related to acquisitions and completed development for the same period.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation in terms of net operating income by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes to net operating income in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Nine Months Ended		Percentage Increase (Decrease)
	September 30,				September 30,
	2016	2015			2016	2015
Carolinas/Richmond	$12,198	$10,809	12.9%	(1)	$34,257	$37,017	(7.5%)
Chicago/Milwaukee	7,103	5,792	22.6%	(2)	20,917	18,660	12.1%	(2)
Florida	18,340	19,301	(5.0%)		53,129	57,861	(8.2%)
Houston	7,989	7,829	2.0%		24,858	22,739	9.3%
Lehigh/Central PA	24,982	24,289	2.9%		73,939	70,907	4.3%
Minnesota	5,416	4,461	21.4%	(3)	14,844	15,595	(4.8%)
Philadelphia	7,725	7,898	(2.2%)		23,064	22,230	3.8%
Southeastern PA	16,244	20,887	(22.2%)	(4)	44,544	63,301	(29.6%)	(4)
United Kingdom	2,031	2,619	(22.5%)	(5)	6,871	7,917	(13.2%)	(5)
Other	22,643	21,750	4.1%		68,422	66,138	3.5%
Total reportable segment net operating income	$124,671	$125,635	(0.8%)		$364,845	$382,365	(4.6%)

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The increase was primarily due to increases in occupancy and average gross investment in operating real estate.

(3)	The increase was primarily due to an increase in occupancy and a reduction of certain expenses.

(4)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(5)	The decrease was primarily due to a decrease in the foreign exchange rate.
Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average occupancy %	96.1%	94.1%	95.5%	93.9%
Average rental rate - cash basis (1)	$6.27	$6.29	$6.27	$6.26
Average rental rate - straight line rent and operating expense reimbursement (2)	$8.69	$8.71	$8.67	$8.68

(1)
Represents the average contractual rent per square foot for the three and nine months ended September 30, 2016 or 2015 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent including operating expense recoveries per square foot for the three and nine months ended September 30, 2016 or 2015 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 580 properties totaling approximately 84.4 million square feet owned on January 1, 2015. Properties that were acquired, or on which development was completed, during the year ended December 31, 2015 and the nine months ended September 30, 2016 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The ten properties sold during the nine months ended September 30, 2016 and the 81 properties sold during 2015 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2016 and 2015. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Same Store:
Rental revenue	$130,598	$128,501	$390,316	$384,020
Operating expenses:
Rental property expense	24,903	26,284	75,190	79,792
Real estate taxes	23,935	22,479	69,655	67,766
Operating expense recovery	(47,774)	(46,470)	(141,240)	(141,361)
Unrecovered operating expenses	1,064	2,293	3,605	6,197
Property level operating income	129,534	126,208	386,711	377,823
Less straight line rent	2,414	2,689	7,396	9,530
Cash basis property level operating income	$127,120	$123,519	$379,315	$368,293
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$127,120	$123,519	$379,315	$368,293
Straight line rent	2,414	2,689	7,396	9,530
Property level operating income	129,534	126,208	386,711	377,823
Non-same store property level operating income	8,223	13,544	22,217	47,263
Termination fees	636	1,813	2,483	6,754
General and administrative expense	(16,151)	(15,573)	(52,770)	(51,428)
Depreciation and amortization expense	(46,920)	(55,718)	(154,543)	(171,347)
Impairment - real estate assets	—	—	—	(16,775)
Other income (expense)	(29,869)	(28,600)	(81,822)	(85,384)
Gain on property dispositions	1,318	53,467	25,671	56,987
Income taxes	(80)	(599)	(1,633)	(2,613)
Equity in earnings (loss) of unconsolidated joint ventures	9,043	(847)	19,540	805
Net income	$55,734	$93,695	$165,854	$162,085
Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue.
General and Administrative
General and administrative expenses increased to $16.2 million for the three months ended September 30, 2016 compared to $15.6 million for the three months ended September 30, 2015 and increased to $52.8 million for the nine months ended September 30, 2016 compared to $51.4 million for the nine months ended September 30, 2015. The increases were primarily due to increases in severance costs. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $46.9 million for the three months ended September 30, 2016 from $55.7 million for the three months ended September 30, 2015 and decreased to $154.5 million for the nine months ended September 30, 2016 from $171.3 million for the nine months ended September 30, 2015. These decreases were primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2015 offset by increased depreciation and amortization related to acquisitions and completed development for the same period. The decreases were also due to a reduction in amortization of in-place lease intangibles.

Impairment - Real Estate Assets
There was no impairment - real estate assets for the three or nine months ended September 30, 2016 or the three months ended September 30, 2015. During the nine months ended September 30, 2015 the Company recognized $16.8 million in impairment - real estate assets including $13.4 million in impairment expense related to the Company's Carolinas/Richmond reportable segment, $2.3 million in impairment expense related to the Company's Southeastern Pennsylvania reportable segment and $1.0 million in impairment expense related to the Company's DC Metro reportable segment. The properties included in the Carolinas/Richmond reportable segment were subsequently sold.
Interest and Other Income
Interest and other income decreased to $3.2 million for the three months ended September 30, 2016 from $5.0 million for the three months ended September 30, 2015 and decreased to $12.7 million for the nine months ended September 30, 2016 from $17.9 million for the nine months ended September 30, 2015. These decreases were primarily related to decreases in gains associated with land development in the United Kingdom.
Loss on Debt Extinguishment
Loss on debt extinguishment was $3.5 million for the three and nine months ended September 30, 2016. The loss on debt extinguishment was primarily due to a make-whole premium related to the Company's prepayment of its 5.5% Senior Notes due December 2016 in the amount of $300 million. There were no losses on debt extinguishment during the three or nine months ended September 30, 2015.
Interest Expense
Interest expense decreased to $29.5 million for the three months ended September 30, 2016 from $33.6 million for the three months ended September 30, 2015 and decreased to $91.1 million for the nine months ended September 30, 2016 from $103.3 million for the nine months ended September 30, 2015.
The decrease for the three month periods was primarily due to a decrease in the weighted average interest rate to 4.2% for the three months ended September 30, 2016 compared to 4.6% for the three months ended September 30, 2015 as well as an increase in capitalized interest, which was $7.1 million for the three months ended September 30, 2016 compared to $4.6 million for the same period in 2015. Average debt outstanding decreased to $3,190.1 million for the three months ended September 30, 2016 compared to $3,192.2 million for the three months ended September 30, 2015.
The decrease for the nine month periods was primarily due to a decrease in the weighted average interest rate to 4.3% for the nine months ended September 30, 2016 compared to 4.7% for the nine months ended September 30, 2015 as well as an increase in capitalized interest, which was $18.4 million for the nine months ended September 30, 2016 compared to $12.0 million for the same period in 2015. The decrease was partially offset by an increase in the average debt outstanding to $3,193.2 million for the nine months ended September 30, 2016 compared to $3,142.2 million for the nine months ended September 30, 2015.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures
Equity in earnings (loss) of unconsolidated joint ventures increased to income of $9.0 million for the three months ended September 30, 2016 compared to a loss of $0.8 million for the three months ended September 30, 2015 and increased to income of $19.5 million for the nine months ended September 30, 2016 compared to $0.8 million for the nine months ended September 30, 2015. These increases were primarily due to an increase in gain on sale of operating properties and gain on debt forgiveness by unconsolidated joint ventures in which the Company holds an interest. The Company's share of gain on sale related to unconsolidated joint ventures was $5.0 million and $7.0 million, respectively, for the three and nine months ended September 30, 2016 compared to losses of $3.9 million and $11.3 million, respectively, for the three and nine months ended September 30, 2015. The Company's share of debt forgiveness gains was $4.2 million for the nine months ended September 30, 2016. There were no such gains in 2015. These results were also impacted by gains on the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of these gains was $3.3 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, and $89,000 and $4.8 million, respectively, for the same periods in 2015.
Other
Gain on property dispositions decreased to $1.3 million for the three months ended September 30, 2016 compared to $53.5 million for the three months ended September 30, 2015 and decreased to $25.7 million for the nine months ended September 30, 2016 compared to $57.0 million for the nine months ended September 30, 2015.
As a result of the foregoing, the Company’s net income decreased to $55.7 million for the three months ended September 30, 2016 from $93.7 million for the three months ended September 30, 2015 and increased to $165.9 million for the nine months ended September 30, 2016 from $162.1 million for the nine months ended September 30, 2015.
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
Activity
As of September 30, 2016, the Company had cash and cash equivalents of $48.0 million, including $5.7 million in restricted cash.
Net cash provided by operating activities decreased to $286.8 million for the nine months ended September 30, 2016 from $299.7 million for the nine months ended September 30, 2015. This $12.9 million decrease was primarily due to a reduction in cash provided by operating activities associated with the properties sold during 2015 and 2016 offset by the operating activities of the acquisition and completed development properties. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $259.0 million for the nine months ended September 30, 2016 compared to $188.6 million for the nine months ended September 30, 2015. This $70.4 million increase primarily resulted from the increased level of investment in development in progress. The change in investing activities related to acquisitions was offset by the change in investing activities related to dispositions.
Net cash used in financing activities was $17.9 million for the nine months ended September 30, 2016 compared to $130.2 million for the nine months ended September 30, 2015. This $112.3 million decrease was primarily due to a reduction in mortgage loan repayments. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.

In September 2016, the Company issued $400 million of 3.25% senior unsecured notes due 2026. The Company used a portion of the net proceeds from these notes to prepay its 5.5% Senior Notes due December 2016 in the amount of $300 million. This prepayment resulted in a $3.8 million loss on debt extinguishment.

During the nine months ended September 30, 2016, the Company purchased an aggregate of 1.4 million common shares of the Company for $40.9 million as part of a share repurchase plan. There were no such purchases during the three months ended September 30, 2016.
The Company funds its development activities, including its obligations associated with its joint venture development activity, and acquisitions with long-term capital sources and proceeds from the disposition of properties. When appropriate the Company also funds such activities with available capacity under its $800 million credit facility (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company’s existing ratings, the interest rate for borrowings under the Credit Facility at September 30, 2016 was LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2016, the Company’s debt to gross assets ratio was 42% and for the nine months ended September 30, 2016, the fixed charge coverage ratio was 3.6x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income before property dispositions plus interest expense and depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of September 30, 2016, $274.2 million in mortgage loans and $2,696.5 million in unsecured notes were outstanding with a weighted average interest rate of 4.4%. The interest rates on $2,970.7 million of mortgage loans and unsecured notes are fixed (including $99.5 million fixed via a swap arrangement - see Note 14 to the Company's financial statements) and range from 3.0% to 7.5%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.2 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of September 30, 2016 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2016 (remaining)	$2,004	$—	$—	$—	$2,004	4.77%
2017	7,821	2,349	296,543	—	306,713	6.57%
2018	6,470	27,102	100,000	420,000	553,572	2.79%
2019	6,666	50,043	—	—	56,709	4.00%
2020	3,351	67,370	350,000	—	420,721	4.82%
2021	2,326	65,091	—	—	67,417	4.06%
2022	2,172	—	400,000	—	402,172	4.13%
2023	2,281	—	300,000	—	302,281	3.39%
2024	2,385	—	450,000	—	452,385	4.40%
2025 and thereafter	24,807	1,946	800,000	—	826,753	3.54%
Subtotal	$60,283	$213,901	$2,696,543	$420,000	$3,390,727	4.04%
Reconciling items (1)	7,200	—	(20,899)	—	(13,699)
Total for consolidated balance sheet	$67,483	$213,901	$2,675,644	$420,000	$3,377,028

(1)	Includes deferred financing costs, premium/discount and market adjustments.
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
In July 2016, the Company’s Board of Trustees declared a quarterly distribution to common shareholders and unitholders of $0.475 per share and unit for the third quarter of 2016. The Company currently expects to maintain the quarterly distribution payment rate to common shareholders and unitholders of $0.475 per share and unit for the remainder of 2016.  However, in light of the portfolio sale discussed below, and in light of the cumulative impact on the Company’s business resulting from the strategic sales of real estate assets since 2011, among other factors, the Company expects that the Board of Trustees may decrease its current quarterly distribution to common shareholders and unitholders starting with the first quarter’s distribution payment in April 2017.
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
As discussed above in the “Overview” section, the Company disposed of a significant number of Operating Properties in October of 2016 for an aggregate sales price of $969 million. The net proceeds of this sale are being used to repay outstanding borrowings on the Company’s Credit Facility as well as other outstanding indebtedness. The Company gave notice on October 5, 2016 of its intention to redeem on November 4, 2016 its 6.625% senior notes due October 2017 in the amount of $296.5 million and its 7.5% medium term notes due January 2018 in the amount of $100.0 million. With respect thereto, the Company expects to incur charges relating to the early extinguishment of debt of approximately $23.3 million during the fourth quarter of 2016.
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

NAREIT Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - basic:
Net income available to common shareholders	$54,253	$91,331	$161,434	$157,797
Basic - income available to common shareholders	54,253	91,331	161,434	157,797
Basic - income available to common shareholders per weighted average share	$0.37	$0.61	$1.10	$1.06
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,768	2,881	8,706	8,891
Depreciation and amortization	46,577	55,322	153,471	170,100
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	(4,994)	3,885	(6,987)	11,316
Gain on property dispositions / impairment - real estate assets	(1,318)	(53,467)	(25,671)	(40,212)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(1,035)	(202)	(3,052)	(3,478)
NAREIT Funds from operations available to common shareholders – basic	$97,251	$99,750	$287,901	$304,414
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.67	$0.67	$1.97	$2.05
Reconciliation of net income available to common shareholders to NAREIT FFO - diluted:
Net income available to common shareholders	$54,253	$91,331	$161,434	$157,797
Diluted - income available to common shareholders	54,253	91,331	161,434	157,797
Diluted - income available to common shareholders per weighted average share	$0.37	$0.61	$1.10	$1.06
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,768	2,881	8,706	8,891
Depreciation and amortization	46,577	55,322	153,471	170,100
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	(4,994)	3,885	(6,987)	11,316
Gain on property dispositions / impairment - real estate assets	(1,318)	(53,467)	(25,671)	(40,212)
Noncontrolling interest less preferred share distributions	1,306	2,188	3,896	3,763
NAREIT Funds from operations available to common shareholders - diluted	$99,592	$102,140	$294,849	$311,655
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.66	$0.67	$1.96	$2.04
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	146,215	148,582	146,121	148,594
Dilutive shares for long term compensation plans	892	594	667	626
Diluted shares for net income calculations	147,107	149,176	146,788	149,220
Weighted average common units	3,536	3,539	3,538	3,540
Diluted shares for NAREIT Funds from operations calculations	150,643	152,715	150,326	152,760

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2016.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

+ @	2.1
Agreement of Sale and Purchase, dated as of July 22, 2016. (Incorporated by reference to Exhibit 2.1 filed with the Registrants’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2016.)

2.2
Amendment to Agreement of Sale and Purchase, dated as of September 22, 2016. (Incorporated by reference to Exhibit 2.2 filed with the Registrants’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2016.)

4.1*
Sixth Supplemental Indenture, dated as of September 20, 2016, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 20, 2016, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 3.250% Senior Notes due 2026 of Liberty Property Limited Partnership.

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

________________________
*    Filed herewith
**    Furnished herewith
+     The Registrants will furnish supplementally a copy of any omitted schedule to the Securities and Exchange
Commission upon request.
@     Confidential treatment has been requested with respect to a portion of this exhibit pursuant to Rule 24b-2 under the
Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 3, 2016
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	November 3, 2016
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	November 3, 2016
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	November 3, 2016
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

+ @	2.1
Agreement of Sale and Purchase, dated as of July 22, 2016. (Incorporated by reference to Exhibit 2.1 filed with the Registrants’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2016.)

2.2
Amendment to Agreement of Sale and Purchase, dated as of September 22, 2016. (Incorporated by reference to Exhibit 2.2 filed with the Registrants’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2016.)

4.1
Sixth Supplemental Indenture, dated as of September 20, 2016, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 20, 2016, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 3.250% Senior Notes due 2026 of Liberty Property Limited Partnership.

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

______________________
+     The Registrants will furnish supplementally a copy of any omitted schedule to the Securities and Exchange
Commission upon request.
@     Confidential treatment has been requested with respect to a portion of this exhibit pursuant to Rule 24b-2 under the
Securities Exchange Act of 1934, as amended.