Form 10-K
period 2016-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2017-03-01
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $5.7 billion, based upon the closing price of $39.72 on the New York Stock Exchange composite tape on June 30, 2016. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an "affiliate" for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 24, 2017: 146,992,276
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2017 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2016 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2016. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

----------
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions and dispositions (including related pro forma financial information), future capital expenditures, financing sources and availability, litigation and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the continued repositioning of the Company's portfolio, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, risks related to properties developed by the Company on a fee basis, risks associated with tax abatement, tax credit programs, or other government incentives, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a real estate investment trust (“REIT”) and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation and the potential adverse impact of market interest rates on the market price for the Company's securities. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"), which was founded in 1972. As of December 31, 2016, the Company owned and operated 450 industrial and 55 office properties (the "Wholly Owned Properties in Operation") totaling 86.0 million square feet. In addition, as of December 31, 2016, the Company owned 25 properties under development, which when completed are expected to comprise 5.6 million square feet (the "Wholly Owned Properties under Development") and 1,643 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2016, the Company had an ownership interest, through unconsolidated joint ventures, in 49 industrial and 14 office properties totaling 13.1 million square feet (the "JV Properties in Operation" and, together with the Wholly Owned Properties in Operation, the "Properties in Operation"), two properties under development, which when completed are expected to comprise 1.6 million square feet and a 222-room Four Seasons Hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties"), and 360 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company's office Properties consist of metro-office buildings and multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. The Company’s strategy with respect to product and market selection generally favors industrial properties nationally and metro-office properties in markets with strong demographic and employment trends as well as certain urban characteristics such as population density and transportation access. Additionally, from time to time, the Company develops properties on a fee basis for unrelated third parties or joint ventures in which the Company holds an interest. In these cases the Company typically agrees to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment of certain cost overruns incurred in the development of the project.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2016. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the "Common Shares"). As of December 31, 2016, the Common Units held by the limited partners were exchangeable for 3.5 million Common Shares. The ownership of the holders of Common Units is reflected on the Trust's financial statements as “noncontrolling interest- operating partnership” as a component of total equity. The ownership of the holders of Common Units not owned by the Trust is reflected on the Operating Partnership's financial statements as “limited partners' equity” as a component of total owners' equity.
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

Management and Employees
As of February 28, 2017, the Company's 301 employees operated under the direction of 16 senior executives, who have been affiliated with the Company and the Predecessor for an average of 19 years. The Company and the Predecessor have developed and managed commercial real estate for the past 44 years. The Company maintains an in-house leasing and property management staff which the Company believes enables it to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. In certain circumstances the Company also engages and directs the activities of third party property managers and leasing agents.
Segments and Markets
At December 31, 2016, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:
•Carolinas/Richmond;
•Chicago/Milwaukee;
•Florida;
•Houston;
•Lehigh/Central PA;
•Minnesota;
•Philadelphia;
•Southeastern PA; and
•United Kingdom.
Certain other segments are aggregated into an "Other" category which includes the reportable segments: Arizona; Atlanta; Cincinnati/Columbus/Indianapolis; Dallas; DC Metro; New Jersey; Southern California; and other.
Business Objective and Strategies for Growth
The Company's business objective is to maximize long-term profitability for its shareholders by operating as a leader in commercial real estate through the ownership, management, development and acquisition of superior industrial and office properties. The Company intends to achieve this objective by owning and operating industrial properties nationally and owning and operating office properties in a focused group of office markets. The Company believes that pursuing this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, access to capital and the ability to attract and retain personnel. The Company also strives to provide an exceptional and positive tenant experience. The Company is committed to developing and owning high-performing sustainable buildings and operating an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a high quality provider of two products: industrial (distribution and flex) and office. The Company's strategy with respect to product and market selection generally favors industrial and metro-office properties and markets with strong demographic and economic fundamentals. However, consistent with the Company's strategy and market opportunities, the Company may pursue industrial and office products other than those noted above. In addition, the Company also develops properties on a fee basis for unrelated third parties or unconsolidated joint ventures in which the Company has an interest.
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
Cost Controls
The Company seeks to identify best practices to apply throughout the Company in order to enhance cost savings and other efficiencies. The Company also employs an annual capital improvement and preventative maintenance program designed to reduce operating costs and maintain the long-term value of the Properties in Operation.
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
The Company has utilized the U.S. Green Building Council's LEED rating system and the U.S. Department of Energy's ENERGY STAR system to drive energy efficiency and sustainable construction across its buildings and operations. As of December 31, 2016, either directly or through equity interests in unconsolidated joint ventures, the Company owns or has under construction 89 LEED buildings and has one building in the United Kingdom constructed under the international BREEAM standards. The Company has 45 ENERGY STAR-certified buildings and pursues energy and water efficient performance in the Properties in Operation.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.
Wholly Owned Properties
Development
The Company's development investment strategy focuses primarily on the development of high-quality industrial and office properties within its existing markets. When the Company's marketing efforts identify opportunities, the Company will consider pursuing such opportunities outside of the Company's established markets. The Company and its Predecessor have developed over 82 million square feet of commercial real estate during the past 44 years. The Company's development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2016, the Company brought into service seven build-to-suit projects and 11 inventory projects totaling 5.7 million square feet and representing an aggregate Total Investment of $518.3 million. As of December 31, 2016, these completed development properties were 93.4% leased.
As of December 31, 2016, the Company had 25 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 5.6 million square feet and are expected to represent a Total Investment of $537.1 million. These Wholly Owned Properties under Development were 22.9% pre-leased as of December 31, 2016. The scheduled deliveries of the 5.6 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	SQUARE FEET				PERCENT LEASED	TOTAL
SCHEDULED IN-SERVICE DATE	IND-DIST.	IND-FLEX	OFFICE	TOTAL	DECEMBER 31, 2016	INVESTMENT
1st Quarter, 2017	215	—	—	215	81.7%	$16,514
2nd Quarter, 2017	—	—	136	136	100.0%	30,376
3rd Quarter, 2017	1,034	—	92	1,126	9.4%	99,668
4th Quarter, 2017	856	—	—	856	5.2%	64,629
1st Quarter, 2018	526	—	236	762	50.8%	101,642
2nd Quarter, 2018	388	—	175	563	31.1%	79,384
3rd Quarter, 2018	1,947	—	—	1,947	13.5%	144,918
TOTAL	4,966	—	639	5,605	22.9%	$537,131

“Total Investment” for a Property Under Development is defined as the sum of the land costs and the costs of land improvements, building and building improvements, lease transaction costs, and where appropriate, other development costs and carrying costs.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2016, the Company owned 1,643 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, approximately 27.9 million square feet. The Company's investment in land held for development as of December 31, 2016 was $336.6 million.
Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 135 acres of land located at the Navy Yard in Philadelphia. The Company estimates that these 135 acres would support, as and when developed, approximately 2.4 million square feet.
Through a development agreement with the city of Tempe, AZ, the Company has development rights for five acres of land. The Company estimates that these five acres would support, as and when developed, approximately 60,000 square feet.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent and available land for approximately 1.35 million square feet of commercial space of which approximately 1.0 million square feet had been built as of December 31, 2016. During 2015, the Company obtained planning consent for a further 635 homes at Kings Hill, taking the total consent to 3,486 homes of which 2,836 had been sold as of December 31, 2016.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategy. The Company executes its acquisition strategy by purchasing properties that the Company believes will create shareholder value over the long-term.
During the year ended December 31, 2016, the Company acquired one operating property for a purchase price of $8.0 million. This property contains 73,000 square feet. The Company also acquired eight parcels of land totaling 216 acres for an aggregate purchase price of $52.9 million.

The Company disposes of properties and land held for development that no longer fit within the Company's strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2016, the Company sold 125 Wholly Owned Properties containing an aggregate of 9.5 million square feet as well as 36 acres of land for aggregate proceeds of $1.2 billion.
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
As of December 31, 2016, the Company had investments in and advances to unconsolidated joint ventures totaling $245.1 million (see Note 7 to the Company's Consolidated Financial Statements).
Development
During the year ended December 31, 2016, unconsolidated joint ventures in which the Company held an interest brought into service five inventory projects totaling 1.6 million square feet and representing an aggregate Total Investment of $103.3 million. As of December 31, 2016, these completed development properties were 75.3% leased.
As of December 31, 2016, the Company had two JV Properties under Development, which are expected to comprise, upon completion, 1.6 million square feet and a 222-room Four Seasons Hotel and are expected to represent a Total Investment of $952.5 million. These JV Properties under Development were 81.1% pre-leased as of December 31, 2016.
Included in these totals, joint ventures in which the Company held a 20% interest continued development on the Comcast Technology Center, which is expected to comprise, upon completion, 1.3 million square feet of office space and a 222-room Four Seasons Hotel and is expected to represent a Total Investment by the joint ventures of $932.0 million.
As of December 31, 2016, unconsolidated joint ventures in which the Company held an interest owned 360 acres of land held for development and had an option for a leasehold interest in an additional 11 acres of land. Substantially all of the land held for development and the land related to the leasehold interest is zoned for commercial use and is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings and leasehold interest would support, as and when developed, approximately 6.3 million square feet.
Acquisitions/Dispositions
During the year ended December 31, 2016, none of the unconsolidated joint ventures in which the Company held an interest acquired any operating properties or land parcels.
During the year ended December 31, 2016, unconsolidated joint ventures in which the Company holds an interest sold 17 properties containing 1.9 million square feet and 6.8 acres of land for an aggregate of $233.4 million. In addition, due to adverse conditions in the Northern Virginia office market, the fair value of six properties owned by Liberty Washington, LP (an unconsolidated joint venture in which the Company holds a 25% interest) containing 698,000 square feet was determined to be less than the debt encumbering the properties. As a result, during the year ended December 31, 2016, the joint venture cooperated with the mortgage lenders in the transfer of the six properties to the lenders in satisfaction of an aggregate of $112.5 million in nonrecourse mortgage debt. The book values of these properties had been written down to fair value in a prior period.

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
As previously reported, and as further summarized below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we undertook several significant transactions in recent years, consistent with our strategy to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals.
While management believes that this strategy will be in the best long-term interests of the Company and its shareholders,  in the near term, this strategy will be dilutive to operating cash flow as the proceeds from asset sales were substantially used to reduce leverage, and we cannot assure you that this strategy will produce the intended benefit, or when, if ever, those intended benefits will be achieved.   This strategy poses certain risks, including without limitation the following:

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
Our Properties are subject to increases in operating expenses such as real estate taxes, insurance, cleaning, electricity, heating, ventilation and air conditioning, general and administrative costs and other costs associated with security, landscaping, repairs and maintenance. While our current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without simultaneously decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.
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

▪
construction costs may exceed our original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable or less profitable than projected because we may not be able to increase rents to compensate for the increase in construction costs

▪
we may be unable to obtain, or may face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project

▪
we may abandon development opportunities after we begin to explore them and as a result, we may fail to recover costs already incurred. If we alter or discontinue our development efforts, costs of the investment may need to be expensed rather than capitalized and we may determine the investment is impaired, resulting in a loss

▪	we may expend funds on and devote management's time to projects that we do not complete

▪
occupancy rates and rents at newly completed properties may not meet our expectations. This may result in lower than projected occupancy and rental rates with the result that our investment is not profitable or less profitable than projected

▪	we may incur losses under construction warranties, guaranties and delay damages under our contracts with tenants and other customers.

We face risks when we develop properties on a fee basis for joint ventures in which we hold an interest or for unrelated third parties.

We develop properties, from time to time, on a fee basis for joint ventures in which we hold an interest or for unrelated third parties, in addition to developing properties to be wholly owned in our own portfolio. In these cases we typically agree to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of cost overruns incurred in the development of the project. For example, in addition to the Comcast Technology Center project discussed below, in 2016 we entered into an agreement to develop a corporate headquarters office building for American Water Works, Inc. in Camden, New Jersey for an estimated total building cost of $107.1 million, plus overall project infrastructure in the amount of $25.5 million. If we encounter construction delays or unexpected costs in the development of this project or other similar projects, the resulting additional costs incurred and potential payments to the customer would adversely affect our cash flow and net income.
Our development of Comcast Technology Center exposes us to certain risks.
In 2014, the Company entered into two joint ventures with Comcast Corporation for the purpose of developing and owning the Comcast Technology Center located in Philadelphia, Pennsylvania as part of a mixed-use development. The 59-story building will

include 1.3 million square feet of leasable office space and a 222-room Four Seasons Hotel.   Projected costs for this development, exclusive of tenant-funded interior improvements, are anticipated to be approximately $932 million. The Company's investment in the project is expected to be approximately $186 million with 20% ownership interests in both joint ventures.   The two joint ventures have engaged the Company as the developer of the project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the project.   Comcast Corporation has entered into a lease for 100% of the office space in the building.
Development of a project such as the Comcast Technology Center is subject to the general development and construction risks noted above.  Those risks are magnified by the size of the project, and include construction risks and cost overrun risks associated with a construction project with the engineering and design complexities of a high rise mixed-use building.  If we fail to complete the development of the project in compliance with the deadlines set forth in the lease with Comcast Corporation, or if the costs of development exceed the budgets agreed upon by the joint ventures, the Company could be liable for substantial damages and costs. There is additional risk associated with ownership of a hotel, with which we have no prior experience.
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

The value and the marketability of some of our Properties can be increased as the result of tax abatements, tax credit programs, or other governmental incentives.

Certain of our Properties have the benefit of governmental tax incentives aimed at inducing office or industrial users to relocate to blighted or disadvantaged neighborhoods. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. For example, the Pennsylvania Keystone Opportunity Zones applicable to our Properties in the Philadelphia Navy Yard Corporate Center expire on December 31, 2018 or December 31, 2025 (as applicable) and the Grow NJ tax credit program applicable to our properties in the Camden Waterfront project expires on June 30, 2019 and is subject to the approval of each project by certain agencies and officers of the State of New Jersey. The expiration of these incentive programs or the inability of potential tenants or users to be eligible for or to obtain governmental approval of the incentives may have an adverse effect on the value of our Properties and on our cash flow and net income, and may result in impairment charges.

Our Properties may be subject to impairment charges.

We continually evaluate the recoverability of the carrying value of our Properties, whether Development Properties or Properties in Operation, under generally accepted accounting principles. Factors considered in evaluating impairment of our Properties include significant declines in operating revenues, recurring operating losses and other significant adverse changes in general market conditions, and, in the case of Development Properties (including land held for development), the abandonment of a project or the determination by management that future development is unlikely to occur or is unlikely to produce adequate cash flows to recover the carrying value of the Property. Generally, a Property held for investment is not considered impaired if the undiscounted estimated future cash flows of the Property over its estimated holding period are in excess of the Property’s net book value at the balance sheet date. If held for sale, a Property is not considered impaired unless its estimated fair value (less costs to sell) is less than the Property's book value at the balance sheet date. Assumptions used to estimate market values, annual and residual cash flows and estimated holding period of such assets require the judgment of management.

There can be no assurance that we will not take additional charges in the future related to the impairment of our Properties. We believe we have applied reasonable estimates and judgments in determining the proper classification of our Properties. However, these estimates require the use of estimated market values, which are difficult to assess. Should external or internal circumstances change, requiring the need to shorten holding periods or adjust the estimated future cash flows of certain Properties, we could be required to record additional impairment charges. Any future impairment could have a material adverse effect on our results of operations and funds from operations.
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
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $800 million credit facility and $2.3 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.
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
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2017. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.

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
The market value of the equity securities of a REIT may be based primarily upon the market's perception of the REIT's growth potential and its current and future cash distributions, and may be secondarily based upon factors such as the real estate market value of the underlying assets. The failure to meet the market's expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities. Our payment of future dividends will be at the discretion of our Board of Trustees and will depend on numerous factors including our cash flow, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as our Board of Trustees deems relevant. We have reduced our dividend in 2017. In recent years we have been distributing more in dividends than we receive in net cash provided by operating activities less customary tenant improvement and leasing transaction costs. The reduction in our dividend, and, over time, increases in occupancy and rental rates could offset this shortfall. Should market opportunities allow us to accelerate our strategy relating to dispositions (e.g., sale of suburban office) without corresponding opportunities to reinvest those proceeds in the near term, this shortfall would increase. We will continually evaluate these circumstances opposite our distribution policies.
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
The Protecting Americans from Tax Hikes Act (the “PATH Act"), enacted in December 2015, includes numerous provisions and law changes applicable to REITs with various effective dates beginning as early as 2016.  While we continue to expect that this legislation will not have any significant impact on our operations and financial results, we will continue to monitor as new regulatory guidance is issued.
Finally, according to recently released statements by the current administration and Congressional leaders, a top legislative priority of Congress may be significant reform of the Code, including significant changes to the taxation of business entities and their owners.  No substantive tax legislation has yet been introduced and the position of the current administration on various tax reform proposals is uncertain.  The details, prospects for enactment and the effective date of any such tax reform legislation cannot be predicted.  As a result, we can give no assurances that any proposed reform, or any new U.S. federal income tax law, regulation or administrative interpretation thereon, will not adversely affect the Company or its shareholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2016, consisted of 450 industrial and 55 office properties. Single tenants occupy 182 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 323 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2016, the industrial Wholly Owned Properties in Operation were 96.8% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 181,000 square feet. As of December 31, 2016, the office Wholly Owned Properties in Operation were 82.9% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 87,000 square feet.
The JV Properties in Operation, as of December 31, 2016, consisted of 49 industrial and 14 office properties. Single tenants occupy 26 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 37 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2016, the industrial JV Properties in Operation were 95.9% leased. The average building size for the industrial JV Properties in Operation was approximately 224,000 square feet. As of December 31, 2016, the office JV Properties in Operation were 95.7% leased. The average building size for the office JV Properties in Operation was approximately 149,000 square feet.
As of December 31, 2016, the industrial Properties in Operation were 96.7% leased. The average building size for the industrial Properties in Operation was approximately 185,000 square feet. As of December 31, 2016, the office Properties in Operation were 86.8% leased. The average building size for the office Properties in Operation was approximately 100,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company's Properties in Operation as of December 31, 2016 (in thousands, except percentages).

	Type			Net Rent(1)	Straight Line Rent and Operating Expense Reimbursement (2)	Square Feet	% Leased
Wholly Owned Properties in Operation
Carolinas/Richmond	Industrial	-	Distribution	$49,184	$66,630	12,122	98.0%
		-	Flex	2,673	3,372	434	97.8%
	Office			—	—	—	—
	Total			51,857	70,002	12,556	98.0%

Chicago/Milwaukee	Industrial	-	Distribution	29,512	41,531	7,128	98.5%
		-	Flex	392	611	94	94.7%
	Office			—	—	—	—
	Total			29,904	42,142	7,222	98.5%

Florida	Industrial	-	Distribution	27,653	37,861	4,993	96.4%
		-	Flex	11,969	16,101	1,502	95.4%
	Office			1,535	1,762	98	100.0%
	Total			41,157	55,724	6,593	96.2%

Houston	Industrial	-	Distribution	29,625	43,159	6,021	93.6%
		-	Flex	9,302	13,477	1,211	92.6%
	Office			925	1,416	207	21.6%
	Total			39,852	58,052	7,439	91.4%

Lehigh/Central PA	Industrial	-	Distribution	121,803	154,942	25,584	99.0%
		-	Flex	2,445	3,505	336	100.0%
	Office			—	—	—	—
	Total			124,248	158,447	25,920	74.8%

Minnesota	Industrial	-	Distribution	7,708	11,858	2,132	81.8%
		-	Flex	2,922	4,598	508	90.7%
	Office			1,462	3,704	376	91.7%
	Total			12,092	20,160	3,016	84.5%

Philadelphia	Industrial	-	Distribution	3,942	5,820	346	100.0%
		-	Flex	5,379	7,651	356	100.0%
	Office			19,564	29,083	716	97.3%
	Total			28,885	42,554	1,418	98.6%

SE Pennsylvania	Industrial	-	Distribution	—	—	—	—
		-	Flex	7,910	11,484	666	95.8%
	Office			35,579	52,627	2,437	81.4%
	Total			43,489	64,111	3,103	84.5%

United Kingdom	Industrial	-	Distribution	6,068	7,175	1,381	100.0%
		-	Flex	971	1,009	44	100.0%
	Office			1,635	2,117	94	78.2%
	Total			8,674	10,301	1,519	98.6%

Other	Industrial	-	Distribution	62,414	82,490	15,586	95.5%
		-	Flex	4,944	6,328	793	88.8%
	Office			18,953	27,033	871	84.6%
	Total			86,311	115,851	17,250	94.7%

TOTAL	Industrial	-	Distribution	337,909	451,466	75,293	97.0%
		-	Flex	48,907	68,136	5,944	94.3%
	Office			79,653	117,742	4,799	82.9%
	Total			$466,469	$637,344	86,036	96.0%

Joint Venture Properties in Operation (3)
	Industrial	-	Distribution	$45,265	$63,030	10,865	95.9%
		-	Flex	1,997	2,089	108	95.7%
	Office			65,498	89,251	2,087	95.7%
	Total			$112,760	$154,370	13,060	95.9%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant's square feet leased at December 31, 2016 for tenants in occupancy. As of December 31, 2016, average net rent per square foot for the Wholly Owned Properties in Operation was $5.65 and for the Joint Venture Properties in Operation was $9.00. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at December 31, 2016 was within a free rent period its rent would equal zero for the purposes of this metric.

(2)
Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot multiplied by the tenant's square feet leased at December 31, 2016 for tenants in occupancy. As of December 31, 2016, average straight line rent and operating expense reimbursement per square foot for the Wholly Owned Properties in Operation was $7.71 and for the Joint Venture Properties in Operation was $12.33.

(3)	Joint Venture Properties in Operation represent the 63 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring number of tenants, square feet and annual rent by year for the Properties in Operation as of December 31, 2016 are as follows (in thousands except number of tenants and % of annual rent):

	Industrial-Distribution				Industrial-Flex				Office				Total
	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent

Wholly Owned Properties in Operation:
2017	126	9,194	$41,561	10.7%	53	603	$3,702	6.8%	35	477	$8,445	8.9%	214	10,274	$53,708	10.0%
2018	158	9,170	42,358	11.1%	54	774	6,090	11.2%	23	246	6,089	6.4%	235	10,190	54,537	10.2%
2019	128	10,390	52,358	13.5%	65	948	8,449	15.5%	33	352	11,051	11.6%	226	11,690	71,858	13.4%
2020	113	11,845	61,148	15.8%	51	864	8,735	16.0%	26	407	9,167	9.7%	190	13,116	79,050	14.7%
2021	82	6,657	33,004	8.5%	48	729	6,391	11.7%	9	117	2,411	2.5%	139	7,503	41,806	7.8%
2022	59	6,678	36,497	9.4%	28	918	9,954	18.3%	10	384	7,123	7.5%	97	7,980	53,574	10.0%
2023	24	1,827	10,580	2.7%	14	239	3,882	7.1%	9	445	10,015	10.5%	47	2,511	24,477	4.6%
2024	17	4,242	22,913	5.9%	6	103	892	1.6%	5	140	2,957	3.1%	28	4,485	26,762	5.0%
2025	17	2,492	12,890	3.3%	4	109	1,605	3.0%	—	—	—	—%	21	2,601	14,495	2.7%
2026	15	2,410	14,334	3.7%	7	245	3,195	5.9%	8	854	15,279	16.1%	30	3,509	32,808	6.1%
Thereafter	28	8,132	58,961	15.4%	1	76	1,601	2.9%	12	559	22,546	23.7%	41	8,767	83,108	15.5%
Total	767	73,037	$386,604	100.0%	331	5,608	$54,496	100.0%	170	3,981	$95,083	100.0%	1,268	82,626	$536,183	100.0%

Joint Venture Properties in Operation:
2017	9	857	$3,852	7.6%	5	80	$1,515	74.8%	11	106	$2,573	3.5%	25	1,043	$7,940	6.3%
2018	19	2,324	10,675	20.9%	3	16	341	16.8%	16	346	12,230	16.5%	38	2,686	23,246	18.3%
2019	6	739	3,966	7.8%	1	2	58	2.9%	13	85	2,578	3.5%	20	826	6,602	5.2%
2020	8	1,994	8,156	16.0%	—	—	—	—%	5	47	1,210	1.7%	13	2,041	9,366	7.4%
2021	5	500	2,725	5.3%	—	—	—	—%	11	80	3,050	4.1%	16	580	5,775	4.5%
2022	16	2,098	10,041	19.7%	1	5	112	5.5%	4	56	1,793	2.4%	21	2,159	11,946	9.4%
2023	3	543	3,119	6.1%	—	—	—	—%	7	1,195	47,584	64.3%	10	1,738	50,703	39.9%
2024	3	317	2,076	4.1%	—	—	—	—%	3	15	734	1.0%	6	332	2,810	2.2%
2025	—	—	—	—%	—	—	—	—%	2	22	1,092	1.5%	2	22	1,092	0.9%
2026	1	614	3,987	7.8%	—	—	—	—%	3	15	530	0.7%	4	629	4,517	3.6%
Thereafter	2	438	2,388	4.7%	—	—	—	—%	3	30	594	0.8%	5	468	2,982	2.3%
Total	72	10,424	$50,985	100.0%	10	103	$2,026	100.0%	78	1,997	$73,968	100.0%	160	12,524	$126,979	100.0%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenants' square feet leased on the date of lease expiration for the tenants in occupancy on December 31, 2016. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes.

The table below highlights, for the Properties in Operation, the Company's top ten industrial tenants and top ten office tenants as of December 31, 2016. The table reflects, for the tenants in the JV Properties in Operation, the Company's ownership percentage of the respective joint venture.

Percentage of
Top 10 Industrial Tenants	Annual Rent
Uline, Inc.	3.2%
Amazon.com	2.2%
Home Depot USA, Inc.	1.7%
XPO Logistics	1.5%
The Proctor & Gamble Distributing LLC	1.5%
Kellogg Sales Company	1.3%
Wakefern Food Corp.	1.2%
CEVA Logistics	1.1%
Flowers Baking Company	1.0%
The Clorox Company	0.9%
15.6%

Percentage of
Top 10 Office Tenants	Annual Rent
The Vanguard Group, Inc.	4.2%
GlaxoSmithKline, LLC	2.5%
Comcast Corporation	1.6%
United States of America	1.4%
The Urban Institute	1.1%
The Pennsylvania Hospital	0.9%
Yellow Book USA, Inc.	0.7%
Deutsche Post DHL Group	0.5%
SunGard Data Systems, Inc.	0.4%
Centene Management Company, LLC	0.4%
13.7%
The table below details the vacancy activity during the year ended December 31, 2016:

	Year Ended
	December 31, 2016
	Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2016	5,472,746	1,013,039	6,485,785
Acquisitions	34,537	—	34,537
Completed development	667,531	401,323	1,068,854
Dispositions	(1,227,496)	(775,345)	(2,002,841)
Expirations	19,260,678	1,380,239	20,640,917
Property structural changes/other	(1,969)	(123)	(2,092)
Leasing activity	(20,791,278)	(1,483,874)	(22,275,152)
Vacancy at December 31, 2016	3,414,749	535,259	3,950,008

Lease transaction costs per square foot (1)	$2.97	$2.28	$2.93

(1)	Transaction costs include tenant improvement and lease transaction costs.

ITEM 3. LEGAL PROCEEDINGS
The Company was not a party to any material litigation as of December 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND RELATED ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares are traded on the New York Stock Exchange under the symbol "LPT." There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

	High	Low	Dividends Declared Per Common Share
2016
Fourth Quarter	$40.66	$36.37	$0.475
Third Quarter	42.25	38.95	0.475
Second Quarter	39.72	33.12	0.475
First Quarter	33.46	27.30	0.475
2015
Fourth Quarter	$35.06	$30.83	$0.475
Third Quarter	34.48	29.91	0.475
Second Quarter	36.75	32.22	0.475
First Quarter	41.42	34.54	0.475
As of February 23, 2017, the Common Shares were held by 931 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
In February 2017, the Company's Board of Trustees declared a quarterly dividend of $0.40 to be paid in April 2017, which represents a reduction from the $0.475 quarterly dividend rate noted above. The payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company's cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.

The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2011 and ended December 31, 2016 with the cumulative total return on the Standard and Poor's 500 Stock Index ("S&P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Company's Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company's Common Shares on December 31, 2011, and assuming reinvestment of dividends in all cases.

NAREIT
S&P 500
Liberty Property Trust
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16

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

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the five years ended December 31, 2016. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Total operating revenue	$746,708	$808,773	$792,631	$645,930	$560,279
Income from continuing operations	$366,145	$245,924	$175,890	$98,180	$97,313
Income from discontinued operations	—	—	$48,581	$121,839	$51,004
Net income	$366,145	$245,924	$224,471	$220,019	$148,317
Basic income per common share/unit:
Income from continuing operations	$2.44	$1.62	$1.16	$0.70	$0.75
Income from discontinued operations	—	—	$0.32	$0.91	$0.43
Income available to common shareholders/unitholders	$2.44	$1.62	$1.48	$1.61	$1.18
Diluted income per common share/unit:
Income from continuing operations	$2.43	$1.61	$1.16	$0.70	$0.75
Income from discontinued operations	—	—	$0.32	$0.90	$0.42
Income available to common shareholders/unitholders	$2.43	$1.61	$1.48	$1.60	$1.17
Dividends paid per common share	$1.90	$1.90	$1.90	$1.90	$1.90
Trust - weighted average number of shares outstanding - basic (1)	146,204	148,243	147,216	130,180	116,863
Trust - weighted average number of shares outstanding - diluted (2)	146,889	148,843	147,886	130,909	117,694
Operating Partnership - weighted average number of units outstanding - basic (1)	149,740	151,783	150,770	133,858	120,623
Operating Partnership - weighted average number of units outstanding - diluted (2)	150,425	152,383	151,440	134,587	121,454

Balance Sheet Data	DECEMBER 31,
(In thousands)	2016	2015	2014	2013	2012
Net real estate	$5,260,295	$5,865,562	$5,892,429	$5,652,922	$4,302,655
Total assets	$5,992,813	$6,557,629	$6,612,014	$6,759,062	$5,157,250
Total indebtedness	$2,556,936	$3,147,016	$3,149,873	$3,237,021	$2,636,677
Liberty Property Trust shareholders' equity	$3,003,391	$2,972,581	$3,046,961	$3,056,059	$2,110,827
Owners' equity (Liberty Property Limited Partnership)	$3,062,923	$3,030,254	$3,106,312	$3,117,062	$2,238,278

Other Data	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Net cash provided by operating activities	$333,021	$385,366	$336,484	$315,965	$317,166
Net cash provided by (used in) investing activities	$613,402	$(89,660)	$(106,337)	$(1,197,914)	$(312,669)
Net cash (used in) provided by financing activities	$(934,135)	$(327,627)	$(321,901)	$1,005,766	$12,690
NAREIT Funds from operations available to common shareholders - diluted (3)	$356,895	$410,993	$375,678	$335,535	$312,992
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	86,037	89,718	91,258	89,528	67,181
Total leaseable square footage of JV Properties in Operation at end of period (in thousands)	13,060	14,018	14,297	13,491	14,161
Wholly Owned Properties in Operation at end of period	505	610	669	712	582
JV Properties in Operation at end of period	63	81	83	79	96
Wholly Owned Properties in Operation percentage leased at end of period	96%	94%	93%	91%	92%
JV Properties in Operation percentage leased at end of period	96%	93%	92%	92%	90%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust) or Common Units (Liberty Property Limited Partnership) outstanding during the year.

(2)
Diluted weighted average number of shares includes the vested and unvested Common Shares (Liberty Property Trust) or Common Units (Liberty Property Limited Partnership) outstanding during the year as well as the dilutive effect of outstanding options.

(3)
The National Association of Real Estate Investment Trusts ("NAREIT") has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-US GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-US GAAP Financial Measures. The Company believes that the calculation of NAREIT Funds from operations is helpful to investors and management as it is a measure of the Company's operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of NAREIT Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that NAREIT Funds from operations provides useful information to the investment community about the Company's financial performance when compared to other REITs since NAREIT Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. NAREIT Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("US GAAP")), excluding gains (or losses) from sales of property and impairment - real estate assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by US GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. NAREIT Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by US GAAP. A reconciliation of NAREIT Funds from operations to net income may be found in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
As of December 31, 2016, the Company owned and operated 450 industrial and 55 office properties (the “Wholly Owned Properties in Operation”) totaling 86.0 million square feet. In addition, as of December 31, 2016, the Company owned 25 properties under development, which when completed are expected to comprise 5.6 million square feet (the “Wholly Owned Properties under Development”) and 1,643 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2016, the Company had an ownership interest, through unconsolidated joint ventures, in 49 industrial and 14 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), two properties under development, which when completed are expected to comprise 1.6 million square feet and a 222-room Four Seasons Hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 360 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company expects its strategy with respect to product and market selection to continue to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. The Company also believes that long-term trends indicate potential erosion in the value of certain suburban office properties in certain markets. Accordingly, the Company has increased its investment in industrial and metro-office properties and markets with strong demographic and economic fundamentals, and has decreased its investment in non-core suburban office properties. Furthermore, the Company has accelerated this strategy during 2016, and to this end has executed the portfolio sale discussed below. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties. The Company also anticipates that this strategy will result in a gradual improvement in the average quality and geographic location of the Company’s properties. The Company believes that the benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that results from the disposition of the suburban office assets. There can be no assurance, however, that the benefits of the Company's strategy will be realized.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the year ended December 31, 2016, straight line rents on renewal and replacement leases were on average 8.7% higher than rents on expiring leases. During the year ended December 31, 2016, the Company leased 26.1 million square feet and as of that date attained occupancy of 96.0% for the Wholly Owned Properties in Operation and 95.9% for the JV Properties in Operation for a combined occupancy of 96.0% for the Properties in Operation. At December 31, 2015, occupancy for the Wholly Owned Properties in Operation was 93.9% and for the JV Properties in Operation was 92.8% for a combined occupancy for the Properties in Operation of 93.7%.
Based on the Company’s current outlook, the Company anticipates that property level operating income for the Same Store (defined below) group of properties will increase for the full year of 2017, compared to 2016, driven primarily by new and renewal leases being executed at higher market rental rates than those of expiring leases, particularly for the Company's industrial properties. The Company expects Same Store occupancy levels to remain relatively consistent with those in 2016.
The Company also anticipates that the effect of the United Kingdom’s exit from the European Union and the resulting change in the foreign exchange rate will not have a material effect on its net income or consolidated balance sheet during 2017.
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

As discussed in further detail in Note 2 to the Company's Consolidated Financial Statements, the Company made certain adjustments to prior periods to recognize additional profits and to reduce the income tax provision related to its land development in the United Kingdom.
Wholly Owned Capital Activity
Acquisitions
During the year ended December 31, 2016, the Company acquired one operating property for an aggregate purchase price of $8.0 million. This property contain 73,000 square feet of leaseable space and was fully leased as of December 31, 2016. The Company also acquired eight parcels of land totaling 216 acres for an aggregate purchase price of $52.9 million.
Dispositions
During the year ended December 31, 2016, the Company realized proceeds of $1.2 billion from the sale of 125 Wholly Owned Properties representing 9.5 million square feet and 36 acres of land, including the sale on October 3, 2016 of a portfolio of 108 Wholly Owned Properties totaling approximately 7.6 million square feet and 26.7 acres of land for $969 million.
Development
During the year ended December 31, 2016, the Company brought into service 18 Wholly Owned Properties under Development representing 5.7 million square feet and a Total Investment of $518.3 million. As of December 31, 2016, the Company had 25 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 5.6 million square feet and are expected to represent a Total Investment of $537.1 million. These Wholly Owned Properties under Development were 22.9% pre-leased as of December 31, 2016.
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
Acquisitions/Dispositions
During the year ended December 31, 2016, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties or land parcels.
During the year ended December 31, 2016, unconsolidated joint ventures in which the Company holds an interest sold 17 properties containing 1.9 million square feet and 6.8 acres of land for an aggregate of $233.4 million. In addition, due to adverse conditions in the Northern Virginia office market, the fair value of six properties owned by Liberty Washington, LP (an unconsolidated joint venture in which the Company holds a 25% interest) containing 698,000 square feet was determined to be less than the debt encumbering the properties. As a result, during the year ended December 31, 2016, the joint venture cooperated with the mortgage lenders in the transfer of the six properties to the lenders in satisfaction of an aggregate of $112.5 million in nonrecourse mortgage debt. The book values of these properties had been written down to fair value in a prior period.
Consistent with the Company's strategy, from time to time the Company may consider selling assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the year ended December 31, 2016, unconsolidated joint ventures in which the Company held an interest brought into service five JV Properties under Development totaling 1.6 million square feet and representing an aggregate Total Investment of $103.3 million.
As of December 31, 2016, the Company had two JV Properties under Development, which are expected to comprise, upon completion, 1.6 million square feet and a 222-room Four Seasons Hotel and are expected to represent a Total Investment by the joint ventures of $952.5 million. These JV Properties under Development were 81.1% pre-leased as of December 31, 2016.
Included in these totals, joint ventures in which the Company held a 20% interest continued development on the Comcast Technology Center, which is expected to comprise, upon completion, 1.3 million square feet of office space and a 222-room Four Seasons

Hotel and is expected to represent a Total Investment by the joint ventures of $932.0 million. See Note 7 to the Company's Consolidated Financial Statements included in this report.
Forward-Looking Statements
When used throughout this report, the words "believes," "anticipates," "estimates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company's ability to continue to implement its plans for repositioning the portfolio; the Company's ability to identify, and enter into agreements with, suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company's ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described in Item 1A. Risk Factors and, from time to time, in the Company's filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
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
Capitalized Costs
Acquisition costs related to the purchase of vacant operating properties and land are capitalized and included in net real estate.  During the years ended December 31, 2014 and 2015 and the nine months ended September 30, 2016, acquisition costs related to the purchase of operating properties with in-place tenants were expensed as incurred. Acquisition-related expenses for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014 were $172,000, $365,000 and $673,000, respectively. As described further in Note 2 to the Company's Consolidated Financial Statements, on October 1, 2016, the Company early adopted ASU 2017-01, Clarifying the Definition of a Business, which stipulates that acquisition costs related to the purchase of operating properties with in-place tenants should also be capitalized.
Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to the development of property for the years ended December 31, 2016, 2015 and 2014 was $7.2 million, $5.5 million and $5.1 million, respectively.
Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to signed leases is capitalized and amortized as a deferred leasing cost. The total of this capitalized compensation was $3.8 million, $4.6 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Capitalized interest for the years ended December 31, 2016, 2015 and 2014 was $24.1 million, $16.7 million and $13.2 million, respectively.

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
Revenue and expense associated with service fee development is accounted for under the percentage of completion method. Revenues are recognized on the percentage of completion method based on applicable costs incurred with respect to each development agreement. The Company uses the relative sales value method to allocate costs and recognize profits from service fee development. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined.
Allowance for Doubtful Accounts
The Company continually monitors the liquidity and creditworthiness of its tenants. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2016 and 2015, the Company's allowance for doubtful accounts totaled $7.3 million and $6.9 million, respectively. The Company recognized bad debt expense of $0.6 million, $2.0 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates and holding periods. For these assumptions, the Company considers its experience and historical performance in the various markets and data provided by market research organizations. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. The Company estimates fair value based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2016, 2015 and 2014, the Company recognized impairment losses of $3.9 million, $18.2 million and $0.1 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows. The Company has applied reasonable estimates and judgments in determining the level of impairments recognized. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.

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
There were no impairments recorded by the unconsolidated joint ventures in which the Company held an interest during the year ended December 31, 2016.
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

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2016 with the results of operations of the Company for the year ended December 31, 2015, and the results of operations of the Company for the year ended December 31, 2015 with the results of operations of the Company for the year ended December 31, 2014. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2016, 2015 and 2014, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
Rental Revenue
Rental revenue was $543.4 million for the year ended December 31, 2016 compared to $584.2 million for the same period in 2015. This decrease of $40.8 million was primarily due to the net result of decreased rental revenue related to property dispositions since January 1, 2015 offset by increased rental revenue related to acquisitions and completed development for the same period, as well as an increase of $9.3 million related to the Company's Same Store portfolio (see below).
Operating Expense Reimbursement
Operating expense reimbursement was $190.4 million for the year ended December 31, 2016 compared to $224.6 million for the same period in 2015. This decrease of $34.2 million was primarily due to lower reimbursements associated with an aggregate decrease of $35.8 million in rental property expense and real estate taxes (as detailed below).
Rental Property Expense
Rental property expense was $102.5 million for the year ended December 31, 2016 compared to $132.7 million for the same period in 2015. This decrease of $30.2 million was primarily due to a reduction in expense resulting from the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes
Real estate taxes were $99.8 million for the year ended December 31, 2016 compared to $105.4 million for the same period in 2015. This decrease of $5.6 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2015 offset by increased real estate taxes related to acquisitions and completed development for the same period.
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

Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2016	2015

Carolinas/Richmond	$46,170	$47,849	(3.5%)
Chicago/Milwaukee	28,199	24,851	13.5%	(1)
Florida	62,177	77,283	(19.5%)	(2)
Houston	32,499	31,159	4.3%
Lehigh/Central PA	102,209	94,972	7.6%
Minnesota	17,059	20,112	(15.2%)	(2)
Philadelphia	30,862	29,679	4.0%
Southeastern PA	53,947	80,458	(33.0%)	(2)
United Kingdom	6,390	10,486	(39.1%)	(3)
Other	89,274	87,925	1.5%
Total reportable segment net operating income	$468,786	$504,774	(7.1%)

(1)	The increase was primarily due to an increase in occupancy.

(2)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in the foreign exchange rate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below for the respective periods.

	Year Ended
	December 31,
	2016	2015
Average occupancy %	96.5%	94.6%
Average rental rate - cash basis (1)	$5.62	$5.59
Average rental rate - straight line basis (2)	$7.57	$7.54

(1)
Represents the average contractual rent per square foot for the year ended December 31, 2016 or 2015 for tenants in occupancy in the Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)	Represents the average straight line rent and operating expense reimbursement per square foot for the year ended December 31, 2016 or 2015 for tenants in occupancy in the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 467 properties totaling approximately 76.3 million square feet owned on January 1, 2015. Properties that were acquired, or on which development was completed, during the years ended December 31, 2016 and 2015 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 125 properties sold during the year ended December 31, 2016 and the 81 properties sold during 2015 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2016 and 2015. Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2016	December 31, 2015
Same Store:
Rental revenue	$427,048	$417,782
Operating expenses:
Rental property expense	71,795	74,558
Real estate taxes	74,052	72,048
Operating expense recovery	(142,575)	(140,974)
Unrecovered operating expenses	3,272	5,632
Property level operating income	423,776	412,150
Less straight line rent	9,234	11,200
Cash basis property level operating income	$414,542	$400,950
Reconciliation of non-US GAAP financial measure – Same Store:
Cash basis property level operating income	$414,542	$400,950
Straight line rent	9,234	11,200
Property level operating income	423,776	412,150
Non-same store property level operating income	103,243	151,548
Termination fees (1)	4,474	6,963
Development service fee income	12,941	—
General and administrative expense	(68,198)	(68,710)
Depreciation and amortization expense	(205,090)	(226,575)
Development service fee expense	(12,165)	—
Impairment charges - real estate assets	(3,879)	(18,244)
Other income (expense)	(128,226)	(111,998)
Gain on property dispositions	219,270	100,314
Income taxes	(1,971)	(2,673)
Equity in earnings of unconsolidated joint ventures	21,970	3,149
Net income	$366,145	$245,924

(1) Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date.

Development Service Fee Income and Expense
In the fourth quarter of 2016, the Company entered into an agreement relating to the fee development of an office building at its Camden Waterfront project in Camden, NJ. Project revenues and related costs and expenses are presented on a gross basis as "Development service fee income" and "Development service fee expense" in the Consolidated Statements of Comprehensive Income. Additionally, at the same time, the Company began classifying development fees and expenses relating to its fee development arrangements for certain unconsolidated joint venture projects in a manner consistent with the Camden Waterfront project described above. Previously, development service fee income relating to the Company's unconsolidated joint ventures had been classified as other income and development service fee expense had been classified as general and administrative expense in amounts as follows:

	Nine months ended	Year ended December 31,
	September 30, 2016	2015	2014
Other income	$3,789	$6,159	$2,456
General and administrative expense	$3,210	$3,730	$1,608

General and Administrative

General and administrative expenses decreased to $68.2 million for the year ended December 31, 2016 compared to $68.7 million for the year ended December 31, 2015. This decrease was partially due to certain expenses which were classified as development service fee expense on the Company's consolidated statements of comprehensive income for the three months ended December 31, 2016, as described above. The decrease was also partially due to a decrease in compensation costs other than severance charges. These decreases were partially offset by an increase of $3.5 million in compensation costs due to severance charges. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $205.1 million for the year ended December 31, 2016 from $226.6 million for the year ended December 31, 2015. This decrease was primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2015 offset by increased depreciation and amortization related to acquisitions and completed development for the same period. The decrease was also due to a reduction in amortization of in-place lease intangibles.
Impairment - Real Estate Assets
Impairment - real estate assets decreased to $3.9 million for the year ended December 31, 2016 compared to $18.2 million for the year ended December 31, 2015. The Company recognized impairments related to certain properties in the Company's Maryland, Richmond/Hampton Roads and Cincinnati/Columbus/Indianapolis reportable segments in 2015. The properties related to the Richmond/Hampton Roads reportable segment were subsequently sold. In 2016, the Company recognized impairments related to certain properties in the Company's Minnesota and Chicago-Wisconsin reportable segments. These properties were subsequently sold.

Interest Expense
Interest expense decreased to $115.1 million for the year ended December 31, 2016 from $135.8 million for the year ended December 31, 2015. This decrease was due to the decrease in the average debt outstanding to $3,077.7 million for the year ended December 31, 2016 from $3,202.3 million for the year ended December 31, 2015 as well as a decrease in the weighted average interest rate to 4.2% for the year ended December 31, 2016 from 4.6% for the year ended December 31, 2015. The decrease was also due to an increase in interest capitalized to $24.1 million for the year ended December 31, 2016 compared to $16.7 million for the year ended December 31, 2015.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $22.0 million for the year ended December 31, 2016 compared to $3.1 million for the year ended December 31, 2015. This increase was primarily due to an increase in the net effect of gain on sale of operating properties offset by impairment losses and also due to gain on debt forgiveness by unconsolidated joint ventures in which the Company holds an interest. The Company's share of gain on sale related to unconsolidated joint ventures was $7.3 million for the year ended December 31, 2016 compared to impairment losses of $11.3 million for the year ended December 31 2015. The Company's share of debt forgiveness gains was $4.2 million for the year ended December 31, 2016. There were no such gains in 2015. These results were also impacted by gains on the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of these gains was $3.5 million for the year ended December 31, 2016 compared to $5.0 million for the year ended December 31, 2015.
Other
Gain on property dispositions increased to $219.3 million for the year ended December 31, 2016 from $100.3 million for the year ended December 31, 2015. This increase resulted from the volume and composition of sales in 2016 as compared to 2015.
As a result of the foregoing, the Company’s net income increased to $366.1 million for the year ended December 31, 2016 from $245.9 million for the year ended December 31, 2015.
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Rental Revenue
Rental revenue was $584.2 million for the year ended December 31, 2015 compared to $568.3 million for the same period in 2014. This increase of $15.9 million was primarily due to Prior Year Same Store (as defined below) property rental revenue (increase of $8.7 million) and termination fees (increase of $3.3 million). These increases reflect the net result of increased rental revenue related to acquisitions and completed development since January 1, 2014 and decreased rental revenue related to property dispositions for the same period.
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
Real Estate Taxes
Real estate taxes were $105.4 million for the year ended December 31, 2015 compared to $101.8 million for the same period in 2014. This increase of $3.6 million was primarily due to an increase in real estate taxes for the Prior Year Same Store group of properties ($3.5 million).
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
Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2015	2014

Carolinas/Richmond	$47,849	$48,935	(2.2%)
Chicago/Milwaukee	24,851	20,856	19.2%	(1)
Florida	77,283	83,195	(7.1%)
Houston	31,159	29,134	7.0%
Lehigh/Central PA	94,972	82,050	15.7%	(1)
Minnesota	20,112	26,464	(24.0%)	(2)
Philadelphia	29,679	26,722	11.1%	(3)
Southeastern PA	80,458	81,183	(0.9%)
United Kingdom	10,486	10,704	(2.0%)
Other	87,925	83,991	4.7%
Total reportable segment net operating income	$504,774	$493,234	2.3%

(1)	The increase was primarily due to an increase in occupancy and an increase in average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in occupancy and a decrease in average gross investment in operating real estate.

(3)	The increase was primarily due to an increase in average gross investment in operating real estate.

Prior Year Same Store
Property level operating income, exclusive of termination fees, for the Prior Year Same Store properties is identified in the table below.
The Prior Year Same Store results were affected by changes in occupancy and rental rates as detailed below for the respective periods as well as the decrease in the non-recovered portion of the snow removal costs and other weather-related expenses for the respective periods.

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
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Prior Year Same Store property level operating income and Prior Year Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 571 properties totaling approximately 79.0 million square feet owned on January 1, 2014. Properties that were acquired, or on which development was completed, during the years ended December 31, 2015 and 2014 are excluded from the Prior Year Same Store properties. Properties that were acquired, or on which development was completed, are included in Prior Year Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 81 properties sold during the year ended December 31, 2015 and the 65 properties sold during 2014 are also excluded.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2015 and 2014. Prior Year Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Prior Year Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2015	December 31, 2014
Prior Year Same Store:
Rental revenue	$491,838	$483,165
Operating expenses:
Rental property expense	111,010	111,857
Real estate taxes	88,827	85,323
Operating expense recovery	(189,831)	(184,452)
Unrecovered operating expenses	10,006	12,728
Property level operating income	481,832	470,437
Less straight line rent	11,192	7,357
Cash basis property level operating income	$470,640	$463,080
Reconciliation of non-US GAAP financial measure – Prior Year Same Store:
Cash basis property level operating income	$470,640	$463,080
Straight line rent	11,192	7,357
Property level operating income	481,832	470,437
Non-same store property level operating income - continuing operations	81,866	78,608
Termination fees - continuing operations	6,963	3,648
General and administrative expense	(68,710)	(63,327)
Depreciation and amortization expense	(226,575)	(231,943)
Impairment - real estate assets	(18,244)	(117)
Other income (expense)	(111,998)	(134,287)
Gain on property dispositions	100,314	45,147
Income taxes	(2,673)	(2,590)
Equity in earnings of unconsolidated joint ventures	3,149	10,314
Discontinued operations (1)	—	48,581
Net income	$245,924	$224,471

(1)Includes termination fees of $8,000 for the year ended December 31, 2014.
General and Administrative
General and administrative expenses increased to $68.7 million for the year ended December 31, 2015 compared to $63.3 million for the year ended December 31, 2014. This increase was primarily due to increases in performance-based compensation and general and administrative costs related to the construction of the Comcast Technology Center. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
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
As a result of the foregoing, the Company’s net income increased to $245.9 million for the year ended December 31, 2015 from $224.5 million for the year ended December 31, 2014.
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
Activity
As of December 31, 2016, the Company had cash and cash equivalents of $56.0 million, including $12.4 million in restricted cash.
Net cash provided by operating activities decreased to $333.0 million for the year ended December 31, 2016 from $385.4 million for the year ended December 31, 2015. This $52.4 million decrease was primarily due to a reduction in operating activities related to the properties sold in 2015 and 2016 offset by increases in cash from operating activities for the Same Store portfolio and increased operating results for completed development properties. Net cash flow provided by operating activities is the primary source of liquidity to fund dividends to shareholders, recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash provided by investing activities was $613.4 million for the year ended December 31, 2016 compared to net cash used in investing activities of $89.7 million for the year ended December 31, 2015. This $703.1 million difference was primarily due to the proceeds from dispositions in 2016 as compared to 2015. During 2016 the Company sold a portfolio of properties for $969 million.
Net cash used in financing activities was $934.1 million for the year ended December 31, 2016 compared to $327.6 million for the year ended December 31, 2015. This $606.5 million increase was primarily due to net debt repayment activity using the proceeds from the dispositions described above. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.

The Company is a party to a credit facility with a maximum availability of $800 million (the "Credit Facility"). It matures in March 2018 and has two six-month extensions at the Company's option. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's Investor Services, Inc., Standard and Poor's Ratings Group and Fitch, Inc. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. As of December 31, 2016, the Company had no outstanding borrowings and $6.9 million of letters of credit issued under the Credit Facility.
In August 2014, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $200 million of 5.65% senior unsecured notes due August 2014.
In March 2015, the Company used proceeds from its unsecured credit facility together with available cash on hand to repay $300 million of 5.125% senior unsecured notes due March 2015.
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
In November 2016, the Company used cash generated by the sale of properties (see above) to prepay its 6.625% senior notes due October 2017 in the amount of $296.5 million and its 7.5% medium term notes due January 2018 in the amount of $100.0 million. This prepayment resulted in a $23.3 million loss on debt extinguishment.
During the year ended December 31, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million as part of a share repurchase plan.
The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2016, a portion of these activities were funded through the Credit Facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2016, the Company’s debt to gross assets ratio was 36.9% and for the year ended December 31, 2016, the fixed charge coverage ratio was 3.6x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions plus interest expense, depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) and impairment - real estate assets (including the Company's pro rata share of impairment - real estate assets related to unconsolidated joint ventures), divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2016, $276.7 million (including $98.9 million fixed via a swap arrangement - see Note 20 to the Company's Consolidated Financial Statements) in mortgage loans and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 4.0%. The interest rates on $2,569.9 million of mortgage loans and unsecured notes are fixed (including those fixed via swap agreements) and range from 3.0% to 6.4%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.7 years.

 The Company's contractual obligations, as of December 31, 2016, were as follows (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN
Contractual Obligations (2)	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt (1)	$3,244,796	$114,162	$299,381	$660,360	$2,170,893
Land purchase obligations	11,332	11,332	—	—	—
Operating lease obligations	45,200	2,364	4,136	4,321	34,379
Share of debt of unconsolidated joint ventures (1)	245,499	47,989	82,963	25,985	88,562
Tenant contractual obligations	31,310	31,310	—	—	—
Share of tenant contractual obligations of unconsolidated joint ventures	460	460	—	—	—
Letter of credit	6,906	6,906	—	—	—
Tenant improvement and leasing commissions for sold properties	4,000	4,000	—	—	—
Land improvement and renovation commitments	15,028	15,028	—	—	—
Development in progress	234,988	214,126	20,862	—	—
Development commitment (2)	115,490	66,758	48,732	—	—
Share of development in progress of unconsolidated joint ventures	63,346	53,967	9,379	—	—
Share of unconsolidated joint venture development commitment	6,097	6,097	—	—	—
Total	$4,024,452	$574,499	$465,453	$690,666	$2,293,834

(1)	Includes principal and interest payments. Interest payments assume Credit Facility borrowings and interest rates remain at the December 31, 2016 level until maturity.

(2)
As of December 31, 2016, the Company was committed to approximately $132.6 million in costs related to its agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey, of which $17.2 million has been incurred.

(3)
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
The Company's annual Common Share dividend paid was $1.90 per share in 2016, 2015 and 2014. The Company's quarterly dividend was reduced to $0.40 per share ($1.60 per share annualized) beginning with its quarterly dividend payable in April 2017. Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2016, the Company had investments in and advances to unconsolidated joint ventures totaling $245.1 million (see Note 7 to the Company's Consolidated Financial Statements included in this report).

Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for NAREIT Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-US GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-US GAAP Financial Measures. The Company believes that the calculation of NAREIT Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from operating property dispositions. As a result, year over year comparison of NAREIT Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that NAREIT Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since NAREIT Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. NAREIT Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“US GAAP”)), excluding gains (or losses) from sales of property and impairment - real estate assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by US GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. NAREIT Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by US GAAP.

NAREIT Funds from operations (“FFO”) available to common shareholders for the year ended December 31, 2016, 2015, and 2014 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - basic:
Net income available to common shareholders	$356,817	$239,483	$218,211
Basic - income available to common shareholders	356,817	239,483	218,211
Basic - income available to common shareholders per weighted average share	$2.44	$1.62	$1.48
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	11,014	11,638	13,332
Depreciation and amortization	203,626	224,917	230,014
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	(7,012)	11,305	(49)
Gain on property dispositions / impairment - real estate assets	(216,148)	(82,070)	(91,071)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	192	(3,845)	(3,570)
NAREIT Funds from operations available to common shareholders – basic	$348,489	$401,428	$366,867
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$2.38	$2.71	$2.49
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - diluted:
Net income available to common shareholders	$356,817	$239,483	$218,211
Diluted - income available to common shareholders	356,817	239,483	218,211
Diluted - income available to common shareholders per weighted average share	$2.43	$1.61	$1.48
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	11,014	11,638	13,332
Depreciation and amortization	203,626	224,917	230,014
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	(7,012)	11,305	(49)
Gain on property dispositions / impairment - real estate assets	(216,148)	(82,070)	(91,071)
Noncontrolling interest less preferred share distributions	8,598	5,720	5,241
NAREIT Funds from operations available to common shareholders - diluted	$356,895	$410,993	$375,678
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$2.37	$2.70	$2.48
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	146,204	148,243	147,216
Dilutive shares for long term compensation plans	685	600	670
Diluted shares for net income calculations	146,889	148,843	147,886
Weighted average common units	3,536	3,540	3,554
Diluted shares for NAREIT Funds from operations calculations	150,425	152,383	151,440

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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2016 for comparable loans, is greater than the aggregate carrying value by approximately $70.5 million at December 31, 2016.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2016, the Company's interest expense would have increased or decreased by $2.2 million. If the interest rate for the fixed rate debt maturing in 2017 was 100 basis points higher or lower than its current rate of 5.3%, the Company's interest expense would have increased or decreased by $10,000.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2016, the Trust's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust

We have audited Liberty Property Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Liberty Property Trust and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust

We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014. As discussed in Note 2 to the consolidated financial statements, the Company changed its method for determining whether an acquisition is an asset or a business upon the early adoption of Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” effective October 1, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

March 1, 2017

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2016, the Operating Partnership's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership

We have audited Liberty Property Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, owners' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Liberty Property Limited Partnership and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

March 1, 2017

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership

We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, the Operating Partnership changed its method for reporting discontinued operations effective January 1, 2014. As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method for determining whether an acquisition is an asset or a business upon the early adoption of Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805):Clarifying the Definition of a Business” effective October 1, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

March 1, 2017

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	December 31,
	2016	2015
ASSETS
Real estate:
Land and land improvements	$1,094,470	$1,184,927
Building and improvements	4,501,921	5,131,648
Less accumulated depreciation	(940,115)	(1,148,928)
Operating real estate	4,656,276	5,167,647
Development in progress	267,450	360,948
Land held for development	336,569	336,967
Net real estate	5,260,295	5,865,562
Cash and cash equivalents	43,642	35,353
Restricted cash	12,383	9,018
Accounts receivable, net	13,994	14,343
Deferred rent receivable, net	109,245	118,787
Deferred financing and leasing costs, net	153,393	192,109
Investments in and advances to unconsolidated joint ventures	245,078	218,454
Assets held for sale	4,548	4,954
Prepaid expenses and other assets	150,235	99,049
Total assets	$5,992,813	$6,557,629
LIABILITIES
Mortgage loans, net	$276,650	$307,908
Unsecured notes, net	2,280,286	2,580,108
Credit facility	—	259,000
Accounts payable	65,914	51,382
Accrued interest	21,878	26,154
Dividend and distributions payable	71,501	71,787
Other liabilities	206,124	223,499
Total liabilities	2,922,353	3,519,838
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of December 31, 2016 and December 31, 2015	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 146,993,018 and 147,577,984 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	147	148
Additional paid-in capital	3,655,910	3,669,627
Accumulated other comprehensive loss	(56,031)	(22,506)
Distributions in excess of net income	(596,635)	(674,688)
Total Liberty Property Trust shareholders’ equity	3,003,391	2,972,581
Noncontrolling interest – operating partnership
3,530,031 and 3,539,075 common units outstanding as of December 31, 2016 and December 31, 2015, respectively	54,631	53,754
Noncontrolling interest – consolidated joint ventures	4,901	3,919
Total equity	3,062,923	3,030,254
Total liabilities, noncontrolling interest - operating partnership and equity	$5,992,813	$6,557,629

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
OPERATING REVENUE
Rental	$543,410	$584,165	$568,346
Operating expense reimbursement	190,357	224,608	224,285
Development service fee income	12,941	—	—
Total operating revenue	746,708	808,773	792,631
OPERATING EXPENSE
Rental property	102,481	132,702	138,124
Real estate taxes	99,793	105,410	101,814
General and administrative	68,198	68,710	63,327
Depreciation and amortization	205,090	226,575	231,943
Development service fee expense	12,165	—	—
Impairment - real estate assets	3,879	18,244	117
Total operating expense	491,606	551,641	535,325
Operating income	255,102	257,132	257,306
OTHER INCOME (EXPENSE)
Interest and other income	13,950	23,781	17,600
Loss on debt extinguishment	(27,099)	—	—
Interest expense	(115,077)	(135,779)	(151,887)
Total other income (expense)	(128,226)	(111,998)	(134,287)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	126,876	145,134	123,019
Gain on property dispositions	219,270	100,314	45,147
Income taxes	(1,971)	(2,673)	(2,590)
Equity in earnings of unconsolidated joint ventures	21,970	3,149	10,314
Income from continuing operations	366,145	245,924	175,890
Discontinued operations (including net gain on property dispositions of $46,631 for the year ended December 31, 2014)	—	—	48,581
Net income	366,145	245,924	224,471
Noncontrolling interest – operating partnership	(9,070)	(6,192)	(5,713)
Noncontrolling interest – consolidated joint ventures	(258)	(249)	(547)
Income available to common shareholders	$356,817	$239,483	$218,211

Net income	$366,145	$245,924	$224,471
Other comprehensive (loss) income - foreign currency translation	(34,744)	(12,540)	(15,671)
Other comprehensive income (loss) - derivative instruments	410	(488)	(1,961)
Other comprehensive loss	(34,334)	(13,028)	(17,632)
Total comprehensive income	331,811	232,896	206,839
Less: comprehensive income attributable to noncontrolling interest	(8,519)	(6,135)	(5,878)
Comprehensive income attributable to common shareholders	$323,292	$226,761	$200,961
Earnings per common share
Basic:
Income from continuing operations	$2.44	$1.62	$1.16
Income from discontinued operations	—	—	0.32
Income per common share – basic	$2.44	$1.62	$1.48
Diluted:
Income from continuing operations	$2.43	$1.61	$1.16
Income from discontinued operations	—	—	0.32
Income per common share – diluted	$2.43	$1.61	$1.48
Weighted average number of common shares outstanding
Basic	146,204	148,243	147,216
Diluted	146,889	148,843	147,886
Amounts attributable to common shareholders
Income from continuing operations	$356,817	$239,483	$170,772
Discontinued operations	—	—	47,439
Net income available to common shareholders	$356,817	$239,483	$218,211

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP - COMMON	NONCONTROL-LING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2014 (1)	146,596,892	$147	$3,617,668	$7,437	$(569,193)	$3,056,059	$57,381	$3,622	$3,117,062	$7,537
Net proceeds from the issuance of common shares	1,957,378	2	58,471	—	—	58,473	—	—	58,473	—
Net income		—	—	—	218,211	218,211	5,241	547	223,999	472
Distributions		—	—	—	(281,066)	(281,066)	(6,731)	(250)	(288,047)	(472)
Share-based compensation		—	12,457	—	—	12,457	—	—	12,457	—
Other comprehensive income - foreign currency translation		—	—	(15,306)	—	(15,306)	(365)	—	(15,671)	—
Other comprehensive income - derivative instruments		—	—	(1,915)	—	(1,915)	(46)	—	(1,961)	—
Redemption of noncontrolling interests – common units	3,000	—	48	—	—	48	(48)	—	—	—
Balance at December 31, 2014	148,557,270	149	3,688,644	(9,784)	(632,048)	3,046,961	55,432	3,919	3,106,312	7,537
Net proceeds from the issuance of common shares	1,328,017	—	38,797	—	—	38,797	—	—	38,797	—
Net income		—	—	—	239,483	239,483	5,720	249	245,452	472
Distributions		—	—	—	(282,123)	(282,123)	(6,868)	(249)	(289,240)	(472)
Share repurchase	(2,321,794)	(1)	(71,801)	—	—	(71,802)	—	—	(71,802)	—
Share-based compensation		—	13,763	—	—	13,763	—	—	13,763	—
Other comprehensive loss - foreign currency translation		—	—	(12,245)	—	(12,245)	(295)	—	(12,540)	—
Other comprehensive loss - derivative instruments		—	—	(477)	—	(477)	(11)	—	(488)	—
Redemption of noncontrolling interests – common units	14,491	—	224	—	—	224	(224)	—	—	—
Balance at December 31, 2015	147,577,984	148	3,669,627	(22,506)	(674,688)	2,972,581	53,754	3,919	3,030,254	7,537
Net proceeds from the issuance of common shares	802,834	—	13,029	—	—	13,029	—	—	13,029	—
Net income		—	—	—	356,817	356,817	8,598	258	365,673	472
Distributions		—	—	—	(278,764)	(278,764)	(6,780)	(258)	(285,802)	(472)
Share repurchase	(1,396,844)	(1)	(40,895)	—	—	(40,896)	—	—	(40,896)	—
Share-based compensation		—	15,699	—	—	15,699	—	—	15,699	—
Other comprehensive loss - foreign currency translation		—	—	(33,925)	—	(33,925)	(819)	—	(34,744)	—
Other comprehensive loss - derivative instruments		—	—	400	—	400	10	—	410	—
Acquisition of noncontrolling interests		—	(1,682)	—	—	(1,682)	—	982	(700)	—
Redemption of noncontrolling interests – common units	9,044	—	132	—	—	132	(132)	—	—	—
Balance at December 31, 2016	146,993,018	$147	$3,655,910	$(56,031)	$(596,635)	$3,003,391	$54,631	$4,901	$3,062,923	$7,537

(1) The Company adjusted the January 1, 2014 balances of Accumulated Other Comprehensive (Loss) Income, Distributions in Excess of Net Income, and Noncontrolling Interest - Operating Partnership - Common from previous filings. See Note 2.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$366,145	$245,924	$224,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,673	229,779	236,075
Amortization of deferred financing costs	3,974	4,395	4,811
Impairment - real estate assets	3,879	18,244	117
Loss on debt extinguishment	27,099	—	—
Equity in earnings of unconsolidated joint ventures	(21,970)	(3,149)	(10,314)
Distributions from unconsolidated joint ventures	—	2,444	—
Gain on property dispositions	(219,270)	(100,314)	(91,778)
Share-based compensation	14,478	12,919	12,457
Other	(6,128)	(9,937)	(7,935)
Changes in operating assets and liabilities:
Restricted cash	4,352	10,478	30,286
Accounts receivable	421	1,009	(1,770)
Deferred rent receivable	(16,927)	(23,167)	(15,263)
Prepaid expenses and other assets	(16,766)	(14,540)	(28,360)
Accounts payable	8,943	1,822	5,299
Accrued interest	(4,276)	1,641	(1,264)
Other liabilities	(18,606)	7,818	(20,348)
Net cash provided by operating activities	333,021	385,366	336,484
INVESTING ACTIVITIES
Investment in properties – acquisitions	(9,216)	(111,811)	(124,962)
Investment in properties – other	(54,249)	(77,626)	(102,466)
Investments in and advances to unconsolidated joint ventures	(70,581)	(43,676)	(22,243)
Distributions from unconsolidated joint ventures	63,048	33,195	15,330
Net proceeds from disposition of properties/land	1,192,918	530,440	559,322
Investment in development in progress	(342,489)	(210,677)	(288,375)
Investment in land held for development	(110,082)	(150,523)	(105,324)
Payment of deferred leasing costs	(32,682)	(48,672)	(40,123)
Other	(23,265)	(10,310)	2,504
Net cash provided by (used in) investing activities	613,402	(89,660)	(106,337)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	13,029	38,797	58,473
Share repurchase	(40,896)	(71,802)	—
Proceeds from unsecured notes	396,648	398,576	—
Repayments of unsecured notes including prepayment premium	(723,368)	(316,000)	(200,000)
Repayments of mortgage loans	(29,538)	(175,364)	(56,156)
Proceeds from credit facility	591,300	1,122,700	517,550
Repayments on credit facility	(850,300)	(1,030,700)	(350,550)
Payment of deferred financing costs	(3,550)	(3,656)	(3,629)
Distribution paid on common shares	(279,248)	(282,582)	(280,136)
Distribution paid on units/noncontrolling interests	(8,212)	(7,596)	(7,453)
Net cash used in financing activities	(934,135)	(327,627)	(321,901)
Net increase (decrease) in cash and cash equivalents	12,288	(31,921)	(91,754)
Decrease in cash and cash equivalents related to foreign currency translation	(3,999)	(2,072)	(2,314)
Cash and cash equivalents at beginning of year	35,353	69,346	163,414
Cash and cash equivalents at end of year	$43,642	$35,353	$69,346
See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2016	2015
ASSETS
Real estate:
Land and land improvements	$1,094,470	$1,184,927
Building and improvements	4,501,921	5,131,648
Less accumulated depreciation	(940,115)	(1,148,928)
Operating real estate	4,656,276	5,167,647
Development in progress	267,450	360,948
Land held for development	336,569	336,967
Net real estate	5,260,295	5,865,562
Cash and cash equivalents	43,642	35,353
Restricted cash	12,383	9,018
Accounts receivable, net	13,994	14,343
Deferred rent receivable, net	109,245	118,787
Deferred financing and leasing costs, net	153,393	192,109
Investments in and advances to unconsolidated joint ventures	245,078	218,454
Assets held for sale	4,548	4,954
Prepaid expenses and other assets	150,235	99,049
Total assets	$5,992,813	$6,557,629
LIABILITIES
Mortgage loans, net	$276,650	$307,908
Unsecured notes, net	2,280,286	2,580,108
Credit facility	—	259,000
Accounts payable	65,914	51,382
Accrued interest	21,878	26,154
Distributions payable	71,501	71,787
Other liabilities	206,124	223,499
Total liabilities	2,922,353	3,519,838
Limited partners' equity - 301,483 preferred units outstanding as of December 31, 2016 and December 31, 2015	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 146,993,018 and 147,577,984 common units outstanding as of December 31, 2016 and December 31, 2015, respectively	3,003,391	2,972,581
Limited partners’ equity – 3,530,031 and 3,539,075 common units outstanding as of December 31, 2016 and December 31, 2015, respectively	54,631	53,754
Noncontrolling interest – consolidated joint ventures	4,901	3,919
Total owners’ equity	3,062,923	3,030,254
Total liabilities, limited partners' equity and owners’ equity	$5,992,813	$6,557,629

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
OPERATING REVENUE
Rental	$543,410	$584,165	$568,346
Operating expense reimbursement	190,357	224,608	224,285
Development service fee income	12,941	—	—
Total operating revenue	746,708	808,773	792,631
OPERATING EXPENSE
Rental property	102,481	132,702	138,124
Real estate taxes	99,793	105,410	101,814
General and administrative	68,198	68,710	63,327
Depreciation and amortization	205,090	226,575	231,943
Development service fee expense	12,165	—	—
Impairment - real estate assets	3,879	18,244	117
Total operating expense	491,606	551,641	535,325
Operating income	255,102	257,132	257,306
OTHER INCOME (EXPENSE)
Interest and other income	13,950	23,781	17,600
Loss on debt extinguishment	(27,099)	—	—
Interest expense	(115,077)	(135,779)	(151,887)
Total other income (expense)	(128,226)	(111,998)	(134,287)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	126,876	145,134	123,019
Gain on property dispositions	219,270	100,314	45,147
Income taxes	(1,971)	(2,673)	(2,590)
Equity in earnings of unconsolidated joint ventures	21,970	3,149	10,314
Income from continuing operations	366,145	245,924	175,890
Discontinued operations (including net gain on property dispositions of $46,631 for the year ended December 31, 2014)	—	—	48,581
Net income	366,145	245,924	224,471
Noncontrolling interest – consolidated joint ventures	(258)	(249)	(547)
Preferred unit distributions	(472)	(472)	(472)
Income available to common unitholders	$365,415	$245,203	$223,452

Net income	$366,145	$245,924	$224,471
Other comprehensive (loss) income - foreign currency translation	(34,744)	(12,540)	(15,671)
Other comprehensive income (loss) - derivative instruments	410	(488)	(1,961)
Other comprehensive loss	(34,334)	$(13,028)	$(17,632)
Total comprehensive income	$331,811	$232,896	$206,839
Earnings per common unit
Basic:
Income from continuing operations	$2.44	$1.62	$1.16
Income from discontinued operations	—	—	0.32
Income per common unit - basic	$2.44	$1.62	$1.48
Diluted:
Income from continuing operations	$2.43	$1.61	$1.16
Income from discontinued operations	—	—	0.32
Income per common unit - diluted	$2.43	$1.61	$1.48
Weighted average number of common units outstanding
Basic	149,740	151,783	150,770
Diluted	150,425	152,383	151,440

Net income allocated to general partners	$356,817	$239,483	$218,211
Net income allocated to limited partners	9,070	6,192	5,713
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2014 (1)	146,596,892	3,556,566	$3,056,059	$57,381	$3,622	$3,117,062	$7,537
Contributions from partners	1,957,378		70,930	—	—	70,930	—
Distributions to partners			(281,066)	(6,731)	(250)	(288,047)	(472)
Other comprehensive loss - foreign currency translation			(15,306)	(365)	—	(15,671)	—
Other comprehensive loss - derivative instruments			(1,915)	(46)	—	(1,961)	—
Net income			218,211	5,241	547	223,999	472
Redemption of limited partners common units for common shares	3,000	(3,000)	48	(48)	—	—	—
Balance at December 31, 2014	148,557,270	3,553,566	3,046,961	55,432	3,919	3,106,312	7,537
Contributions from partners	1,328,017		52,560	—	—	52,560	—
Distributions to partners			(282,123)	(6,868)	(249)	(289,240)	(472)
Unit repurchase	(2,321,794)		(71,802)	—	—	(71,802)	—
Other comprehensive loss - foreign currency translation			(12,245)	(295)	—	(12,540)	—
Other comprehensive loss - derivative instruments			(477)	(11)	—	(488)	—
Net income			239,483	5,720	249	245,452	472
Redemption of limited partners common units for common shares	14,491	(14,491)	224	(224)	—	—	—
Balance at December 31, 2015	147,577,984	3,539,075	2,972,581	53,754	3,919	3,030,254	7,537
Contributions from partners	802,834		28,728	—	—	28,728	—
Distributions to partners			(278,764)	(6,780)	(258)	(285,802)	(472)
Unit repurchase	(1,396,844)		(40,896)	—	—	(40,896)	—
Other comprehensive loss - foreign currency translation			(33,925)	(819)	—	(34,744)	—
Other comprehensive loss - derivative instruments			400	10	—	410	—
Net income			356,817	8,598	258	365,673	472
Acquisition of noncontrolling interests			(1,682)	—	982	(700)	—
Redemption of limited partners common units for common shares	9,044	(9,044)	132	(132)	—	—	—
Balance at December 31, 2016	146,993,018	3,530,031	$3,003,391	$54,631	$4,901	$3,062,923	$7,537

(1) The Company adjusted the January 1, 2014 balances of General Partner's Equity and Limited Partners' Equity - Common Units from previous filings. See Note 2.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$366,145	$245,924	$224,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,673	229,779	236,075
Amortization of deferred financing costs	3,974	4,395	4,811
Impairment charges - real estate assets	3,879	18,244	117
Loss on debt extinguishment	27,099	—	—
Equity in earnings of unconsolidated joint ventures	(21,970)	(3,149)	(10,314)
Distributions from unconsolidated joint ventures	—	2,444	—
Gain on property dispositions	(219,270)	(100,314)	(91,778)
Noncash compensation	14,478	12,919	12,457
Other	(6,128)	(9,937)	(7,935)
Changes in operating assets and liabilities:
Restricted cash	4,352	10,478	30,286
Accounts receivable	421	1,009	(1,770)
Deferred rent receivable	(16,927)	(23,167)	(15,263)
Prepaid expenses and other assets	(16,766)	(14,540)	(28,360)
Accounts payable	8,943	1,822	5,299
Accrued interest	(4,276)	1,641	(1,264)
Other liabilities	(18,606)	7,818	(20,348)
Net cash provided by operating activities	333,021	385,366	336,484
INVESTING ACTIVITIES
Investment in properties – acquisitions	(9,216)	(111,811)	(124,962)
Investment in properties – other	(54,249)	(77,626)	(102,466)
Investments in and advances to unconsolidated joint ventures	(70,581)	(43,676)	(22,243)
Distributions from unconsolidated joint ventures	63,048	33,195	15,330
Net proceeds from disposition of properties/land	1,192,918	530,440	559,322
Investment in development in progress	(342,489)	(210,677)	(288,375)
Investment in land held for development	(110,082)	(150,523)	(105,324)
Payment of deferred leasing costs	(32,682)	(48,672)	(40,123)
Other	(23,265)	(10,310)	2,504
Net cash provided by (used in) investing activities	613,402	(89,660)	(106,337)
FINANCING ACTIVITIES
Proceeds from unsecured notes	396,648	398,576	—
Repayments of unsecured notes including prepayment premium	(723,368)	(316,000)	(200,000)
Repayments of mortgage loans	(29,538)	(175,364)	(56,156)
Proceeds from credit facility	591,300	1,122,700	517,550
Repayments on credit facility	(850,300)	(1,030,700)	(350,550)
Payment of deferred financing costs	(3,550)	(3,656)	(3,629)
Capital contributions	13,029	38,797	58,473
Distributions to partners/noncontrolling interest holders	(328,356)	(361,980)	(287,589)
Net cash used in financing activities	(934,135)	(327,627)	(321,901)
Net increase (decrease) in cash and cash equivalents	12,288	(31,921)	(91,754)
Decrease in cash and cash equivalents related to foreign currency translation	(3,999)	(2,072)	(2,314)
Cash and cash equivalents at beginning of year	35,353	69,346	163,414
Cash and cash equivalents at end of year	$43,642	$35,353	$69,346

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2016
1.     ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2016. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” means the Trust and Operating Partnership collectively.

As of January 1, 2016 under the revised accounting standard Topic 810 (see Recently Issued Accounting Standards below), the Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $18.7 million and $20.5 million as of December 31, 2016 and 2015, respectively.
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
Expenditures directly related to the development and improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. The total of capitalized compensation costs directly related to the development of property for the years ended December 31, 2016, 2015 and 2014 was $7.2 million, $5.5 million and $5.1 million, respectively. Construction related payables at December 31, 2016 and 2015 were $37.1 million and $42.9 million, respectively.
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
Acquisition-related costs for vacant properties are capitalized and included in net real estate at cost. Beginning on October 1, 2016, with the Company's adoption of ASU 2017-01 (see below), acquisition-related costs for properties with in-place leases are also capitalized and included in net real estate at cost. Expenditures for maintenance and repairs are charged to operations as incurred.
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
No impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2014, 2015 or 2016.
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
The allowance for doubtful accounts at December 31, 2016 and 2015 was $7.3 million and $6.9 million, respectively. The Company recognized bad debt expense of $0.6 million, $2.0 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Revenue Recognition
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
In the fourth quarter of 2016, the Company entered into an agreement relating to the fee development of an office building at its Camden Waterfront project in Camden, NJ. Project revenues and related costs and expenses are presented on a gross basis as "Development service fee income" and "Development service fee expense" in the Consolidated Statements of Comprehensive Income. Additionally, at the same time, the Company began classifying development fees and expenses relating to its fee development arrangements for certain unconsolidated joint venture projects in a manner consistent with the Camden project described above. Previously, development service fee income relating to its unconsolidated joint ventures had been classified as other income and development service fee expense had been classified as general and administrative expense in amounts as follows:

	Nine months ended	Year ended December 31,
	September 30, 2016 (unaudited)	2015	2014
Other income	$3,789	$6,159	$2,456
General and administrative expense	$3,210	$3,730	$1,608
Revenue and expense associated with service fee development is accounted for under the percentage of completion method. Revenues are recognized on the percentage of completion method based on applicable costs incurred with respect to each development agreement. The Company uses the relative sales value method to allocate costs and recognize profits from service fee development. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined.
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
Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to these leasing services is capitalized and amortized as a deferred leasing cost over the term of the related lease. The total of this capitalized compensation was $3.8 million, $4.6 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures, gives guidance on the fair value measurement of a financial asset or liability. Inputs used to develop fair value are classified in one of three categories: Level 1 inputs (quoted prices (unadjusted) in active markets for identical assets or liabilities), Level 2 inputs (inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly) and Level 3 inputs (unobservable inputs for the asset or liability).
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2016 and December 31, 2015. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The Company determines the fair value of its interest rate swaps by using the standard methodology of netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate swaps are based on expectations of future LIBOR interest rates (forward curves) estimated by observing market LIBOR interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented. See Note 20 - Derivative Instruments.
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2016 and December 31, 2015. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.

The following summarizes the fair value of the Company's mortgage loans and unsecured notes at December 31, 2015 and December 31, 2016 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2015	$307,908	$306,334	$2,580,108	$2,616,395
As of December 31, 2016	$276,650	$286,684	$2,280,286	$2,340,762
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
There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company's policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There were no interest or penalties deducted in any of the years ended December 31, 2016, 2015 and 2014 and no interest and penalties accrued at December 31, 2016 or December 31, 2015 which related to any uncertain tax positions or significant unrecognized tax benefits.
Certain of the Company's taxable REIT subsidiaries had net operating loss carryforwards available of approximately $30.8 million as of December 31, 2016. These carryforwards begin to expire in 2018. The Company has considered future taxable income and has determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and (in prior years) Luxembourg. With few exceptions, the Company and its subsidiaries are no longer subject to examination by taxing authorities in these jurisdictions for years prior to 2010.
The Federal tax cost basis of the wholly owned real estate was $6.5 billion and $7.6 billion at December 31, 2016 and 2015, respectively.
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
Recently Issued Accounting Standards
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"), which gives guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new standard is effective for fiscal years ending after December 15, 2016 and for annual and interim periods thereafter. The Company adopted ASU 2014-15 during the fourth quarter of 2016. No additional disclosures were necessary as a result of this adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance (except revenue in the scope of other accounting standards, including standards related to leasing). The standard clarifies the required factors that an entity must consider when recognizing revenue and requires additional disclosures concerning contracts with customers, judgments concerning revenue recognition, and assets recognized for the costs to obtain or fulfill a contract. The standard also provides guidance regarding the measurement of gains and losses relative to the sale of certain nonfinancial assets, including real estate. ASU 2014-09 is effective for the Company beginning January 1, 2018. The Company has performed an initial assessment of ASU 2014-09 and plans to adopt the standard using the modified retrospective approach. Upon adoption of ASU 2016-02 (see below), the majority of our revenue will be subject to the allocation provisions outlined within the revenue standard. The Company is currently evaluating the specific implementation requirements for allocating the consideration within our contracts in accordance with ASU 2014-09 as well as other transactions subject to ASU 2014-09. The Company does not expect the new standard to have a material impact on the measurement and recognition of gains and losses on the sale of properties.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"). The standard requires that all entities re-evaluate and revise consolidation documentation for limited partnerships and similar legal entities. It makes changes to both the variable interest model and voting model. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on the Company's financial position and results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. For leases in which the Company is the lessor, the standard requires that the lease and non-lease components of the lease agreement should be separated. Revenue related to the lease component of the contract will be recognized on a straight-line basis, while revenue related to the non-lease component will be recognized under the provisions of ASU 2014-09 (see above). For lease agreements longer than one year in which the Company is the lessee, the Company will measure the present value of the future lease payments and recognize a right-of-use asset and corresponding lease liability on its balance sheet. In addition, the new standard states that only direct leasing costs may be capitalized. The Company is evaluating the impact ASU 2016-02 will have on its financial position and results of operations.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is designed to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017. Early adoption of ASU 2016-09 is permitted. Certain amendments in the standard are to be applied retrospectively and certain amendments are to be applied prospectively. The Company does not believe that ASU 2016-09 will have a material impact on its financial position and results of operations.
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
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 is designed to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses with application of the standard applied on a prospective basis upon adoption. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company has elected to early adopt ASU 2017-01 beginning on October 1, 2016. The adoption of ASU 2017-01 did not have a material impact on the Company's financial position or results of operations.
Adjustment of previously reported financial information
The Company became a party to a land development agreement in the United Kingdom also known as Kings Hill in 2003.  The agreement between the Company and Kent County Council (“KCC”) provides for the Company’s participation in profits realized from the development and sale of primarily residential land and infrastructure.  This development has proceeded in phases with Phase 1 of the project complete, and with Phase 2 of the project nearing completion as of the end of 2016. In August 2015, the

Company also received planning permission to convert, develop and sell certain commercial land at Kings Hill as residential.  This additional residential development is known as Phase 3.
The Company has recognized its profit participation from the Kings Hill development as Other Income as KCC’s land has been sold and all related rights and obligations have lapsed over the course of the project.  As Phase 2 was coming nearer to completion by the end of 2016, the Company determined that net profit from Kings Hill was not properly recognized in prior periods.  The Company determined that the errors resulted largely from incorrect assumptions in its accounting model used to calculate the cost of sales to be recognized when land was sold and all related rights and obligations lapsed and in establishing its UK income tax provision beginning in 2003.  In the aggregate, using the current exchange rate as of December 31, 2016, these errors resulted in a cumulative understatement of Other Income of $12.7 million and a cumulative overstatement of Income Taxes of $3.9 million in the current and prior periods.
The net effect of these adjustments from amounts the Company previously reported resulted in a decrease in net income of $0.5 million for the year ended December 31, 2016, an increase in net income of $1.5 million for the year ended December 31, 2015, and an increase in net income of $308,000 for the year ended December 31, 2014.  The remaining net impact of these adjustments relates to periods prior to 2014.
In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction of the period-specific effects of the change, if material. Based on our evaluation of the relevant quantitative and qualitative factors, we determined the identified corrections are immaterial to the Company’s individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to the Company's current year Consolidated Statements of Comprehensive Income. Consequently, the Company has adjusted certain prior period amounts to correct these errors.
The tables below summarize the effect of the adjustment to previously reported consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014.

Liberty Property Trust
Consolidated Balance Sheet (in thousands)	December 31, 2015
	As previously reported	Adjustment	As adjusted
Other liabilities	$243,806	$(20,307)	$223,499
Total liabilities	3,540,145	(20,307)	3,519,838

Accumulated other comprehensive loss	(17,893)	(4,613)	(22,506)
Distributions in excess of net income	(698,954)	24,266	(674,688)
Total Liberty Property Trust shareholders' equity	2,952,928	19,653	2,972,581
Noncontrolling interest - operating partnership	53,100	654	53,754
Total equity	3,009,947	20,307	3,030,254

Liberty Property Limited Partnership
Consolidated Balance Sheet (in thousands)	December 31, 2015
	As previously reported	Adjustment	As adjusted
Other liabilities	$243,806	$(20,307)	$223,499
Total liabilities	3,540,145	(20,307)	3,519,838

General Partner's equity	2,952,928	19,653	2,972,581
Limited partners' equity	53,100	654	53,754
Total owners' equity	3,009,947	20,307	3,030,254

Liberty Property Trust
Consolidated Statements of Comprehensive Income
(in thousands except per share amounts)	Year ended December 31, 2015			Year ended December 31, 2014
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Interest and other income	$22,863	$918	$23,781	$17,669	$(69)	$17,600
Total other income (expense)	(112,916)	918	(111,998)	(134,218)	(69)	(134,287)

Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	144,216	918	145,134	123,088	(69)	123,019

Income taxes	(3,233)	560	(2,673)	(2,967)	377	(2,590)

Income from continuing operations	244,446	1,478	245,924	175,582	308	175,890
Net income	244,446	1,478	245,924	224,163	308	224,471
Noncontrolling interest - operating partnership	(6,158)	(34)	(6,192)	(5,706)	(7)	(5,713)
Income available to common shareholders	238,039	1,444	239,483	217,910	301	218,211

Other comprehensive loss - foreign currency translation	(11,433)	(1,107)	(12,540)	(14,415)	(1,256)	(15,671)
Other comprehensive loss	(11,921)	(1,107)	(13,028)	(16,376)	(1,256)	(17,632)
Total comprehensive income	232,525	371	232,896	207,787	(948)	206,839
Less: comprehensive income attributable to noncontrolling interest	(6,127)	(8)	(6,135)	(5,870)	(8)	(5,878)
Comprehensive income attributable to common shareholders	$226,398	$363	$226,761	$201,917	$(956)	$200,961

Income from continuing operations per common share - basic	$1.61	$0.01	$1.62	$1.16	$—	$1.16
Income per common share - basic	$1.61	$0.01	$1.62	$1.48	$—	$1.48

Income per common share - diluted	$1.60	$0.01	$1.61	$1.15	$0.01	$1.16
Income per common share - diluted	$1.60	$0.01	$1.61	$1.47	$0.01	$1.48

Liberty Property Limited Partnership
Consolidated Statements of Comprehensive Income
(in thousands except per share amounts)	Year ended December 31, 2015			Year ended December 31, 2014
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Interest and other income	$22,863	$918	$23,781	$17,669	$(69)	$17,600
Total other income (expense)	(112,916)	918	(111,998)	(134,218)	(69)	(134,287)

Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	144,216	918	145,134	123,088	(69)	123,019

Income taxes	(3,233)	560	(2,673)	(2,967)	377	(2,590)

Income from continuing operations	244,446	1,478	245,924	175,582	308	175,890
Net income	244,446	1,478	245,924	224,163	308	224,471
Income available to common unitholders	243,725	1,478	245,203	223,144	308	223,452

Other comprehensive loss - foreign currency translation	(11,433)	(1,107)	(12,540)	(14,415)	(1,256)	(15,671)
Other comprehensive loss	(11,921)	(1,107)	(13,028)	(16,376)	(1,256)	(17,632)
Total comprehensive income	232,525	371	232,896	207,787	(948)	206,839

Income from continuing operations per common unit - basic	$1.61	$0.01	$1.62	$1.16	$—	$1.16
Income per common unit - basic	$1.61	$0.01	$1.62	$1.48	$—	$1.48

Income per common unit - diluted	$1.60	$0.01	$1.61	$1.15	$0.01	$1.16
Income per common share - diluted	$1.60	$0.01	$1.61	$1.47	$0.01	$1.48

Net income allocated to general partners	$238,039	$1,444	$239,483	$217,910	$301	$218,211
Net income allocated to limited partners	$6,158	$34	$6,192	$5,706	$7	$5,713

Liberty Property Trust
Consolidated Statements of Cash Flows (in thousands)
	Year ended December 31, 2015			Year ended December 31, 2014
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Net income	$244,446	$1,478	$245,924	$224,163	$308	$224,471
Changes in operating assets and liabilities:
Other liabilities	9,296	(1,478)	7,818	(20,040)	(308)	(20,348)

Liberty Property Limited Partnership
Consolidated Statements of Cash Flows (in thousands)
	Year ended December 31, 2015			Year ended December 31, 2014
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Net income	$244,446	$1,478	$245,924	$224,163	$308	$224,471
Changes in operating assets and liabilities:
Other liabilities	9,296	(1,478)	7,818	(20,040)	(308)	(20,348)

The Company also made changes to the January 1, 2014 balances in the Consolidated Statements of Equity as follows:

Liberty Property Trust
Consolidated Statements of Equity (in thousands)	January 1, 2014
	As previously reported	Adjustment	As adjusted
Accumulated other comprehensive income (loss)	$9,742	$(2,305)	$7,437
Distributions in excess of net income	(591,713)	22,520	(569,193)
Total Liberty Property Trust shareholders' equity	3,035,844	20,215	3,056,059
Noncontrolling interest - operating partnership - common	56,713	668	57,381
Total equity	3,096,179	20,883	3,117,062

Liberty Property Limited Partnership
Consolidated Statements of Equity (in thousands)	January 1, 2014
	As previously reported	Adjustment	As adjusted
General partner's equity	$3,035,844	$20,215	$3,056,059
Limited partners' equity	56,713	668	57,381
Total owners' equity	3,096,179	20,883	3,117,062

3.     INCOME PER COMMON SHARE OF THE TRUST

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	2016			2015
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$356,817	146,204	$2.44	$239,483	148,243	$1.62
Dilutive shares for long-term compensation plans	—	685		—	600
Net income available to common shareholders - diluted	$356,817	146,889	$2.43	$239,483	148,843	$1.61

	2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$170,772	147,216	$1.16
Dilutive shares for long-term compensation plans	—	670
Income from continuing operations net of noncontrolling interest - diluted	$170,772	147,886	$1.16
Discontinued operations net of noncontrolling interest - basic	$47,439	147,216	$0.32
Dilutive shares for long-term compensation plans	—	670
Discontinued operations net of noncontrolling interest - diluted	$47,439	147,886	$0.32
Net income available to common shareholders - basic	$218,211	147,216	$1.48
Dilutive shares for long-term compensation plans	—	670
Net income available to common shareholders - diluted	$218,211	147,886	$1.48

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share as the exercise price was higher than the average share price of the Company in 2016, 2015 and 2014 were 755,000, 1.5 million and 850,000, respectively.
During the years ended December 31, 2016, 2015 and 2014, 369,000, 65,000 and 44,000 common shares, respectively, were issued upon the exercise of options.
During the years ended December 31, 2016, 2015 and 2014, individuals acquired 9,044, 14,491 and 3,000 common shares, respectively, in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2016, 2015 and 2014, distributions per common share were $1.90 for each period.

4.    INCOME PER COMMON UNIT OF THE OPERATING PARTNERSHIP

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	2016			2015
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income - net of noncontrolling interest - consolidated joint ventures	$365,887			$245,675
Less: Preferred unit distributions	(472)			(472)
Income available to common unitholders - basic	$365,415	149,740	$2.44	$245,203	151,783	$1.62
Dilutive units for long-term compensation plans	—	685		—	600
Income available to common unitholders - diluted	$365,415	150,425	$2.43	$245,203	152,383	$1.61

	2014
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$175,343
Less: Preferred unit distributions	(472)
Income from continuing operations available to common unitholders - basic	$174,871	150,770	$1.16
Dilutive units for long-term compensation plans	—	670
Income from continuing operations available to common unitholders - diluted	$174,871	151,440	$1.16
Income from discontinued operations - basic	$48,581	150,770	$0.32
Dilutive units for long-term compensation plans	—	670
Income from discontinued operations - diluted	$48,581	151,440	$0.32
Income available to common unitholders - basic	$223,452	150,770	$1.48
Dilutive units for long-term compensation plans	—	670
Income available to common unitholders - diluted	$223,452	151,440	$1.48

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit as the exercise price was higher than the average unit price of the Company in 2016, 2015 and 2014 were 755,000, 1.5 million and 850,000, respectively.
During the years ended December 31, 2016, 2015 and 2014, 369,000, 65,000 and 44,000 common units, respectively, were issued upon the exercise of options.

During the years ended December 31, 2016, 2015 and 2014, individuals acquired 9,044, 14,491 and 3,000 common shares of the Trust in exchange for the same number of common units of the Operating Partnership. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2016, 2015 and 2014, distributions per common unit were $1.90 for each period.

5.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	December 31,
	2016	2015
Foreign Currency Translation:
Beginning balance	$(22,023)	$(9,483)
Translation adjustment	(34,744)	(12,540)
Ending balance	(56,767)	(22,023)

Derivative Instruments:
Beginning balance	(865)	(377)
Unrealized loss	(659)	(1,884)
Reclassification adjustment (1)	1,069	1,396
Ending balance	(455)	(865)
Total accumulated other comprehensive loss	(57,222)	(22,888)
Less: portion included in noncontrolling interest – operating partnership	1,191	382
Total accumulated other comprehensive loss included in shareholders' equity	$(56,031)	$(22,506)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
6.     REAL ESTATE
The Company owns and operates industrial and office properties. The carrying value of these properties by type as of December 31, 2016 and 2015 is as follows (in thousands):

	Land	Building
	and Land	and		Accumulated
	Improvements	Improvements	Total	Depreciation
2016
Industrial properties	$919,951	$3,757,063	$4,677,014	$734,595
Office properties	174,519	744,858	919,377	205,520

2016 Total	$1,094,470	$4,501,921	$5,596,391	$940,115

2015
Industrial properties	$824,140	$3,637,484	$4,461,624	$698,456
Office properties	360,787	1,494,164	1,854,951	450,472

2015 Total	$1,184,927	$5,131,648	$6,316,575	$1,148,928
Depreciation expense was $166.8 million, $181.0 million and $179.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Information on the operating properties the Company sold during the years ended December 31, 2016 and 2015 is as follows:
2016 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Chicago/Milwaukee	1	5	171,114	$10,625
Florida	51	12	3,509,641	505,828
Lehigh/Central PA	1	—	120,777	11,200
Minnesota	23	—	1,866,161	189,200
Philadelphia	—	1	—	2,640
Southeastern PA	31	—	2,165,002	266,821
Other	18	18	1,631,295	224,241
Total	125	36	9,463,990	$1,210,555
2015 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Carolinas/Richmond	22	3	1,319,299	$110,054
Florida	4	—	874,125	55,425
Minnesota	2	—	222,642	25,700
Southeastern PA	46	20	2,724,489	316,583
Other	7	—	569,618	37,371
Total	81	23	5,710,173	$545,133

Included in the sales for the year ended December 31, 2015 are 22 properties and three acres of land in the Carolinas/Richmond segment that the Company sold for $110.3 million to a firm in which the brother of David L. Lingerfelt, a member of the Company's Board of Trustees, has an equity interest.
During the year ended December 31, 2015, the Company completed a portfolio sale consisting of 41 properties and 20 acres of land in the Southeastern PA segment. As of December 31, 2016 and 2015 the Company had deferred gain recognition related to this sale in the amount of $14.3 million which is recorded in other liabilities on the accompanying consolidated balance sheets.

Information on the operating properties and land parcels the Company acquired during the years ended December 31, 2016 and 2015 is as follows:
2016 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Carolinas/Richmond	—	13	—	$2,251
Chicago/Milwaukee	1	6	73,160	11,064
Lehigh/Central PA	—	76	—	15,395
Philadelphia	—	6	—	13,943
Southeastern PA	—	8	—	3,344
Other	—	108	—	14,895
Total	1	217	73,160	$60,892
2015 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Carolinas/Richmond	—	94	—	$1,727
Houston	3	139	921,196	86,497
Lehigh/Central PA	—	281	—	62,402
Minnesota	1	188	197,956	24,541
Other	1	56	410,059	45,248
Total	5	758	1,529,211	$220,415

7.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Listed below are the unconsolidated joint ventures in which the Company has a noncontrolling interest. The Company receives fees from these joint ventures for services it provides. These services include property management, leasing, development and administration. These fees are generally included in interest and other income in the accompanying consolidated statements of comprehensive income. For the three months ended December 31, 2016, the Company began including development-related fees in development service income in the consolidated statements of comprehensive income. The Company may also receive a promoted interest if certain return thresholds are met. The accounting policies for the unconsolidated joint ventures in which the Company has a noncontrolling interest are the same as those for the Company.
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
Liberty Venture I, LP
As of December 31, 2016, the Company had a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company's New Jersey reportable segment.
As of December 31, 2016, the joint venture owned 28 industrial properties totaling 4.5 million square feet. The joint venture also had one property under development, which is expected to comprise, upon completion, 302,000 square feet and is expected to represent a Total Investment of $20.5 million.

During the year ended December 31, 2015, the joint venture realized gross proceeds of $8.5 million from the sale of one property totaling 198,000 square feet.
The Company had a receivable from Liberty Venture I, LP for $250,000 and $451,000 as of December 31, 2016 and 2015, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
During the year ended December 31, 2014, the joint venture acquired three properties comprising 603,000 square feet and 51 acres of land from the Company for $43.0 million. The Company recognized a gain of $2.5 million on this transaction. This gain is included in gain on property dispositions in the Company's consolidated statements of comprehensive income.
The Company recognized $2.3 million, $1.6 million and $1.4 million in fees for services during the years ended December 31, 2016, 2015 and 2014, respectively.
Kings Hill Unit Trust
As of December 31, 2016, the Company had a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2016, the joint venture owned three industrial properties and 11 office properties totaling 490,000 square feet.
The Company had notes receivable from Kings Hill Unit Trust for an aggregate of $4.1 million and $4.7 million as of December 31, 2016 and 2015, respectively. The note receivable bears interest at a rate of 10% and is due in November 2020. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $121,000 and $271,000 as of December 31, 2016 and 2015, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $293,000, $304,000 and $285,000 in fees for services during the years ended December 31, 2016, 2015 and 2014, respectively.
Liberty Illinois, LP
As of December 31, 2016, the Company had a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company's Chicago/Milwaukee reportable segment.
As of December 31, 2016, the joint venture owned 12 industrial properties totaling 4.9 million square feet and 248 acres of developable land.
During the year ended December 31, 2016, the joint venture sold four properties containing 636,000 square feet for $32.5 million. The Company's share of gain on property dispositions was $1.0 million and is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
The Company had a receivable from Liberty Illinois, LP for $132,000 of December 31, 2016. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $1.0 million, $1.3 million and $1.0 million in fees for services during the years ended December 31, 2016, 2015 and 2014, respectively.
Liberty Washington, LP
As of December 31, 2016, the Company had a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Washington, D.C (and formerly Northern Virginia). This joint venture's properties are part of the Company's DC Metro reportable segment. During the year ended December 31, 2016, the Company divested itself of properties in this joint venture that were located in Northern Virginia (see below). These properties had been part of a reportable segment classified as Other.
As of December 31, 2016, the joint venture owned two office properties totaling 451,000 square feet.

During the year ended December 31, 2016, the joint venture sold 12 properties located in Northern Virginia containing 1.2 million square feet and 6.0 acres of land for $187.2 million.
During the year ended December 31, 2016, due to adverse conditions in the Northern Virginia office market, six properties containing 698,000 square feet were transferred to mortgage lenders in satisfaction of an aggregate of $112.5 million in nonrecourse mortgage loans that were secured by the properties. The book values of these properties had been written down to fair value in prior periods.
Because these loans were nonrecourse, the Company believes that the transfers described above will not have an ongoing effect on its operating results or financial condition.
The Company's share of gain from property dispositions and extinguishment of debt is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2016, the Company's share of gain from extinguishment of debt was $4.2 million. The Company's share of gain on property dispositions for the year ended December 31, 2016 was $6.0 million.
During the year ended December 31, 2015, the joint venture realized gross proceeds of $5.0 million from the sale of one property totaling 80,000 square feet.
The Company had a receivable from Liberty Washington, LP for $322,000 and $693,000 as of December 31, 2016 and 2015, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
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
The Company recognized $2.0 million, $4.8 million and $4.4 million in fees for services during the years ended December 31, 2016, 2015 and 2014, respectively.
Liberty/Comcast 1701 JFK Boulevard, LP
As of December 31, 2016, the Company had a 20% interest in Liberty/Comcast 1701 JFK Boulevard LP ("Liberty/Comcast"), formerly known as Liberty/Commerz 1701 JFK Boulevard, LP, an entity engaged in the ownership of a 1.25 million square foot office tower in Philadelphia, Pennsylvania. During the year ended December 31, 2015, the limited partnership agreement was amended to replace the general partner and admit a new general partner. As a result of this amendment the Company determined that this joint venture is a VIE. Because the Company and its third party partner share control of the joint venture as both parties have the power to direct its activities, the Company determined that it is not the primary beneficiary and that the equity method of accounting is appropriate. This joint venture is part of the Company's Philadelphia reportable segment.
The Company had a payable to this joint venture for $59,000 as of both December 31, 2016 and 2015. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from this joint venture for $401,000 and $407,000 as of December 31, 2016 and 2015, respectively. This related party receivable is reflected in prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $2.7 million, $2.7 million and $2.4 million in fees for services during the years ended December 31, 2016, 2015 and 2014 respectively.

Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the "Project") located in Philadelphia, Pennsylvania as part of a mixed-use development. The 59-story building will include 1.3 million square feet of leasable office space (the "Office") and a 222-room Four Seasons Hotel (the "Hotel") (collectively, "Liberty Property 18th and Arch"). Completion of the first phase of the Project is anticipated to be in the third quarter of 2017. Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $932 million.  The Company's investment in the project is expected to be approximately $186 million with 20% ownership interests in both joint ventures. As of December 31, 2016, the Company's investment in these joint ventures was $133.0 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. The Company began development on the building during 2014 and as of December 31, 2016, the total development in progress for the joint ventures was $671.0 million. These joint ventures are part of the Company's Philadelphia reportable segment.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. The Company is accounting for the development of this project using the percentage of completion method. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $4.8 million, $5.1 million and $1.8 million, respectively, in developer and other fees related to the project.
The Company had a receivable from this joint venture of $1.3 million as of December 31, 2016. This receivable is included in prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company had a payable to this joint venture of $1.2 million as of December 31, 2015. This payable is included in other liabilities in the Company's consolidated balance sheets.
During the year ended December 31, 2016, the joint venture sold three residential condominium units located on the 45th floor containing 14,700 square feet for $14.3 million. The Company's share of gain on property dispositions was $0.3 million and is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
The Company will manage and lease the Office and Four Seasons Hotels Limited will manage the Hotel.
Other Joint Ventures
As of December 31, 2016, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has six operating properties and an investment in land held for development and is part of the Company's Orlando reportable segment. One of these joint ventures sold its real estate assets in 2016 and was part of the Company's United Kingdom reportable segment. The sales price was $13.7 million and the Company's share of the loss on sale was $6,000. This amount is included in in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
One joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company's United Kingdom reportable segment. The Company had a note payable due to this joint venture of $2.3 million and $2.7 million as of December 31, 2016 and 2015, respectively. The note payable is interest free and is due upon written notice from the joint venture. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
Additionally, as of December 31, 2016, the Company had a 20% ownership interest in an unconsolidated joint venture that owns one acre of developable land and is part of the Company's Philadelphia reportable segment.
The Company's share of each of the joint venture's earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
Summary Financial Data
The condensed balance sheets as of December 31, 2016 and 2015 and condensed statements of operations for the years ended December 31, 2016, 2015 and 2014 for Liberty Venture I LP, Kings Hill Unit Trust, Liberty Illinois, LP, Liberty Washington LP, Liberty/Comcast, Liberty Property 18th & Arch, and the other unconsolidated joint ventures are as follows (in thousands):

Condensed Balance Sheets:

	December 31, 2016
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other	Total
Real estate assets	$226,313	$137,960	$251,765	$289,627	$495,842	$—	$71,722	$1,473,229
Accumulated depreciation	(42,779)	(26,872)	(51,901)	(44,235)	(125,014)	—	(9,702)	(300,503)
Real estate assets, net	183,534	111,088	199,864	245,392	370,828	—	62,020	1,172,726
Development in progress	6,886	—	—	—	—	671,032	—	677,918
Land held for development	—	—	31,567	—	—	—	42,259	73,826
Other assets	23,494	9,603	19,036	18,749	48,074	52,053	29,654	200,663
Total assets	$213,914	$120,691	$250,467	$264,141	$418,902	$723,085	$133,933	$2,125,133

Debt	$154,386	$83,846	$137,294	$103,667	$309,475	$—	$57,660	$846,328
Other liabilities	6,673	24,513	8,433	4,385	9,964	95,574	17,155	166,697
Equity	52,855	12,332	104,740	156,089	99,463	627,511	59,118	1,112,108
Total liabilities and equity	$213,914	$120,691	$250,467	$264,141	$418,902	$723,085	$133,933	$2,125,133

Company's net investment in unconsolidated joint ventures (1)	$11,175	$5,349	$15,339	$38,863	$18,688	$132,952	$22,712	$245,078

	December 31, 2015
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast	18th and Arch (2)	Other	Total
Real estate assets	$168,690	$164,603	$263,552	$534,132	$495,248	$—	$67,940	$1,694,165
Accumulated depreciation	(37,473)	(28,513)	(54,308)	(43,224)	(111,067)	—	(10,950)	(285,535)
Real estate assets, net	131,217	136,090	209,244	490,908	384,181	—	56,990	1,408,630
Development in progress	34,878	—	22,998	—	—	323,615	17,401	398,892
Land held for development	4,471	—	28,590	2,000	—	—	42,495	77,556
Other assets	14,860	8,967	20,668	52,429	47,441	15,594	49,312	209,271
Total assets	$185,426	$145,057	$281,500	$545,337	$431,622	$339,209	$166,198	$2,094,349

Debt	$121,793	$99,603	$155,601	$314,080	$313,402	$—	$56,739	$1,061,218
Other liabilities	10,571	27,408	8,594	10,634	9,618	40,958	29,064	136,847
Equity	53,062	18,046	117,305	220,623	108,602	298,251	80,395	896,284
Total liabilities and equity	$185,426	$145,057	$281,500	$545,337	$431,622	$339,209	$166,198	$2,094,349

Company's net investment in unconsolidated joint ventures (1)	$11,563	$6,789	$18,221	$55,552	$20,465	$62,677	$43,187	$218,454

Condensed Statements of Operations:

	Year Ended December 31, 2016
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust(4)	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$25,149	$11,926	$26,599	$39,727	$65,587	$—	$9,888	$178,876
Operating expense	6,835	4,854	9,961	15,935	26,761	280	2,801	67,427
	18,314	7,072	16,638	23,792	38,826	(280)	7,087	111,449

Interest	(4,182)	(2,554)	(7,243)	(10,866)	(19,737)	—	(2,462)	(47,044)
Depreciation and amortization	(6,375)	(3,557)	(7,589)	(10,750)	(14,513)	—	(1,925)	(44,709)
Other income (expense)	50	(77)	64	257	(213)	1,270	7,123	8,474
Gain (loss) on sale/impairment	—	—	4,068	40,943	—	—	(11)	45,000
Net income (loss)	$7,807	$884	$5,938	$43,376	$4,363	$990	$9,812	$73,170

Company's equity in earnings (loss) of unconsolidated joint ventures	$2,332	$275	$2,065	$10,857	$1,594	$213	$4,634	$21,970

	Year Ended December 31, 2015
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$23,708	$12,602	$26,085	$71,101	$68,444	$—	$9,387	$211,327
Operating expense	7,977	5,261	9,303	27,384	29,692	221	2,727	82,565
	15,731	7,341	16,782	43,717	38,752	(221)	6,660	128,762

Interest	(5,415)	(6,116)	(8,441)	(17,353)	(19,936)	—	(2,248)	(59,509)
Depreciation and amortization	(6,399)	(3,954)	(7,406)	(20,725)	(14,442)	—	(1,840)	(54,766)
Other income (expense)	68	45,604	29	531	(227)	30	9,925	55,960
Gain (loss) on sale/impairment	760	—	—	(56,792)	—	—	—	(56,032)
Net income (loss)	$4,745	$42,875	$964	$(50,622)	$4,147	$(191)	$12,497	$14,415

Company's equity in earnings (loss) of unconsolidated joint ventures	$1,540	$(425)	$807	$(7,314)	$2,053	$(29)	$6,517	$3,149

	Year Ended December 31, 2014
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$19,277	$13,221	$25,181	$72,824	$63,580	$—	$8,923	$203,006
Operating expense	6,398	5,387	8,965	28,349	23,557	199	2,897	75,752
	12,879	7,834	16,216	44,475	40,023	(199)	6,026	127,254

Interest	(5,078)	(6,110)	(7,932)	(18,612)	(20,179)	—	(3,415)	(61,326)
Depreciation and amortization	(5,757)	(4,135)	(7,380)	(27,112)	(14,591)	—	(1,891)	(60,866)
Other income (expense)	(17)	208	39	375	(278)	(13)	9,090	9,404
Loss from discontinued operations	—	—	187	(172,691)	—	—	—	(172,504)
Net income (loss)	$2,027	$(2,203)	$1,130	$(173,565)	$4,975	$(212)	$9,810	$(158,038)

Company's equity in earnings (loss) of unconsolidated joint ventures	$788	$(288)	$824	$2,251	$1,633	$(33)	$5,139	$10,314

(1)
Differences between the Company's net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture are primarily a result of impairments related to the Company's investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. These adjustments have resulted in an aggregate difference reducing the Company's investments in unconsolidated joint ventures by $1.4 million and $4.5 million as of December 31, 2016 and 2015, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

(2)	Represents the combined results of two joint ventures related to the property at 18th and Arch Streets, Philadelphia.

(3)
Other income/(expense) for this group of joint ventures reflects gains related to the sales of land leasehold interests totaling $7.1 million, $9.9 million and $9.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.     DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs were comprised of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Deferred financing costs	$11,917	$11,917
Deferred leasing costs	190,849	229,798
Market value intangible	19,451	20,178
Origination value intangible	83,485	106,014
	305,702	367,907
Accumulated amortization:
Deferred financing costs	10,152	8,713
Deferred leasing costs	76,174	97,840
Market value intangible	12,626	10,358
Origination value intangible	53,357	58,887
	152,309	175,798
Deferred financing and leasing costs, net	$153,393	$192,109
Amortization of deferred financing costs was $4.0 million, $4.4 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of deferred leasing costs and origination value intangible was $37.1 million, $44.2 million and $51.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the remaining weighted-average amortization period was 3.7 years for market value intangible and 4.6 years for origination value intangible.
The table above includes market value intangible assets. There were also $4.4 million and $6.1 million of unamortized market value intangible liabilities as of December 31, 2016 and 2015, respectively. These liabilities are included as other liabilities in the accompanying consolidated balance sheets of the Company. Amortization of the aggregate asset and liability for market value intangible was an expense of $1.6 million, $1.9 million and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts were included as a decrease in rental revenue in the accompanying consolidated statements of comprehensive income.
The aggregate amortization of net market value intangible assets and liabilities is a decrease (increase) in rental revenue over the next five years and thereafter as follows (in thousands):

2017	$1,446
2018	1,425
2019	900
2020	5
2021	(142)
Thereafter	(1,181)
Total	$2,453

The aggregate amortization expense for origination value intangible asset for the next five years and thereafter is as follows (in thousands):

2017	$10,985
2018	7,310
2019	4,316
2020	2,164
2021	1,450
Thereafter	3,903
Total	$30,128
9.     INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under a credit facility. The weighted average interest rates for the years ended December 31, 2016, 2015 and 2014 were 4.3%, 4.6% and 5.0%, respectively. Interest costs during the years ended December 31, 2016, 2015 and 2014 in the amount of $24.1 million, $16.7 million and $13.2 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2016, 2015 and 2014 was $142.7 million, $149.6 million and $164.9 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading "Credit Facility." As of December 31, 2016, the Company was in compliance with all financial and non-financial covenants.
The scheduled principal amortization and maturities of the Company's mortgage loans, unsecured notes outstanding and the Credit Facility (as defined below) and the related weighted average interest rates at December 31, 2016 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2017	$7,896	$—	$—	$—	$7,896	4.94%
2018	6,470	27,102	—	—	33,572	4.96%
2019	6,666	50,043	—	—	56,709	4.03%
2020	3,351	67,370	350,000	—	420,721	4.93%
2021	2,326	65,091	—	—	67,417	4.06%
2022	2,172	—	400,000	—	402,172	4.13%
2023	2,281	—	300,000	—	302,281	3.39%
2024	2,385	—	450,000	—	452,385	4.40%
2025	2,513	—	400,000	—	402,513	3.76%
2026 and thereafter	22,294	1,946	400,000	—	424,240	3.34%
Subtotal	$58,354	$211,552	$2,300,000	$—	$2,569,906	4.04%
Reconciling items (1)	6,744	—	(19,714)	—	(12,970)
Total for consolidated balance sheet	$65,098	$211,552	$2,280,286	$—	$2,556,936

(1)	Includes deferred financing costs, premium/discount and market adjustments.
Mortgage Loans and Unsecured Notes
Mortgage loans with maturities ranging from 2017 to 2033 were collateralized by and in some instances cross-collateralized by properties with a net book value of $540.9 million as of December 31, 2016.
The interest rates on $2,569.9 million of mortgage loans (including $98.9 million fixed via a swap arrangement - see Footnote 20 - Derivative Instruments) and unsecured notes are fixed and range from 3.0% to 6.4%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.7 years.

Credit Facility

The Company has maintained an unsecured credit facility throughout 2014, 2015 and 2016. During that period the Company has replaced, restated and amended its credit facility. This activity has resulted in changes to borrowing capacity, due dates, borrowing costs and covenant calculations. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company's ratings as of December 31, 2016, borrowings under the Credit Facility currently bear interest at LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The Credit Facility provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Credit Facility expires in March 2018 and has two six-month extensions at the Company's option, subject to the payment of a stated fee. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. There were no borrowings outstanding under the Credit Facility at December 31, 2016. As of December 31, 2016, letters of credit to third parties totaling $6.9 million had been issued for the account of the Company under this Credit Facility. The total borrowing capacity for the Credit Facility is $800 million and there is an accordion feature for an additional $400 million. The Credit Facility contains financial covenants, certain of which are set forth below:

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

In November 2016, the Company used cash generated by the sale of properties (see Note 6) to prepay its 6.625% senior notes due October 2017 in the amount of $296.5 million and its 7.5% medium term notes due January 2018 in the amount of $100.0 million. This prepayment resulted in a $23.6 million loss on debt extinguishment.

10.     LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2016 are as follows (in thousands):

2017	$441,839
2018	403,254
2019	353,110
2020	287,720
2021	236,993
Thereafter	891,413
Total	$2,614,329
In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of comprehensive income.
11.     NONCONTROLLING INTEREST - OPERATING PARTNERSHIP / LIMITED PARTNERS' EQUITY - PREFERRED UNITS
As of December 31, 2016, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Preferred distributions related to the Series I units were $472,000 for each of the years ended December 31, 2016, 2015 and 2014.

12.     SHAREHOLDERS' EQUITY - TRUST
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $285.9 million, $289.3 million and $286.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. On a per share basis, the Company paid common share and common unit distributions of $1.90 during each of the years ended December 31, 2016, 2015 and 2014.
The following unaudited table summarizes the taxability of common share distributions (taxability for 2016 is estimated):

	2016	2015	2014

Ordinary dividend	$1.0319	$1.4348	$1.2556
Qualified dividend	0.0013	—	—
Capital gain - 20%	—	0.1112	—
IRC Sec 1250 unrecaptured gain - 25%	0.6176	0.3372	0.3712
Return of capital	0.2492	0.0168	0.2732
Total	$1.9000	$1.9000	$1.9000

The Company's tax return for the year ended December 31, 2016 has not been filed. The taxability information presented for the 2016 distributions is based upon the best available data at the time of this filing. In addition, certain of the Company's prior federal income tax returns may still be subject to examination by various taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions being reported here could be changed at a later date as a result of an examination and final determination by such taxing authorities.

Common units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2016 have the same economic characteristics as common shares of the Trust. The 3,530,031 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,530,031 outstanding common units based on the closing price of the common shares of the Company at December 31, 2016 was $139.4 million.
No common units were issued in connection with acquisitions during 2016, 2015 or 2014.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2016, 2015, and 2014, 56,426, 1,036,437, and 1,643,536 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity, of which $125 million remains available. The Company did not sell any common shares pursuant to its continuous equity offering program during 2016, 2015 or 2014.
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
During the years ended December 31, 2016 and 2015, the Company purchased an aggregate of 1.4 million and 2.3 million common shares, respectively, for $40.9 million and $71.8 million, respectively, as part of the share repurchase plan.

13.     OWNERS' EQUITY - OPERATING PARTNERSHIP

Common Units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of December 31, 2016 have the same economic characteristics as common shares of the Trust. The 3,530,031 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,530,031 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,530,031 outstanding common units at December 31, 2016 based on the closing price of the common shares of the Company at December 31, 2016 was $139.4 million.
No common units were issued in connection with acquisitions during 2016, 2015 or 2014.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2016, 2015, and 2014, 56,426, 1,036,437, and 1,643,536 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. A corresponding number of common units were issued by the Operating Partnership. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
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
During the years ended December 31, 2016 and 2015, the Company purchased an aggregate of 1.4 million and 2.3 million common shares, respectively, for $40.9 million and $71.8 million, respectively, as part of the share repurchase plan. In connection with these repurchases, an equal number of common units were repurchased by the Operating Partnership from the Trust.

14.     EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to 3% of the employees' salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $874,000, $1,038,000 and $943,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
15.     SHARE-BASED COMPENSATION
Compensation Plans
The Company has a share-based compensation plan (the "Plan") which is utilized to compensate key employees and non-employee trustees. The plan was last amended and restated in 2014. Pursuant to the Plan, grants of stock options, restricted shares and restricted stock units have been made. The Company has authorized the grant of shares and options under the Plan of up to 21.1 million common shares of the Company.
The Company capitalized $1.2 million, $0.9 million and $1.0 million in share-based compensation costs for the years ended December 31, 2016, 2015, and 2014, respectively.
Options
All options granted have a 10-year term and most options vest and are expensed over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share-based compensation cost related to options for the years ended December 31, 2016, 2015 and 2014 was $165,000, $1.5 million and $1.8 million, respectively. No new options were issued during the year ended December 31, 2016.
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	1.8%	1.6%
Dividend yield	5.2%	5.2%
Historical volatility factor	0.24	0.236
Weighted-average expected life	7 years	6 years

The historical volatility factor is based on the Company's historical monthly share prices. The weighted-average expected life is based on the contractual term of the options as well as the historical periods held before exercise.
A summary of the Company's share option activity and related information for the year ended December 31, 2016 follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding January 1, 2016	2,609	$36.08
Exercised	(451)	31.90
Forfeited	(231)	44.42
Outstanding December 31, 2016	1,927	$36.02
Exercisable at December 31, 2016	1,436	$35.99
The weighted average fair value of options granted during the years ended December 31, 2015 and 2014 was $4.11 and $4.09, respectively. Exercise prices for options outstanding as of December 31, 2016 ranged from $20.32 to $49.74. At December 31, 2016, the weighted average remaining contractual life of the options outstanding and exercisable was 5.3 years and 4.4 years, respectively.
During the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $3.5 million, $364,000 and $310,000, respectively. As of December 31, 2016, 316,000 of the options outstanding and exercisable had an exercise price higher than the closing price of the Company's common shares and are considered to have no intrinsic value at that date. As of December 31, 2016, 1.1 million options outstanding and exercisable had an exercise price lower than the closing price of the Company's common shares. The aggregate intrinsic value of these options was $6.4 million at that date. The total cash received from the exercise of options for the years ended December 31, 2016, 2015 and 2014 was $14.4 million, $2.1 million and $1.4 million, respectively.
As of December 31, 2016, there was $85,000 of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.5 years.
Long Term Incentive Shares ("LTI")
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over either a 3-year or 5-year period beginning with the first anniversary of the grant and subject to certain accelerated vesting due to the age and years of service of certain employees.
During 2016, 2015 and 2014, the Company granted restricted stock units to the executive officers pursuant to the Plan.
For the chief executive officer's award, a portion of the restricted stock units will vest up to 272% at the end of a 3-year period. For the other executives, a portion of the restricted stock units will vest up to 200% at the end of a 3-year period. A portion ("First Portion") of the award vests based on whether the Company's total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 174%, 110% and 157% of the market value of a common share as of the grant date ("Market Value") for the chief executive officer and 136%, 90% and 125% of the Market Value for the other executives for the 2016, 2015 and 2014 grants, respectively. A separate grant was made to the Company's incoming Chief Financial Officer when he joined the Company, and the grant date fair value of this award's First Portion was determined to be 160% of the Market Value as of the grant date. The First Portion is amortized over the respective 3-year period subject to certain accelerated vesting due to the age and years of service of certain executive officers.
For the 2014 and 2015 grants, another portion of the award vests based on the Company's funds from operations. Targets are established for each of the 3 years in the relevant award period. Depending on how each year's performance compares to the projected performance for that year, the restricted stock units are deemed earned and will vest at the end of the award period. The fair value of this portion is based on the market value of a common share as of the grant date and is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that is anticipated to occur at those dates also subject to certain accelerated vesting provisions as described above. This component of the award was discontinued with the 2016 award.

For the 2016 award, the second portion of the award for the executive officers, other than the incoming Chief Financial Officer, vests at the end of three years based on continued employment. The second portion of the Chief Financial Officer's award vests ratably over three years.
The key assumptions used in the Monte Carlo simulations are as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.01%	0.99%	0.68%
Volatility	19%	17%	24%
The volatility factor is based on the Company's historical daily share prices.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2016, 2015 and 2014 was $12.2 million, $10.0 million and $9.0 million, respectively.
The Company's restricted LTI share activity for the year ended December 31, 2016 is as follows:

	Shares (000s)	Weighted Avg. Grant Date Fair value
Nonvested at January 1, 2016	723	$36.75
Granted	388	32.48
Vested	(242)	37.07
Forfeited	(57)	35.39
Nonvested at December 31, 2016	812	$34.71
The weighted average fair value of restricted shares granted during the years ended December 31, 2016, 2015 and 2014 was $32.48, $35.14 and $37.13 per share, respectively. As of December 31, 2016, there was $8.6 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of restricted shares vested during the years ended December 31, 2016, 2015 and 2014 was $9.0 million, $7.4 million and $9.3 million, respectively.
Bonus Shares
During the years ended December 31, 2016, 2015 and 2014, the Plan provided that employees of the Company could elect to receive bonuses or commissions in the form of common shares in lieu of cash ("Bonus Shares"). By making such election, the employee received shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2016, 2015 and 2014 were 140,376, 111,700 and 103,834, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2016, 2015 and 2014 was $4.7 million, $3.9 million and $3.9 million, respectively.
Profit Sharing
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of cash contributions to an investment account depending on Company performance. Compensation cost related to the profit sharing plan for the years ended December 31, 2016, 2015 and 2014 was $669,000, $965,000 and $543,000 respectively.
Remaining Reserved Common Shares under the Plan
An additional 5,264,285, 5,574,605 and 6,100,098 common shares were reserved for issuance for future grants under the Plan at December 31, 2016, 2015 and 2014, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan ("ESPP"). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee's salary, at a 15% discount to fair market value. There were 11,022, 13,127 and 12,612 shares issued, in accordance with the ESPP, during the years ended December 31, 2016, 2015 and 2014, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2016, 2015 and 2014 was $122,000, $62,000 and $104,000, respectively.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2016, were as follows (in thousands):

Year	Amount
2017	$1,339
2018	1,595
2019	1,595
2020	1,595
2021	1,595
2022 though 2067	34,379
Total	$42,098
Operating ground lease expense incurred by the Company during the years December 31, 2016, 2015 and 2014 totaled $1.0 million, $815,000 and $454,000, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of December 31, 2016 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of December 31, 2016, the Company had letter of credit obligations of $6.9 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of December 31, 2016, the Company had 25 buildings under development. These buildings are expected to contain a total of 5.6 million square feet of leaseable space and represent an anticipated aggregate investment of $537.1 million. At December 31, 2016, Development in Progress totaled $267.5 million. In addition, as of December 31, 2016, the Company had invested $7.5 million in deferred leasing costs related to these development buildings.
As of December 31, 2016, the Company was committed to $15.0 million in improvements on certain buildings and land parcels.
As of December 31, 2016, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $31.3 million.
As of December 31, 2016, the Company was committed to $11.3 million in future land purchases. The Company expects to complete these purchases during the year ended December 31, 2017.
As of December 31, 2016, the Company was committed to fund up to $4 million for tenant improvements and leasing commissions under a loan to the buyer of certain of the Company's properties.
Unconsolidated joint ventures in which the Company holds an interest, and in another case an unrelated third party, have engaged the Company as the developer of its development properties pursuant to development agreements. The Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the properties and to guarantee the timely lien-free completion of construction of the properties and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the properties.

The Company is currently developing two buildings for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $952.5 million.
As of December 31, 2016, the Company was also committed to approximately $132.6 million in costs related to its agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey. As of December 31, 2016, $17.2 million of these costs had been incurred.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
17.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2016 and 2015 follows (in thousands, except for per share data):

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2016 (2)	2016	2016	2016	2015 (2)	2015	2015	2015

Operating revenue	$179,057	$190,857	$186,654	$190,140	$199,382	$198,972	$203,518	$206,901
Net income	200,291	55,734	51,057	59,063	83,841	93,695	36,526	31,862
Income per common share - basic (1)	1.33	0.37	0.34	0.39	0.56	0.61	0.24	0.21
Income per common share - diluted (1)	1.33	0.37	0.34	0.39	0.55	0.61	0.24	0.21

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

(2)	Amounts include adjustment of previously reported financial information as discussed in Note 2.
18.     SEGMENT INFORMATION

The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At December 31, 2016, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

•Carolinas/Richmond;
•Chicago/Milwaukee;
•Florida
•Houston;
•Lehigh/Central PA;
•Minnesota;
•Philadelphia;
•Southeastern PA; and
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
The operating information by reportable segment is as follows (in thousands):

	Year ended
	December 31,
	2016	2015	2014
Operating revenue
Carolinas/Richmond	$66,270	$71,950	$76,781
Chicago/Milwaukee	42,836	37,431	33,068
Florida	99,733	127,184	135,203
Houston	59,582	54,031	49,309
Lehigh/Central PA	141,046	133,473	118,145
Minnesota	41,192	47,932	54,892
Philadelphia	41,838	40,490	35,238
Southeastern PA	91,656	147,712	148,714
United Kingdom	13,376	15,135	16,360
Other	136,521	133,345	130,013
Segment-level operating revenue	734,050	808,683	797,723

Reconciliation to total operating revenues
Development service fee income (1)	12,941	—	—
Discontinued operations	—	—	(4,728)
Other	(283)	90	(364)
Total operating revenue	$746,708	$808,773	$792,631

Net operating income
Carolinas/Richmond	$46,170	$47,849	$48,935
Chicago/Milwaukee	28,199	24,851	20,856
Florida	62,177	77,283	83,195
Houston	32,499	31,159	29,134
Lehigh/Central PA	102,209	94,972	82,050
Minnesota	17,059	20,112	26,464
Philadelphia	30,862	29,679	26,722
Southeastern PA	53,947	80,458	81,183
United Kingdom	6,390	10,486	10,704
Other	89,274	87,925	83,991
Segment-level net operating income	468,786	504,774	493,234

Reconciliation to income from continuing operations
Interest expense (2)	(115,077)	(135,779)	(152,444)
Loss on debt extinguishment	(27,099)	—	—
Depreciation/amortization expense (2) (3)	(152,556)	(166,500)	(177,715)
Impairment - real estate assets	(3,879)	(18,244)	(117)
Gain on property dispositions	219,270	100,314	45,147
Equity in earnings of unconsolidated joint ventures	21,970	3,149	10,314
General and administrative expense (2) (3)	(45,357)	(44,529)	(38,041)
Discontinued operations excluding gain on property dispositions	—	—	(1,950)
Income taxes (3)	47	(2,351)	(2,404)
Other	40	5,090	(134)
Income from continuing operations	$366,145	$245,924	$175,890
(1) Prior to the fourth quarter of 2016, development service fee income had been classified as other income and development service fee expense had been classified as general and administrative expense. See Note 2.
(2) Includes activity on discontinued operations.
(3) Excludes costs which are included in determining segment-level net operating income.

The amount of depreciation and amortization expense related to tenant improvement and lease transaction costs within each reporting segment for the net operating income calculation is as follows (in thousands):

	Year ended
	December 31,
	2016	2015	2014
Carolinas/Richmond	$4,944	$5,307	$6,607
Chicago/Milwaukee	2,026	1,161	466
Florida	6,605	9,407	9,324
Houston	4,713	4,466	3,988
Lehigh/Central PA	12,262	11,641	10,157
Minnesota	3,832	4,986	4,478
Philadelphia	2,706	2,220	1,803
Southeastern PA	6,134	12,346	12,272
United Kingdom	259	292	177
Other	9,792	8,249	5,631
Depreciation and amortization of tenant improvement and lease transaction costs	$53,273	$60,075	$54,903

The Company's operating revenue by product type and by reportable segment for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Industrial	Office	Total	Industrial	Office	Total	Industrial	Office	Total
Carolinas/Richmond	$66,270	$—	$66,270	$62,075	$9,875	$71,950	$56,794	$19,987	$76,781
Chicago/Milwaukee	42,836	—	42,836	37,431	—	37,431	33,068	—	33,068
Florida	66,028	33,705	99,733	67,149	60,035	127,184	62,689	72,514	135,203
Houston	58,370	1,212	59,582	53,802	229	54,031	49,309	—	49,309
Lehigh/Central PA	138,766	2,280	141,046	131,168	2,305	133,473	115,821	2,324	118,145
Minnesota	22,171	19,021	41,192	24,721	23,211	47,932	25,378	29,514	54,892
Philadelphia	12,842	28,996	41,838	11,809	28,681	40,490	10,072	25,166	35,238
Southeastern PA	19,448	72,208	91,656	28,457	119,255	147,712	28,895	119,819	148,714
United Kingdom	10,775	2,601	13,376	12,104	3,031	15,135	13,090	3,270	16,360
Other (1)	91,762	44,759	136,521	86,180	47,165	133,345	82,672	47,341	130,013
	$529,268	$204,782	734,050	$514,896	$293,787	808,683	$477,788	$319,935	797,723
Reconciliation to total operating revenue
Development service fee income			12,941			—			—
Discontinued operations			—			—			(4,728)
Corporate other			(283)			90			(364)
Total operating revenue			$746,708			$808,773			$792,631

The Company's total assets by reportable segment as of December 31, 2016 and 2015 is as follows (in thousands):

	As of December 31,
	2016	2015
Carolinas/Richmond	$503,920	$467,098
Chicago/Milwaukee	423,889	429,390
Florida	514,431	874,352
Houston	530,438	522,285
Lehigh/Central PA	1,311,815	1,157,468
Minnesota	192,409	346,840
Philadelphia	557,510	444,889
Southeastern PA	262,155	448,523
United Kingdom	189,766	215,850
Other	1,403,431	1,586,481
Segment-level total assets	5,889,764	6,493,176
Corporate Other	103,049	64,453
Total assets	$5,992,813	$6,557,629

The Company's real estate assets by reportable segment as of December 31, 2016 and 2015 is as follows (in thousands):

	As of December 31,
	2016	2015
Carolinas/Richmond	$482,736	$446,348
Chicago/Milwaukee	382,325	387,182
Florida	476,046	815,712
Houston	495,817	483,432
Lehigh/Central PA	1,234,090	1,096,195
Minnesota	182,737	322,627
Philadelphia	332,933	282,159
Southeastern PA	236,317	410,195
United Kingdom	149,082	174,390
Other	1,288,212	1,447,322
Total real estate assets	$5,260,295	$5,865,562

The Company incurred the following costs related to its long-lived assets for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Costs incurred on long-lived assets
Carolinas/Richmond	$51,647	$31,175	$82,600
Chicago/Milwaukee	18,294	13,483	21,698
Florida	38,312	43,594	45,152
Houston	25,638	96,681	70,903
Lehigh/Central PA	176,386	165,319	105,725
Minnesota	11,023	41,259	28,966
Philadelphia	57,691	34,122	32,012
Southeastern PA	13,110	9,047	39,638
United Kingdom	11,492	12,960	16,298
Other	107,500	125,412	172,495
Total costs incurred on long-lived assets	$511,093	$573,052	$615,487

19.     ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
In November 2013, the Company entered into an Agreement of Sale and Purchase pursuant to which the Company agreed to sell 97 operating properties containing an aggregate of 6.6 million square feet and 159 acres of land for $697.3 million (the "Portfolio Sale"). In December 2013, the Company closed on the first of two planned settlements under this agreement. The proceeds from the first settlement were $367.7 million and included 49 properties totaling approximately 4.0 million square feet of space and 140 acres of land. In January 2014, the Company closed on the remaining settlement for proceeds of $329.6 million which consisted of 23 properties totaling 1.4 million square feet and 19 acres of land in the DC Metro reportable segment, 24 properties and 1.2 million square feet in the New Jersey reportable segment and one property totaling 37,000 square feet in the Company's Southeastern PA reportable segment. All of the operating properties in the Portfolio Sale were considered held for sale as of December 31, 2013.
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
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

For the Year Ended
December 31, 2014
Revenues	$4,728
Operating expenses	(2,258)
Interest and other income	37
Interest expense	(557)
Depreciation and amortization	—
Income before gain on property dispositions	1,950
Gain on property dispositions	46,631
Net income	$48,581

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
In October 2016, the Company completed the sale of a portfolio of 108 properties totaling approximately 7.6 million square feet and 26.7 acres of land for $969 million for a net gain of $179.1 million. As this sale did not represent a strategic shift for the Company, it is not classified as discontinued operations
A summary of net income (excluding gain on sale) related to this portfolio is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$48,609	$58,792	$51,898
Noncontrolling interest - operating partnership	(1,142)	(1,370)	(1,220)
Income available to common shareholders	$47,467	$57,422	$50,678

Assets Held for Sale

Two parcels of land in the Company's Florida reportable segment totaling 12.5 acres were considered held for sale as of December 31, 2016.
Asset Impairment
The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. During the years ended December 31, 2016, 2015 and 2014, the Company recognized impairment losses of $3.9 million, $18.2 million and $0.1 million, respectively. The impairment losses are for operating properties or land parcels and were in the reportable segments and for the amounts as indicated below (in thousands):

	Year Ended December 31,
Reportable Segment	2016	2015	2014
Carolinas/Richmond	$—	$13,755	$—
Minnesota	3,879	—	—
Southeastern PA	—	2,328	106
Other	—	2,161	11
Total	$3,879	$18,244	$117

The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820. These measurements have occurred throughout the respective periods as circumstances arise, and the resulting estimates of fair value are not necessarily reflective of measurements at the period’s end. The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at December 31, 2016. The Company applied reasonable estimates and judgments in determining the level of impairments recognized. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.
20.     DERIVATIVE INSTRUMENTS
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had aggregate notional amounts of $98.9 million and $101.4 million at December 31, 2016 and 2015, respectively, and expire at various dates between 2018 and 2020.

The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the year ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Amount of loss related to the effective portion recognized in other comprehensive (loss) income	$(648)	$(1,884)	$(3,400)
Amount of loss related to the effective portion reclassified to interest expense	$(1,069)	$(1,396)	$(1,500)
Amount of loss related to the ineffective portion recognized in interest expense	$(48)	$(91)	$(82)
The fair value of the interest rate swaps in the amount of $4.9 million and $7.1 million as of December 31, 2016 and 2015, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $4.9 million.
21. SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENT OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
Write-off of fully depreciated/amortized property and deferred costs	$41,406	$42,339	$38,131
Write-off of depreciated property and deferred costs due to sale/demolition	461,480	252,017	173,083
Write-off of costs related to early debt extinguishment	219	—	—
Increase in investments in and advances to unconsolidated joint ventures due to disposition/development activity	—	—	(11,948)
Changes in accrued development capital expenditures	(11,368)	11,964	6,264
Unrealized gain (loss) on cash flow hedge	410	(488)	(3,419)
Capitalized equity-based compensation	1,221	876	1,045
Redemption of noncontrolling interests - common units	132	—	—

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

Liberty Property Trust and Liberty Property Limited Partnership
Schedule II (in thousands)

The following table details the activity for the allowance for doubtful accounts.

	Balance at December 31, 2015	Additions	Deductions	Balance at December 31, 2016
Allowance for Doubtful Accounts - Straight Line Rent	$581	$824	$(875)	$530
Allowance for Doubtful Accounts - Accounts Receivable	6,317	4,950	(4,465)	6,802
Total	$6,898	$5,774	$(5,340)	$7,332

	Balance at December 31, 2014	Additions	Deductions	Balance at December 31, 2015
Allowance for Doubtful Accounts - Straight Line Rent	$910	$1,233	$(1,562)	$581
Allowance for Doubtful Accounts - Accounts Receivable	6,490	4,246	(4,419)	6,317
Total	$7,400	$5,479	$(5,981)	$6,898

	Balance at December 31, 2013	Additions	Deductions	Balance at December 31, 2014
Allowance for Doubtful Accounts - Straight Line Rent	$823	$1,097	$(1,010)	$910
Allowance for Doubtful Accounts - Accounts Receivable	6,938	3,886	(4,334)	6,490
Total	$7,761	$4,983	$(5,344)	$7,400

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1467 Perryman Road	Aberdeen, MD	$—	$12,052,635	$—	$35,350,875	$12,334,030	$35,069,480	$47,403,510	$2,319,303	1984	5 - 40
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	6,232,539	5,816,839	25,103,083	30,919,922	6,723,493	1985	5 - 40
869 S Route 53	Addison, IL	—	1,194,223	4,201,881	77,652	1,194,223	4,279,534	5,473,757	424,062	1985	5 - 40
901 S Route 53	Addison, IL	—	2,055,066	5,984,093	863,926	2,055,066	6,848,019	8,903,085	691,088	1985	5 - 40
8620 Congdon Hill Drive	Alburtis, PA	—	38,328,000	—	36,272,373	38,328,000	36,272,373	74,600,373	176,452	2007	5 - 40
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	942,589	4,722,683	19,865,234	24,587,917	6,156,414	1985	5 - 40
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,149,322	3,717,733	14,130,670	17,848,403	5,107,522	2000	5 - 40
400 Nestle Way	Allentown, PA	—	8,065,500	—	27,983,513	8,184,096	27,864,917	36,049,013	14,944,604	2013	5 - 40
650 Boulder Drive	Allentown, PA	—	5,208,248	—	32,429,833	9,961,788	27,676,293	37,638,081	9,833,900	2013	5 - 40
651 Boulder Drive	Allentown, PA	—	4,308,646	—	17,844,894	4,308,646	17,844,894	22,153,540	8,892,782	2013	5 - 40
700 Nestle Way	Allentown, PA	—	3,473,120	—	20,222,715	4,174,970	19,520,865	23,695,835	10,529,674	2006	5 - 40
705 Boulder Drive	Allentown, PA	—	10,594,027	—	28,813,401	10,596,767	28,810,661	39,407,428	14,298,681	2011	5 - 40
7165 Ambassador Drive	Allentown, PA	—	792,999	—	4,644,609	804,848	4,632,760	5,437,608	2,031,336	2011	5 - 40
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	4,759,556	2,670,673	18,067,140	20,737,813	9,018,935	2013	5 - 40
7339 Industrial Boulevard	Allentown, PA	—	1,187,776	—	7,592,257	1,197,447	7,582,586	8,780,033	3,913,214	2013	5 - 40
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	3,449,601	726,651	8,462,850	9,189,501	5,213,645	2013	5 - 40
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	10,000,352	3,645,117	10,374,493	14,019,610	5,143,974	2015	5 - 40
8150 Industrial Boulevard	Allentown, PA	—	2,564,167	—	9,479,952	2,571,466	9,472,653	12,044,119	3,528,379	2013	5 - 40
8250 Industrial Boulevard	Allentown, PA	—	1,025,667	—	5,066,872	1,035,854	5,056,685	6,092,539	1,799,894	2013	5 - 40
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,402,564	7,521,211	26,607,301	34,128,512	7,412,738	2013	5 - 40
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	6,074,622	532,047	6,073,843	6,605,890	3,836,591	2013	5 - 40
6350 Hedgewood Drive	Allentown, PA	—	360,027	—	4,526,060	560,691	4,325,396	4,886,087	2,458,586	2013	5 - 40
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	4,121,035	541,459	4,120,371	4,661,830	2,427,731	2016	5 - 40
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	3,138,461	707,867	3,137,797	3,845,664	1,903,126	1995	5 - 40
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,873,771	484,361	1,842,725	2,327,086	1,050,115	1985	5 - 40
6540 Stonegate Drive	Allentown, PA	—	422,042	—	5,271,389	422,730	5,270,701	5,693,431	2,904,488	2013	5 - 40
6560 Stonegate Drive	Allentown, PA	—	458,281	—	3,812,638	458,945	3,811,974	4,270,919	2,117,790	2013	5 - 40
6580 Snowdrift Road	Allentown, PA	—	388,328	—	4,876,767	389,081	4,876,014	5,265,095	3,025,010	2014	5 - 40
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	445,980	1,093,724	4,295,518	5,389,242	2,265,098	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
700 Uline Way	Allentown, PA	—		26,311,300	—	75,988,219	30,712,602	71,586,917	102,299,519	519,191	2013	5 - 40
800 Uline Way	Allentown, PA	—		14,754,000	—	41,114,385	17,126,315	38,742,070	55,868,385	376,857	2013	5 - 40
3095 Presidential Drive	Atlanta, GA	—		200,351	1,729,161	244,810	200,351	1,973,971	2,174,322	244,124	2006	5 - 40
3097 Presidential Drive	Atlanta, GA	—		188,680	1,721,048	166,204	188,680	1,887,252	2,075,932	203,086	2014	5 - 40
7030 Buford Highway NE	Atlanta, GA	—	*	919,850	4,051,340	937,692	919,850	4,989,032	5,908,882	646,951	2006	5 - 40
Barton 150	Barton Under Needwood, UK	—		2,196,955	13,643,981	(4,029,838)	1,638,063	10,173,035	11,811,098	995,308	2013	5 - 40
1055-1071 Kingsland Drive	Batavia, IL	—		727,294	2,367,529	686,568	727,294	3,054,097	3,781,391	366,744	2013	5 - 40
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	712,788	299,600	2,531,649	2,831,249	1,104,502	2013	5 - 40
11800 Baltimore Avenue	Beltsville,MD	—		2,769,962	1,829,028	278,794	2,663,725	2,214,060	4,877,785	313,325	2014	5 - 40
11850 Baltimore Avenue	Beltsville,MD	—		3,595,044	2,415,132	145,949	3,457,162	2,698,963	6,156,125	477,203	2016	5 - 40
11900 Baltimore Avenue	Beltsville,MD	—		3,492,036	2,024,038	366,205	3,358,104	2,524,175	5,882,279	524,742	2016	5 - 40
12104 Indian Creek Court	Beltsville,MD	—		2,021,752	2,503,802	397,174	2,021,752	2,900,976	4,922,728	581,288	2013	5 - 40
12200 Indian Creek Court	Beltsville,MD	—		1,347,882	1,460,291	614,057	1,347,882	2,074,348	3,422,230	266,439	2007	5 - 40
12240 Indian Creek Court	Beltsville,MD	—		1,479,307	2,159,997	781,160	1,479,307	2,941,158	4,420,465	343,319	2013	5 - 40
1071 Thorndale Avenue	Bensenville,IL	—		2,173,006	2,280,788	279,776	2,016,715	2,716,855	4,733,570	362,273	2014	5 - 40
1260-1274 Ellis Street	Bensenville,IL	—	*	2,298,560	4,020,382	360,126	2,298,560	4,380,508	6,679,068	578,737	2008	5 - 40
371-377 Meyer Road	Bensenville,IL	—	*	1,903,423	3,563,953	264,360	1,903,423	3,828,313	5,731,736	478,694	2013	5 - 40
850-880 Devon Ave	Bensenville,IL	—	*	2,958,756	7,959,013	780,065	2,958,756	8,739,078	11,697,834	1,049,558	2013	5 - 40
10 Emery Street	Bethlehem, PA	—		5,591,216	32,941,818	7,265,580	8,947,574	36,851,040	45,798,614	2,929,841	2004	5 - 40
2785 Commerce Center Boulevard	Bethlehem, PA	—		11,961,623	—	46,707,077	12,009,985	46,658,715	58,668,700	4,358,917	2013	5 - 40
1455 Remington Boulevard	Bolingbrook, IL	—		2,501,294	10,704,719	1,170	2,501,294	10,705,889	13,207,183	1,169,697	2013	5 - 40
150 E Crossroads Parkway	Bolingbrook, IL	—	*	3,078,949	14,143,377	1,124,578	3,078,949	15,267,955	18,346,904	1,712,589	2005	5 - 40
553 S Joliet Ave	Bolingbrook, IL	—	*	3,764,831	15,109,947	1,469,069	3,764,831	16,579,016	20,343,847	2,205,965	2005	5 - 40
400 Boulder Drive	Breinigsville, PA	—		2,859,106	—	10,599,615	2,865,575	10,593,146	13,458,721	3,358,912	2013	5 - 40
8201 Industrial Boulevard	Breinigsville, PA	—		2,089,719	—	8,353,910	2,222,168	8,221,461	10,443,629	2,235,927	2013	5 - 40
8500 Industrial Boulevard	Breinigsville, PA	—		8,752,708	—	40,133,665	11,511,499	37,374,874	48,886,373	10,316,766	2013	5 - 40
860 Nestle Way	Breinigsville, PA	—		8,118,881	18,885,486	7,520,945	8,118,881	26,406,431	34,525,312	9,758,985	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1485 W. Commerce Avenue	Carlisle, PA	—		4,249,868	13,886,039	2,344,063	4,095,262	16,384,708	20,479,970	6,463,352	2013	5 - 40
40 Logistics Drive	Carlisle, PA	—		7,981,850	—	33,016,988	8,081,272	32,917,566	40,998,838	4,140,856	2013	5 - 40
135-195 East Elk Trail	Carol Stream, IL	—		4,873,094	12,430,320	2,229,287	4,873,094	14,659,607	19,532,701	1,144,752	2013	5 - 40
515 Kehoe Boulevard	Carol Stream, IL	—		5,523,427	14,581,705	1,016,882	5,523,427	15,598,587	21,122,014	1,366,471	2013	5 - 40
1413 Bradley Lane	Carrollton, TX	—	*	247,477	2,028,322	83,523	247,477	2,111,845	2,359,322	256,594	2005	5 - 40
3200 Belmeade Drive	Carrollton, TX	—		1,042,453	8,027,974	424,957	1,042,453	8,452,931	9,495,384	917,970	2001	5 - 40
1475 Nitterhouse Dr	Chambersburg, PA	—		7,081,007	39,002,011	2,091,556	7,081,007	41,093,567	48,174,574	4,663,680	2001	5 - 40
95 Kriner Road	Chambersburg, PA	—		8,695,501	—	35,058,041	9,407,871	34,345,671	43,753,542	8,074,404	2004	5 - 40
9000 109th Street	Champlin, MN	—		1,251,043	11,662,995	119,919	1,251,043	11,782,914	13,033,957	1,803,401	1995	5 - 40
11701 Goodrich Drive	Charlotte, NC	—		2,054,621	6,356,151	847,042	2,054,621	7,203,192	9,257,813	1,429,290	1996	5 - 40
12810 Virkler Drive	Charlotte, NC	—		475,368	2,367,586	803,884	476,262	3,170,575	3,646,837	469,072	1997	5 - 40
2700 Hutchinson McDonald Road	Charlotte, NC	—		912,500	4,721,259	322,907	912,500	5,044,166	5,956,666	771,151	1997	5 - 40
2701 Hutchinson McDonald Road	Charlotte, NC	—		1,275,000	4,649,750	630,260	1,275,000	5,280,010	6,555,010	846,716	2006	5 - 40
2730 Hutchinson McDonald Road	Charlotte, NC	—		1,878,750	10,129,499	32,484	1,878,750	10,161,983	12,040,733	1,440,018	2015	5 - 40
2801 Hutchinson McDonald Road	Charlotte, NC	—		1,065,000	6,975,250	605,167	1,065,000	7,580,417	8,645,417	1,104,601	1989	5 - 40
3000 Crosspoint Center Lane	Charlotte, NC	—		1,831,250	10,779,412	1,100,142	1,831,250	11,879,554	13,710,804	1,710,855	1989	5 - 40
3005 Crosspoint Center Lane	Charlotte, NC	—		1,990,000	6,561,540	1,171,719	1,990,000	7,733,259	9,723,259	1,040,722	1988	5 - 40
4045 Perimeter West Drive	Charlotte, NC	—		1,418,928	7,511,050	183,383	1,418,928	7,694,433	9,113,361	1,198,063	1989	5 - 40
4047 Perimeter West Drive	Charlotte, NC	—		1,279,004	—	6,399,096	1,279,004	6,399,096	7,678,100	886,370	2013	5 - 40
4525 Statesville Road	Charlotte, NC	—		841,250	5,279,315	316,750	837,144	5,600,171	6,437,315	807,037	2013	5 - 40
4835 Sirona Drive	Charlotte, NC	3,429,062		690,750	5,086,388	132,973	690,750	5,219,361	5,910,111	618,965	2013	5 - 40
4925 Sirona Drive	Charlotte, NC	3,445,719		603,003	4,969,011	146,835	603,003	5,115,846	5,718,849	686,589	2013	5 - 40
5032 Sirona Drive	Charlotte, NC	—		1,416,763	—	9,029,649	1,416,763	9,029,649	10,446,412	162,570	2013	5 - 40
5033 Sirona Drive	Charlotte, NC	2,931,771		509,247	4,710,218	183,541	613,962	4,789,044	5,403,006	605,740	2013	5 - 40
5039 Sirona Drive	Charlotte, NC	—		1,027,500	6,172,807	62,651	1,027,500	6,235,458	7,262,958	354,708	2010	5 - 40
8910 Pioneer Avenue	Charlotte, NC	—		527,873	4,959,206	287,144	527,873	5,246,350	5,774,223	648,191	2010	5 - 40
8916 Pioneer Avenue	Charlotte, NC	—		557,730	5,785,333	461,744	557,730	6,247,077	6,804,807	923,373	2013	5 - 40
8924 Pioneer Avenue	Charlotte, NC	—		654,713	5,365,823	—	654,713	5,365,823	6,020,536	5,466	2013	5 - 40
2601 Indian River Road	Chesapeake, VA	—	*	1,711,746	10,418,032	460,727	1,711,746	10,878,759	12,590,505	1,250,668	2016	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1540 S 54th Avenue	Cicero, IL	—		3,540,236	20,130,552	928,916	3,540,236	21,059,468	24,599,704	2,292,856	2000	5 - 40
4650 Lake Forest Drive	Cincinnati, OH	—		1,030,242	4,003,024	224,716	1,030,242	4,227,739	5,257,981	516,067	1999	5 - 40
4750 Lake Forest Drive	Cincinnati, OH	—		1,138,166	5,914,789	230,172	1,138,166	6,144,961	7,283,127	729,876	2007	5 - 40
9645 Gerwig Lane	Columbia, MD	—		1,915,960	6,461,228	320,391	1,915,960	6,781,619	8,697,579	838,295	2013	5 - 40
2550 John Glenn Avenue	Columbus, OH	—		540,601	5,129,342	835,318	540,601	5,964,660	6,505,261	600,700	2013	5 - 40
3800 Twin Creeks Drive	Columbus, OH	—		549,393	4,643,302	499,543	549,393	5,142,845	5,692,238	538,373	2013	5 - 40
330 South Royal Lane	Coppell, TX	—		2,091,426	—	11,402,325	2,091,426	11,402,325	13,493,751	463,175	2013	5 - 40
455 Airline Drive	Coppell, TX	—	*	312,701	2,311,531	742,190	312,701	3,053,721	3,366,422	587,157	2013	5 - 40
2130 Baldwin Avenue	Crofton, MD	—		3,172,032	7,350,782	418,907	3,172,032	7,769,689	10,941,721	908,002	2013	5 - 40
11020 Holly Lane	Dayton, MN	—		2,536,731	—	12,256,969	2,536,731	12,256,969	14,793,700	157,560	2011	5 - 40
329-333 Herrod Blvd	Dayton, NJ	—	*	4,039,559	20,863,051	2,285,014	4,039,559	23,148,065	27,187,624	2,515,094	2013	5 - 40
1250 Hall Court	Deer Park, TX	—		829,570	4,778,327	120,899	831,611	4,897,185	5,728,796	1,310,568	2013	5 - 40
333 Howard Avenue	Des Plaines, IL	—		7,928,724	—	14,263,106	7,928,724	14,263,106	22,191,830	334,384	2014	5 - 40
1680 Executive Drive	Duluth, GA	—		1,928,412	4,651,819	573,627	1,928,412	5,225,446	7,153,858	831,701	2012	5 - 40
1700 Executive Drive	Duluth, GA	—		1,082,072	2,496,599	549,432	1,082,072	3,046,031	4,128,103	452,838	2013	5 - 40
2670 Breckinridge Blvd	Duluth, GA	—		1,676,415	4,567,592	927,127	1,676,415	5,494,720	7,171,135	637,871	2013	5 - 40
170 Parkway West	Duncan, SC	—		598,348	3,643,756	549,357	598,918	4,192,543	4,791,461	1,205,279	2014	5 - 40
190 Parkway West	Duncan, SC	—		551,663	3,310,993	251,300	552,211	3,561,744	4,113,955	969,780	1997	5 - 40
265 Parkway East	Duncan, SC	—		901,444	5,751,389	193,199	902,374	5,943,658	6,846,032	1,915,845	2013	5 - 40
285 Parkway East	Duncan, SC	—		975,433	5,851,990	413,247	976,393	6,264,277	7,240,670	1,712,719	1997	5 - 40
1000 Parliament Court	Durham, NC	—		2,229,000	7,064,506	603,830	2,229,000	7,668,336	9,897,336	534,490	2005	5 - 40
4226 Surles Court	Durham, NC	—		1,440,000	7,932,265	163,047	1,440,000	8,095,312	9,535,312	763,084	2013	5 - 40
4227 Surles Court	Durham, NC	—		1,500,000	5,624,030	214,857	1,500,000	5,838,886	7,338,886	378,331	1997	5 - 40
4234 Surles Court	Durham, NC	—		1,440,000	7,356,161	(4,933)	1,440,000	7,351,228	8,791,228	649,580	2005	5 - 40
4300 Emperor Center	Durham, NC	—		1,576,500	4,240,961	(8,916)	1,576,500	4,232,045	5,808,545	305,053	2002	5 - 40
1957 TW Alexander Drive	Durham, NC	—		1,844,943	—	7,938,998	3,091,046	6,692,895	9,783,941	1,131	2013	5 - 40
3169 Dodd Road	Eagan, MN	—		988,594	6,586,907	6,464	988,594	6,593,371	7,581,965	928,496	2001	5 - 40
3711 Kennebec Drive	Eagan, MN	—		999,702	4,042,589	325,995	999,702	4,368,584	5,368,286	966,648	2004	5 - 40
917 Lone Oak Road	Eagan, MN	—	*	1,493,115	6,120,455	609,183	1,493,115	6,729,638	8,222,753	873,373	1999	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
10301-10305 West 70th Street	Eden Prairie, MN	—		120,622	1,085,226	310,312	118,300	1,397,860	1,516,160	643,228	2013	5 - 40
10321 West 70th Street	Eden Prairie, MN	—		145,198	1,305,700	578,495	142,399	1,886,994	2,029,393	892,182	2013	5 - 40
10333 West 70th Street	Eden Prairie, MN	—		110,746	995,868	285,802	108,610	1,283,806	1,392,416	611,942	2013	5 - 40
10349-10357 West 70th Street	Eden Prairie, MN	—		275,903	2,481,666	900,007	270,584	3,386,992	3,657,576	1,712,016	2007	5 - 40
10365-10375 West 70th Street	Eden Prairie, MN	—		291,077	2,618,194	1,530,128	285,464	4,153,935	4,439,399	1,737,212	2007	5 - 40
10393-10394 West 70th Street	Eden Prairie, MN	—		269,618	2,423,318	2,269,368	264,419	4,697,885	4,962,304	1,895,959	2011	5 - 40
7075 Flying Cloud Drive	Eden Prairie, MN	—		10,232,831	10,855,851	4,331,163	10,243,977	15,175,867	25,419,844	2,955,224	2013	5 - 40
7078 Shady Oak Road	Eden Prairie, MN	—		343,093	3,085,795	1,528,369	336,481	4,620,776	4,957,257	2,436,859	2013	5 - 40
7777 Golden Triangle Drive	Eden Prairie, MN	—		993,101	2,136,862	881,416	993,101	3,018,277	4,011,378	1,231,573	2013	5 - 40
2250 Arthur Avenue	Elk Grove, IL	—		1,403,196	2,386,396	149,086	1,403,196	2,535,482	3,938,678	296,511	2006	5 - 40
6600 Business Parkway	Elkridge, MD	—		3,680,220	14,671,910	701,811	3,680,220	15,373,721	19,053,941	1,493,289	2013	5 - 40
6675 Business Parkway	Elkridge, MD	—	*	2,421,854	9,730,192	566,777	2,421,854	10,296,969	12,718,823	1,042,430	2007	5 - 40
7351 Coca Cola Drive	Elkridge, MD	—		1,897,044	—	7,410,314	3,023,417	6,283,941	9,307,358	1,815,210	2007	5 - 40
21705-21707 Mississippi Street	Elwood, IL	—		10,594,259	30,329,802	895,205	10,594,259	31,225,008	41,819,267	4,440,370	2000	5 - 40
27143 S. Baseline Road	Elwood, IL	—		6,022,000	5,612,934	318,163	6,022,000	5,931,097	11,953,097	925,484	2004	5 - 40
1800 Donaldson Road	Erlanger, KY	—		—	13,211,604	709,891	—	13,921,495	13,921,495	3,004,403	2004	5 - 40
6880 Fairfield Drive	Fairfield, OH	—		412,136	3,029,177	155,862	412,136	3,185,039	3,597,175	340,785	2004	5 - 40
7000-7018 Fairfield Business	Fairfield, OH	—		367,925	2,205,817	144,414	386,928	2,331,228	2,718,156	246,535	2012	5 - 40
10721 Jasmine Street	Fontana, CA	—		11,427,061	23,784,779	2,353,817	11,427,061	26,138,596	37,565,657	1,035,397	2013	5 - 40
2000 Southpointe Dr	Forest Park, GA	—		756,221	9,115,626	626,719	756,221	9,742,345	10,498,566	1,116,707	2013	5 - 40
1400 NW 65th Place	Fort Lauderdale, FL	—		545,480	2,540,210	66,119	545,480	2,606,329	3,151,809	259,627	2013	5 - 40
6500 NW 12th Avenue	Fort Lauderdale, FL	—		—	3,064,734	411,144	—	3,475,878	3,475,878	398,203	2013	5 - 40
6501 NW 12th Avenue	Fort Lauderdale, FL	—		519,984	2,677,465	43,251	519,984	2,720,716	3,240,700	247,442	2013	5 - 40
6600 NW 12th Avenue	Fort Lauderdale, FL	—		—	2,988,181	274,482	—	3,262,663	3,262,663	386,938	2013	5 - 40
11222 Melrose Avenue	Franklin Park, IL	—		2,999,106	4,658,605	153,158	2,999,106	4,811,763	7,810,869	127,245	2013	5 - 40
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	242,595	475,262	4,159,829	4,635,091	2,250,921	2013	5 - 40
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	1,976,991	625,111	6,131,894	6,757,005	3,000,812	1985	5 - 40
12601 Industry Street	Garden Grove, CA	—		2,048,143	1,088,697	70,518	2,048,143	1,159,215	3,207,358	223,297	2013	5 - 40
12641 Industry Street	Garden Grove, CA	—		3,766,822	2,539,214	132,812	3,766,822	2,672,026	6,438,848	315,709	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
12681-12691 Pala Drive	Garden Grove, CA	—		5,221,102	3,225,596	83,450	5,220,148	3,310,000	8,530,148	261,465	2014	5 - 40
850 S Jupiter Road	Garland, TX	—		799,707	6,122,065	505,061	799,707	6,627,126	7,426,833	752,290	2013	5 - 40
2510 W Main Street	Grand Prairie, TX	—	*	1,785,741	11,158,818	882,172	1,785,741	12,040,990	13,826,731	1,646,773	2013	5 - 40
4251 North Highway 121	Grapevine, TX	—	*	1,165,780	7,799,270	422,213	1,165,780	8,221,482	9,387,262	1,009,876	2013	5 - 40
1150 Pleasant Ridge Road	Greensboro, NC	—		1,547,811	—	14,208,812	3,712,683	12,043,940	15,756,623	2,616,841	2006	5 - 40
25 Brookfield Oaks Drive	Greenville, SC	—		288,823	3,441,512	43,182	288,823	3,484,694	3,773,517	374,491	2014	5 - 40
45 Brookfield Oaks Drive	Greenville, SC	—		818,114	—	4,470,587	825,529	4,463,172	5,288,701	1,144,890	2006	5 - 40
2011 Southtech Drive	Greenwood, IN	—		223,702	3,574,142	349,736	223,702	3,923,878	4,147,580	515,529	2013	5 - 40
2121 Southtech Drive	Greenwood, IN	—		272,823	3,606,920	425,965	272,823	4,032,886	4,305,709	674,940	2013	5 - 40
800 Commerce Parkway West Dr	Greenwood, IN	—		1,374,664	29,963,830	1,616,774	1,374,664	31,580,604	32,955,268	3,605,585	2013	5 - 40
110 Caliber Ridge Dr	Greer, SC	—		555,549	—	6,331,166	1,228,880	5,657,835	6,886,715	325,933	2014	5 - 40
120 Caliber Ridge Dr	Greer, SC	—		1,243,100	—	6,590,252	1,243,100	6,590,252	7,833,352	257,972	2016	5 - 40
130 Caliber Ridge Dr	Greer, SC	—		1,171,160	—	6,034,563	1,171,160	6,034,563	7,205,723	135,801	2016	5 - 40
140 Caliber Ridge Drive	Greer, SC	—		1,243,100	—	6,426,293	1,243,100	6,426,293	7,669,393	395,610	2015	5 - 40
1487 South Highway 101	Greer, SC	—		464,237	—	5,829,595	1,301,738	4,992,094	6,293,832	1,011,407	2007	5 - 40
2727 London Grove Road	Groveport, OH	—		1,875,607	11,937,935	1,672,294	1,875,607	13,610,229	15,485,836	1,592,762	2013	5 - 40
11835 Newgate Boulevard	Hagerstown, MD	—		14,121,622	—	23,019,069	14,121,622	23,019,069	37,140,691	1,429,004	2015	5 - 40
11841 Newgate Boulevard	Hagerstown, MD	—		3,356,207	—	30,566,609	9,741,685	24,181,131	33,922,816	5,846,534	2008	5 - 40
1560 Hunter Road	Hanover Park, IL	—	*	2,639,734	12,310,741	1,125,886	2,639,734	13,436,627	16,076,361	1,418,917	2013	5 - 40
1575 Hunter Road	Hanover Park, IL	—	*	3,293,284	17,235,926	1,159,989	3,293,284	18,395,915	21,689,199	2,021,398	2013	5 - 40
7361 Coca Cola Drive	Hanover, MD	—		2,245,187	—	9,419,956	3,822,710	7,842,433	11,665,143	1,629,408	2004	5 - 40
7460 New Ridge Road	Hanover, MD	—		3,785,446	—	7,658,893	3,796,023	7,648,316	11,444,339	333,250	2015	5 - 40
7462 New Ridge Road	Hanover, MD	—		4,059,337	—	7,481,893	4,070,629	7,470,601	11,541,230	325,162	2015	5 - 40
500 McCarthy Drive	Harrisburg, PA	—		5,194,872	19,991,436	5,018,136	5,687,013	24,517,431	30,204,444	8,376,356	2005	5 - 40
600 Industrial Drive	Harrisburg, PA	—		7,743,800	—	29,159,534	9,368,557	27,534,777	36,903,334	8,663,016	2005	5 - 40
7195 Grayson Road	Harrisburg, PA	—		464,534	6,066,272	243,707	464,534	6,309,979	6,774,513	654,034	2013	5 - 40
7253 Grayson Road	Harrisburg, PA	—		954,130	10,585,367	547,545	954,130	11,132,912	12,087,042	1,069,407	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
12537 Cerise Avenue	Hawthorne, CA	—		2,203,194	5,758,809	94,181	2,203,194	5,852,990	8,056,184	649,501	2013	5 - 40
1010 Petersburg Road	Hebron, KY	—		305,471	5,434,505	(819,916)	305,471	4,614,589	4,920,060	627,848	2013	5 - 40
785 Lindbergh Court	Hebron, KY	—		401,410	3,087,899	511,543	401,410	3,599,442	4,000,852	612,450	2013	5 - 40
805 Lindbergh Court	Hebron, KY	—		292,096	2,502,486	163,618	292,096	2,666,103	2,958,199	354,922	2013	5 - 40
825 Lindbergh Court	Hebron, KY	—		370,149	3,095,116	427,153	370,149	3,522,270	3,892,419	469,314	2013	5 - 40
845 Lindbergh Court	Hebron, KY	—		444,318	3,811,889	257,404	444,318	4,069,293	4,513,611	510,796	2013	5 - 40
1498 Eagle Hill Drive	High Point, NC	—		94,274	—	6,174,627	791,880	5,477,021	6,268,901	1,470,238	2005	5 - 40
4183 Eagle Hill Drive	High Point, NC	—		122,203	—	3,216,383	526,266	2,812,320	3,338,586	1,209,332	2001	5 - 40
4189 Eagle Hill Drive	High Point, NC	—		100,106	—	3,610,018	431,106	3,279,018	3,710,124	1,596,673	2001	5 - 40
4195 Eagle Hill Drive	High Point, NC	—		107,586	—	3,391,467	505,700	2,993,353	3,499,053	893,968	2004	5 - 40
4328, 4336 Federal Drive	High Point, NC	539,575		521,122	—	5,278,965	825,092	4,974,995	5,800,087	2,396,029	1995	5 - 40
4344 Federal Drive	High Point, NC	—		484,001	—	3,113,990	173,623	3,424,368	3,597,991	1,769,967	1996	5 - 40
4380 Federal Drive	High Point, NC	—		282,996	—	2,209,513	283,368	2,209,141	2,492,509	1,125,857	1997	5 - 40
4388 Federal Drive	High Point, NC	—		143,661	—	1,214,707	132,655	1,225,713	1,358,368	613,784	1997	5 - 40
4475 Premier Drive	High Point, NC	—		748,693	—	6,806,479	1,525,421	6,029,751	7,555,172	1,279,125	2006	5 - 40
4485 Premier Drive	High Point, NC	—		1,827,595	—	2,597,239	1,044,288	3,380,546	4,424,834	43,002	2015	5 - 40
4500 Green Point Drive	High Point, NC	—		230,622	—	2,744,942	231,692	2,743,872	2,975,564	1,509,824	1989	5 - 40
4501 Green Point Drive	High Point, NC	—		319,289	—	3,110,458	320,450	3,109,297	3,429,747	1,850,162	1989	5 - 40
4523 Green Point Drive	High Point, NC	—		234,564	—	3,280,376	235,698	3,279,242	3,514,940	2,138,014	1988	5 - 40
4524 Green Point Drive	High Point, NC	—		182,810	—	2,815,190	183,888	2,814,112	2,998,000	1,690,876	1989	5 - 40
Unit 5 Logix Road	Hinckley, UK	—		10,547,677	29,691,911	(10,236,705)	7,864,413	22,138,470	30,002,883	2,341,916	2013	5 - 40
1515 6th Street South	Hopkins,MN	—		813,036	1,503,075	362,817	813,036	1,865,892	2,678,928	384,705	2013	5 - 40
1600 5th Street South	Hopkins,MN	—		339,336	2,106,454	80,794	339,336	2,187,249	2,526,585	229,679	2013	5 - 40
1000 South Loop West	Houston, TX	—	*	509,351	3,549,504	871,341	509,351	4,420,845	4,930,196	614,631	2013	5 - 40
10241 W Little York Rd	Houston, TX	—		558,491	5,740,552	133,643	558,491	5,874,195	6,432,686	575,354	2013	5 - 40
10245 W Little York Rd	Houston, TX	—		426,927	3,460,513	379,988	426,927	3,840,501	4,267,428	595,671	2013	5 - 40
10301 Round Up Lane	Houston, TX	—		545,501	2,927,700	1,023,687	545,501	3,951,386	4,496,887	543,738	2010	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
10305 Round Up Lane	Houston, TX	—		1,340,609	7,489,720	2,927,548	1,340,609	10,417,267	11,757,876	1,963,470	2010	5 - 40
1050 Greens Parkway	Houston, TX	—		973,482	—	3,627,200	992,093	3,608,589	4,600,682	251,402	2015	5 - 40
10607 Haddington Drive	Houston, TX	—	*	201,469	1,631,561	132,607	201,469	1,764,169	1,965,638	215,692	2013	5 - 40
10720 West Sam Houston Pkwy N	Houston, TX	—		3,871,875	—	28,945,116	3,871,875	28,945,116	32,816,991	737,940	2016	5 - 40
10735 West Little York Road	Houston, TX	—		1,110,988	6,351,946	3,220,697	1,135,483	9,548,148	10,683,631	3,141,008	2000	5 - 40
10739 West Little York Road	Houston, TX	—		797,931	5,950,894	527,409	799,560	6,476,674	7,276,234	2,438,811	1999	5 - 40
11201 Greens Crossing Boulevard	Houston, TX	—		1,006,194	5,412,584	2,609,554	1,008,542	8,019,790	9,028,332	2,309,645	2007	5 - 40
11220 Ella Boulevard	Houston, TX	—		1,505,855	—	7,397,354	1,534,644	7,368,565	8,903,209	348,583	2015	5 - 40
1283 N Post Oak Rd	Houston, TX	—	*	80,730	870,656	145,476	80,730	1,016,132	1,096,862	135,165	2013	5 - 40
1287 N Post Oak Rd	Houston, TX	—	*	146,654	1,620,780	59,710	146,654	1,680,489	1,827,143	236,879	2013	5 - 40
1291 N Post Oak Rd	Houston, TX	—	*	510,102	4,129,042	561,970	510,102	4,691,012	5,201,114	579,918	2013	5 - 40
1416 N Sam Houston Parkway E	Houston, TX	—	*	218,850	1,639,902	556,292	218,850	2,196,193	2,415,043	301,676	2013	5 - 40
1420 N Sam Houston Parkway E	Houston, TX	—	*	211,279	1,554,156	116,306	211,279	1,670,462	1,881,741	208,672	2013	5 - 40
14200 Hollister Road	Houston, TX	—		1,396,794	—	4,859,739	1,699,632	4,556,901	6,256,533	531,845	2011	5 - 40
1424 N Sam Houston Parkway E	Houston, TX	—	*	283,107	2,077,323	416,964	283,107	2,494,287	2,777,394	291,827	2013	5 - 40
1428 N Sam Houston Parkway E	Houston, TX	—	*	367,446	1,952,453	183,185	367,446	2,135,637	2,503,083	259,350	2013	5 - 40
14300 Hollister Road	Houston, TX	—	*	1,377,193	—	5,679,691	1,405,899	5,650,985	7,056,884	503,260	2014	5 - 40
14400 Hollister Road	Houston, TX	—	*	1,830,419	—	7,239,740	1,861,540	7,208,619	9,070,159	1,322,096	2012	5 - 40
15102 Sommermeyer St	Houston, TX	—		755,121	3,155,774	247,397	755,121	3,403,171	4,158,292	446,988	2013	5 - 40
15150 Sommermeyer St	Houston, TX	—		418,580	1,564,587	230,574	418,580	1,795,161	2,213,741	245,069	2013	5 - 40
16330 Central Green Boulevard	Houston, TX	—		1,540,109	—	8,528,507	1,966,472	8,102,144	10,068,616	617,774	2014	5 - 40
16405 Air Center Boulevard	Houston, TX	—		438,853	3,030,396	552,188	438,853	3,582,584	4,021,437	1,828,930	1997	5 - 40
16420 West Hardy Road	Houston, TX	—		529,876	3,267,872	405,158	529,876	3,673,030	4,202,906	425,317	2013	5 - 40
16445 Air Center Boulevard	Houston, TX	—		363,339	2,509,186	364,183	363,339	2,873,369	3,236,708	1,339,476	1997	5 - 40
1646 Rankin Road	Houston, TX	—		329,961	—	5,128,210	592,234	4,865,937	5,458,171	1,424,604	2005	5 - 40
1655 Townhurst Drive	Houston, TX	—	*	197,226	935,036	528,658	197,226	1,463,694	1,660,920	240,071	2013	5 - 40
16580 Air Center Boulevard	Houston, TX	—		289,000	3,559,857	1,285,142	289,000	4,845,000	5,134,000	1,956,500	1997	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
16602 Central Green Boulevard	Houston, TX	—		284,403	—	5,461,695	503,779	5,242,319	5,746,098	1,435,142	2005	5 - 40
16605 Air Center Boulevard	Houston, TX	—		298,999	—	3,423,751	496,186	3,226,564	3,722,750	1,190,212	2002	5 - 40
1665 Townhurst Drive	Houston, TX	—	*	452,439	2,016,585	535,863	452,439	2,552,447	3,004,886	217,319	2013	5 - 40
16680 Central Green Boulevard	Houston, TX	—		311,952	—	3,714,116	492,869	3,533,199	4,026,068	769,315	2001	5 - 40
16685 Air Center Boulevard	Houston, TX	—		414,691	—	2,455,222	414,691	2,455,222	2,869,913	758,065	2004	5 - 40
1755 Trans Central Drive	Houston, TX	—		293,534	3,036,269	1,336,826	306,147	4,360,482	4,666,629	1,505,006	1999	5 - 40
4301 S Pinemont Dr	Houston, TX	—	*	226,973	1,174,979	142,562	226,973	1,317,541	1,544,514	196,184	2013	5 - 40
4401 S Pinemont Dr	Houston, TX	—	*	244,240	1,412,622	97,515	244,240	1,510,137	1,754,377	247,437	2013	5 - 40
4501 S Pinemont Dr	Houston, TX	—	*	252,907	1,504,053	68,292	252,907	1,572,345	1,825,252	203,559	2013	5 - 40
5200 N. Sam Houston Parkway	Houston, TX	—		1,519,458	7,135,548	3,703,478	1,520,074	10,838,410	12,358,484	3,288,143	2007	5 - 40
5250 N. Sam Houston Parkway	Houston, TX	—		2,173,287	8,868,256	2,296,346	2,173,942	11,163,947	13,337,889	2,648,783	2007	5 - 40
5500 N. Sam Houston Parkway West	Houston, TX	—		1,243,541	—	6,456,833	1,513,152	6,187,222	7,700,374	1,121,080	2011	5 - 40
8017 Pinemont Drive	Houston, TX	—		900,953	5,323,727	475,338	900,953	5,799,065	6,700,018	588,757	2013	5 - 40
8272 El Rio Street	Houston, TX	—	*	530,494	4,108,626	302,577	530,494	4,411,203	4,941,697	509,990	2013	5 - 40
8282 El Rio Street	Houston, TX	—	*	450,422	3,304,942	1,076,398	450,422	4,381,340	4,831,762	559,879	2013	5 - 40
8301 Fallbrook Drive	Houston, TX	—		4,515,862	—	26,930,936	7,083,514	24,363,284	31,446,798	5,575,785	2006	5 - 40
8303 Fallbrook Drive	Houston, TX	—		4,613,370	—	16,411,802	4,858,863	16,166,309	21,025,172	556,508	2015	5 - 40
850 Greens Parkway	Houston, TX	—		2,893,405	11,593,197	2,914,238	2,899,861	14,500,978	17,400,839	3,371,778	2007	5 - 40
860 Greens Parkway	Houston, TX	—		1,399,365	6,344,650	1,583,440	1,374,012	7,953,443	9,327,455	1,899,501	2007	5 - 40
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—		2,290,001	15,297,141	3,207,265	2,290,002	18,504,405	20,794,407	6,151,203	2000	5 - 40
8802-8824 Fallbrook Drive	Houston, TX	—		2,774,995	6,364,767	1,373,297	2,775,021	7,738,037	10,513,058	2,800,334	2004	5 - 40
8825-8839 N Sam Houston Pkwy	Houston, TX	—		638,453	3,258,815	759,249	638,477	4,018,039	4,656,516	1,273,899	2004	5 - 40
8850-8872 Fallbrook Drive	Houston, TX	—		504,317	2,878,351	1,342,043	504,341	4,220,370	4,724,711	1,565,437	2004	5 - 40
Liberty 11 at Central Green	Houston, TX	—		1,748,348	—	9,341,500	2,120,319	8,969,529	11,089,848	1,152,770	2012	5 - 40
Cabot III UK1B01	Isle of Man, UK	—		11,888,058	35,003,668	(12,081,249)	8,863,808	25,946,669	34,810,477	2,411,261	2013	5 - 40
1011 N Hilltop Drive	Itasca, IL	—		842,043	984,087	205,986	842,043	1,190,073	2,032,116	139,492	2013	5 - 40
1035 N Hilltop Drive	Itasca, IL	—		875,172	2,071,051	124,976	875,172	2,196,028	3,071,200	211,605	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1549 W Glenlake Avenue	Itasca, IL	—		1,339,627	3,763,288	192,040	1,339,627	3,955,327	5,294,954	427,368	2013	5 - 40
901 N Hilltop Drive	Itasca, IL	—		866,378	2,112,616	47,808	866,378	2,160,424	3,026,802	210,501	2013	5 - 40
925 N Hilltop Drive	Itasca, IL	—		945,251	2,010,181	47,379	945,251	2,057,560	3,002,811	197,257	2013	5 - 40
8241 Sandy Court	Jessup, MD	—		1,246,618	6,844,393	1,103,659	1,246,618	7,948,051	9,194,669	805,705	2013	5 - 40
8242 Sandy Court	Jessup, MD	—		1,488,746	9,072,440	1,493,323	1,488,746	10,565,763	12,054,509	1,161,811	2013	5 - 40
8246 Sandy Court	Jessup, MD	—		590,922	3,374,522	111,015	590,922	3,485,537	4,076,459	345,762	2013	5 - 40
1305 Chastain Road NW	Kennesaw, GA	—	*	808,159	5,712,959	1,051,081	808,159	6,764,040	7,572,199	883,996	2013	5 - 40
1325 Chastain Road NW	Kennesaw, GA	—	*	1,612,924	9,771,680	1,534,221	1,612,924	11,305,901	12,918,825	1,682,142	2013	5 - 40
3600 Cobb International Bld NW	Kennesaw, GA	—		716,860	6,962,212	588,950	716,860	7,551,163	8,268,023	948,932	2013	5 - 40
Unit 1 Bear Way	Kettering, UK	—		10,849,890	36,219,855	(11,974,257)	8,089,744	27,005,744	35,095,488	2,695,056	2013	5 - 40
2100 Renaissance Boulevard	King of Prussia, PA	—		1,110,111	—	12,306,079	1,132,519	12,283,671	13,416,190	5,489,796	1999	5 - 40
2201 Renaissance Boulevard	King of Prussia, PA	—		2,370,895	—	15,302,266	2,413,514	15,259,647	17,673,161	7,225,129	2000	5 - 40
2300 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	3,743,070	574,152	3,678,498	4,252,650	1,713,751	1999	5 - 40
2301 Renaissance Boulevard	King of Prussia, PA	—		1,645,246	—	30,461,859	4,581,649	27,525,456	32,107,105	12,142,198	2002	5 - 40
2500 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	3,012,278	592,886	2,928,972	3,521,858	1,416,276	1999	5 - 40
2520 Renaissance Boulevard	King of Prussia, PA	—		1,020,000	—	5,293,427	978,402	5,335,025	6,313,427	1,766,387	1999	5 - 40
2560 Renaissance Boulevard	King of Prussia, PA	—		607,210	—	3,352,052	649,792	3,309,470	3,959,262	1,138,866	2000	5 - 40
2700 Horizon Drive	King of Prussia, PA	—		764,370	—	3,489,386	867,815	3,385,941	4,253,756	1,431,193	1998	5 - 40
2900 Horizon Drive	King of Prussia, PA	—		679,440	—	3,516,054	774,096	3,421,398	4,195,494	1,756,501	1998	5 - 40
3000 Horizon Drive	King of Prussia, PA	—		1,191,449	—	2,476,299	946,703	2,721,045	3,667,748	1,258,265	1997	5 - 40
3100 Horizon Drive	King of Prussia, PA	—		601,956	—	2,455,727	611,436	2,446,247	3,057,683	1,042,209	1995	5 - 40
3200 Horizon Drive	King of Prussia, PA	—		928,637	—	7,471,488	1,210,137	7,189,988	8,400,125	3,257,868	1996	5 - 40
3400 Horizon Drive	King of Prussia, PA	—		776,496	3,139,068	1,724,321	776,496	4,863,388	5,639,884	2,299,839	1995	5 - 40
3500 Horizon Drive	King of Prussia, PA	—		1,204,839	—	2,850,802	1,223,875	2,831,766	4,055,641	1,429,538	1996	5 - 40
3600 Horizon Drive	King of Prussia, PA	—		236,432	1,856,252	820,461	236,432	2,676,713	2,913,145	1,331,021	1989	5 - 40
3602 Horizon Drive	King of Prussia, PA	—		217,734	1,759,489	420,954	217,809	2,180,368	2,398,177	1,151,155	1989	5 - 40
3604 Horizon Drive	King of Prussia, PA	—		397,178	—	1,880,505	350,874	1,926,809	2,277,683	1,096,483	1998	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,862,287	717,001	7,678,408	8,395,409	4,371,634	1988	5 - 40
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,307,707	705,317	9,045,194	9,750,511	4,454,376	1988	5 - 40
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	8,131,184	952,911	14,854,014	15,806,925	7,931,558	1971	5 - 40
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	7,217,277	952,361	13,940,107	14,892,468	7,457,506	1971	5 - 40
1700 Interstate Drive	Lakeland, FL	—	650,000	5,444,220	—	650,000	5,444,220	6,094,220	608,401	2012	5 - 40
5801 Columbia Park Road	Landover,MD	—	1,187,620	4,598,346	182,789	1,187,620	4,781,135	5,968,755	4,781,135	2013	5 - 40
11425 State Highway 225	LaPorte, TX	—	975,974	3,409,036	100,699	977,542	3,508,166	4,485,708	996,075	2006	5 - 40
11503 State Highway 225	LaPorte, TX	—	2,561,931	9,695,493	272,748	2,566,047	9,964,125	12,530,172	2,686,659	2006	5 - 40
1701 South 16th St	LaPorte, TX	—	4,063,262	18,719,368	132,035	4,063,262	18,851,403	22,914,665	764,225	2015	5 - 40
1842 South 16th St	LaPorte, TX	—	2,226,284	11,976,185	19,270	2,226,284	11,995,454	14,221,738	513,070	2015	5 - 40
1902 South 16th St	LaPorte, TX	—	2,369,095	14,119,020	—	2,369,095	14,119,020	16,488,115	636,966	2015	5 - 40
640 S State Road 39	Lebanon,IN	—	1,612,787	18,065,552	1,215,412	1,612,787	19,280,964	20,893,751	2,283,155	2013	5 - 40
7528 Walker Way	Lehigh, PA	—	893,441	—	5,643,010	779,330	5,757,121	6,536,451	2,144,171	2004	5 - 40
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	48,850,004	11,254,716	48,844,838	60,099,554	12,795,718	2005	5 - 40
8500 Willard Drive	Lehigh, PA	663,153	6,398,815	—	33,734,013	11,355,974	28,776,854	40,132,828	5,185,360	2004	5 - 40
875 Maxham Road	Lithia Springs, GA	—	445,493	10,160,616	560,063	445,493	10,720,679	11,166,172	1,183,900	2013	5 - 40
8742 Congdon Hill Dr	Lower Macungie, PA	—	22,444,500	20,222,582	—	22,444,500	20,222,582	42,667,082	118,225	2016	5 - 40
7533 Industrial Parkway	Lower Macungie, PA	—	5,603,460	18,807,987	2,632,563	5,603,460	21,440,550	27,044,010	3,905,673	2011	5 - 40
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	247,936	832,244	1,580,608	2,412,852	1,112,039	2003	5 - 40
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	2,699,241	509,899	2,698,417	3,208,316	1,997,432	1984	5 - 40
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,405,657	724,846	5,404,869	6,129,715	3,502,879	1985	5 - 40
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	7,509,345	1,977,935	6,852,035	8,829,970	3,796,493	1998	5 - 40
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,828,215	1,676,470	16,588,559	18,265,029	8,745,481	1998	5 - 40
11 Great Valley Parkway	Malvern, PA	—	496,297	—	1,931,329	708,331	1,719,295	2,427,626	1,719,295	2001	5 - 40
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	14,958,472	1,837,878	14,957,644	16,795,522	14,957,645	1986	5 - 40
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,329,148	128,767	1,331,070	1,459,837	1,110,861	1982	5 - 40
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,906,244	643,892	5,926,634	6,570,526	4,101,766	1988	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
18 Great Valley Parkway	Malvern, PA	—		394,036	3,976,221	(1,229,407)	397,293	2,743,557	3,140,850	2,743,556	1980	5 - 40
200 Chesterfield Parkway	Malvern, PA	—		495,893	2,739,093	698,060	812,745	3,120,301	3,933,046	2,640,096	1989	5 - 40
300-400 Chesterfield Parkway	Malvern, PA	—		937,212	—	6,220,320	1,402,795	5,754,737	7,157,532	3,342,758	1988	5 - 40
311 Technology Drive	Malvern, PA	—		397,131	—	2,710,506	397,948	2,709,689	3,107,637	2,301,566	1984	5 - 40
425 Old Morehall Road	Malvern, PA	—		3,847,501	—	45,859,328	9,953,208	39,753,621	49,706,829	2,565,627	2014	5 - 40
45 Liberty Boulevard	Malvern, PA	—		4,380,221	—	15,329,271	4,749,748	14,959,744	19,709,492	8,158,914	1999	5 - 40
50 Morehall Road	Malvern, PA	—		849,576	—	14,101,863	1,337,076	13,614,363	14,951,439	7,454,051	1997	5 - 40
500 Chesterfield Parkway	Malvern, PA	—		472,364	—	3,162,401	762,370	2,872,395	3,634,765	1,895,859	1988	5 - 40
60 Morehall Road	Malvern, PA	—		865,424	9,285,000	5,598,450	884,974	14,863,900	15,748,874	9,949,361	1989	5 - 40
600 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	9,413,146	2,798,565	8,628,331	11,426,896	4,510,096	1999	5 - 40
700 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	9,251,414	2,785,823	8,479,341	11,265,164	4,447,650	1999	5 - 40
1169 Canton Rd	Marietta, GA	—	*	1,232,219	17,897,326	437,586	1,232,219	18,334,912	19,567,131	1,835,793	2013	5 - 40
65 Brookfield Oaks Drive	Mauldin, SC	—		557,174	—	2,856,370	506,318	2,907,226	3,413,544	922,607	2004	5 - 40
75 Brookfield Oaks Drive	Mauldin, SC	—		419,731	—	2,349,647	430,909	2,338,469	2,769,378	751,363	2003	5 - 40
126-132 Liberty Industrial Pkw	McDonough, GA	—		600,666	4,184,131	573,223	600,666	4,757,353	5,358,019	788,235	2013	5 - 40
95-115 Liberty Industrial Pkwy	McDonough, GA	—		660,420	4,785,127	661,518	660,420	5,446,645	6,107,065	829,134	2013	5 - 40
11150 NW 122nd Street	Medley, FL	—		6,627,899	—	12,281,367	6,627,899	12,281,367	18,909,266	331,588	2014	5 - 40
11250 NW 122nd Street	Medley, FL	—		4,798,886	—	9,282,537	4,798,886	9,282,537	14,081,423	223,407	2016	5 - 40
11401 NW 134th Street	Medley, FL	—	*	5,558,619	17,678,237	1,118,286	5,558,619	18,796,523	24,355,142	2,237,448	2013	5 - 40
11450 NW 122nd Street	Medley, FL	—	*	1,623,293	—	11,424,316	3,919,238	9,128,371	13,047,609	461,030	2013	5 - 40
456 International Parkway	Minooka, IL	—		3,862,683	14,357,981	4,591,711	3,862,683	18,949,692	22,812,375	2,034,996	2012	5 - 40
21 S Middlesex Avenue	Monroe Township, NJ	—	*	2,097,170	9,715,401	561,745	2,097,170	10,277,146	12,374,316	1,305,675	2013	5 - 40
4 S Middlesex Avenue	Monroe Township, NJ	—	*	2,263,153	10,261,759	599,026	2,263,153	10,860,785	13,123,938	1,251,816	2013	5 - 40
22750 Cactus Avenue	Moreno Valley, CA	—		9,404,283	24,380,934	1,851,865	9,408,276	26,228,806	35,637,082	1,802,722	2014	5 - 40
323 Park Knoll Drive	Morrisville, NC	—		1,071,600	4,397,807	1,029,987	1,071,600	5,427,794	6,499,394	1,341,393	2010	5 - 40
324 Park Knoll Drive	Morrisville, NC	—		1,449,092	4,424,932	330,260	1,449,450	4,754,834	6,204,284	1,267,257	2007	5 - 40
619 Distribution Drive	Morrisville, NC	—		1,031,430	5,655,167	769,286	1,031,685	6,424,198	7,455,883	1,571,097	2007	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
627 Distribution Drive	Morrisville, NC	—		1,061,370	5,152,110	526,179	1,061,632	5,678,027	6,739,659	1,586,152	2007	5 - 40
701 Distribution Drive	Morrisville, NC	—		1,300,889	5,313,226	223,184	1,301,211	5,536,088	6,837,299	1,402,290	2007	5 - 40
1879 Lamont Avenue	Odenton, MD	—	*	1,976,000	8,099,579	2,067,689	2,011,030	10,132,238	12,143,268	3,242,952	2004	5 - 40
350 Winmeyer Avenue	Odenton, MD	—		1,778,400	7,289,165	2,081,514	1,809,927	9,339,152	11,149,079	3,023,879	2004	5 - 40
4000 E Airport Drive	Ontario, CA	—		2,686,533	10,125,772	560,320	2,686,533	10,686,092	13,372,625	1,134,941	2013	5 - 40
1000 Gills Drive	Orlando, FL	—		415,906	—	2,826,589	435,400	2,807,095	3,242,495	716,623	2006	5 - 40
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,406,213	680,312	3,526,967	4,207,279	1,418,449	2003	5 - 40
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	699,185	522,991	3,261,934	3,784,925	1,605,946	1985	5 - 40
10771 Palm Bay Drive	Orlando, FL	—		664,605	—	2,515,652	685,383	2,494,874	3,180,257	902,836	2001	5 - 40
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	3,100,835	878,320	5,659,668	6,537,988	1,344,968	2003	5 - 40
1400-1440 Central Florida Parkway	Orlando, FL	—		518,043	2,561,938	966,144	518,043	3,528,082	4,046,125	1,767,649	1962	5 - 40
1902 Cypress Lake Drive	Orlando, FL	—		523,512	3,191,790	1,522,627	538,512	4,699,417	5,237,929	2,237,527	1989	5 - 40
2000 Park Oaks Avenue	Orlando, FL	—	*	913,201	6,818,610	993,299	913,201	7,811,909	8,725,110	872,681	2013	5 - 40
2202 Taft-Vineland Road	Orlando, FL	—		1,283,713	—	7,315,061	1,283,713	7,315,061	8,598,774	2,932,282	2004	5 - 40
2212 Taft Vineland Road	Orlando, FL	—		838,853	—	4,084,540	767,953	4,155,440	4,923,393	1,295,463	2006	5 - 40
2256 Taft-Vineland Road	Orlando, FL	—		467,296	—	2,856,683	825,673	2,498,306	3,323,979	868,515	2005	5 - 40
2351 Investors Row	Orlando, FL	—		2,261,924	7,496,249	2,669,413	2,271,785	10,155,801	12,427,586	3,524,750	2004	5 - 40
2400 South Lake Orange Drive	Orlando, FL	—		385,964	—	3,218,244	642,427	2,961,781	3,604,208	1,311,061	2001	5 - 40
2412 Sand Lake Road	Orlando, FL	—		1,236,819	3,243,314	4,515,655	1,244,667	7,751,121	8,995,788	807,848	2012	5 - 40
2416 Lake Orange Drive	Orlando, FL	—		535,964	—	3,830,045	704,800	3,661,209	4,366,009	1,588,980	2002	5 - 40
6200 Lee Vista Boulevard	Orlando, FL	—		1,435,301	6,174,642	635,186	1,435,301	6,809,828	8,245,129	1,975,783	2006	5 - 40
6501 Lee Vista Boulevard	Orlando, FL	—		903,701	—	5,673,010	925,671	5,651,040	6,576,711	2,176,452	2001	5 - 40
6918 Presidents Drive	Orlando, FL	—		872,550	2,526,043	627,577	872,550	3,153,620	4,026,170	299,246	2012	5 - 40
6923 Lee Vista Boulevard	Orlando, FL	—		903,701	—	3,792,659	830,953	3,865,407	4,696,360	1,262,732	2006	5 - 40
7022 TPC Drive	Orlando, FL	—		1,443,510	6,775,194	585,783	1,457,286	7,347,202	8,804,488	1,922,035	2006	5 - 40
7100 TPC Drive	Orlando, FL	—		1,431,489	8,002,539	799,248	1,445,807	8,787,469	10,233,276	2,397,957	2006	5 - 40
7101 TPC Drive	Orlando, FL	—		1,553,537	5,702,243	591,287	1,570,863	6,276,204	7,847,067	1,599,823	2006	5 - 40
7315 Kingspointe Parkway	Orlando, FL	—		1,931,697	6,388,203	2,903,691	1,932,004	9,291,587	11,223,591	3,677,424	2004	5 - 40
851 Gills Drive	Orlando, FL	—		332,992	—	2,819,927	373,500	2,779,419	3,152,919	678,992	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
950 Gills Drive	Orlando, FL	—		443,989	—	2,909,996	464,800	2,889,185	3,353,985	689,162	2006	5 - 40
9550 Satellite Boulevard	Orlando, FL	—		574,831	—	2,682,249	587,319	2,669,761	3,257,080	1,315,038	1999	5 - 40
9600 Satellite Boulevard	Orlando, FL	—		252,850	1,297,923	185,097	252,850	1,483,020	1,735,870	682,906	1989	5 - 40
9700 Satellite Boulevard	Orlando, FL	—		405,362	1,146,546	417,433	405,362	1,563,979	1,969,341	722,863	1989	5 - 40
1 Crescent Drive	Philadelphia, PA	—		567,280	—	14,836,673	347,892	15,056,061	15,403,953	4,124,088	2004	5 - 40
1200 Intrepid Avenue	Philadelphia, PA	—		404,883	—	8,102,718	127,741	8,379,860	8,507,601	85,391	2015	5 - 40
150 Rouse Boulevard	Philadelphia, PA	—		567,531	—	14,040,200	569,349	14,038,382	14,607,731	1,779,160	2011	5 - 40
201 Rouse Boulevard	Philadelphia, PA	—		243,905	—	22,534,911	449,013	22,329,803	22,778,816	1,353,759	2013	5 - 40
351 Rouse Boulevard	Philadelphia, PA			359,864		16,067,260	367,016	16,060,108	16,427,124	11,605	2015	5 - 40
3 Crescent Drive	Philadelphia, PA	—		214,726	—	22,605,215	417,823	22,402,118	22,819,941	4,108,488	2008	5 - 40
4000 S. 26th Street	Philadelphia, PA	—		1,255,507	—	10,816,115	1,142,358	10,929,264	12,071,622	407,471	2014	5 - 40
4020 S 26th Street	Philadelphia, PA	—		51,784	—	7,165,151	616,467	6,600,468	7,216,935	836,575	2011	5 - 40
4050 S 26th Street	Philadelphia, PA	—		46,301	—	7,163,875	616,670	6,593,506	7,210,176	1,030,380	2011	5 - 40
4300 South 26th Street	Philadelphia, PA	—		402,673	—	34,854,173	413,030	34,843,816	35,256,846	6,615,001	2008	5 - 40
4701 League Island Boulevard	Philadelphia, PA	—		419,107	—	13,298,950	435,763	13,282,294	13,718,057	313,669	2016	5 - 40
4751 League Island Boulevard	Philadelphia, PA	—		992,965	331,924	7,806,820	613,248	8,518,461	9,131,709	2,930,840	2003	5 - 40
4775 League Island Boulevard	Philadelphia, PA	—		891,892	—	5,578,804	366,982	6,103,714	6,470,696	1,468,939	2006	5 - 40
5 Crescent Drive	Philadelphia, PA	—		1,765,341	—	75,231,724	1,897,303	75,099,762	76,997,065	8,129,695	2011	5 - 40
8th & Walnut Streets	Philadelphia, PA	40,061,756		734,275	—	45,366,959	—	46,101,234	46,101,234	3,468,952	2011	5 - 40
2626 South 7th Street	Phoenix, AZ	—		2,519,510	3,798,560	3,444,729	2,519,510	7,243,289	9,762,799	1,365,742	2012	5 - 40
563 South 63rd Avenue	Phoenix, AZ	—		5,523,427	14,581,705	12,199,604	5,636,070	26,668,666	32,304,736	2,283,003	2013	5 - 40
1000 Klein Road	Plano, TX	—		706,660	5,894,330	258,628	706,660	6,152,959	6,859,619	679,107	2013	5 - 40
1901 10th Street	Plano, TX	—	*	555,168	6,401,789	482,432	555,168	6,884,221	7,439,389	816,759	2013	5 - 40
1909 10th Street	Plano, TX	—	*	551,706	5,797,440	259,807	551,706	6,057,247	6,608,953	673,886	2013	5 - 40
3605 East Plano Parkway	Plano, TX	—		1,047,996	9,218,748	1,970,078	1,047,996	11,188,825	12,236,821	1,304,882	2013	5 - 40
3701 East Plano Parkway	Plano, TX	—		877,564	7,460,686	788,731	877,564	8,249,416	9,126,980	855,019	2013	5 - 40
800 Klein Road	Plano, TX	—		580,456	5,681,283	271,634	580,456	5,952,917	6,533,373	648,375	2013	5 - 40
900 Klein Road	Plano, TX	—		723,534	6,004,923	352,138	723,534	6,357,061	7,080,595	755,534	2013	5 - 40
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	58,274	1,689,726	7,995,419	9,685,145	3,607,080	1994	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	1,096,872	198,205	2,890,293	3,088,498	1,386,033	1978	5 - 40
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	702,745	384,235	4,144,214	4,528,449	1,929,556	1997	5 - 40
5905 Trenton Lane North	Plymouth, MN	—	1,616,360	4,487,462	735,223	1,616,360	5,222,684	6,839,044	651,727	2013	5 - 40
6055 Nathan Lane North	Plymouth, MN	—	1,327,017	4,527,404	580,333	1,327,017	5,107,737	6,434,754	625,825	2013	5 - 40
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	1,339,780	1,157,049	5,960,736	7,117,785	2,761,606	1986	5 - 40
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	435,867	392,138	2,001,655	2,393,793	982,366	1985	5 - 40
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	912,017	972,232	4,804,102	5,776,334	2,244,165	1957	5 - 40
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	368,976	203,247	1,180,070	1,383,317	560,603	1990	5 - 40
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	208,224	203,247	1,019,318	1,222,565	444,758	1990	5 - 40
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	154,435	203,247	965,529	1,168,776	417,118	1990	5 - 40
2201-2215 NW 30th Place	Pompano Beach, FL	—	1,120,328	3,427,358	135,753	1,120,328	3,563,111	4,683,439	369,499	2013	5 - 40
2250-2270 NW 30th Place	Pompano Beach, FL	—	993,015	2,423,174	132,660	993,015	2,555,834	3,548,849	289,550	2013	5 - 40
2280-2300 NW 30th Place	Pompano Beach, FL	—	906,947	2,157,802	181,920	906,947	2,339,723	3,246,670	289,360	2013	5 - 40
2301-2329 NW 30th Place	Pompano Beach, FL	—	1,268,707	3,079,811	146,245	1,268,707	3,226,056	4,494,763	364,496	2013	5 - 40
3000 NW 25th Avenue	Pompano Beach, FL	—	1,087,554	2,897,117	147,218	1,087,554	3,044,335	4,131,889	357,215	2013	5 - 40
3001-3037 NW 25th Avenue	Pompano Beach, FL	—	1,548,542	3,512,041	322,677	1,548,542	3,834,719	5,383,261	513,606	2013	5 - 40
3012-3050 NW 25th Avenue	Pompano Beach, FL	—	1,112,781	2,763,862	232,584	1,112,781	2,996,445	4,109,226	385,453	2013	5 - 40
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	720,249	359,933	2,157,365	2,517,298	1,176,745	1984	5 - 40
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	279,326	164,413	935,259	1,099,672	513,909	1984	5 - 40
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	294,844	310,178	1,533,768	1,843,946	626,437	1965	5 - 40
1920 West Baseline Rd	Rialto, CA	—	9,361,943	17,970,709	453,128	9,411,621	18,374,159	27,785,780	971,239	2014	5-40
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	159,898	659,456	4,995,908	5,655,364	2,759,090	1989	5 - 40
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	1,895,397	310,854	4,174,994	4,485,848	1,765,252	1973	5 - 40
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	2,058,719	693,203	7,142,212	7,835,415	4,003,398	1975	5 - 40
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	3,008,422	256,203	5,558,071	5,814,274	2,601,653	1976	5 - 40
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,911,959	91,599	1,911,836	2,003,435	1,008,379	1975	5 - 40
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	3,048,884	223,696	4,689,319	4,913,015	2,044,300	1978	5 - 40
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,375,855	325,303	3,761,412	4,086,715	1,774,030	1979	5 - 40
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	484,686	615,038	4,994,958	5,609,996	2,755,220	1988	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4447-4491 Carolina Avenue	Richmond, VA	—		454,056	2,729,742	514,146	454,056	3,243,888	3,697,944	1,861,413	1987	5 - 40
4501-4549 Carolina Avenue	Richmond, VA	—		486,166	3,565,211	576,623	486,166	4,141,834	4,628,000	2,282,791	1981	5 - 40
4551-4593 Carolina Avenue	Richmond, VA	—		474,360	3,478,646	1,015,357	474,360	4,494,003	4,968,363	2,651,489	1982	5 - 40
4601-4643 Carolina Avenue	Richmond, VA	—		652,455	4,784,675	841,192	652,455	5,625,867	6,278,322	3,287,659	1985	5 - 40
4645-4683 Carolina Avenue	Richmond, VA	—		404,616	2,967,187	662,014	404,616	3,629,201	4,033,817	1,974,801	1985	5 - 40
4717-4729 Eubank Road	Richmond, VA	—		449,447	3,294,697	2,230,770	452,263	5,522,651	5,974,914	2,938,959	1978	5 - 40
510 Eastpark Court	Richmond, VA	—		261,961	2,110,874	414,799	262,210	2,525,424	2,787,634	1,372,360	1989	5 - 40
520 Eastpark Court	Richmond, VA	—		486,118	4,083,582	716,388	486,598	4,799,490	5,286,088	2,343,100	1989	5 - 40
530 Eastpark Court	Richmond, VA	—		266,883	—	2,621,284	334,772	2,553,395	2,888,167	1,267,264	1999	5 - 40
540 Eastpark Court	Richmond, VA	—		742,300	—	5,428,026	1,066,839	5,103,487	6,170,326	1,155,273	2007	5 - 40
5600-5626 Eastport Boulevard	Richmond, VA	—		489,941	3,592,900	634,581	489,941	4,227,481	4,717,422	2,161,964	1989	5 - 40
5601-5659 Eastport Boulevard	Richmond, VA	—		705,660	—	4,741,770	720,100	4,727,330	5,447,430	2,498,179	1996	5 - 40
5650-5674 Eastport Boulevard	Richmond, VA	—		644,384	4,025,480	353,257	644,384	4,378,737	5,023,121	2,442,189	1990	5 - 40
5700 Eastport Boulevard	Richmond, VA	—		408,729	2,697,348	1,248,269	408,729	3,945,617	4,354,346	2,191,052	1990	5 - 40
5701-5799 Eastport Boulevard	Richmond, VA	—		694,644	—	5,979,622	700,503	5,973,763	6,674,266	2,733,261	1998	5 - 40
5800 Eastport Boulevard	Richmond, VA	—		604,146	—	7,590,970	604,146	7,590,970	8,195,116	195,005	2016	5 - 40
5900 Eastport Boulevard	Richmond, VA	—		676,661	—	4,998,722	687,898	4,987,485	5,675,383	2,620,834	1997	5 - 40
6000 Eastport Blvd	Richmond, VA	—		872,901	—	7,490,092	901,666	7,461,327	8,362,993	1,654,411	1997	5 - 40
6530 Judge Adams Road	Rock Creek, NC	—		305,821	—	4,966,941	335,061	4,937,701	5,272,762	2,292,064	1999	5 - 40
6532 Judge Adams Road	Rock Creek, NC	—		354,903	—	4,029,022	399,988	3,983,937	4,383,925	2,005,118	1997	5 - 40
13098 George Weber Drive	Rogers, MN	—		895,811	6,004,189	342,255	895,811	6,346,444	7,242,255	948,850	2011	5 - 40
13220 Wilfred Lane	Rogers, MN	—		508,532	—	11,072,977	1,396,324	10,185,185	11,581,509	853,976	2014	5 - 40
13225 Brockton Lane	Rogers, MN	—		1,048,093	—	10,464,170	1,066,159	10,446,104	11,512,263	786,204	2014	5 - 40
1070 Windham Parkway	Romeoville, IL	—		8,672,143	24,144,864	1,238,550	8,672,143	25,383,414	34,055,557	2,699,591	2012	5 - 40
1550 Central Avenue	Roselle, IL	—	*	2,884,492	10,439,793	485,780	2,884,492	10,925,573	13,810,065	1,361,718	2013	5 - 40
1135 Aviation Place	San Fernando, CA	—		3,035,034	2,844,962	460,618	3,035,034	3,305,580	6,340,614	392,642	2013	5 - 40
5800 Technology Boulevard	Sandston, VA	—		1,741,867	—	12,004,702	1,744,160	12,002,409	13,746,569	125,617	2016	5 - 40
8715 Bollman Place	Savage, MD	—		1,263,237	2,633,210	206,384	1,263,237	2,839,594	4,102,831	311,576	2013	5 - 40
8501 East Raintree Drive	Scottsdale, AZ	—		4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	9,367,899	2005	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1150 Gateway Drive	Shakopee, MN	—		1,126,865	5,684,178	7,627	1,126,865	5,691,805	6,818,670	627,756	2012	5 - 40
5555 12th Avenue East	Shakopee, MN	—		887,285	5,321,200	428,118	887,285	5,749,318	6,636,603	739,623	2012	5 - 40
5651 Innovation Boulevard	Shakopee, MN	—		1,551,579	9,541,234	1,143,179	1,552,083	10,683,909	12,235,992	320,481	2015	5 - 40
1210 Champion Way	Sharonville, OH	—		1,337,271	6,135,118	1,053,414	1,337,271	7,188,533	8,525,804	1,180,732	2013	5 - 40
9300 Olde Scotland Road	Shippensburg, PA	—		10,232,633	—	84,537,189	12,933,027	81,836,795	94,769,822	5,969,153	2014	5 - 40
3990 Heritage Oak Court	Simi Valley, CA	—		1,964,140	10,667,267	332,505	1,964,140	10,999,772	12,963,912	1,106,485	2013	5 - 40
3654-3668 Swenson Avenue	St. Charles, IL	—		643,639	1,645,058	149,732	643,639	1,794,790	2,438,429	233,225	2013	5 - 40
3701 Illinois Ave	St. Charles, IL	—		672,500	1,288,924	135,971	672,500	1,424,895	2,097,395	178,406	2013	5 - 40
3950-3980 Swenson Avenue	St. Charles, IL	—		851,080	3,027,753	193,980	851,080	3,221,733	4,072,813	380,779	2013	5 - 40
1501 102nd Avenue North	St. Petersburg, FL	—	*	283,474	2,230,868	165,205	283,474	2,396,072	2,679,546	264,247	2013	5 - 40
1527 102nd Avenue North	St. Petersburg, FL	—	*	374,284	2,987,226	220,944	374,284	3,208,170	3,582,454	351,694	2013	5 - 40
1551 102nd Avenue North	St. Petersburg, FL	—	*	699,797	5,214,438	1,045,906	699,797	6,260,344	6,960,141	695,362	2013	5 - 40
6900 Harbour View Boulevard	Suffolk, VA	—		904,052	—	8,863,721	807,006	8,960,767	9,767,773	2,548,554	2006	5 - 40
6920 Harbour View Boulevard	Suffolk, VA	—		603,391	—	6,811,340	2,628,635	4,786,096	7,414,731	688,557	2005	5 - 40
6950 Harbour View Blvd	Suffolk, VA	—		929,844	—	6,553,719	794,848	6,688,715	7,483,563	1,988,193	2004	5 - 40
1516 Fryar Avenue	Sumner, WA	—		1,675,402	5,079,543	805,288	1,675,402	5,884,831	7,560,233	794,666	2013	5 - 40
3401-3409 Cragmont Drive	Tampa, FL	—		556,952	3,849,236	4,060	556,952	3,853,296	4,410,248	401,117	2012	5 - 40
3502 Roga Boulevard	Tampa, FL	—		201,600	1,263,131	75,987	201,600	1,339,118	1,540,718	138,245	2012	5 - 40
3505 Cragmont Drive	Tampa, FL	—		936,336	7,155,520	1,313	936,336	7,156,833	8,093,169	815,801	2012	5 - 40
3608 Queen Palm Drive	Tampa, FL	—		650,384	4,764,301	168,709	650,384	4,933,010	5,583,394	533,313	2012	5 - 40
5250 Eagle Trail Drive	Tampa, FL	—		952,860	—	3,664,502	952,860	3,664,502	4,617,362	1,622,450	1998	5 - 40
5501-5519 Pioneer Park Boulevard	Tampa, FL	—		162,000	1,613,000	1,013,160	262,416	2,525,744	2,788,160	1,404,974	1981	5 - 40
5690-5694 Crenshaw Street	Tampa, FL	—		181,923	1,812,496	1,023,370	181,923	2,835,866	3,017,789	1,331,285	1979	5 - 40
8110 Anderson Road	Tampa, FL	—		912,663	5,425,143	317,687	912,663	5,742,830	6,655,493	691,053	2012	5 - 40
8130 Anderson Road	Tampa, FL	—		655,668	4,132,076	160,693	655,668	4,292,769	4,948,437	544,050	2012	5 - 40
9020 King Palm Drive	Tampa, FL	—		1,718,496	11,697,381	912,448	1,718,496	12,609,829	14,328,325	1,340,882	2012	5 - 40
9110 King Palm Drive	Tampa, FL	—		1,203,200	7,979,540	197,450	1,203,200	8,176,990	9,380,190	911,735	2012	5 - 40
9203 King Palm Drive	Tampa, FL	—		754,832	4,966,864	(33,459)	754,832	4,933,405	5,688,237	569,711	2012	5 - 40
9319 Peach Palm Drive	Tampa, FL	—		612,536	4,168,473	9,700	612,536	4,178,173	4,790,709	444,092	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
9704 Solar Drive	Tampa, FL	—		374,548	1,354,800	775,513	374,548	2,130,313	2,504,861	187,056	2012	5 - 40
9945 Currie Davis Drive	Tampa, FL	—		1,134,286	9,241,807	380,833	1,134,286	9,622,639	10,756,925	1,062,618	2013	5 - 40
1850 W. Rio Salado Parkway	Tempe, AZ	—		3,975,600	—	23,088,843	3,975,600	23,088,843	27,064,443	1,035,343	2013	5 - 40
1858 E Encanto Dr	Tempe, AZ	—	*	877,611	4,485,427	310,053	877,611	4,795,480	5,673,091	532,163	2013	5 - 40
1910 W. Rio Salado Parkway	Tempe, AZ	—		4,693,504	—	23,579,039	4,693,504	23,579,039	28,272,543	840,894	2016	5 - 40
2040 W Rio Salado Parkway	Tempe, AZ	—		2,689,302	—	10,201,921	2,633,851	10,257,372	12,891,223	131,584	2015	5 - 40
475 W Vaughn St	Tempe, AZ	—		1,112,245	2,260,348	272,243	1,112,245	2,532,591	3,644,836	329,197	2013	5 - 40
921 South Park Lane	Tempe, AZ	—		1,192,820	1,580,155	480,998	1,192,820	2,061,154	3,253,974	386,618	2011	5 - 40
8313 West Pierce Street	Tolleson, AZ	—		2,295,090	9,079,811	3,531,535	2,295,090	12,611,346	14,906,436	3,862,955	2007	5 - 40
8591 West Washington Street	Tolleson, AZ	—		1,574,912	7,308,021	356,128	1,574,912	7,664,149	9,239,061	970,131	2012	5 - 40
8601 West Washington Street	Tolleson, AZ	—		1,524,603	6,352,070	920,094	1,524,603	7,272,164	8,796,767	1,175,768	2012	5 - 40
5111 S Royal Atlanta Drive	Tucker, GA	—	*	435,776	1,875,685	411,280	435,776	2,286,966	2,722,742	344,804	2013	5 - 40
5151 S Royal Atlanta Drive	Tucker, GA	—	*	345,061	1,428,840	224,775	345,061	1,653,615	1,998,676	273,948	2013	5 - 40
1100 17th Street NW	Washington, DC	—		16,558,660	32,223,978	1,495,642	16,558,660	33,719,620	50,278,280	6,532,221	2011	5 - 40
2100 M Street NW	Washington, DC	—		70,000,000	55,123,783	104,422	70,000,000	55,228,205	125,228,205	7,931,434	2013	5 - 40
400-500 Brandywine Parkway	West Chester, PA	—		845,846	6,809,025	1,042,610	845,846	7,851,635	8,697,481	3,474,894	1988	5 - 40
600 Brandywine Parkway	West Chester, PA	—		664,899	5,352,410	807,914	664,899	6,160,324	6,825,223	2,950,204	1988	5 - 40
1400 Powis Court	West Chicago, IL	—		578,314	2,448,562	73,377	578,314	2,521,939	3,100,253	259,204	2013	5 - 40
1 Kings Hill Avenue	West Malling, UK	—		4,288,389	—	6,874,032	3,089,043	8,073,378	11,162,421	2,233,644	2006	5 - 40
42 Kings Hill Avenue	West Malling, UK	—		5,397,739	—	8,788,645	3,353,552	10,832,832	14,186,384	2,588,491	2005	5 - 40
Liberty Square, Block 1	West Malling, UK	—		159,232	1,622,551	448,417	248,933	1,981,268	2,230,201	584,097	2006	5 - 40
Liberty Square, Block 2	West Malling, UK	—		199,150	1,614,217	474,450	312,301	1,975,516	2,287,817	566,264	2006	5 - 40
Liberty Square, Block 3	West Malling, UK	—		129,830	1,141,141	327,841	202,258	1,396,554	1,598,812	395,755	2006	5 - 40
Liberty Square, Block 5	West Malling, UK	—		71,377	735,993	200,989	109,464	898,895	1,008,359	254,835	2006	5 - 40
29 Liberty Square	West Malling, UK	—		165,363	1,139,928	(89,307)	154,313	1,061,670	1,215,983	13,602	2016	5 - 40
1400 Northpoint Parkway	West Palm Beach, FL	—	*	2,454,972	5,312,829	376,502	2,454,972	5,689,331	8,144,303	711,830	2013	5 - 40
300 Northpoint Parkway	West Palm Beach, FL	—	*	1,177,064	2,102,451	160,370	1,177,064	2,262,821	3,439,885	272,510	2013	5 - 40
400 Northpoint Parkway	West Palm Beach, FL	—	*	1,029,595	1,728,187	178,025	1,029,595	1,906,212	2,935,807	249,304	2013	5 - 40
2935 West Corporate Lakes Blvd	Weston, FL	—	*	4,682,521	25,905,126	1,345,838	4,682,521	27,250,964	31,933,485	2,533,465	2013	5 - 40
2945 West Corporate Lakes Blvd	Weston, FL	—	*	2,345,242	13,973,766	333,227	2,345,242	14,306,993	16,652,235	1,343,050	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
43-47 Hintz Road	Wheeling, IL	—	2,051,093	18,283,480	537,835	2,051,093	18,821,316	20,872,409	1,890,597	2013	5 - 40
Subtotal Operating Real Estate		$55,484,649	$1,035,528,258	$2,250,324,535	$2,310,537,775	$1,094,469,939	$4,501,920,629	$5,596,390,568	$940,114,836

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
Development Properties
3225 Gravel Springs Road	Buford, GA	—	2,807,020	—	7,988,171	—	10,795,191	10,795,191	—	2015	N/A
3525 Gravel Springs Road	Buford, GA	—	1,391,065	—	5,220,195	—	6,611,260	6,611,260	—	2015	N/A
1951 TW Alexander Drive	Durham, NC	—	1,115,595	—	3,139,353	—	4,254,948	4,254,948	—	2015	N/A
1953 TW Alexander Drive	Durham, NC	—	2,402,820	—	5,406,047	—	7,808,867	7,808,867	—	2015	N/A
1075 King George Post Road	Edison, NJ	—	—	—	8,981,558	—	8,981,558	8,981,558	—	2016	N/A
2988 Green Road	Greer, SC	—	2,271,948	—	3,767,991	—	6,039,939	6,039,939	—	2016	N/A
4485 Premier Drive	High Point, NC	—	1,827,595	—	1,438,892	—	3,266,487	3,266,487	—	2015	N/A
5430 FAA Boulevard	Irving, TX	—	2,245,346	—	9,165,655	—	11,411,001	11,411,001	—	2015	N/A
951 Valleyview Lane	Irving, TX	—	3,899,824	—	13,094,727	—	16,994,551	16,994,551	—	2015	N/A
1200 Claybrick Road	Landover, MD	—	6,876,500	—	7,297,654	—	14,174,154	14,174,154		2016	N/A
1801 South 16th Street	LaPorte, TX	—	3,794,963	—	14,998,448	—	18,793,411	18,793,411	—	2016	N/A
8801 Congdon Hill Drive	Mertztown, PA	—	23,016,646	—	10,368,794	—	33,385,440	33,385,440	—	2016	N/A
11440 NW 122 Street	Miami, FL		5,636,564	—	7,868,985	—	13,505,549	13,505,549	—	2016	N/A
1050 Constitution Avenue	Philadelphia, PA	—	1,969,501	—	14,545,658	—	16,515,159	16,515,159	—	2015	N/A
1200 Intrepid Avenue	Philadelphia, PA	—	404,883	—	18,785,986	—	19,190,869	19,190,869	—	2014	N/A
1500 S 71st Avenue	Phoenix, AZ		4,234,407		594,110	—	4,828,517	4,828,517	—	2016	N/A
7205 W Buckeye Rd	Phoenix, AZ		2,514,425		8,326,405	—	10,840,830	10,840,830	—	2016	N/A
3929 Shutterfly Road	Charlotte, NC		592,233		1,407,692	—	1,999,925	1,999,925	—	2016	N/A
1870 W Rio Salado Parkway	Tempe, AZ		2,272,702		4,551,276	—	6,823,978	6,823,978	—	2016	N/A
1930 W Rio Salado Parkway	Tempe, AZ	—	4,069,890	—	17,940,732	—	22,010,622	22,010,622	—	2015	N/A
2040 W Rio Salado Parkway	Tempe, AZ	—	535,698	—	2,025,217	—	2,560,915	2,560,915	—	2015	N/A
6017 Southern Blvd	West Palm Beach, FL	—	4,513,860	—	7,496,005	—	12,009,865	12,009,865	—	2016	N/A
6035 Southern Blvd	West Palm Beach, FL	—	2,499,894	—	4,511,565	—	7,011,459	7,011,459	—	2016	N/A
Worcester 1	Worcester, UK	—	843,256	—	842,633	—	1,685,889	1,685,889		2016	N/A
Worcester 2	Worcester, UK	—	3,172,249	—	2,777,190	—	5,949,439	5,949,439		2016	N/A
Subtotal Development in Progress		$—	$84,908,884	$—	$182,540,939	$—	$267,449,823	$267,449,823	$—

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
4551 New York Avenue Land	Arlington, TX	$—	$4,754,659	$—	$974,353	$5,729,011	$—	$5,729,011	$—	2013	N/A
350 N York Rd	Bensenville, IL		3,043,130	—	256,481	3,299,611	—	3,299,611	—	2016	N/A
Mill Creek Road Land	Bethlehem, PA	—	17,719,400	—	5,023,124	22,742,524	—	22,742,524	—	2012	N/A
180 Dulty's Lane Land	Burlington, NJ		2,866,850	—	14,876	2,881,726	—	2,881,726	—	2016	N/A
Camden Town Center Land	Camden, NJ		11,303,073	—	7,918,928	19,222,001	—	19,222,001	—	2016	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	75,122	283,768	—	283,768	—	2010	N/A
Shopton Ridge Business Park Land	Charlotte, NC	—	644,925	—	493,059	1,137,984	—	1,137,984	—	2014	N/A
Mountain Creek Business Park L	Dallas, TX		7,984,928	—	172,493	8,157,421	—	8,157,421	—	2016	N/A
Holly Lane North Land	Dayton, MN	—	889,205	—	192,208	1,081,413	—	1,081,413	—	2014	N/A
French Lake Land	Dayton/Rogers, MN	—	13,513,632	—	5,731,745	19,245,377	—	19,245,377	—	2015	N/A
1951 TW Alexander Drive Land	Durham, NC	—	758,503	—	1,517,278	2,275,781	—	2,275,781	—	2014	N/A
Flying Cloud Drive Land	Eden Prairie, MN	—	2,051,631	—	5,163,382	7,215,013	—	7,215,013	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	4,251,564	21,109,120	—	21,109,120	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,936,254	3,500,789	—	3,500,789	—	2006	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	16,338	—	43,899	60,237	—	60,237	—	2007	N/A
Ridge Road & Hanover Road Land	Hanover, MD	—	3,875,203	—	716,672	4,591,875	—	4,591,875	—	2012	N/A
Arundel Ridge Land	Hanover, MD	—	3,371,183	—	(583,888)	2,787,295	—	2,787,295	—	2008	N/A
Interwood Land	Houston, TX	—	5,160,668	—	27,267	5,187,935	—	5,187,935	—	2012	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	3,891,085	9,647,950	—	9,647,950	—	2007	N/A
Richey Road Land	Houston, TX	—	26,135,466	—	7,533,750	33,669,216	—	33,669,216	—	2014	N/A
Taub Beltway 8 Land	Houston, TX	—	4,611,474	—	2,317,825	6,929,299	—	6,929,299	—	2012	N/A
Frye Road and Valley View Lane Land	Irving, TX	—	1,917,440	—	668,084	2,585,524	—	2,585,524	—	2014	N/A
Rouse Kent Limited	Kent, UK	—	—	—	11,145,627	11,145,627	—	11,145,627	—	2012	N/A
Port Crossing Commerce Center Land	La Porte, TX	—	18,896,380	—	2,089,507	20,985,887	—	20,985,887	—	2015	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,436,192	2,228,310	—	2,228,310	—	1995	N/A
Spring Creek Land	Lower Macungie Twp, PA	—	26,735,346	—	8,428,952	35,164,298	—	35,164,298	—	2013	N/A
380 Old Morehall Road	Malvern, PA	—	1,344,809	—	—	1,344,809	—	1,344,809	—	2012	N/A

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2016	Accumulated Depreciation 12/31/2016	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
6 Great Valley Parkway Land	Malvern, PA	—	603,050	—	2,299,866	2,902,916	—	2,902,916	—	2015	N/A
Old Morehall Rd Land (Morelli)	Malvern, PA		3,343,863	—	31,220	3,375,083	—	3,375,083	—	2016	N/A
Quarry Ridge Land	Malvern, PA	—	675,499	—	297,170	972,669	—	972,669	—	2001	N/A
Miami International Tradeport Land	Medley, FL	—	10,811,686	—	15,276,884	26,088,570	—	26,088,570	—	2011	N/A
557 Nazareth Pike Land	Nazareth, PA	—	4,667,646	—	490,247	5,157,893	—	5,157,893	—	2013	N/A
Beachline Industrial Park Land	Orlando, FL	—	267,468	—	221,948	489,416	—	489,416	—	2004	N/A
Southern Boulevard Land	Palm Beach County, FL	—	8,051,351	—	4,574,886	12,626,237	—	12,626,237	—	2014	N/A
Buckeye Logistics Center West Land	Phoenix, AZ	—	6,173,841	—	1,405,210	7,579,051	—	7,579,051	—	2013	N/A
Redlands Land	San Bernadino, CA		4,040,825	—	420,399	4,461,224	—	4,461,224	—	2016	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,430	169,744	—	169,744	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	6,176,464	—	2,175,590	8,352,054	—	8,352,054	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	813,055	3,528,769	—	3,528,769	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,098	210,234	—	210,234	—	2000	N/A
Legacy Park Land	Tampa, FL	—	3,289,423	—	3,155,681	6,445,104	—	6,445,104	—	2006	N/A
Subtotal Land Held for Development		$—	$232,919,243	$—	$103,649,523	$336,568,765	$—	$336,568,765	$—

Total All Properties		$51,071,036	$1,353,356,385	$2,250,324,535	$2,596,728,236	$1,431,038,704	$4,769,370,452	$6,200,409,156	$940,114,836
* Denotes property is collateralized under mortgages with Athene, New York Life and Wells Fargo totaling $218.8 million.
(1) Does not include deferred financing costs and market adjustments.
(2) Includes foreign currency changes and write-offs of certain fully depreciated assets and net of impairment charges.

SCHEDULE III
LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2016	2015	2014
REAL ESTATE:
Balance at beginning of year	$7,014,490	$7,074,558	$6,704,262
Additions	472,282	562,299	602,585
Disposition of property	(1,286,362)	(622,367)	(232,289)

Balance at end of year	$6,200,410	$7,014,490	$7,074,558

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$1,148,928	$1,182,129	$1,051,340
Depreciation expense	168,077	182,011	179,143
Disposition of property	(376,890)	(215,212)	(48,354)

Balance at end of year	$940,115	$1,148,928	$1,182,129

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company's 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm - Liberty Property Trust

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm - Liberty Property Limited Partnership

Financial Statements - Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2016 and 2015

Statements of Comprehensive Income:
Liberty Property Trust Consolidated for the years ended December 31, 2016 , 2015 and 2014

Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2016 , 2015 and 2014

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2016 , 2015 and 2014

Financial Statements - Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2016 and 2015

Statements of Comprehensive Income:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2016 , 2015 and 2014

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2016 , 2015 and 2014

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2016 , 2015 and 2014

Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES:

Schedule II - Allowance for Doubtful Accounts for Liberty Property Trust and Liberty Property Limited Partnership

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2016 for Liberty Property Trust and Liberty Property Limited Partnership

All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.    EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.	Description

2.1+$
Agreement of Sale and Purchase, dated as of July 22, 2016. (Incorporated by reference to Exhibit 2.1 filed with the Registrants’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2016 (the “October 7, 2016 Form 8-K”)).

2.2	Amendment to Agreement of Sale and Purchase, dated as of September 22, 2016. (Incorporated by reference to Exhibit 2.2 to the October 7, 2016 Form 8-K.)

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

4.18
Sixth Supplemental Indenture, dated as of September 20, 2016, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 20, 2016, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $400,000,000 principal amount of 3.250% Senior Notes due 2026 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

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

10.28@
Letter Agreement between Christopher J. Papa and Liberty Property Limited Partnership, dated May 4, 2016 (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST

Date: March 1, 2017                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
William P. Hankowsky

/s/ CHRISTOPHER J. PAPA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Christopher J. Papa

/s/ MARY BETH MORRISSEY	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Mary Beth Morrissey

/s/ M. LEANNE LACHMAN	Trustee	March 1, 2017
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	March 1, 2017
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	March 1, 2017
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	March 1, 2017
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	March 1, 2017
Daniel P. Garton

/s/ ANTONIO F. FERNANDEZ	Trustee	March 1, 2017
Antonio F. Fernandez

/s/ KATHERINE E. DIETZE	Trustee	March 1, 2017
Katherine E. Dietze

/s/ FREDRIC J. TOMCZYK	Trustee	March 1, 2017
Fredric J. Tomczyk

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

Date: March 1, 2017                    By: /s/ WILLIAM P. HANKOWSKY
--------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
William P. Hankowsky

/s/ CHRISTOPHER J. PAPA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Christopher J. Papa

/s/ MARY BETH MORRISSEY	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Mary Beth Morrissey

/s/ M. LEANNE LACHMAN	Trustee	March 1, 2017
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	March 1, 2017
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	March 1, 2017
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	March 1, 2017
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	March 1, 2017
Daniel P. Garton

/s/ ANTONIO F. FERNANDEZ	Trustee	March 1, 2017
Antonio F. Fernandez

/s/ KATHERINE E. DIETZE	Trustee	March 1, 2017
Katherine E. Dietze

/s/ FREDRIC J. TOMCZYK	Trustee	March 1, 2017
Fredric J. Tomczyk

EXHIBIT INDEX

EXHIBIT NO.

3.1.28	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to the Trust.

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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