Form 10-Q
period 2017-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2017-05-05
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past ninety (90) days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 2, 2017, 147,212,480 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at March 31, 2017. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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
Form 10-Q for the period ended March 31, 2017

Index		Page

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures for Liberty Property Trust		36

Signatures for Liberty Property Limited Partnership		37

Exhibit Index		38
	FIRST AMENDED AND RESTATED BYLAWS OF LIBERTY PROPERTY TRUST, AS AMENDED THROUGH MARCH 27, 2017.

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	March 31, 2017	December 31, 2016
ASSETS
Real estate:
Land and land improvements	$1,101,475	$1,094,470
Building and improvements	4,531,773	4,501,921
Less accumulated depreciation	(967,251)	(940,115)
Operating real estate	4,665,997	4,656,276
Development in progress	321,331	267,450
Land held for development	345,632	336,569
Net real estate	5,332,960	5,260,295
Cash and cash equivalents	36,535	43,642
Restricted cash	10,680	12,383
Accounts receivable, net	14,998	13,994
Deferred rent receivable, net	114,811	109,245
Deferred financing and leasing costs, net of accumulated amortization (March 31, 2017, $156,509; December 31, 2016, $152,309)	155,105	153,393
Investments in and advances to unconsolidated joint ventures	254,864	245,078
Assets held for sale	5,039	4,548
Prepaid expenses and other assets	158,909	150,235
Total assets	$6,083,901	$5,992,813
LIABILITIES
Mortgage loans, net	$274,260	$276,650
Unsecured notes, net	2,280,970	2,280,286
Credit facility	115,000	—
Accounts payable	56,357	65,914
Accrued interest	34,850	21,878
Dividend and distributions payable	60,293	71,501
Other liabilities	199,718	206,124
Total liabilities	3,021,448	2,922,353
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of March 31, 2017 and December 31, 2016	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,203,022 and 146,993,018 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	147	147
Additional paid-in capital	3,660,740	3,655,910
Accumulated other comprehensive loss	(52,622)	(56,031)
Distributions in excess of net income	(612,424)	(596,635)
Total Liberty Property Trust shareholders’ equity	2,995,841	3,003,391
Noncontrolling interest – operating partnership
3,528,281 and 3,530,031 common units outstanding as of March 31, 2017 and December 31, 2016, respectively	54,174	54,631
Noncontrolling interest – consolidated joint ventures	4,901	4,901
Total equity	3,054,916	3,062,923
Total liabilities, noncontrolling interest - operating partnership and equity	$6,083,901	$5,992,813

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING REVENUE
Rental	$123,381	$139,054
Operating expense reimbursement	40,500	51,086
Development service fee income	11,485	—
Total operating revenue	175,366	190,140
OPERATING EXPENSE
Rental property	19,884	28,509
Real estate taxes	23,281	25,320
General and administrative	16,942	20,990
Depreciation and amortization	45,460	54,078
Development service fee expense	11,004	—
Total operating expense	116,571	128,897
Operating income	58,795	61,243
OTHER INCOME (EXPENSE)
Interest and other income	1,876	4,598
Interest expense	(22,343)	(31,412)
Total other income (expense)	(20,467)	(26,814)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	38,328	34,429
Gain on property dispositions	807	20,521
Income taxes	(622)	(801)
Equity in earnings of unconsolidated joint ventures	5,731	4,914
Net income	44,244	59,063
Noncontrolling interest – operating partnership	(1,149)	(1,509)
Noncontrolling interest – consolidated joint ventures	(63)	—
Net income available to common shareholders	$43,032	$57,554

Net income	$44,244	$59,063
Other comprehensive gain (loss) - foreign currency translation	3,177	(5,087)
Other comprehensive gain (loss) - derivative instruments	313	(1,360)
Other comprehensive income (loss)	3,490	(6,447)
Total comprehensive income	47,734	52,616
Less: comprehensive income attributable to noncontrolling interest	(1,293)	(1,357)
Comprehensive income attributable to common shareholders	$46,441	$51,259
Earnings per common share
Income per common share – basic	$0.29	$0.39
Income per common share – diluted	$0.29	$0.39
Distributions per common share	$0.40	$0.475
Weighted average number of common shares outstanding
Basic	146,471	146,071
Diluted	147,221	146,531
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP-COMMON	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2017	$147	$3,655,910	$(56,031)	$(596,635)	$3,003,391	$54,631	$4,901	$3,062,923	$7,537
Net proceeds from the issuance of common shares	—	852	—	—	852	—	—	852	—
Net income	—	—	—	43,032	43,032	1,031	63	44,126	118
Distributions	—	—	—	(58,821)	(58,821)	(1,542)	(63)	(60,426)	(118)
Share-based compensation net of shares related to tax withholdings	—	3,951	—	—	3,951	—	—	3,951	—
Other comprehensive income - foreign currency translation	—	—	3,103	—	3,103	74	—	3,177	—
Other comprehensive income - derivative instruments	—	—	306	—	306	7	—	313	—
Redemption of noncontrolling interests – common units	—	27	—	—	27	(27)	—	—	—
Balance at March 31, 2017	$147	$3,660,740	$(52,622)	$(612,424)	$2,995,841	$54,174	$4,901	$3,054,916	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES
Net income	$44,244	$59,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,992	54,837
Amortization of deferred financing costs	937	1,002
Equity in earnings of unconsolidated joint ventures	(5,731)	(4,914)
Distributions from unconsolidated joint ventures	—	314
Gain on property dispositions	(807)	(20,521)
Share-based compensation	7,971	14,566
Other	(844)	(1,652)
Changes in operating assets and liabilities:
Restricted cash	1,902	2,216
Accounts receivable	36	(4,030)
Deferred rent receivable	(5,566)	(5,225)
Prepaid expenses and other assets	6,856	(2,926)
Accounts payable	(7,136)	3,762
Accrued interest	12,972	16,976
Other liabilities	(14,444)	(12,627)
Net cash provided by operating activities	86,382	100,841
INVESTING ACTIVITIES
Investment in properties – acquisitions	—	(8,000)
Investment in properties – other	(12,422)	(13,314)
Investments in and advances to unconsolidated joint ventures	(13,278)	(14,635)
Distributions from unconsolidated joint ventures	9,427	26,684
Net proceeds from disposition of properties/land	1,874	127,727
Investment in development in progress	(64,661)	(76,522)
Investment in land held for development	(53,660)	(15,392)
Payment of deferred leasing costs	(7,544)	(8,200)
Other	9,016	8,095
Net cash (used in) provided by investing activities	(131,248)	26,443
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	852	504
Share repurchase including shares related to tax withholdings	(4,624)	(44,926)
Repayments of mortgage loans	(1,930)	(3,101)
Proceeds from credit facility	159,000	187,000
Repayments on credit facility	(44,000)	(186,000)
Distribution paid on common shares	(69,823)	(70,104)
Distribution to partners/noncontrolling interest holders	(1,987)	(1,794)
Net cash provided by (used in) financing activities	37,488	(118,421)
Net (decrease) increase in cash and cash equivalents	(7,378)	8,863
Increase (decrease) in cash and cash equivalents related to foreign currency translation	271	(553)
Cash and cash equivalents at beginning of period	43,642	35,353
Cash and cash equivalents at end of period	$36,535	$43,663
See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	March 31, 2017	December 31, 2016
ASSETS
Real estate:
Land and land improvements	$1,101,475	$1,094,470
Building and improvements	4,531,773	4,501,921
Less accumulated depreciation	(967,251)	(940,115)
Operating real estate	4,665,997	4,656,276
Development in progress	321,331	267,450
Land held for development	345,632	336,569
Net real estate	5,332,960	5,260,295
Cash and cash equivalents	36,535	43,642
Restricted cash	10,680	12,383
Accounts receivable, net	14,998	13,994
Deferred rent receivable, net	114,811	109,245
Deferred financing and leasing costs, net of accumulated amortization (March 31, 2017, $156,509; December 31, 2016, $152,309)	155,105	153,393
Investments in and advances to unconsolidated joint ventures	254,864	245,078
Assets held for sale	5,039	4,548
Prepaid expenses and other assets	158,909	150,235
Total assets	$6,083,901	$5,992,813
LIABILITIES
Mortgage loans, net	$274,260	$276,650
Unsecured notes, net	2,280,970	2,280,286
Credit facility	115,000	—
Accounts payable	56,357	65,914
Accrued interest	34,850	21,878
Distributions payable	60,293	71,501
Other liabilities	199,718	206,124
Total liabilities	3,021,448	2,922,353
Limited partners’ equity - 301,483 preferred units outstanding as of March 31, 2017, and December 31, 2016	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,203,022 and 146,993,018 common units outstanding as of March 31, 2017 and December 31, 2016, respectively	2,995,841	3,003,391
Limited partners’ equity – 3,528,281 and 3,530,031 common units outstanding as of March 31, 2017 and December 31, 2016, respectively	54,174	54,631
Noncontrolling interest – consolidated joint ventures	4,901	4,901
Total owners’ equity	3,054,916	3,062,923
Total liabilities, limited partners’ equity and owners’ equity	$6,083,901	$5,992,813

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING REVENUE
Rental	$123,381	$139,054
Operating expense reimbursement	40,500	51,086
Development service fee income	11,485	—
Total operating revenue	175,366	190,140
OPERATING EXPENSE
Rental property	19,884	28,509
Real estate taxes	23,281	25,320
General and administrative	16,942	20,990
Depreciation and amortization	45,460	54,078
Development service fee expense	11,004	—
Total operating expense	116,571	128,897
Operating income	58,795	61,243
OTHER INCOME (EXPENSE)
Interest and other income	1,876	4,598
Interest expense	(22,343)	(31,412)
Total other income (expense)	(20,467)	(26,814)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	38,328	34,429
Gain on property dispositions	807	20,521
Income taxes	(622)	(801)
Equity in earnings of unconsolidated joint ventures	5,731	4,914
Net income	44,244	59,063
Noncontrolling interest – consolidated joint ventures	(63)	—
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$44,063	$58,945
Net income	$44,244	$59,063
Other comprehensive gain (loss) - foreign currency translation	3,177	(5,087)
Other comprehensive gain (loss) - derivative instruments	313	(1,360)
Other comprehensive income (loss)	3,490	(6,447)
Total comprehensive income	$47,734	$52,616
Earnings per common unit
Income per common unit - basic	$0.29	$0.39
Income per common unit - diluted	$0.29	$0.39
Distributions per common unit	$0.40	$0.475
Weighted average number of common units outstanding
Basic	150,000	149,610
Diluted	150,750	150,070
Net income allocated to general partners	$43,032	$57,554
Net income allocated to limited partners	$1,149	$1,509

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2017	$3,003,391	$54,631	$4,901	$3,062,923	$7,537
Contributions from partners	4,803	—	—	4,803	—
Distributions to partners	(58,821)	(1,542)	(63)	(60,426)	(118)
Other comprehensive income - foreign currency translation	3,103	74	—	3,177	—
Other comprehensive income - derivative instruments	306	7	—	313	—
Net income	43,032	1,031	63	44,126	118
Redemption of limited partners common units for common shares	27	(27)	—	—	—
Balance at March 31, 2017	$2,995,841	$54,174	$4,901	$3,054,916	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES
Net income	$44,244	$59,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,992	54,837
Amortization of deferred financing costs	937	1,002
Equity in earnings of unconsolidated joint ventures	(5,731)	(4,914)
Distributions from unconsolidated joint ventures	—	314
Gain on property dispositions	(807)	(20,521)
Noncash compensation	7,971	14,566
Other	(844)	(1,652)
Changes in operating assets and liabilities:
Restricted cash	1,902	2,216
Accounts receivable	36	(4,030)
Deferred rent receivable	(5,566)	(5,225)
Prepaid expenses and other assets	6,856	(2,926)
Accounts payable	(7,136)	3,762
Accrued interest	12,972	16,976
Other liabilities	(14,444)	(12,627)
Net cash provided by operating activities	86,382	100,841
INVESTING ACTIVITIES
Investment in properties – acquisitions	—	(8,000)
Investment in properties – other	(12,422)	(13,314)
Investments in and advances to unconsolidated joint ventures	(13,278)	(14,635)
Distributions from unconsolidated joint ventures	9,427	26,684
Net proceeds from disposition of properties/land	1,874	127,727
Investment in development in progress	(64,661)	(76,522)
Investment in land held for development	(53,660)	(15,392)
Payment of deferred leasing costs	(7,544)	(8,200)
Other	9,016	8,095
Net cash (used in) provided by investing activities	(131,248)	26,443
FINANCING ACTIVITIES
Repayments of mortgage loans	(1,930)	(3,101)
Proceeds from credit facility	159,000	187,000
Repayments on credit facility	(44,000)	(186,000)
Capital contributions	852	504
Distributions to partners/noncontrolling interests	(76,434)	(116,824)
Net cash provided by (used in) financing activities	37,488	(118,421)
Net (decrease) increase in cash and cash equivalents	(7,378)	8,863
Increase (decrease) in cash and cash equivalents related to foreign currency translation	271	(553)
Cash and cash equivalents at beginning of period	43,642	35,353
Cash and cash equivalents at end of period	$36,535	$43,663
See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at March 31, 2017. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $18.2 million and $18.7 million as of March 31, 2017 and December 31, 2016, respectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.
In the fourth quarter of 2016, the Company entered into an agreement relating to the development, for a fee, of an office building at its Camden Waterfront project in Camden, NJ. Project revenues and related costs and expenses are presented on a gross basis as "Development service fee income" and "Development service fee expense" in the Consolidated Statements of Comprehensive Income. Additionally, at the same time, the Company began classifying development fees and expenses relating to its development fee arrangements for certain unconsolidated joint venture projects in a manner consistent with the Camden project described above. Previously, development service fee income relating to its unconsolidated joint ventures had been classified as other income and development service fee expense had been classified as general and administrative expense in amounts as follows:

Three months ended
March 31, 2016
Other income	$1,372
General and administrative	$1,098
In the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires the Company to reclassify shares withheld for tax withholding purposes on share-based compensation awards from operating activities to financing activities. As a result of the adoption, a $4.0 million cash outflow has been reclassified in the March 31, 2016 consolidated statement of cash flows from operating activities to financing activities.

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
In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). ASU 2016-05 states that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under FASB Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning January 1, 2017. The Company adopted the standard on a prospective basis. The adoption of ASU 2016-05 did not have a material impact on the Company's financial position or results of operations.
In March 2016, the FASB issued ASU 2016-09. ASU 2016-09 is designed to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain amendments in the standard are applied retrospectively and certain amendments are applied prospectively. The adoption of ASU 2016-09 did not have a material impact on the Company's financial position or results of operations.
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
In February 2017, the FASB issued ASU 2017-05 Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sale, of nonfinancial assets to noncustomers. ASU 2017-05 is effective for the Company beginning January 1, 2018. Early adoption is permitted but the standard is required to be adopted concurrently with ASU 2014-09. The Company is evaluating the impact ASU 2017-05 will have on the Company's financial position and results of operations.
Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2017			March 31, 2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$43,032	146,471	$0.29	$57,554	146,071	$0.39
Dilutive shares for long-term compensation plans	—	750		—	460
Net income available to common shareholders - diluted	$43,032	147,221	$0.29	$57,554	146,531	$0.39

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common share for the three months ended March 31, 2017 was 188,000 as compared to 2.4 million for the same period in 2016.
During the three months ended March 31, 2017, 11,000 common shares were issued upon the exercise of options. During the year ended December 31, 2016, 369,000 common shares were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three months ended March 31, 2017.

Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2017			March 31, 2016
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income - net of noncontrolling interest - consolidated joint ventures	$44,181			$59,063
Less: Preferred unit distributions	(118)			(118)
Income available to common unitholders - basic	$44,063	150,000	$0.29	$58,945	149,610	$0.39
Dilutive units for long-term compensation plans	—	750		—	460
Income available to common unitholders - diluted	$44,063	150,750	$0.29	$58,945	150,070	$0.39

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. The amount of anti-dilutive options excluded from the computation of diluted income per common unit for the three months ended March 31, 2017 was 188,000 as compared to 2.4 million for the same period in 2016.
During the three months ended March 31, 2017, 11,000 common units were issued upon exercise of options. During the year ended December 31, 2016, 369,000 common units were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three months ended March 31, 2017.
Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the three months ended March 31,
	2017	2016
Foreign Currency Translation:
Beginning balance	$(56,767)	$(17,256)
Translation adjustment	3,177	(5,087)
Ending balance	(53,590)	(22,343)

Derivative Instruments:
Beginning balance	(455)	(865)
Unrealized gain (loss)	127	(1,643)
Reclassification adjustment (1)	186	283
Ending balance	(142)	(2,225)
Total accumulated other comprehensive loss	(53,732)	(24,568)
Less: portion included in noncontrolling interest – operating partnership	1,110	380
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(52,622)	$(24,188)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
During the three months ended March 31, 2017, the Company sold one property in its Southeastern PA reportable segment consisting of 33,000 square feet for gross proceeds of $2.1 million.
As of March 31, 2017, the Company classified 16.4 acres of land held for development with a total carrying value of $5.0 million as assets held for sale. This land is located in the Florida reportable segment.
Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. During the three months ended March 31, 2017, the Company realigned its reportable segments as follows:

•	Carolinas/Richmond;

•	Chicago/Minneapolis;

•	Florida;

•	Houston;

•	Lehigh/Central PA;

•	Philadelphia;

•	Southeastern PA; and

•	United Kingdom.
Certain other segments are aggregated into an "Other" category which includes the reportable segments: Arizona; Atlanta; Cincinnati/Columbus/Indianapolis; Dallas; DC Metro; New Jersey; and Southern California.
Comparative prior periods have been restated to reflect current segment disclosures.

The Company evaluates the performance of its reportable segments based on segment net operating income (“SNOI”). SNOI is defined as net operating income (rental revenue and operating expense reimbursements less property and real estate tax expenses) less amortization of lease transaction costs and other operating expenses which relate directly to the management and operation of the assets within each reportable segment.
The Company's accounting policies for the segments are the same as those used in the Company's consolidated financial statements. There are no material inter-segment transactions.
The operating information by reportable segment is as follows (in thousands):

	Three Months
	Ended March 31,
	2017	2016
Operating revenue
Carolinas/Richmond	$18,056	$15,760
Chicago/Minneapolis	15,875	21,539
Florida	14,248	29,318
Houston	14,774	14,766
Lehigh/Central PA	41,535	34,243
Philadelphia	11,436	10,355
Southeastern PA	14,615	25,883
United Kingdom	3,168	3,552
Other	30,372	34,998
Segment-level operating revenue	164,079	190,414

Reconciliation to total operating revenues
Development service fee income	11,485	—
Other	(198)	(274)
Total operating revenue	$175,366	$190,140

SNOI
Carolinas/Richmond	$12,982	$10,840
Chicago/Minneapolis	9,349	11,371
Florida	9,511	18,047
Houston	6,801	8,833
Lehigh/Central PA	29,578	24,202
Philadelphia	8,759	7,097
Southeastern PA	8,113	13,751
United Kingdom	1,858	2,405
Other	20,256	22,825
SNOI	107,207	119,371

Reconciliation to net income
Interest expense	(22,343)	(31,412)
Depreciation/amortization expense (1)	(33,193)	(39,798)
Gain on property dispositions	807	20,521
Equity in earnings of unconsolidated joint ventures	5,731	4,914
General and administrative expense (1)	(12,254)	(14,539)
Income taxes (1)	(280)	(570)
Other	(1,431)	576
Net income	$44,244	$59,063

(1)	Excludes costs which are included in determining SNOI.

The Company's total assets by reportable segment as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Carolinas/Richmond	$510,910	$503,920
Chicago/Minnesota	613,095	616,298
Florida	515,539	514,431
Houston	528,071	530,438
Lehigh/Central PA	1,340,842	1,311,815
Philadelphia	585,797	557,510
Southeastern PA	265,353	262,155
United Kingdom	210,761	189,766
Other	1,428,459	1,403,431
Segment-level total assets	5,998,827	5,889,764
Corporate Other	85,074	103,049
Total assets	$6,083,901	$5,992,813

Note 7: Accounting for the Impairment or Disposal of Long-Lived Assets
Asset Impairment
The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. There were no impairments recognized during the three months ended March 31, 2017 or 2016. The Company has evaluated each of its properties and land held for development and has determined that there were no valuation adjustments necessary at March 31, 2017. In addition, the Company applied reasonable estimates and judgments in determining the level of impairments recognized. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of March 31, 2017 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at March 31, 2017 was $136.0 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of March 31, 2017 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units at March 31, 2017 based on the closing price of the common shares of the Trust at March 31, 2017 was $136.0 million.

Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of March 31, 2017, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2017 and December 31, 2016. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of March 31, 2017 and December 31, 2016. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2016 and March 31, 2017 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2016	$276,650	$286,684	$2,280,286	$2,340,762
As of March 31, 2017	$274,260	$285,263	$2,280,970	$2,365,887

Note 12: Unconsolidated Joint Ventures
Cambridge Medipark Ltd
During the three months ended March 31, 2017 and 2016, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains and losses, respectively, on the sale of land leasehold interests. The Company's share of these gains/losses was a $3.0 million gain for the three months ended March 31, 2017 compared to a loss of $106,000 for the same period in 2016.
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
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss (for the Trust) and general partner's equity and limited partners’ equity - common units (for the Operating Partnership) and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings.
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $98.2 million and $98.9 million at March 31, 2017 and December 31, 2016, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Amount of gain (loss) related to the effective portion recognized in other comprehensive loss	$138	$(1,643)
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(186)	$(283)
Amount of gain (loss) related to the ineffective portion recognized in interest expense	$22	$(56)

The fair value of the Swaps in the amounts of $4.1 million and $4.9 million as of March 31, 2017 and December 31, 2016, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $4.1 million as of March 31, 2017.
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2017, were as follows (in thousands):

Year	Amount
2017 (remaining)	$1,290
2018	1,604
2019	1,604
2020	1,604
2021	1,604
2022 and thereafter	34,613
Total	$42,319

Operating ground lease expense for the three months ended March 31, 2017 was $311,000 as compared to $256,000 for the same period in 2016.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of March 31, 2017 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of March 31, 2017, the Company had letter of credit obligations of $6.9 million.
As of March 31, 2017, the Company had 28 buildings under development. These buildings are expected to contain, when completed, a total of 6.2 million square feet of leasable space and represent an anticipated aggregate investment of $601.4 million. At March 31, 2017, development in progress totaled $321.3 million. In addition, as of March 31, 2017, the Company had invested $11.1 million in deferred leasing costs related to these development buildings.
As of March 31, 2017, the Company was committed to $12.5 million in improvements on certain buildings and land parcels.
As of March 31, 2017, the Company was committed to $17.4 million in future land acquisitions and $19.1 million in future building acquisitions. The Company expects to complete these purchases during the year ended December 31, 2017.
As of March 31, 2017, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $19.3 million.

As of March 31, 2017, the Company was committed to fund up to $4.0 million for tenant improvements and leasing commissions under a loan to the buyer of certain of the Company's properties.

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
The Company is currently developing three buildings for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $966.7 million.

As of March 31, 2017, the Company was also committed to approximately $169.4 million in costs related to its agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey. As of March 31, 2017, $32.9 million of these costs had been incurred.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 15: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Write-off of fully depreciated/amortized property and deferred costs	$12,280	$12,685
Write-off of depreciated/amortized property and deferred costs due to sale/demolition	$2,506	$32,323
Redemption of noncontrolling interests - common units	$27	$—
Unrealized gain (loss) on cash flow hedge	$313	$(1,360)
Changes in accrued development capital expenditures	$7,421	$394
Capitalized equity-based compensation	$604	$569

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
As of March 31, 2017, the Company owned and operated 444 industrial and 51 office properties (the “Wholly Owned Properties in Operation”) totaling 85.2 million square feet. In addition, as of March 31, 2017, the Company owned 28 properties under development, which when completed are expected to comprise 6.2 million square feet (the “Wholly Owned Properties under Development”). The Company owned 10 properties held for redevelopment (the "Wholly Owned Properties held for Redevelopment") totaling 1.0 million square feet. The Company also owned 1,659 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2017, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 17 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), three properties under development, which when completed are expected to comprise 1.8 million square feet and a 222-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 347 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The

Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company expects its strategy with respect to product and market selection to continue to favor industrial and metro-office properties and markets with strong demographic and economic fundamentals. The Company also believes that long-term trends indicate potential erosion in the value of certain suburban office properties in certain markets. Accordingly, the Company has increased its investment in industrial and metro-office properties and markets with strong demographic and economic fundamentals, and has decreased its investment in suburban office properties. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties. The Company believes that this strategy has resulted in an improvement in the average quality and geographic location of the Company’s properties. The Company believes that the benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that has resulted from the disposition of the suburban office assets. There can be no assurance, however, that the benefits of the Company's strategy will be realized.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three months ended March 31, 2017 straight line rents on renewal and replacement leases were on average 17.5% higher than rents on expiring leases. During the three months ended March 31, 2017, the Company leased 6.7 million square feet and, as of that date, attained occupancy of 96.1% for the Wholly Owned Properties in Operation and 95.8% for the JV Properties in Operation for a combined occupancy of 96.1% for the Properties in Operation. At December 31, 2016, occupancy for the Wholly Owned Properties in Operation was 96.4% and for the JV Properties in Operation was 95.9% for a combined occupancy for the Properties in Operation of 96.4%.
Based on the Company's current outlook, the Company anticipates that property level operating income for the Same Store (defined below) group of properties will increase for the full year of 2017, compared to 2016, driven primarily by new and renewal leases being executed at higher market rental rates than those of expiring leases, particularly for the Company's industrial properties. The Company expects Same Store occupancy levels to remain relatively consistent with those in 2016.
The Company also anticipates that the effect of the United Kingdom’s exit from the European Union and the resulting change in the foreign exchange rate will not have a material effect on its net income or consolidated balance sheet during 2017.
The assumptions presented above are forward-looking and are based on the Company’s future view of market and general economic conditions, as well as other risks outlined below under the caption “Forward-Looking Statements.”  There can be no assurance that the Company’s actual results will not differ materially from assumptions set forth above.  The Company assumes no obligation to update these assumptions in the future.
Wholly Owned Capital Activity
Acquisitions
During the three months ended March 31, 2017, the Company did not acquire any operating properties.
During the three months ended March 31, 2017, the Company acquired three parcels of land containing 81.9 acres of land for an aggregate purchase price of $21.4 million.
Dispositions
During the three months ended March 31, 2017, the Company realized proceeds of $2.1 million from the sale of one property totaling 33,000 square feet.
Development
During the three months ended March 31, 2017, the Company brought into service one Wholly Owned Property under Development representing 215,000 square feet and a Total Investment of $16.3 million. During the three months ended March 31, 2017, the Company initiated four Wholly Owned Properties under Development with a projected Total Investment of $84.4 million.
As of March 31, 2017, the Company had 28 Wholly Owned Properties under Development with a projected Total Investment of $601.4 million. These Wholly Owned Properties under Development were 35.9% pre-leased as of March 31, 2017.
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
Acquisitions/Dispositions
None of the unconsolidated joint ventures in which the Company holds an interest acquired any operating properties or land parcels during the three months ended March 31, 2017. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the three months ended March 31, 2017, an unconsolidated joint venture in which the Company holds an interest initiated one JV Property under Development with a projected Total Investment of $11.9 million.
As of March 31, 2017, unconsolidated joint ventures in which the Company holds an interest had three JV Properties under Development which are expected to comprise, upon completion, 1.8 million square feet and a 217-room Four Seasons Hotel and are expected to represent a Total Investment by the joint ventures of $966.7 million. These JV Properties under Development were 82.7% pre-leased as of March 31, 2017.
Included in these totals are unconsolidated joint ventures in which the Company holds a 20% interest that are developing the Comcast Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and the aforementioned hotel and is expected to represent a Total Investment by the joint ventures of $934 million.
Properties in Operation
The composition of the Company’s Properties in Operation as of March 31, 2017 and March 31, 2016 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet Occupied		Percent Occupied
	March 31,		March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Wholly Owned Properties in Operation:
Industrial	$4.93	$4.95	$6.69	$6.62	78,154	74,923	96.7%	95.4%
Office	$19.37	$17.37	$28.18	$25.89	3,717	9,092	85.0%	81.6%
	$5.59	$6.30	$7.67	$8.70	81,871	84,015	96.1%	93.7%
JV Properties in Operation: (3)
Industrial	$4.40	$4.08	$6.09	$5.88	10,424	9,843	95.9%	95.5%
Office	$32.64	$28.94	$44.90	$40.10	2,091	2,763	95.3%	89.4%
	$9.12	$9.53	$12.58	$13.38	12,515	12,606	95.8%	94.1%
Properties in Operation:
Industrial	$4.87	$4.85	$6.62	$6.53	88,578	84,766	96.6%	95.4%
Office	$24.14	$20.07	$34.20	$28.28	5,808	11,855	88.4%	83.3%
	$6.05	$6.72	$8.32	$9.20	94,386	96,621	96.1%	93.8%

(1) Net rent represents the contractual rent per square foot at March 31, 2017 or March 31, 2016 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at March 31, 2017 or March 31, 2016 its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at March 31, 2017 or March 31, 2016 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 63 and 75 properties as of March 31, 2017 and March 31, 2016, respectively.

The table below details the vacancy activity during the three months ended March 31, 2017:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2017	3,043,270	535,259	3,578,529
Completed development vacant space	39,410	—	39,410
Disposition vacant space	(31,679)	—	(31,679)
Expirations	5,250,735	424,437	5,675,172
Property structural changes/other	(5,045)	—	(5,045)
Leasing activity	(4,997,990)	(414,749)	(5,412,739)
Vacancy at March 31, 2017	3,298,701	544,947	3,843,648

Lease transaction costs per square foot (1)	$2.72	$1.62	$2.65
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the three months ended March 31, 2017, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2017 with the results of operations of the Company for the three months ended March 31, 2016. As a result of the varying levels of development, acquisition and disposition activities including $1.2 billion of real estate sales by the Company since January 1, 2016, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016
Rental Revenue
Rental revenue was $123.4 million for the three months ended March 31, 2017 compared to $139.1 million for the same period in 2016. This decrease of $15.7 million was primarily due to the net result of decreased rental revenue related to $1.2 billion of property dispositions since January 1, 2016 offset by increased rental revenue related to acquisitions and completed development for the same period.

Operating Expense Reimbursement
Operating expense reimbursement was $40.5 million for the three months ended March 31, 2017 compared to $51.1 million for the same period in 2016. This decrease of $10.6 million was primarily due to lower reimbursements associated with an aggregate decrease of $10.6 million in rental property expense and real estate taxes (as detailed below).
Rental Property Expense
Rental property expense was $19.9 million for the three months ended March 31, 2017 compared to $28.5 million for the same period in 2016. This decrease of $8.6 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes
Real estate taxes were $23.3 million for the three months ended March 31, 2017 compared to $25.3 million for the same period in 2016. This decrease of $2.0 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2016 offset by increased real estate taxes related to acquisitions and completed development for the same period.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of SNOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes to SNOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)
	March 31,
	2017	2016
Carolinas/Richmond	$12,982	$10,840	19.8%	(1)
Chicago/Minneapolis	9,349	11,371	(17.8%)	(2)
Florida	9,511	18,047	(47.3%)	(2)
Houston	6,801	8,833	(23.0%)	(3)
Lehigh/Central PA	29,578	24,202	22.2%	(4)
Philadelphia	8,759	7,097	23.4%	(4)
Southeastern PA	8,113	13,751	(41.0%)	(2)
United Kingdom	1,858	2,405	(22.7%)	(5)
Other	20,256	22,825	(11.3%)
Total SNOI	$107,207	$119,371	(10.2%)

(1)	The increase was primarily due to an increase in occupancy and average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in occupancy and increases in certain expenses.

(4)	The increase was primarily due to an increase in average gross investment in operating real estate.

(5)	The decrease was primarily due to a decrease in the foreign exchange rate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended
	March 31,
	2017	2016
Average occupancy %	96.2%	95.5%
Average rental rate - cash basis (1)	$5.46	$6.66
Average rental rate - straight line rent and operating expense reimbursement (2)	$7.54	$7.47

(1)
Represents the average contractual rent per square foot for the three months ended March 31, 2017 or 2016 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent including operating expense recoveries per square foot for the three months ended March 31, 2017 or 2016 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Same Store properties include operating properties that had reached stabilization as of January 1, 2016 (i.e., properties owned and stabilized in both the current and prior year), and exclude properties held for redevelopment or that had been sold as of the end of the current quarter. As of March 31, 2017, there were 474 Same Store properties totaling 79.2 million square feet.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2017 and 2016. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2017	March 31, 2016
Same Store:
Rental revenue	$109,224	$108,647
Operating expenses:
Rental property expense	18,240	19,365
Real estate taxes	18,933	18,286
Operating expense recovery	(36,341)	(36,595)
Unrecovered operating expenses	832	1,056
Property level operating income	108,392	107,591
Less straight line rent	3,207	3,642
Cash basis property level operating income	$105,185	$103,949
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$105,185	$103,949
Straight line rent	3,207	3,642
Property level operating income	108,392	107,591
Non-same store property level operating income	11,308	27,664
Termination fees (1)	1,016	1,056
Development service fee income	11,485	—
General and administrative expense	(16,942)	(20,990)
Depreciation and amortization expense	(45,460)	(54,078)
Development service fee expense	(11,004)	—
Interest and other income	1,876	4,598
Interest expense	(22,343)	(31,412)
Gain on property dispositions	807	20,521
Income taxes	(622)	(801)
Equity in earnings of unconsolidated joint ventures	5,731	4,914
Net income	$44,244	$59,063

(1)
Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination fees are included in rental revenue.

Development Service Fee Income and Expense
In the fourth quarter of 2016, the Company entered into an agreement relating to the development, for a fee, of an office building at its Camden Waterfront project in Camden, NJ. Project revenues and related costs and expenses are presented on a gross basis as "Development service fee income" and "Development service fee expense" in the Consolidated Statements of Comprehensive Income. Additionally, at the same time, the Company began classifying development fees and expenses relating to its development fee arrangements for certain unconsolidated joint venture projects in a manner consistent with the Camden project described above. Previously, development service fee income relating to its unconsolidated joint ventures had been classified as other income and development service fee expense had been classified as general and administrative expense in amounts as follows:

Three months ended
March 31, 2016
Other income	$1,372
General and administrative	$1,098

General and Administrative
General and administrative expenses decreased to $16.9 million for the three months ended March 31, 2017 compared to $21.0 million for the three months ended March 31, 2016. This decrease was partially due to certain expenses which were classified as development service fee expense on the Company's consolidated statements of comprehensive income for the three months ended March 31, 2017, as described above. The decrease was also due to decreases in compensation costs associated in part with headcount reductions in connection with real estate sales during 2016. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $45.5 million for the three months ended March 31, 2017 from $54.1 million for the three months ended March 31, 2016. This decrease was primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2016 offset by increased depreciation and amortization related to acquisitions and completed development for the same period. The decrease was also due to a reduction in amortization of in-place lease intangibles.
Interest Expense
Interest expense decreased to $22.3 million for the three months ended March 31, 2017 from $31.4 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease in average debt outstanding, which decreased to $2,620.9 million for the three months ended March 31, 2017 compared to $3,167.2 million for the three months ended March 31, 2016, as well as a decrease in the weighted average interest rate to 4.0% for the three months ended March 31, 2017 compared to 4.4% for the three months ended March 31, 2016.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $5.7 million for the three months ended March 31, 2017 compared to $4.9 million for the three months ended March 31, 2016. This increase was primarily due to an increase in gain on the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of these gains was $3.0 million for the three months ended March 31, 2017 compared to a loss of $106,000 for the same period in 2016. This increase was partially offset by the Company's share of debt forgiveness gain and gain on the sale of properties during the three months ended March 31, 2016. There were no such gains during the three months ended March 31, 2017.
Other
Gain on property dispositions decreased to $807,000 for the three months ended March 31, 2017 compared to $20.5 million for the three months ended March 31, 2016. This decrease resulted from the volume and composition of sales in 2017 as compared to 2016.
As a result of the foregoing, the Company’s net income decreased to $44.2 million for the three months ended March 31, 2017 from $59.1 million for the three months ended March 31, 2016.
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
Activity
As of March 31, 2017, the Company had cash and cash equivalents of $47.2 million, including $10.7 million in restricted cash.
Net cash provided by operating activities decreased to $86.4 million for the three months ended March 31, 2017 from $100.8 million for the three months ended March 31, 2016. This $14.4 million decrease was primarily due to a reduction in cash provided by operating activities associated with the properties sold during 2016 and the first quarter of 2017 offset by the operating activities of the acquisition and completed development properties for the same periods. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities was $131.2 million for the three months ended March 31, 2017 compared to net cash provided by investing activities of $26.4 million for the three months ended March 31, 2016. This $157.6 million change primarily resulted from a decrease in the cash provided by dispositions and an increase in cash used for investment in land held for development.
Net cash provided by financing activities was $37.5 million for the three months ended March 31, 2017 compared to net cash used in financing activities of $118.4 million for the three months ended March 31, 2016. This $155.9 million change was primarily due to debt activity associated with the disposition and land investment activity during the respective periods. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.
The Company is a party to a credit facility with a maximum availability of $800 million (the "Credit Facility"). It matures in March 2018 and has two six-month extensions at the Company's option. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's Investor Services, Inc., Standard and Poor's Ratings Group and Fitch, Inc. Based upon the Company’s current credit ratings, borrowings under the Credit Facility bear interest at LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. As of March 31, 2017, the Company had $115.0 million in outstanding borrowings and $6.9 million of letters of credit issued under the Credit Facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2017, the Company’s debt to gross assets ratio was 37.9% and for the three months ended March 31, 2017, the fixed charge coverage ratio was 4.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments).
As of March 31, 2017, $274.3 million in mortgage loans (including $98.2 million fixed via a swap arrangement - see Note 13 to the Company's financial statements) and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 4.0%. The interest rates on $2.6 billion of mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 3.0% to 6.4%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.5 years.

The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of March 31, 2017 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2017 (remaining)	$5,866	$—	$—	$—	$5,866	4.95%
2018	6,565	26,995	—	115,000	148,560	2.84%
2019	6,504	50,043	—	—	56,547	4.02%
2020	3,539	67,361	350,000	—	420,900	4.93%
2021	2,504	65,009	—	—	67,513	4.06%
2022	2,172	—	400,000	—	402,172	4.13%
2023	2,281	—	300,000	—	302,281	3.39%
2024	2,395	—	450,000	—	452,395	4.40%
2025	2,503	—	400,000	—	402,503	3.76%
2026 and thereafter	22,294	1,946	400,000	—	424,240	3.34%
Subtotal	$56,623	$211,354	$2,300,000	$115,000	$2,682,977	3.96%
Reconciling items (1)	6,283	—	(19,030)	—	(12,747)
Total for consolidated balance sheet	$62,906	$211,354	$2,280,970	$115,000	$2,670,230

(1)	Includes deferred financing costs, premium/discount and market adjustments.

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
The Company's annual Common Share dividend paid was $1.90 per share in 2016. The Company's quarterly dividend was reduced to $0.40 per share ($1.60 per share annualized) beginning with its quarterly dividend payable in April 2017. Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
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

NAREIT Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	March 31, 2016
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$43,032	$57,554
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,325	2,676
Depreciation and amortization	45,078	53,752
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	—	(1,840)
Gain on property dispositions / impairment - real estate assets	(807)	(20,521)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(1,090)	(804)
NAREIT Funds from operations available to common shareholders – basic	$88,538	$90,817
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	1,090	804
Noncontrolling interest less preferred share distributions	1,031	1,391
NAREIT Funds from operations available to common shareholders – diluted	$90,659	$93,012
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.60	$0.62
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.60	$0.62
Reconciliation of weighted average shares:
Weighted average common shares	146,471	146,071
Dilutive shares for long term compensation plans	750	460
Diluted shares for net income	147,221	146,531
Weighted average common units	3,529	3,539
Diluted shares for NAREIT Funds from operations	150,750	150,070

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2016.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2017.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1*	First Amended and Restated Bylaws of Liberty Property Trust, as amended through March 27, 2017.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 5, 2017
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	May 5, 2017
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	May 5, 2017
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	May 5, 2017
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

3.1	First Amended and Restated Bylaws of Liberty Property Trust, as amended through March 27, 2017.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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