Form 10-Q
period 2017-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2017-08-03
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2017, 147,317,203 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2017. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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
Form 10-Q for the period ended June 30, 2017

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	June 30, 2017	December 31, 2016
ASSETS
Real estate:
Land and land improvements	$1,094,121	$1,094,470
Building and improvements	4,562,908	4,501,921
Less accumulated depreciation	(995,032)	(940,115)
Operating real estate	4,661,997	4,656,276
Development in progress	410,027	267,450
Land held for development	351,933	336,569
Net real estate	5,423,957	5,260,295
Cash and cash equivalents	14,748	43,642
Restricted cash	18,115	12,383
Accounts receivable, net	14,509	13,994
Deferred rent receivable, net	120,124	109,245
Deferred financing and leasing costs, net of accumulated amortization (June 30, 2017, $161,544; December 31, 2016, $152,309)	159,112	153,393
Investments in and advances to unconsolidated joint ventures	268,346	245,078
Assets held for sale	2,731	4,548
Prepaid expenses and other assets	137,993	150,235
Total assets	$6,159,635	$5,992,813
LIABILITIES
Mortgage loans, net	$271,851	$276,650
Unsecured notes, net	2,281,650	2,280,286
Credit facility	177,000	—
Accounts payable	56,188	65,914
Accrued interest	21,718	21,878
Dividend and distributions payable	60,334	71,501
Other liabilities	222,697	206,124
Total liabilities	3,091,438	2,922,353
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of June 30, 2017 and December 31, 2016	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,304,661 and 146,993,018 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	147	147
Additional paid-in capital	3,666,703	3,655,910
Accumulated other comprehensive loss	(45,332)	(56,031)
Distributions in excess of net income	(619,929)	(596,635)
Total Liberty Property Trust shareholders’ equity	3,001,589	3,003,391
Noncontrolling interest – operating partnership
3,528,281 and 3,530,031 common units outstanding as of June 30, 2017 and December 31, 2016, respectively	54,170	54,631
Noncontrolling interest – consolidated joint ventures	4,901	4,901
Total equity	3,060,660	3,062,923
Total liabilities, noncontrolling interest - operating partnership and equity	$6,159,635	$5,992,813

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2017	June 30, 2016
OPERATING REVENUE
Rental	$124,969	$139,143
Operating expense reimbursement	39,902	47,511
Development service fee income	18,259	—
Total operating revenue	183,130	186,654
OPERATING EXPENSE
Rental property	17,716	24,745
Real estate taxes	23,244	25,202
General and administrative	15,282	15,629
Depreciation and amortization	45,789	53,545
Development service fee expense	17,828	—
Total operating expense	119,859	119,121
Operating income	63,271	67,533
OTHER INCOME (EXPENSE)
Interest and other income	1,928	4,992
Interest expense	(21,942)	(30,131)
Total other income (expense)	(20,014)	(25,139)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	43,257	42,394
Gain on property dispositions	5,895	3,832
Income taxes	(324)	(752)
Equity in earnings of unconsolidated joint ventures	3,990	5,583
Net income	52,818	51,057
Noncontrolling interest – operating partnership	(1,350)	(1,317)
Noncontrolling interest – consolidated joint ventures	(57)	(113)
Net income available to common shareholders	$51,411	$49,627

Net income	$52,818	$51,057
Other comprehensive income (loss) - foreign currency translation	7,503	(13,509)
Other comprehensive loss - derivative instruments	(38)	(435)
Other comprehensive income (loss)	7,465	(13,944)
Total comprehensive income	60,283	37,113
Less: comprehensive income attributable to noncontrolling interest	(1,582)	(1,101)
Comprehensive income attributable to common shareholders	$58,701	$36,012
Earnings per common share
Income per common share – basic	$0.35	$0.34
Income per common share – diluted	$0.35	$0.34
Distributions per common share	$0.40	$0.475
Weighted average number of common shares outstanding
Basic	146,688	145,995
Diluted	147,508	146,735
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING REVENUE
Rental	$248,350	$278,198
Operating expense reimbursement	80,402	98,597
Development service fee income	29,744	—
Total operating revenue	358,496	376,795
OPERATING EXPENSE
Rental property	37,600	53,255
Real estate taxes	46,525	50,522
General and administrative	32,224	36,619
Depreciation and amortization	91,249	107,623
Development service fee expense	28,832	—
Total operating expense	236,430	248,019
Operating income	122,066	128,776
OTHER INCOME (EXPENSE)
Interest and other income	3,804	9,590
Interest expense	(44,285)	(61,543)
Total other income (expense)	(40,481)	(51,953)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	81,585	76,823
Gain on property dispositions	6,702	24,353
Income taxes	(946)	(1,553)
Equity in earnings of unconsolidated joint ventures	9,721	10,497
Net income	97,062	110,120
Noncontrolling interest – operating partnership	(2,499)	(2,826)
Noncontrolling interest – consolidated joint ventures	(120)	(113)
Net income available to common shareholders	$94,443	$107,181

Net income	$97,062	$110,120
Other comprehensive income (loss) - foreign currency translation	10,680	(18,596)
Other comprehensive income (loss) - derivative instruments	275	(1,795)
Other comprehensive income (loss)	10,955	(20,391)
Total comprehensive income	108,017	89,729
Less: comprehensive income attributable to noncontrolling interest	(2,875)	(2,458)
Comprehensive income attributable to common shareholders	$105,142	$87,271
Earnings per common share
Income per common share – basic	$0.64	$0.73
Income per common share – diluted	$0.64	$0.73
Distributions per common share	$0.80	$0.95
Weighted average number of common shares outstanding
Basic	146,602	146,002
Diluted	147,355	146,622
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2017	$147	$3,655,910	$(56,031)	$(596,635)	$3,003,391	$54,631	$4,901	$3,062,923	$7,537
Net proceeds from the issuance of common shares	—	4,223	—	—	4,223	—	—	4,223	—
Net income	—	—	—	94,443	94,443	2,263	120	96,826	236
Distributions	—	—	—	(117,737)	(117,737)	(2,953)	(120)	(120,810)	(236)
Share-based compensation net of shares related to tax withholdings	—	6,543	—	—	6,543	—	—	6,543	—
Other comprehensive income - foreign currency translation	—	—	10,430	—	10,430	250	—	10,680	—
Other comprehensive income - derivative instruments	—	—	269	—	269	6	—	275	—
Redemption of noncontrolling interests – common units	—	27	—	—	27	(27)	—	—	—
Balance at June 30, 2017	$147	$3,666,703	$(45,332)	$(619,929)	$3,001,589	$54,170	$4,901	$3,060,660	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES
Net income	$97,062	$110,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,310	109,047
Amortization of deferred financing costs	1,874	2,004
Equity in earnings of unconsolidated joint ventures	(9,721)	(10,497)
Gain on property dispositions	(6,702)	(24,353)
Share-based compensation	10,500	15,663
Other	(1,712)	(4,424)
Changes in operating assets and liabilities:
Restricted cash	(5,102)	3,390
Accounts receivable	630	1,794
Deferred rent receivable	(10,851)	(8,897)
Prepaid expenses and other assets	10,459	312
Accounts payable	(4,154)	3,877
Accrued interest	(160)	342
Other liabilities	3,399	(17,342)
Net cash provided by operating activities	177,832	181,036
INVESTING ACTIVITIES
Investment in properties – acquisitions	(19,838)	(8,000)
Investment in properties – other	(25,562)	(30,338)
Investments in and advances to unconsolidated joint ventures	(25,333)	(31,372)
Distributions from unconsolidated joint ventures	12,178	35,250
Net proceeds from disposition of properties/land	26,220	139,814
Investment in development in progress	(136,030)	(175,744)
Investment in land held for development	(87,255)	(36,855)
Payment of deferred leasing costs	(18,750)	(15,057)
Other	26,315	7,842
Net cash used in investing activities	(248,055)	(114,460)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,223	4,341
Share repurchases, including shares related to tax withholdings	(4,668)	(45,006)
Repayments of mortgage loans	(3,876)	(22,123)
Proceeds from credit facility	284,000	338,300
Repayments on credit facility	(107,000)	(202,300)
Distribution paid on common shares	(128,703)	(139,742)
Distribution to partners/noncontrolling interest holders	(3,569)	(3,847)
Net cash provided by (used in) financing activities	40,407	(70,377)
Net decrease in cash and cash equivalents	(29,816)	(3,801)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	922	(2,212)
Cash and cash equivalents at beginning of period	43,642	35,353
Cash and cash equivalents at end of period	$14,748	$29,340
See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	June 30, 2017	December 31, 2016
ASSETS
Real estate:
Land and land improvements	$1,094,121	$1,094,470
Building and improvements	4,562,908	4,501,921
Less accumulated depreciation	(995,032)	(940,115)
Operating real estate	4,661,997	4,656,276
Development in progress	410,027	267,450
Land held for development	351,933	336,569
Net real estate	5,423,957	5,260,295
Cash and cash equivalents	14,748	43,642
Restricted cash	18,115	12,383
Accounts receivable, net	14,509	13,994
Deferred rent receivable, net	120,124	109,245
Deferred financing and leasing costs, net of accumulated amortization (June 30, 2017, $161,544; December 31, 2016, $152,309)	159,112	153,393
Investments in and advances to unconsolidated joint ventures	268,346	245,078
Assets held for sale	2,731	4,548
Prepaid expenses and other assets	137,993	150,235
Total assets	$6,159,635	$5,992,813
LIABILITIES
Mortgage loans, net	$271,851	$276,650
Unsecured notes, net	2,281,650	2,280,286
Credit facility	177,000	—
Accounts payable	56,188	65,914
Accrued interest	21,718	21,878
Distributions payable	60,334	71,501
Other liabilities	222,697	206,124
Total liabilities	3,091,438	2,922,353
Limited partners’ equity - 301,483 preferred units outstanding as of June 30, 2017, and December 31, 2016	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,304,661 and 146,993,018 common units outstanding as of June 30, 2017 and December 31, 2016, respectively	3,001,589	3,003,391
Limited partners’ equity – 3,528,281 and 3,530,031 common units outstanding as of June 30, 2017 and December 31, 2016, respectively	54,170	54,631
Noncontrolling interest – consolidated joint ventures	4,901	4,901
Total owners’ equity	3,060,660	3,062,923
Total liabilities, limited partners’ equity and owners’ equity	$6,159,635	$5,992,813

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2017	June 30, 2016
OPERATING REVENUE
Rental	$124,969	$139,143
Operating expense reimbursement	39,902	47,511
Development service fee income	18,259	—
Total operating revenue	183,130	186,654
OPERATING EXPENSE
Rental property	17,716	24,745
Real estate taxes	23,244	25,202
General and administrative	15,282	15,629
Depreciation and amortization	45,789	53,545
Development service fee expense	17,828	—
Total operating expense	119,859	119,121
Operating income	63,271	67,533
OTHER INCOME (EXPENSE)
Interest and other income	1,928	4,992
Interest expense	(21,942)	(30,131)
Total other income (expense)	(20,014)	(25,139)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	43,257	42,394
Gain on property dispositions	5,895	3,832
Income taxes	(324)	(752)
Equity in earnings of unconsolidated joint ventures	3,990	5,583
Net income	52,818	51,057
Noncontrolling interest – consolidated joint ventures	(57)	(113)
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$52,643	$50,826
Net income	$52,818	$51,057
Other comprehensive income (loss) - foreign currency translation	7,503	(13,509)
Other comprehensive loss - derivative instruments	(38)	(435)
Other comprehensive income (loss)	7,465	(13,944)
Total comprehensive income	$60,283	$37,113
Earnings per common unit
Income per common unit - basic	$0.35	$0.34
Income per common unit - diluted	$0.35	$0.34
Distributions per common unit	$0.40	$0.475
Weighted average number of common units outstanding
Basic	150,216	149,534
Diluted	151,036	150,274
Net income allocated to general partners	$51,411	$49,627
Net income allocated to limited partners	$1,350	$1,317

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING REVENUE
Rental	$248,350	$278,198
Operating expense reimbursement	80,402	98,597
Development service fee income	29,744	—
Total operating revenue	358,496	376,795
OPERATING EXPENSE
Rental property	37,600	53,255
Real estate taxes	46,525	50,522
General and administrative	32,224	36,619
Depreciation and amortization	91,249	107,623
Development service fee expense	28,832	—
Total operating expense	236,430	248,019
Operating income	122,066	128,776
OTHER INCOME (EXPENSE)
Interest and other income	3,804	9,590
Interest expense	(44,285)	(61,543)
Total other income (expense)	(40,481)	(51,953)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	81,585	76,823
Gain on property dispositions	6,702	24,353
Income taxes	(946)	(1,553)
Equity in earnings of unconsolidated joint ventures	9,721	10,497
Net income	97,062	110,120
Noncontrolling interest – consolidated joint ventures	(120)	(113)
Preferred unit distributions	(236)	(236)
Income available to common unitholders	$96,706	$109,771
Net income	$97,062	$110,120
Other comprehensive income (loss) - foreign currency translation	10,680	(18,596)
Other comprehensive income (loss) - derivative instruments	275	(1,795)
Other comprehensive income (loss)	10,955	(20,391)
Total comprehensive income	$108,017	$89,729
Earnings per common unit
Income per common unit - basic	$0.64	$0.73
Income per common unit - diluted	$0.64	$0.73
Distributions per common unit	$0.80	$0.95
Weighted average number of common units outstanding
Basic	150,130	149,541
Diluted	150,883	150,161
Net income allocated to general partners	$94,443	$107,181
Net income allocated to limited partners	$2,499	$2,826

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2017	$3,003,391	$54,631	$4,901	$3,062,923	$7,537
Contributions from partners	10,766	—	—	10,766	—
Distributions to partners	(117,737)	(2,953)	(120)	(120,810)	(236)
Other comprehensive income - foreign currency translation	10,430	250	—	10,680	—
Other comprehensive income - derivative instruments	269	6	—	275	—
Net income	94,443	2,263	120	96,826	236
Redemption of limited partners common units for common shares	27	(27)	—	—	—
Balance at June 30, 2017	$3,001,589	$54,170	$4,901	$3,060,660	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES
Net income	$97,062	$110,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,310	109,047
Amortization of deferred financing costs	1,874	2,004
Equity in earnings of unconsolidated joint ventures	(9,721)	(10,497)
Gain on property dispositions	(6,702)	(24,353)
Noncash compensation	10,500	15,663
Other	(1,712)	(4,424)
Changes in operating assets and liabilities:
Restricted cash	(5,102)	3,390
Accounts receivable	630	1,794
Deferred rent receivable	(10,851)	(8,897)
Prepaid expenses and other assets	10,459	312
Accounts payable	(4,154)	3,877
Accrued interest	(160)	342
Other liabilities	3,399	(17,342)
Net cash provided by operating activities	177,832	181,036
INVESTING ACTIVITIES
Investment in properties – acquisitions	(19,838)	(8,000)
Investment in properties – other	(25,562)	(30,338)
Investments in and advances to unconsolidated joint ventures	(25,333)	(31,372)
Distributions from unconsolidated joint ventures	12,178	35,250
Net proceeds from disposition of properties/land	26,220	139,814
Investment in development in progress	(136,030)	(175,744)
Investment in land held for development	(87,255)	(36,855)
Payment of deferred leasing costs	(18,750)	(15,057)
Other	26,315	7,842
Net cash used in investing activities	(248,055)	(114,460)
FINANCING ACTIVITIES
Repayments of mortgage loans	(3,876)	(22,123)
Proceeds from credit facility	284,000	338,300
Repayments on credit facility	(107,000)	(202,300)
Capital contributions	4,223	4,341
Distributions to partners/noncontrolling interests	(136,940)	(188,595)
Net cash provided by (used in) financing activities	40,407	(70,377)
Net decrease in cash and cash equivalents	(29,816)	(3,801)
Increase (decrease) in cash and cash equivalents related to foreign currency translation	922	(2,212)
Cash and cash equivalents at beginning of period	43,642	35,353
Cash and cash equivalents at end of period	$14,748	$29,340
See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2017. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $17.7 million and $18.7 million as of June 30, 2017 and December 31, 2016, respectively.
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

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
Other income	$1,198	$2,570
General and administrative	$1,054	$2,152
In the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires the Company to reclassify shares withheld for tax withholding purposes on share-based compensation awards from operating activities to financing activities. As a result of the adoption, a $4.1 million cash outflow has been reclassified in the June 30, 2016 consolidated statement of cash flows from operating activities to financing activities.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance (except revenue in the scope of other accounting standards, including standards related to leasing). Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “New Revenue Standards”) effective January 1, 2018. The New Revenue Standards clarify the required factors that an entity must consider when recognizing revenue and require additional disclosures concerning contracts with customers, judgments concerning revenue recognition, and assets recognized for the costs to obtain or fulfill a contract. The New Revenue Standards also provide guidance regarding the measurement of gains and losses relative to the sale of certain nonfinancial assets, including real estate. The Company has created an implementation plan and is progressing in its assessment of the impact of the New Revenue Standards on various revenue streams and evaluating the qualitative and quantitative disclosure guidance. The Company does not expect the New Revenue Standards to have a material impact on the measurement and recognition of gains and losses on the sale of properties. The New Revenue Standards may impact revenue recognized under the percentage of completion method. The Company is currently assessing whether there will an impact on the amount and timing of recognizing its development service fee income which is currently accounted for under the percentage of completion method based on applicable costs incurred and estimated to be incurred. The Company expects the adoption of the New Revenue Standards to have an impact on its business processes, financial reporting disclosures, and internal controls over financial reporting (“ICFR”). The Company plans to adopt the New Revenue Standards using the modified retrospective method. Significant assessment and implementation matters to be addressed prior to adopting the New Revenue Standards include completing a review of customer contracts, determining the impact the new accounting standard will have on the Company’s financial statements and related disclosures, and updating, as needed, the Company’s business processes, systems, and controls required to comply with the New Revenue Standards. Upon completion of the Company’s implementation plan and evaluation of the remaining revenue contracts, the Company will adopt additional controls around ICFR and its business processes for any new and existing revenue arrangements. The Company is on target to complete its assessment of the new revenue standards and the impact on the Company’s financial statements and related disclosures as of January 1, 2018.
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
In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sale, of nonfinancial assets to noncustomers. ASU 2017-05 is effective for the Company beginning January 1, 2018. Early adoption is permitted but the standard is required to be adopted concurrently with ASU 2014-09. The Company is evaluating the impact ASU 2017-05 will have on the Company's financial position and results of operations.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 is effective for the Company beginning January 1, 2018. Early adoption is permitted. The new guidance will be applied prospectively to awards modified on or after the adoption date. The Company is evaluating the impact ASU 2017-09 will have on the Company's financial position and results of operations.

Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2017			June 30, 2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$51,411	146,688	$0.35	$49,627	145,995	$0.34
Dilutive shares for long-term compensation plans	—	820		—	740
Net income available to common shareholders - diluted	$51,411	147,508	$0.35	$49,627	146,735	$0.34

	For the Six Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$94,443	146,602	$0.64	$107,181	146,002	$0.73
Dilutive shares for long-term compensation plans	—	753		—	620
Net income available to common shareholders - diluted	$94,443	147,355	$0.64	$107,181	146,622	$0.73

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common share for the three and six months ended June 30, 2017 as compared to 885,000 and 1,668,000, respectively, for the same periods in 2016.
During the three and six months ended June 30, 2017, 77,000 and 88,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2016, 369,000 common shares were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through August 7, 2017. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three or six months ended June 30, 2017.

Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2017			June 30, 2016
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Net income - net of noncontrolling interest - consolidated joint ventures	$52,761			$50,944
Less: Preferred unit distributions	(118)			(118)
Net income available to common unitholders - basic	$52,643	150,216	$0.35	$50,826	149,534	$0.34
Dilutive units for long-term compensation plans	—	820		—	740
Net income available to common unitholders - diluted	$52,643	151,036	$0.35	$50,826	150,274	$0.34

	For the Six Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2016
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Net income - net of noncontrolling interest - consolidated joint ventures	$96,942			$110,007
Less: Preferred unit distributions	(236)			(236)
Net income available to common unitholders - basic	96,706	150,130	$0.64	109,771	149,541	$0.73
Dilutive units for long-term compensation plans	—	753		—	620
Net income available to common unitholders - diluted	$96,706	150,883	$0.64	$109,771	150,161	$0.73

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common unit for the three and six months ended June 30, 2017 as compared to 885,000 and 1,668,000, respectively, for the same periods in 2016.
During the three and six months ended June 30, 2017, 77,000 and 88,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2016, 369,000 common units were issued upon the exercise of options.
Share Repurchase
In August 2015, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units through August 7, 2017. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three or six months ended June 30, 2017.

Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the six months ended June 30,
	2017	2016
Foreign Currency Translation:
Beginning balance	$(56,767)	$(22,023)
Translation adjustment	10,680	(18,596)
Ending balance	(46,087)	(40,619)

Derivative Instruments:
Beginning balance	(455)	(865)
Unrealized loss	(41)	(2,354)
Reclassification adjustment (1)	316	559
Ending balance	(180)	(2,660)
Total accumulated other comprehensive loss	(46,267)	(43,279)
Less: portion included in noncontrolling interest – operating partnership	935	863
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(45,332)	$(42,416)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
During the three and six months ended June 30, 2017, the Company acquired one property for a purchase price of $19.1 million. This property was under development when acquired and contains 101,000 square feet of leaseable space. The property is located in the Company's Southern California reportable segment.
Information on the operating properties and land parcels the Company sold during the three and six months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)
Chicago/Minneapolis	1	—	31,116	$3,100	1	—	31,116	$3,100
Florida	—	11	—	2,636	—	11	—	2,636
Houston	—	7	—	1,995	—	7	—	1,995
Philadelphia	—	2	—	6,904	—	2	—	6,904
Southeastern PA	1	3	62,386	6,975	2	3	95,413	9,050
Other	—	6	—	3,739	—	6	—	3,739
	2	29	93,502	$25,349	3	29	126,529	$27,424

As of June 30, 2017, the Company classified 4.9 acres of land held for development with a total carrying value of $2.7 million as assets held for sale. This land is located in the Company's Florida reportable segment. The land was sold subsequent to June 30, 2017.
Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. During the six months ended June 30, 2017, the Company realigned its reportable segments as follows:

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

The operating information by reportable segment is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue
Carolinas/Richmond	$18,225	$16,174	$36,282	$31,934
Chicago/Minneapolis	15,767	21,891	31,642	43,430
Florida	14,482	27,798	28,730	57,115
Houston	14,779	14,204	29,553	28,971
Lehigh/Central PA	39,815	33,782	81,350	68,025
Philadelphia	10,928	10,386	22,363	20,741
Southeastern PA	15,127	24,343	29,742	50,226
United Kingdom	3,262	3,525	6,431	7,077
Other	32,166	34,444	62,538	69,441
Segment-level operating revenue	164,551	186,547	328,631	376,960

Reconciliation to total operating revenues
Development service fee income	18,259	—	29,744	—
Other	320	107	121	(165)
Total operating revenue	$183,130	$186,654	$358,496	$376,795

SNOI
Carolinas/Richmond	$13,094	$11,219	$26,077	$22,059
Chicago/Minneapolis	10,011	11,872	19,360	23,243
Florida	10,003	16,741	19,510	34,788
Houston	7,761	8,036	14,562	16,869
Lehigh/Central PA	29,083	24,755	58,661	48,957
Philadelphia	8,475	7,981	17,234	15,339
Southeastern PA	8,507	14,549	16,619	28,300
United Kingdom	1,649	2,438	3,506	4,842
Other	21,935	22,953	42,191	45,779
SNOI	110,518	120,544	217,720	240,176

Reconciliation to net income
Interest expense	(21,942)	(30,131)	(44,285)	(61,543)
Depreciation/amortization expense (1)	(33,115)	(39,161)	(66,308)	(78,959)
Gain on property dispositions	5,895	3,832	6,702	24,353
Equity in earnings of unconsolidated joint ventures	3,990	5,583	9,721	10,497
General and administrative expense (1)	(11,047)	(10,135)	(23,301)	(24,927)
Income taxes (1)	104	(653)	(176)	(1,222)
Other	(1,585)	1,178	(3,011)	1,745
Net income	$52,818	$51,057	$97,062	$110,120

(1)	Excludes costs which are included in determining SNOI.

The Company's total assets by reportable segment as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
Carolinas/Richmond	$512,329	$503,920
Chicago/Minnesota	609,962	616,298
Florida	507,873	514,431
Houston	529,946	530,438
Lehigh/Central PA	1,350,454	1,311,815
Philadelphia	610,025	557,510
Southeastern PA	271,035	262,155
United Kingdom	227,793	189,766
Other	1,487,741	1,403,431
Segment-level total assets	6,107,158	5,889,764
Corporate Other	52,477	103,049
Total assets	$6,159,635	$5,992,813

Note 7: Accounting for the Impairment of Long-Lived Assets and Fee Development Contracts
Asset Impairment
The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. There were no impairments recognized during the three or six months ended June 30, 2017 or 2016. The Company has applied reasonable estimates and judgments in evaluating each of its properties and land held for development and has determined that there were no valuation adjustments necessary at June 30, 2017. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.

Fee Development Contracts
From time to time, the Company enters into contracts to develop properties on a fee basis for joint ventures in which the Company holds an interest or for unrelated third parties. In these cases the Company typically agrees to be responsible for all aspects of the development of the project (and, in certain instances, related infrastructure) and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of cost overruns incurred in the development of the project. If the Company encounters construction delays or unexpected costs in the development of these projects or is otherwise unable to recover the costs it incurs, the resulting unrecovered costs and potential payments to customers could generate losses that would adversely affect the Company's cash flow and net income. On a quarterly basis, the Company applies reasonable estimates and judgments to assess whether or not it is necessary to accrue any estimated future losses with respect to such contracts. There were no such losses recognized during the three or six months ended June 30, 2017 or 2016. Should external or internal circumstances change requiring the Company to adjust the estimated future cash flows from these development contracts or that suggest that such development contracts may result in a loss, the Company could be required to record losses in the future.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of June 30, 2017 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at June 30, 2017 was $143.6 million.

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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of June 30, 2017 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units at June 30, 2017 based on the closing price of the common shares of the Trust at June 30, 2017 was $143.6 million.
Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of June 30, 2017, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2017 and December 31, 2016. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of June 30, 2017 and December 31, 2016. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.

The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2016 and June 30, 2017 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2016	$276,650	$286,684	$2,280,286	$2,340,762
As of June 30, 2017	$271,851	$283,911	$2,281,650	$2,364,004
Note 12: Unconsolidated Joint Ventures
Cambridge Medipark Ltd
During the three and six months ended June 30, 2017 and 2016, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $1.5 million and $4.5 million, respectively, for the three and six months ended June 30, 2017 compared to $312,000 and $206,000, respectively, for the same periods in 2016.
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $97.6 million and $98.9 million at June 30, 2017 and December 31, 2016, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.

The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Amount of loss related to the effective portion recognized in other comprehensive loss	$(163)	$(700)	$(25)	$(2,343)
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(129)	$(276)	$(316)	$(559)
Amount of (loss) gain related to the ineffective portion recognized in interest expense	$(9)	$(22)	$14	$(78)

The fair value of the Swaps in the amounts of $3.7 million and $4.9 million as of June 30, 2017 and December 31, 2016, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $3.7 million as of June 30, 2017.
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2017, were as follows (in thousands):

Year	Amount
2017 (remaining)	$825
2018	1,754
2019	1,754
2020	1,754
2021	1,754
2022 and thereafter	34,872
Total	$42,713

Operating ground lease expense for the three and six months ended June 30, 2017 was $311,000 and $623,000, respectively, as compared to $237,000 and $493,000, respectively, for the same periods in 2016.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of June 30, 2017 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of June 30, 2017, the Company had letter of credit obligations of $7.7 million.

As of June 30, 2017, the Company had 27 buildings under development. These buildings are expected to contain, when completed, a total of 6.6 million square feet of leasable space and represent an anticipated aggregate investment of $634.0 million. At June 30, 2017, development in progress totaled $410.0 million. In addition, as of June 30, 2017, the Company had invested $15.4 million in deferred leasing costs related to these development buildings. Also, as of June 30, 2017, the Company had a signed commitment for $11.8 million for a build-to-suit development not yet commenced.
As of June 30, 2017, the Company was committed to $18.6 million in improvements on certain buildings and land parcels.
As of June 30, 2017, the Company was committed to $19.4 million in future land acquisitions. The Company expects to complete these purchases during the year ended December 31, 2017.
As of June 30, 2017, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $21.1 million.
Unconsolidated joint ventures in which the Company holds an interest, and in another case an unrelated third party, have engaged the Company as the developer of certain development properties pursuant to development agreements. The Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the properties (and, in certain instances, related infrastructure) and to guarantee the timely lien-free completion of construction of the properties and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the properties.
The Company is currently developing three buildings for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $966.7 million.
As of June 30, 2017, the Company was also committed to approximately $170.1 million in costs related to its agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey. As of June 30, 2017, $46.7 million of these costs had been incurred.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 15: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	2017	2016
Write-off of fully depreciated/amortized property and deferred costs	$19,833	$19,002
Write-off of depreciated/amortized property and deferred costs due to sale	$8,989	$33,857
Redemption of noncontrolling interests - common units	$27	$—
Unrealized gain (loss) on cash flow hedge	$275	$(1,795)
Changes in accrued development capital expenditures	$13,124	$2,383
Capitalized equity-based compensation	$739	$808

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
Note 16: Subsequent Events

As of June 30, 2017, the Company had a deferred gain related to a 2015 portfolio sale in the amount of $14.3 million which is recorded in other liabilities in the accompanying balance sheets. Subsequent to June 30, 2017, the contingency related to the sale was settled and the Company recognized the deferred gain in net income.

Pursuant to a purchase option contained in its lease agreement, on July 27, 2017, a tenant exercised its option to purchase two properties approximating 1.7 million square feet and 44 acres of land for $249.0 million. The properties and land are in the Lehigh/Central PA segment. The sale is currently anticipated to close in 2017, subject to the satisfaction of certain closing conditions contained in the lease. Upon the closing of the sale, the Company expects to recognize a gain on the sale in the range of $65 million to $70 million.

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
As of June 30, 2017, the Company owned and operated 447 industrial and 50 office properties (the “Wholly Owned Properties in Operation”) totaling 85.8 million square feet. In addition, as of June 30, 2017, the Company owned 27 properties under development, which when completed are expected to comprise 6.6 million square feet (the “Wholly Owned Properties under Development”). The Company owned 10 properties held for redevelopment (the "Wholly Owned Properties held for Redevelopment") totaling 1.0 million square feet. The Company also owned 1,711 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2017, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 17 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), three properties under development, which when completed are expected to comprise 1.8 million square feet and a 217-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development" and, collectively with the Properties in Operation, the "Properties") and 347 acres of developable land, substantially all of which is zoned for commercial use.
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the six months ended June 30, 2017, straight line rents on renewal and replacement leases were on average 13.1% higher than rents on expiring leases. During the six months ended June 30, 2017, the Company leased 13.2 million square feet and, as of that date, attained occupancy of 95.7% for the Wholly Owned Properties in Operation and 95.1% for the JV Properties in Operation for a combined occupancy of 95.6% for the Properties in Operation. At December 31, 2016, occupancy for the Wholly Owned Properties in Operation was 96.4% and for the JV Properties in Operation was 95.9% for a combined occupancy for the Properties in Operation of 96.4%.
Based on the Company's current outlook, the Company anticipates that property level operating income for the Same Store (defined below) group of properties will increase for the full year 2017, compared to 2016, driven primarily by new and renewal leases being executed at higher rental rates than those of expiring leases, particularly for the Company's industrial properties. The Company expects Same Store occupancy levels to remain relatively consistent with those in 2016.
The Company also anticipates that the effect of the United Kingdom’s exit from the European Union and the resulting change in the foreign exchange rate will not have a material effect on its net income or consolidated balance sheet during 2017.
As discussed in Note 16 to the Consolidated Financial Statements, subsequent to June 30, 2017, a tenant exercised a purchase option contained in its lease. The impact of this transaction was not previously contemplated in the Company's outlook for 2017.

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
Wholly Owned Capital Activity
Acquisitions
During the three and six months ended June 30, 2017, the Company acquired one property for a purchase price of $19.1 million. This property was under development when acquired and contains 101,000 square feet of leaseable space. The property was 100% pre-leased as of June 30, 2017.
During the three months ended June 30, 2017, the Company acquired six parcels of land containing 172 acres of land for an aggregate purchase price of $18.6 million. During the six months ended June 30, 2017, the Company acquired nine parcels of land containing 253 acres of land for an aggregate purchase price of $40.0 million.
Dispositions
During the three months ended June 30, 2017, the Company realized proceeds of $25.3 million from the sale of two properties totaling 94,000 square feet and 29 acres of land. During the six months ended June 30, 2017, the Company realized proceeds of $27.4 million from the sale of three properties totaling 127,000 square feet and 29 acres of land.
Development
During the three months ended June 30, 2017, the Company brought into service four Wholly Owned Properties under Development representing 724,000 square feet and a Total Investment of $65.2 million. During the three months ended June 30, 2017, the Company initiated two Wholly Owned Properties under Development with a projected Total Investment of $73.6 million.
During the six months ended June 30, 2017, the Company brought into service five Wholly Owned Properties under Development representing 939,000 square feet and a Total Investment of $81.5 million. During the six months ended June 30, 2017, the Company initiated six Wholly Owned Properties under Development with a projected Total Investment of $157.8 million.
As of June 30, 2017, the Company had 27 Wholly Owned Properties under Development with a projected Total Investment of $634.0 million. These Wholly Owned Properties under Development were 44.5% pre-leased as of June 30, 2017.
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
Acquisitions/Dispositions
None of the unconsolidated joint ventures in which the Company holds an interest acquired any operating properties or land parcels during the three or six months ended June 30, 2017. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the three and six months ended June 30, 2017, none of the unconsolidated joint ventures in which the Company holds an interest initiated any JV Properties under Development.
As of June 30, 2017, unconsolidated joint ventures in which the Company holds an interest had three JV Properties under Development which are expected to comprise, upon completion, 1.8 million square feet and a 217-room Four Seasons Hotel and are expected to represent a Total Investment by the joint ventures of $966.7 million. These JV Properties under Development were 82.7% pre-leased as of June 30, 2017.
Included in these totals are unconsolidated joint ventures in which the Company holds a 20% interest that are developing the Comcast Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and the aforementioned hotel and is expected to represent a Total Investment by the joint ventures of $934 million.

Properties in Operation
The composition of the Company’s Properties in Operation as of June 30, 2017 and 2016 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet Occupied		Percent Occupied
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Wholly Owned Properties in Operation:
Industrial	$5.05	$4.94	$6.72	$6.59	78,126	74,754	96.0%	95.6%
Office	$18.03	$16.29	$27.95	$24.41	3,995	10,284	90.5%	85.3%
	$5.68	$6.31	$7.75	$8.74	82,121	85,038	95.7%	94.2%
JV Properties in Operation: (3)
Industrial	$4.45	$4.11	$6.11	$5.88	10,361	10,083	95.4%	96.0%
Office	$33.03	$29.68	$45.40	$41.65	2,054	2,533	93.6%	90.9%
	$9.18	$9.25	$12.61	$13.07	12,415	12,616	95.1%	94.9%
Properties in Operation:
Industrial	$4.98	$4.84	$6.65	$6.50	88,487	84,837	95.9%	95.6%
Office	$23.12	$18.93	$33.88	$27.81	6,049	12,817	91.5%	86.4%
	$6.14	$6.69	$8.39	$9.30	94,536	97,654	95.6%	94.3%

(1) Net rent represents the contractual rent per square foot at June 30, 2017 or 2016 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at June 30, 2017 or 2016 its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at June 30, 2017 or 2016 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 63 and 73 properties as of June 30, 2017 and 2016, respectively.

The table below details the vacancy activity during the six months ended June 30, 2017:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2017	3,043,270	535,259	3,578,529
Completed development vacant space	39,410	—	39,410
Disposition vacant space	(97,474)	—	(97,474)
Expirations	10,169,233	1,227,694	11,396,927
Property structural changes/other	(4,567)	(914)	(5,481)
Leasing activity	(9,471,214)	(1,118,351)	(10,589,565)
Vacancy at June 30, 2017	3,678,658	643,688	4,322,346

Lease transaction costs per square foot (1)	$5.60	$4.35	$5.43
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the six months ended June 30, 2017, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2017 with the results of operations of the Company for the three and six months ended June 30, 2016. As a result of the varying levels of development, acquisition and disposition activities including $1.2 billion of real estate sales by the Company since January 1, 2016, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2017 to Three and Six Months Ended June 30, 2016
Rental Revenue
Rental revenue was $125.0 million for the three months ended June 30, 2017 compared to $139.1 million for the same period in 2016. This decrease of $14.1 million was primarily due to the net result of decreased rental revenue related to $1.2 billion of property dispositions since January 1, 2016, offset by increased rental revenue related to acquisitions and completed development for the same period.
Rental revenue was $248.4 million for the six months ended June 30, 2017 compared to $278.2 million for the same period in 2016. This decrease of $29.8 million was primarily due to the net result of decreased rental revenue related to $1.2 billion of property dispositions since January 1, 2016, offset by increased rental revenue related to acquisitions and completed development for the same period.
Operating Expense Reimbursement
Operating expense reimbursement was $39.9 million for the three months ended June 30, 2017 compared to $47.5 million for the same period in 2016. This decrease of $7.6 million was primarily due to lower reimbursements associated with an aggregate decrease of $9.0 million in rental property expense and real estate taxes (as detailed below).
Operating expense reimbursement was $80.4 million for the six months ended June 30, 2017 compared to $98.6 million for the same period in 2016. This decrease of $18.2 million was primarily due to lower reimbursements associated with an aggregate decrease of $19.7 million in rental property expense and real estate taxes (as detailed below).
Rental Property Expense
Rental property expense was $17.7 million for the three months ended June 30, 2017 compared to $24.7 million for the same period in 2016. This decrease of $7.0 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties, partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.

Rental property expense was $37.6 million for the six months ended June 30, 2017 compared to $53.3 million for the same period in 2016. This decrease of $15.7 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties, partially offset by increased expenses resulting from the acquisition and completed development of industrial properties.
Real Estate Taxes
Real estate taxes were $23.2 million for the three months ended June 30, 2017 compared to $25.2 million for the same period in 2016. This decrease of $2.0 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2016, offset by increased real estate taxes related to acquisitions and completed development for the same period. The decrease was also offset by higher real estate tax assessments for the Company's Same Store properties.
Real estate taxes were $46.5 million for the six months ended June 30, 2017 compared to $50.5 million for the same period in 2016. This decrease of $4.0 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2016, offset by increased real estate taxes related to acquisitions and completed development for the same period. The decrease was also offset by higher real estate tax assessments for the Company's Same Store properties.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of SNOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes to SNOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Six Months Ended		Percentage Increase (Decrease)
	June 30,				June 30,
	2017	2016			2017	2016
Carolinas/Richmond	$13,094	$11,219	16.7%	(1)	$26,077	$22,059	18.2%	(1)
Chicago/Minneapolis	10,011	11,872	(15.7%)	(2)	19,360	23,243	(16.7%)	(2)
Florida	10,003	16,741	(40.2%)	(2)	19,510	34,788	(43.9%)	(2)
Houston	7,761	8,036	(3.4%)		14,562	16,869	(13.7%)	(4)
Lehigh/Central PA	29,083	24,755	17.5%	(5)	58,661	48,957	19.8%	(5)
Philadelphia	8,475	7,981	6.2%		17,234	15,339	12.4%	(5)
Southeastern PA	8,507	14,549	(41.5%)	(3)	16,619	28,300	(41.3%)	(3)
United Kingdom	1,649	2,438	(32.4%)	(6)	3,506	4,842	(27.6%)	(6)
Other	21,935	22,953	(4.4%)		42,191	45,779	(7.8%)
Total SNOI	$110,518	$120,544	(8.3%)		$217,720	$240,176	(9.3%)

(1)	The increase was primarily due to an increase in occupancy and average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in occupancy and average gross investment in operating real estate.

(4)	The decrease was primarily due to a decrease in occupancy and increases in certain expenses.

(5)	The increase was primarily due to an increase in average gross investment in operating real estate.

(6)	The decrease was primarily due to a decrease in the foreign exchange rate.
Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average occupancy %	95.6%	95.9%	96.0%	95.8%
Average rental rate - cash basis (1)	$5.60	$6.52	$6.21	$6.18
Average rental rate - straight line rent and operating expense reimbursement (2)	$7.61	$7.49	$7.57	$7.47

(1)
Represents the average contractual rent per square foot for the three and six months ended June 30, 2017 or 2016 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent including operating expense recoveries per square foot for the three and six months ended June 30, 2017 or 2016 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Same Store properties include operating properties that had reached stabilization as of January 1, 2016 (i.e., properties owned and stabilized in both the current and prior year), and exclude properties held for redevelopment or that had been sold as of the end of the current quarter. As of June 30, 2017, there were 472 Same Store properties totaling 79.1 million square feet.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2017 and 2016. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Same Store:
Rental revenue	$109,768	$109,091	$218,907	$217,557
Operating expenses:
Rental property expense	16,642	16,511	34,838	35,795
Real estate taxes	19,221	18,296	38,100	36,528
Operating expense recovery	(35,914)	(34,072)	(72,235)	(70,503)
Unrecovered operating expenses	(51)	735	703	1,820
Property level operating income	109,819	108,356	218,204	215,737
Less straight line rent	3,472	2,761	6,679	6,424
Cash basis property level operating income	$106,347	$105,595	$211,525	$209,313
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$106,347	$105,595	$211,525	$209,313
Straight line rent	3,472	2,761	6,679	6,424
Property level operating income	109,819	108,356	218,204	215,737
Non-same store property level operating income	13,116	27,560	24,431	55,434
Termination fees (1)	976	791	1,992	1,847
Development service fee income	18,259	—	29,744	—
General and administrative expense	(15,282)	(15,629)	(32,224)	(36,619)
Depreciation and amortization expense	(45,789)	(53,545)	(91,249)	(107,623)
Development service fee expense	(17,828)	—	(28,832)	—
Interest and other income	1,928	4,992	3,804	9,590
Interest expense	(21,942)	(30,131)	(44,285)	(61,543)
Gain on property dispositions	5,895	3,832	6,702	24,353
Income taxes	(324)	(752)	(946)	(1,553)
Equity in earnings of unconsolidated joint ventures	3,990	5,583	9,721	10,497
Net income	$52,818	$51,057	$97,062	$110,120

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

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
Other income	$1,198	$2,570
General and administrative	$1,054	$2,152
General and Administrative
General and administrative expenses decreased to $15.3 million for the three months ended June 30, 2017 compared to $15.6 million for the three months ended June 30, 2016 and decreased to $32.2 million for the six months ended June 30, 2017 compared to $36.6 million for the six months ended June 30, 2016. These decreases were due to certain expenses which were classified as development service fee expense on the Company's consolidated statements of comprehensive income for the three and six months ended June 30, 2017, as described above. These decreases were also due to decreases in compensation costs associated in part with headcount reductions in connection with real estate sales during 2016. These decreases were partially offset by increases in certain non-compensation related expenses.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $45.8 million for the three months ended June 30, 2017 from $53.5 million for the three months ended June 30, 2016 and decreased to $91.2 million for the six months ended June 30, 2017 from $107.6 million for the six months ended June 30, 2016. These decreases were primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2016 offset by increased depreciation and amortization related to acquisitions and completed development for the same period. The decreases were also due to a reduction in amortization of in-place lease intangibles.
Interest Expense
Interest expense decreased to $21.9 million for the three months ended June 30, 2017 from $30.1 million for the three months ended June 30, 2016 and decreased to $44.3 million for the six months ended June 30, 2017 compared to $61.5 million for the six months ended June 30, 2016.
The decrease for the three month periods was primarily due to a decrease in average debt outstanding, which decreased to $2,725.9 million for the three months ended June 30, 2017 compared to $3,222.3 million for the three months ended June 30, 2016, as well as a decrease in the weighted average interest rate to 3.9% for the three months ended June 30, 2017 compared to 4.4% for the three months ended June 30, 2016.
The decrease for the six month periods was primarily due to a decrease in average debt outstanding, which decreased to $2,673.4 million for the six months ended June 30, 2017 compared to $3,194.8 million for the six months ended June 30, 2016, as well as a decrease in the weighted average interest rate to 4.0% for the six months ended June 30, 2017 compared to 4.4% for the six months ended June 30, 2016.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased to $4.0 million for the three months ended June 30, 2017 and $9.7 million for the six months ended June 30, 2017 compared to $5.6 million for the three months ended June 30, 2016 and $10.5 million for the six months ended June 30, 2016.  These decreases were primarily due to a decrease in gain on sale of operating properties and a decrease in gain on debt forgiveness by unconsolidated joint ventures in which the Company holds an interest. The Company's share of gain on sale of operating properties was $163,000 for the three months ended June 30, 2016 and $2.0 million for the six months ended June 30, 2016. The Company's share of debt forgiveness gains was $3.3 million for the three months ended June 30, 2016 and $4.2 million for the six months ended June 30, 2016. There were no such gains in 2017. These aggregate decreases were offset by increases in gain on the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of these gains was $1.5 million and $4.5 million for the three and six months ended June 30, 2017, respectively, compared to $312,000 and $206,000 for the three and six months ended June 30, 2016, respectively.
Other
Gain on property dispositions increased to $5.9 million for the three months ended June 30, 2017 compared to $3.8 million for the three months ended June 30, 2016 and decreased to $6.7 million for the six months ended June 30, 2017 compared to $24.4 million for the six months ended June 30, 2016. These changes resulted from the volume and composition of sales in 2017 as compared to 2016.
As a result of the foregoing, the Company’s net income increased to $52.8 million for the three months ended June 30, 2017 from $51.1 million for the three months ended June 30, 2016 and decreased to $97.1 million for the six months ended June 30, 2017 from $110.1 million for the six months ended June 30, 2016.
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

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are related to the Company's Credit Facility (defined below). As of June 30, 2017, the Company was in compliance with all financial covenants.
Activity
As of June 30, 2017, the Company had cash and cash equivalents of $32.9 million, including $18.1 million in restricted cash.
Net cash provided by operating activities decreased to $177.8 million for the six months ended June 30, 2017 from $181.0 million for the six months ended June 30, 2016. This $3.2 million decrease was primarily due to a reduction in cash provided by operating activities associated with the properties sold during 2016 and the first half of 2017 offset by the operating activities of the acquisition and completed development properties for the same periods. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities increased to $248.1 million for the six months ended June 30, 2017 from $114.5 million for the six months ended June 30, 2016. This $133.6 million increase in cash used was primarily due to less cash from dispositions in 2017 as compared to 2016.
Net cash provided by financing activities was $40.4 million for the six months ended June 30, 2017 compared to net cash used in financing activities of $70.4 million for the six months ended June 30, 2016. This $110.8 million change was primarily due to a reduction in share repurchases and debt activity associated with the disposition and other investment activity during the respective periods. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.
The Company is a party to a credit facility with a maximum availability of $800 million (the "Credit Facility"). It matures in March 2018 and has two six-month extensions at the Company's option. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's Investor Services, Inc., Standard and Poor's Ratings Group and Fitch, Inc. Based upon the Company’s current credit ratings, borrowings under the Credit Facility bear interest at LIBOR plus 105 basis points. There is also a 20 basis point annual facility fee on the current borrowing capacity. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. As of June 30, 2017, the Company had $177.0 million in outstanding borrowings and $7.7 million of letters of credit issued under the Credit Facility.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2017, the Company’s debt to gross assets ratio was 38.2% and for the six months ended June 30, 2017, the fixed charge coverage ratio was 4.0x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments).
As of June 30, 2017, $271.9 million in mortgage loans (including $97.6 million fixed via a swap arrangement - see Note 13 to the Company's financial statements) and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 4.0%. The interest rates on $2.6 billion of mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 3.0% to 6.4%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.2 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facility and the related weighted average interest rates as of June 30, 2017 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2017 (remaining)	$3,919	$—	$—	$—	$3,919	4.94%
2018	6,565	26,995	—	177,000	210,560	2.50%
2019	6,504	50,043	—	—	56,547	4.02%
2020	3,539	67,361	350,000	—	420,900	4.93%
2021	2,504	65,009	—	—	67,513	4.06%
2022	2,172	—	400,000	—	402,172	4.13%
2023	2,281	—	300,000	—	302,281	3.39%
2024	2,395	—	450,000	—	452,395	4.40%
2025	2,503	—	400,000	—	402,503	3.76%
2026 and thereafter	22,294	1,946	400,000	—	424,240	3.34%
Subtotal	$54,676	$211,354	$2,300,000	$177,000	$2,743,030	3.91%
Reconciling items (1)	5,821	—	(18,350)	—	(12,529)
Total for consolidated balance sheet	$60,497	$211,354	$2,281,650	$177,000	$2,730,501

(1)	Includes deferred financing costs, premium/discount and market adjustments.

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

NAREIT Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$51,411	$49,627	$94,443	$107,181
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,295	2,262	4,620	4,938
Depreciation and amortization	45,343	53,142	90,421	106,894
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	—	(153)	—	(1,993)
Gain on property dispositions / impairment - real estate assets	(2,108)	(3,832)	(2,915)	(24,353)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(1,065)	(1,213)	(2,155)	(2,017)
NAREIT Funds from operations available to common shareholders – basic	$95,876	$99,833	$184,414	$190,650
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	1,065	1,213	2,155	2,017
Noncontrolling interest less preferred share distributions	1,232	1,199	2,263	2,590
NAREIT Funds from operations available to common shareholders – diluted	$98,173	$102,245	$188,832	$195,257
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.65	$0.68	$1.26	$1.31
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.65	$0.68	$1.25	$1.30
Reconciliation of weighted average shares:
Weighted average common shares	146,688	145,995	146,602	146,002
Dilutive shares for long term compensation plans	820	740	753	620
Diluted shares for net income	147,508	146,735	147,355	146,622
Weighted average common units	3,528	3,539	3,528	3,539
Diluted shares for NAREIT Funds from operations	151,036	150,274	150,883	150,161

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of June 30, 2017.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

4.1
Seventh Supplemental Indenture, dated as of April 27, 2017, between Liberty Property Limited Partnership and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (Commission File No. 333-217495) of Liberty Property Trust and Liberty Property Limited Partnership

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 3, 2017
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	August 3, 2017
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	August 3, 2017
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	August 3, 2017
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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