Form 10-Q
period 2017-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2017-11-03
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 2, 2017, 147,418,013 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2017. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2017

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets of Liberty Property Trust at September 30, 2017 and December 31, 2016	5

	Consolidated statements of comprehensive income of Liberty Property Trust for the three months ended September 30, 2017 and September 30, 2016	6

	Consolidated statements of comprehensive income of Liberty Property Trust for the nine months ended September 30, 2017 and September 30, 2016	7

	Consolidated statement of equity of Liberty Property Trust for the nine months ended September 30, 2017	8

	Consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2017 and September 30, 2016	9

	Consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2017 and December 31, 2016	10

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the three months ended September 30, 2017 and September 30, 2016	11

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the nine months ended September 30, 2017 and September 30, 2016	12

	Consolidated statement of owners' equity of Liberty Property Limited Partnership for the nine months ended September 30, 2017	13

	Consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2017 and September 30, 2016	14

	Notes to consolidated financial statements of the Company	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Index		Page

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures for Liberty Property Trust		42

Signatures for Liberty Property Limited Partnership		43

Exhibit Index		44

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	September 30, 2017	December 31, 2016
ASSETS
Real estate:
Land and land improvements	$1,081,447	$1,094,470
Building and improvements	4,539,552	4,501,921
Less accumulated depreciation	(1,015,786)	(940,115)
Operating real estate	4,605,213	4,656,276
Development in progress	395,089	267,450
Land held for development	331,340	336,569
Net real estate	5,331,642	5,260,295
Cash and cash equivalents	47,666	43,642
Restricted cash	16,824	12,383
Accounts receivable, net	13,258	13,994
Deferred rent receivable, net	123,718	109,245
Deferred financing and leasing costs, net of accumulated amortization (September 30, 2017, $168,173; December 31, 2016, $152,309)	154,147	153,393
Investments in and advances to unconsolidated joint ventures	283,803	245,078
Assets held for sale	177,549	4,548
Prepaid expenses and other assets	161,067	150,235
Total assets	$6,309,674	$5,992,813
LIABILITIES
Mortgage loans, net	$269,380	$276,650
Unsecured notes, net	2,282,828	2,280,286
Credit facility	295,000	—
Accounts payable	78,384	65,914
Accrued interest	34,707	21,878
Dividend and distributions payable	60,131	71,501
Other liabilities	209,710	206,124
Total liabilities	3,230,140	2,922,353
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of September 30, 2017 and December 31, 2016	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,399,264 and 146,993,018 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	147	147
Additional paid-in capital	3,671,758	3,655,910
Accumulated other comprehensive loss	(39,741)	(56,031)
Distributions in excess of net income	(619,350)	(596,635)
Total Liberty Property Trust shareholders’ equity	3,012,814	3,003,391
Noncontrolling interest – operating partnership
3,528,281 and 3,530,031 common units outstanding as of September 30, 2017 and December 31, 2016, respectively	54,525	54,631
Noncontrolling interest – consolidated joint ventures	4,658	4,901
Total equity	3,071,997	3,062,923
Total liabilities, noncontrolling interest - operating partnership and equity	$6,309,674	$5,992,813

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2017	September 30, 2016
OPERATING REVENUE
Rental	$129,356	$140,697
Operating expense reimbursement	40,121	50,160
Development service fee income	24,176	—
Total operating revenue	193,653	190,857
OPERATING EXPENSE
Rental property	18,941	26,496
Real estate taxes	23,258	25,968
General and administrative	11,910	15,379
Expensed pursuit costs	4,772	772
Depreciation and amortization	46,582	46,920
Development service fee expense	23,665	—
Impairment charges - real estate assets	9,650	—
Total operating expense	138,778	115,535
Operating income	54,875	75,322
OTHER INCOME (EXPENSE)
Interest and other income	1,781	3,153
Loss on debt extinguishment	—	(3,494)
Interest expense	(23,060)	(29,528)
Total other income (expense)	(21,279)	(29,869)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	33,596	45,453
Gain on property dispositions	23,840	1,318
Income taxes	(582)	(80)
Equity in earnings of unconsolidated joint ventures	4,305	9,043
Net income	61,159	55,734
Noncontrolling interest – operating partnership	(1,545)	(1,424)
Noncontrolling interest – consolidated joint ventures	(75)	(57)
Net income available to common shareholders	$59,539	$54,253

Net income	$61,159	$55,734
Other comprehensive income (loss) - foreign currency translation	5,634	(4,407)
Other comprehensive income - derivative instruments	91	663
Other comprehensive income (loss)	5,725	(3,744)
Total comprehensive income	66,884	51,990
Less: comprehensive income attributable to noncontrolling interest	(1,754)	(1,393)
Comprehensive income attributable to common shareholders	$65,130	$50,597
Earnings per common share
Income per common share – basic	$0.41	$0.37
Income per common share – diluted	$0.40	$0.37
Distributions per common share	$0.40	$0.475
Weighted average number of common shares outstanding
Basic	146,811	146,215
Diluted	147,596	147,107
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2017	September 30, 2016
OPERATING REVENUE
Rental	$377,706	$418,896
Operating expense reimbursement	120,523	148,757
Development service fee income	53,920	—
Total operating revenue	552,149	567,653
OPERATING EXPENSE
Rental property	56,541	79,752
Real estate taxes	69,783	76,490
General and administrative	43,949	51,888
Expensed pursuit costs	4,957	882
Depreciation and amortization	137,831	154,543
Development service fee expense	52,497	—
Impairment charges - real estate assets	9,650	—
Total operating expense	375,208	363,555
Operating income	176,941	204,098
OTHER INCOME (EXPENSE)
Interest and other income	5,585	12,743
Loss on debt extinguishment	—	(3,494)
Interest expense	(67,345)	(91,071)
Total other income (expense)	(61,760)	(81,822)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	115,181	122,276
Gain on property dispositions	30,542	25,671
Income taxes	(1,528)	(1,633)
Equity in earnings of unconsolidated joint ventures	14,026	19,540
Net income	158,221	165,854
Noncontrolling interest – operating partnership	(4,044)	(4,250)
Noncontrolling interest – consolidated joint ventures	(195)	(170)
Net income available to common shareholders	$153,982	$161,434

Net income	$158,221	$165,854
Other comprehensive income (loss) - foreign currency translation	16,314	(23,003)
Other comprehensive income (loss) - derivative instruments	366	(1,132)
Other comprehensive income (loss)	16,680	(24,135)
Total comprehensive income	174,901	141,719
Less: comprehensive income attributable to noncontrolling interest	(4,629)	(3,851)
Comprehensive income attributable to common shareholders	$170,272	$137,868
Earnings per common share
Income per common share – basic	$1.05	$1.10
Income per common share – diluted	$1.04	$1.10
Distributions per common share	$1.20	$1.425
Weighted average number of common shares outstanding
Basic	146,678	146,121
Diluted	147,430	146,788
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2017	146,993,018	$147	$3,655,910	$(56,031)	$(596,635)	$3,003,391	$54,631	$4,901	$3,062,923	$7,537
Net proceeds from the issuance of common shares	404,496	—	7,356	—	—	7,356	—	—	7,356	—
Net income	—	—	—	—	153,982	153,982	3,690	195	157,867	354
Distributions	—	—	—	—	(176,697)	(176,697)	(4,159)	(438)	(181,294)	(354)
Share-based compensation net of shares related to tax withholdings	—	—	8,465	—	—	8,465	—	—	8,465	—
Other comprehensive income - foreign currency translation	—	—	—	15,932	—	15,932	382	—	16,314	—
Other comprehensive income - derivative instruments	—	—	—	358	—	358	8	—	366	—
Redemption of noncontrolling interests – common units	1,750	—	27	—	—	27	(27)	—	—	—
Balance at September 30, 2017	147,399,264	$147	$3,671,758	$(39,741)	$(619,350)	$3,012,814	$54,525	$4,658	$3,071,997	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES
Net income	$158,221	$165,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,389	156,562
Amortization of deferred financing costs	2,811	3,068
Expensed pursuit costs	4,957	882
Impairment charges - real estate assets	9,650	—
Loss on debt extinguishment	—	3,494
Equity in earnings of unconsolidated joint ventures	(14,026)	(19,540)
Gain on property dispositions	(30,542)	(25,671)
Share-based compensation	12,467	17,673
Other	(2,547)	(5,326)
Changes in operating assets and liabilities:
Restricted cash	(3,330)	4,059
Accounts receivable	1,976	(4,980)
Deferred rent receivable	(15,360)	(12,948)
Prepaid expenses and other assets	(28,115)	(23,054)
Accounts payable	13,249	21,343
Accrued interest	12,829	12,800
Other liabilities	(42)	(2,561)
Net cash provided by operating activities	261,587	291,655
INVESTING ACTIVITIES
Investment in properties – acquisitions	(62,327)	(9,278)
Investment in properties – other	(39,719)	(44,017)
Investments in and advances to unconsolidated joint ventures	(41,154)	(50,460)
Distributions from unconsolidated joint ventures	17,089	49,372
Net proceeds from disposition of properties/land	56,474	142,808
Investment in development in progress	(189,282)	(259,193)
Investment in land held for development	(93,813)	(70,809)
Payment of deferred leasing costs	(28,424)	(22,306)
Other	24,096	4,874
Net cash used in investing activities	(357,060)	(259,009)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	7,356	11,967
Share repurchases, including shares related to tax withholdings	(4,879)	(45,728)
Proceeds from unsecured notes	—	396,648
Repayments of unsecured notes including prepayment premium	—	(303,673)
Repayments of mortgage loans	(5,974)	(25,260)
Proceeds from credit facility	486,000	466,300
Repayments on credit facility	(191,000)	(305,300)
Payment of deferred financing costs	(22)	(2,600)
Distribution paid on common shares	(187,625)	(209,428)
Distribution to partners/noncontrolling interest holders	(5,450)	(5,690)
Net cash provided by (used in) financing activities	98,406	(22,764)
Net increase in cash and cash equivalents	2,933	9,882
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,091	(2,945)
Cash and cash equivalents at beginning of period	43,642	35,353
Cash and cash equivalents at end of period	$47,666	$42,290

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	September 30, 2017	December 31, 2016
ASSETS
Real estate:
Land and land improvements	$1,081,447	$1,094,470
Building and improvements	4,539,552	4,501,921
Less accumulated depreciation	(1,015,786)	(940,115)
Operating real estate	4,605,213	4,656,276
Development in progress	395,089	267,450
Land held for development	331,340	336,569
Net real estate	5,331,642	5,260,295
Cash and cash equivalents	47,666	43,642
Restricted cash	16,824	12,383
Accounts receivable, net	13,258	13,994
Deferred rent receivable, net	123,718	109,245
Deferred financing and leasing costs, net of accumulated amortization (September 30, 2017, $168,173; December 31, 2016, $152,309)	154,147	153,393
Investments in and advances to unconsolidated joint ventures	283,803	245,078
Assets held for sale	177,549	4,548
Prepaid expenses and other assets	161,067	150,235
Total assets	$6,309,674	$5,992,813
LIABILITIES
Mortgage loans, net	$269,380	$276,650
Unsecured notes, net	2,282,828	2,280,286
Credit facility	295,000	—
Accounts payable	78,384	65,914
Accrued interest	34,707	21,878
Distributions payable	60,131	71,501
Other liabilities	209,710	206,124
Total liabilities	3,230,140	2,922,353
Limited partners’ equity - 301,483 preferred units outstanding as of September 30, 2017, and December 31, 2016	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,399,264 and 146,993,018 common units outstanding as of September 30, 2017 and December 31, 2016, respectively	3,012,814	3,003,391
Limited partners’ equity – 3,528,281 and 3,530,031 common units outstanding as of September 30, 2017 and December 31, 2016, respectively	54,525	54,631
Noncontrolling interest – consolidated joint ventures	4,658	4,901
Total owners’ equity	3,071,997	3,062,923
Total liabilities, limited partners’ equity and owners’ equity	$6,309,674	$5,992,813

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2017	September 30, 2016
OPERATING REVENUE
Rental	$129,356	$140,697
Operating expense reimbursement	40,121	50,160
Development service fee income	24,176	—
Total operating revenue	193,653	190,857
OPERATING EXPENSE
Rental property	18,941	26,496
Real estate taxes	23,258	25,968
General and administrative	11,910	15,379
Expensed pursuit costs	4,772	772
Depreciation and amortization	46,582	46,920
Development service fee expense	23,665	—
Impairment charges - real estate assets	9,650	—
Total operating expense	138,778	115,535
Operating income	54,875	75,322
OTHER INCOME (EXPENSE)
Interest and other income	1,781	3,153
Loss on debt extinguishment	—	(3,494)
Interest expense	(23,060)	(29,528)
Total other income (expense)	(21,279)	(29,869)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	33,596	45,453
Gain on property dispositions	23,840	1,318
Income taxes	(582)	(80)
Equity in earnings of unconsolidated joint ventures	4,305	9,043
Net income	61,159	55,734
Noncontrolling interest – consolidated joint ventures	(75)	(57)
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$60,966	$55,559
Net income	$61,159	$55,734
Other comprehensive income (loss) - foreign currency translation	5,634	(4,407)
Other comprehensive income - derivative instruments	91	663
Other comprehensive income (loss)	5,725	(3,744)
Total comprehensive income	$66,884	$51,990
Earnings per common unit
Income per common unit - basic	$0.41	$0.37
Income per common unit - diluted	$0.40	$0.37
Distributions per common unit	$0.40	$0.475
Weighted average number of common units outstanding
Basic	150,339	149,751
Diluted	151,124	150,643
Net income allocated to general partners	$59,539	$54,253
Net income allocated to limited partners	$1,545	$1,424

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2017	September 30, 2016
OPERATING REVENUE
Rental	$377,706	$418,896
Operating expense reimbursement	120,523	148,757
Development service fee income	53,920	—
Total operating revenue	552,149	567,653
OPERATING EXPENSE
Rental property	56,541	79,752
Real estate taxes	69,783	76,490
General and administrative	43,949	51,888
Expensed pursuit costs	4,957	882
Depreciation and amortization	137,831	154,543
Development service fee expense	52,497	—
Impairment charges - real estate assets	9,650	—
Total operating expense	375,208	363,555
Operating income	176,941	204,098
OTHER INCOME (EXPENSE)
Interest and other income	5,585	12,743
Loss on debt extinguishment	—	(3,494)
Interest expense	(67,345)	(91,071)
Total other income (expense)	(61,760)	(81,822)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	115,181	122,276
Gain on property dispositions	30,542	25,671
Income taxes	(1,528)	(1,633)
Equity in earnings of unconsolidated joint ventures	14,026	19,540
Net income	158,221	165,854
Noncontrolling interest – consolidated joint ventures	(195)	(170)
Preferred unit distributions	(354)	(354)
Income available to common unitholders	$157,672	$165,330
Net income	$158,221	$165,854
Other comprehensive income (loss) - foreign currency translation	16,314	(23,003)
Other comprehensive income (loss) - derivative instruments	366	(1,132)
Other comprehensive income (loss)	16,680	(24,135)
Total comprehensive income	$174,901	$141,719
Earnings per common unit
Income per common unit - basic	$1.05	$1.10
Income per common unit - diluted	$1.04	$1.10
Distributions per common unit	$1.20	$1.425
Weighted average number of common units outstanding
Basic	150,206	149,659
Diluted	150,958	150,326
Net income allocated to general partners	$153,982	$161,434
Net income allocated to limited partners	$4,044	$4,250

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2017	146,993,018	3,530,031	$3,003,391	$54,631	$4,901	$3,062,923	$7,537
Contributions from partners	404,496	—	15,821	—	—	15,821	—
Distributions to partners	—	—	(176,697)	(4,159)	(438)	(181,294)	(354)
Other comprehensive income - foreign currency translation	—	—	15,932	382	—	16,314	—
Other comprehensive income - derivative instruments	—	—	358	8	—	366	—
Net income	—	—	153,982	3,690	195	157,867	354
Redemption of limited partners common units for common shares	1,750	(1,750)	27	(27)	—	—	—
Balance at September 30, 2017	147,399,264	3,528,281	$3,012,814	$54,525	$4,658	$3,071,997	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES
Net income	$158,221	$165,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,389	156,562
Amortization of deferred financing costs	2,811	3,068
Expensed pursuit costs	4,957	882
Impairment charges - real estate assets	9,650	—
Loss on debt extinguishment	—	3,494
Equity in earnings of unconsolidated joint ventures	(14,026)	(19,540)
Gain on property dispositions	(30,542)	(25,671)
Noncash compensation	12,467	17,673
Other	(2,547)	(5,326)
Changes in operating assets and liabilities:
Restricted cash	(3,330)	4,059
Accounts receivable	1,976	(4,980)
Deferred rent receivable	(15,360)	(12,948)
Prepaid expenses and other assets	(28,115)	(23,054)
Accounts payable	13,249	21,343
Accrued interest	12,829	12,800
Other liabilities	(42)	(2,561)
Net cash provided by operating activities	261,587	291,655
INVESTING ACTIVITIES
Investment in properties – acquisitions	(62,327)	(9,278)
Investment in properties – other	(39,719)	(44,017)
Investments in and advances to unconsolidated joint ventures	(41,154)	(50,460)
Distributions from unconsolidated joint ventures	17,089	49,372
Net proceeds from disposition of properties/land	56,474	142,808
Investment in development in progress	(189,282)	(259,193)
Investment in land held for development	(93,813)	(70,809)
Payment of deferred leasing costs	(28,424)	(22,306)
Other	24,096	4,874
Net cash used in investing activities	(357,060)	(259,009)
FINANCING ACTIVITIES
Proceeds from unsecured notes	—	396,648
Repayments of unsecured notes including prepayment premium	—	(303,673)
Repayments of mortgage loans	(5,974)	(25,260)
Proceeds from credit facility	486,000	466,300
Repayments on credit facility	(191,000)	(305,300)
Payment of deferred financing costs	(22)	(2,600)
Capital contributions	7,356	11,967
Distributions to partners/noncontrolling interests	(197,954)	(260,846)
Net cash provided by (used in) financing activities	98,406	(22,764)
Net increase in cash and cash equivalents	2,933	9,882
Increase (decrease) in cash and cash equivalents related to foreign currency translation	1,091	(2,945)
Cash and cash equivalents at beginning of period	43,642	35,353
Cash and cash equivalents at end of period	$47,666	$42,290

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2017. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $17.6 million and $18.7 million as of September 30, 2017 and December 31, 2016, respectively.
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

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Other income	$1,219	$3,789
General and administrative	$1,058	$3,210
In the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires the Company to reclassify shares withheld for tax withholding purposes on share-based compensation awards from operating activities to financing activities. As a result of the adoption, a $4.8 million cash outflow has been reclassified in the September 30, 2016 consolidated statement of cash flows from operating activities to financing activities.

In the third quarter of 2017, the Company began to separately classify expensed pursuit costs (see Note 7) in the Consolidated Statements of Comprehensive Income. These costs, which were reclassed retrospectively for all periods, were formerly classified as general and administrative expense.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance (except revenue in the scope of other accounting standards, including standards related to leasing). Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2017-13, Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (collectively, the “New Revenue Standards”). The Company must adopt the New Revenue Standards effective January 1, 2018.
The New Revenue Standards clarify the required factors that an entity must consider when recognizing revenue and require additional disclosures concerning contracts with customers, judgments concerning revenue recognition, and assets recognized for the costs to obtain or fulfill a contract. The Company continues to evaluate the New Revenue Standards by analyzing certain revenue streams. The Company concluded that there are no revenue streams from its lease agreements that are covered by the New Revenue Standards with the exception of non-lease components as further discussed. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases goes into effect on January 1, 2019, the Company believes that the New Revenue Standards will apply to components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), which could affect the recognition pattern for such revenue. The Company continues to evaluate the qualitative and quantitative disclosure requirements of the New Revenue Standards. The Company does not expect the New Revenue Standards to have a material impact on the measurement and recognition of gains and losses on the sale of properties. The Company is in the process of evaluating any impact on the amount and timing of recognizing its development service fee income, which is currently accounted for under the percentage of completion method based on applicable costs incurred and estimated to be incurred. The Company continues to assess the impact from adopting the New Revenue Standards on its business processes, financial reporting disclosures, and internal controls over financial reporting (“ICFR”).
Significant assessment and implementation matters to be addressed prior to adopting the New Revenue Standards include completing a review of certain customer contracts, determining the impact the new accounting standard will have on the Company’s financial statements and related disclosures, and updating, through the completion of the implementation, the Company’s business processes, systems, and controls required to comply with the New Revenue Standards. Upon completion of the Company’s implementation plan and evaluation of the remaining revenue contracts, the Company will adopt additional controls around ICFR and its business processes for any new and existing revenue arrangements. The Company is on target to complete its assessment of the New Revenue Standards and the impact on the Company’s financial statements and related disclosures as of January 1, 2018. Although the Company is still completing its analysis of the impact from adopting the New Revenue Standards, the Company does not anticipate the impact to be material and, as a result, the Company plans to adopt the New Revenue Standards using the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. For leases in which the Company is the lessor, the standard requires that the lease and non-lease components of the lease agreement should be separated. Revenue related to the lease component of the contract will be recognized on a straight-line basis, while revenue related to the non-lease component will be recognized under the provisions of the New Revenue Standards. For lease agreements longer than one year in which the Company is the lessee, the Company will measure the present value of the future lease payments and recognize a right-of-use asset and corresponding lease liability on its balance sheet. In addition, the new standard states that only direct leasing costs may be capitalized. The Company is evaluating the impact ASU 2016-02 will have on its financial position and results of operations.
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

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sale, of nonfinancial assets to noncustomers. ASU 2017-05 is effective for the Company beginning January 1, 2018. Early adoption is permitted but the standard is required to be adopted concurrently with the New Revenue Standards. The Company is evaluating the impact ASU 2017-05 will have on the Company's financial position and results of operations.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 is designed to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for the Company beginning January 1, 2019. Early adoption is permitted using a modified retrospective transition method. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company is evaluating the impact ASU 2017-12 will have on the Company's financial position and results of operations.
Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2017			September 30, 2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$59,539	146,811	$0.41	$54,253	146,215	$0.37
Dilutive shares for long-term compensation plans	—	785		—	892
Net income available to common shareholders - diluted	$59,539	147,596	$0.40	$54,253	147,107	$0.37

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Net income available to common shareholders - basic	$153,982	146,678	$1.05	$161,434	146,121	$1.10
Dilutive shares for long-term compensation plans	—	752		—	667
Net income available to common shareholders - diluted	$153,982	147,430	$1.04	$161,434	146,788	$1.10

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2017 as compared to 160,000 and 762,000, respectively, for the same periods in 2016.

During the three and nine months ended September 30, 2017, 79,000 and 167,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2016, 369,000 common shares were issued upon the exercise of options.
Share Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three or nine months ended September 30, 2017.
Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2017			September 30, 2016
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Net income - net of noncontrolling interest - consolidated joint ventures	$61,084			$55,677
Less: Preferred unit distributions	(118)			(118)
Net income available to common unitholders - basic	$60,966	150,339	$0.41	$55,559	149,751	$0.37
Dilutive units for long-term compensation plans	—	785		—	892
Net income available to common unitholders - diluted	$60,966	151,124	$0.40	$55,559	150,643	$0.37

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Net income - net of noncontrolling interest - consolidated joint ventures	$158,026			$165,684
Less: Preferred unit distributions	(354)			(354)
Net income available to common unitholders - basic	157,672	150,206	$1.05	165,330	149,659	$1.10
Dilutive units for long-term compensation plans	—	752		—	667
Net income available to common unitholders - diluted	$157,672	150,958	$1.04	$165,330	150,326	$1.10

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2017 as compared to 160,000 and 762,000, respectively, for the same periods in 2016.
During the three and nine months ended September 30, 2017, 79,000 and 167,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2016, 369,000 common units were issued upon the exercise of options.

Share Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three or nine months ended September 30, 2017.
Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the nine months ended September 30,
	2017	2016
Foreign Currency Translation:
Beginning balance	$(56,767)	$(22,023)
Translation adjustment	16,314	(23,003)
Ending balance	(40,453)	(45,026)

Derivative Instruments:
Beginning balance	(455)	(865)
Unrealized gain (loss)	(25)	(1,955)
Reclassification adjustment (1)	391	823
Ending balance	(89)	(1,997)
Total accumulated other comprehensive loss	(40,542)	(47,023)
Less: portion included in noncontrolling interest – operating partnership	801	951
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(39,741)	$(46,072)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
Information on the operating properties and land parcels the Company acquired during the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)
Carolinas/Richmond	—	—	—	$—	—	11	—	$1,242
Lehigh/Central PA	—	—	—	—	—	95	—	17,798
United Kingdom	—	—	—	—	—	35	—	12,550
Other:
Arizona	—	—	—	—	—	6	—	1,327
Atlanta	—	—	—	—	—	80	—	2,867
DC Metro	—	—	—	—	—	10	—	504
New Jersey	2	—	205,116	25,599	2	17	205,116	29,301
Southern California	1	—	149,275	16,650	2	—	249,855	35,760
	3	—	354,391	$42,249	4	254	454,971	$101,349

Information on the operating properties and land parcels the Company sold or conveyed during the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)
Chicago/Minneapolis	2	—	104,994	$5,817	3	—	136,110	$8,917
Florida	—	5	—	10,620	—	16	—	13,256
Houston	—	19	—	2,275	—	26	—	4,270
Philadelphia	—	—	—	—	—	2	—	6,904
Southeastern PA	1	—	28,495	2,765	3	3	123,908	11,815
Other	—	—	—	—	—	6	—	3,739
	3	24	133,489	$21,477	6	53	260,018	$48,901

During the three months ended September 30, 2017, a contingency related to a 2015 portfolio sale was settled and the Company recognized a deferred gain in the accompanying statements of comprehensive income in the amount of $14.3 million.

Pursuant to a purchase option contained in its lease agreement, a tenant exercised its option to purchase, for an aggregate purchase price of $249.0 million, two industrial buildings totaling 1.7 million square feet and 44 acres of land held for development with a total carrying value of $176.4 million. These properties and land are located in the Company's Lehigh/Central PA reportable segment. As of September 30, 2017 these assets and liabilities were classified as held for sale on the Company's consolidated balance sheet.

Additionally, the Company classified 9 acres of land held for development with a total carrying value of $1.1 million as assets held for sale due to an anticipated condemnation conveyance. The disposition is anticipated to occur in 2018. This land is located in the Company's Chicago-Minneapolis reportable segment.
Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. During the nine months ended September 30, 2017, the Company realigned its reportable segments as follows:

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
The Company evaluates the performance of its reportable segments based on segment net operating income (“SNOI”). SNOI is defined as net operating income (rental revenue and operating expense reimbursements less rental property and real estate tax expenses) less amortization of lease transaction costs and other operating expenses which relate directly to the management and operation of the assets within each reportable segment.
The Company's accounting policies for the segments are the same as those used in the Company's consolidated financial statements. There are no material inter-segment transactions.

The operating information by reportable segment is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Operating revenue
Carolinas/Richmond	$18,910	$17,292	$55,192	$49,226
Chicago/Minneapolis	16,147	23,417	47,789	66,848
Florida	15,072	28,115	43,802	85,230
Houston	15,167	14,870	44,720	43,840
Lehigh/Central PA	40,698	34,157	122,048	102,182
Philadelphia	11,137	10,513	33,501	31,253
Southeastern PA	15,422	24,563	45,165	74,789
United Kingdom	3,773	3,275	10,204	10,352
Other	33,288	34,831	95,826	104,274
Segment-level operating revenue	169,614	191,033	498,247	567,994

Reconciliation to total operating revenues
Development service fee income	24,176	—	53,920	—
Other	(137)	(176)	(18)	(341)
Total operating revenue	$193,653	$190,857	$552,149	$567,653

SNOI
Carolinas/Richmond	$13,621	$12,198	$39,698	$34,257
Chicago/Minneapolis	9,554	12,519	28,913	35,761
Florida	10,176	18,340	29,686	53,129
Houston	8,701	7,989	23,263	24,858
Lehigh/Central PA	29,995	24,982	88,656	73,939
Philadelphia	8,743	7,750	25,987	23,089
Southeastern PA	9,246	16,244	25,866	44,544
United Kingdom	1,781	2,031	5,288	6,871
Other	21,901	23,201	64,089	68,980
SNOI	113,718	125,254	331,446	365,428

Reconciliation to net income
Interest expense	(23,060)	(29,528)	(67,345)	(91,071)
Loss on debt extinguishment	—	(3,494)	—	(3,494)
Depreciation/amortization expense (1)	(33,521)	(34,896)	(99,829)	(113,855)
Impairment charges - real estate assets	(9,650)	—	(9,650)	—
Gain on property dispositions	23,840	1,318	30,542	25,671
Equity in earnings of unconsolidated joint ventures	4,305	9,043	14,026	19,540
General and administrative expense (1)	(8,104)	(10,406)	(31,230)	(33,910)
Expensed pursuit costs	(4,772)	(772)	(4,957)	(882)
Income taxes (1)	(64)	17	(240)	(1,203)
Other	(1,533)	(802)	(4,542)	(370)
Net income	$61,159	$55,734	$158,221	$165,854

(1)	Excludes costs which are included in determining SNOI.

The Company's total assets by reportable segment as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Carolinas/Richmond	$518,279	$503,920
Chicago/Minnesota	611,656	616,298
Florida	518,169	514,431
Houston	514,622	530,438
Lehigh/Central PA	1,372,896	1,311,815
Philadelphia	651,108	557,510
Southeastern PA	256,378	262,155
United Kingdom	233,657	189,766
Other	1,563,244	1,403,431
Segment-level total assets	6,240,009	5,889,764
Corporate Other	69,665	103,049
Total assets	$6,309,674	$5,992,813

Note 7: Accounting for the Impairment of Long-Lived Assets and Fee Development Contracts
Impairment Charges - Real Estate Assets
The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. During the three and nine months ended September 30, 2017 the Company recognized $9.7 million in impairment charges which related to the Company's Houston reportable segment. There were no impairment charges recognized during the three or nine months ended September 30, 2016. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820. These measurements have occurred as circumstances arise, and the resulting estimates of fair value are not necessarily reflective of measurements at the period’s end. The Company has applied reasonable additional estimates and judgments in evaluating each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at September 30, 2017. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.

Fee Development Contracts
From time to time, the Company enters into contracts to develop properties on a fee basis for joint ventures in which the Company holds an interest or for unrelated third parties. In these cases the Company typically agrees to be responsible for all aspects of the development of the project (and, in certain instances, related infrastructure) and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of cost overruns incurred in the development of the project. If the Company encounters construction delays or unexpected costs in the development of these projects or is otherwise unable to recover the costs it incurs, the resulting unrecovered costs and potential payments to customers could generate losses that would adversely affect the Company's cash flow and net income. On a quarterly basis, the Company applies reasonable estimates and judgments to assess whether or not it is necessary to accrue any estimated future losses with respect to such contracts. There were no such losses recognized during the three or nine months ended September 30, 2017 or 2016. Should external or internal circumstances change requiring the Company to adjust the estimated future cash flows from these development contracts or that suggest that such development contracts may result in a loss, the Company could be required to record losses in the future.

Expensed Pursuit Costs
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions and construction costs. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a future development by the Company is no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to pursuit costs of  $4.8 million and $5.0 million for the three and nine months ended September 30, 2017 and $772,000 and $882,000 for the three and nine months ended September 30, 2016. These costs are included in expensed pursuit costs on the accompanying Consolidated Statements of Comprehensive Income.

Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of September 30, 2017 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at September 30, 2017 was $144.9 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of September 30, 2017 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units at September 30, 2017 based on the closing price of the common shares of the Trust at September 30, 2017 was $144.9 million.
Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of September 30, 2017, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Note 11: Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures, provides guidance on the fair value measurement of a financial asset or liability. Inputs used to develop fair value are classified in one of three categories: Level 1 inputs (quoted prices (unadjusted) in active markets for identical assets or liabilities), Level 2 inputs (inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly) and Level 3 inputs (unobservable inputs for the asset or liability).
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2017 and December 31, 2016. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of September 30, 2017 and December 31, 2016. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2016 and September 30, 2017 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2016	$276,650	$286,684	$2,280,286	$2,340,762
As of September 30, 2017	$269,380	$281,671	$2,282,828	$2,379,014
Note 12: Unconsolidated Joint Ventures
Cambridge Medipark Ltd
During the three and nine months ended September 30, 2017 and 2016, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $1.3 million and $5.8 million, respectively, for the three and nine months ended September 30, 2017 compared to $3.3 million and $3.5 million, respectively, for the same periods in 2016.
Liberty Property 19th & Arch LP
During the three months ended September 30, 2017, Liberty Property 19th & Arch LP (a joint venture in which the Company holds a 20% interest) acquired one redevelopment property containing 48,031 square feet of leaseable space for a purchase price of $15.0 million.
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $96.9 million and $98.9 million at September 30, 2017 and December 31, 2016, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss)	$19	$415	$(7)	$(1,928)
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(75)	$(264)	$(391)	$(823)
Amount of (loss) gain related to the ineffective portion recognized in interest expense	$(8)	$7	$5	$(71)

The fair value of the Swaps in the amounts of $3.1 million and $4.9 million as of September 30, 2017 and December 31, 2016, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $3.1 million as of September 30, 2017.
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of September 30, 2017, were as follows (in thousands):

Year	Amount
2017 (remaining)	$443
2018	1,767
2019	1,767
2020	1,767
2021	1,767
2022 and thereafter	34,905
Total	$42,416

Operating ground lease expense for the three and nine months ended September 30, 2017 was $313,000 and $936,000, respectively, as compared to $241,000 and $734,000, respectively, for the same periods in 2016.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of September 30, 2017 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements.
Other
As of September 30, 2017, the Company had letter of credit obligations of $6.3 million.
As of September 30, 2017, the Company had 24 buildings under development. These buildings are expected to contain, when completed, a total of 5.9 million square feet of leasable space and represent an anticipated aggregate investment of $560.8 million. At September 30, 2017, development in progress totaled $395.1 million. In addition, as of September 30, 2017, the Company had invested $14.4 million in deferred leasing costs related to these development buildings.
As of September 30, 2017, the Company was committed to $8.3 million in improvements on certain buildings and land parcels.
As of September 30, 2017, the Company was committed to $35.6 million in future land acquisitions. The Company expects to complete these purchases during the year ended December 31, 2017.
As of September 30, 2017, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $26.7 million.
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
The Company is currently developing four properties for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $976.9 million.
As of September 30, 2017, the Company was also committed to approximately $170.1 million in costs related to its agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey. As of September 30, 2017, $71.8 million of these costs had been incurred.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 15: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	2017	2016
Write-off of fully depreciated/amortized property and deferred costs	$26,609	$26,349
Write-off of depreciated/amortized property and deferred costs due to sale	$13,127	$34,513
Write-off of costs related to early debt extinguishment	$—	$109
Redemption of noncontrolling interests - common units	$27	$132
Unrealized gain (loss) on cash flow hedge	$366	$(1,132)
Changes in accrued development capital expenditures	$18,255	$(7,522)
Capitalized equity-based compensation	$877	$980

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
Note 16: Subsequent Events

Credit Facility

In October 2017, the Company replaced its existing $800 million credit facility which was set to mature in March 2018 with a new $900 million unsecured credit facility. The new facility includes a revolving credit facility for aggregate borrowings up to $800 million (the "Revolving Credit Facility") and a delayed draw term loan facility aggregating up to $100 million. It matures in October 2021 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the Revolving Credit Facility bear interest at LIBOR plus 87.5 basis points and bear interest at LIBOR plus 95 basis points for delayed draw term loans. There is also a 15 basis point annual facility fee. The Revolving Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the Revolving Credit Facility. The financial and other covenants under the new facility are similar to our previous credit facility. The Company expects to incur approximately $5.1 million of debt issuance costs associated with the new facility.

Agreement of Sale

On October 2, 2017 the Company entered into an agreement to sell 14 office properties totaling 641,000 square feet of leasable space for $75.4 million. The properties are in the Southeastern PA segment. The sale is currently anticipated to close in 2017, subject to the satisfaction of certain closing conditions.
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
As of September 30, 2017, the Company owned and operated 453 industrial and 50 office properties (the “Wholly Owned Properties in Operation”) totaling 87.0 million square feet. In addition, as of September 30, 2017, the Company owned 24 properties under development, which when completed are expected to comprise 5.9 million square feet (the “Wholly Owned Properties under Development”). The Company owned 10 properties held for redevelopment (the "Wholly Owned Properties held for Redevelopment") totaling 1.0 million square feet. The Company also owned 1,659 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2017, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 17 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 1.8 million square feet and a 217-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development"), one property held for redevelopment totaling 48,000 square feet (the "JV Property held for Redevelopment" and, collectively with the Wholly Owned Properties Held for Redevelopment, the "Properties held for Redevelopment," and, collectively with the Properties in Operation and Properties under Development, the "Properties") and 347 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company currently expects its strategy with respect to product and market selection to continue to favor industrial properties and markets with strong demographic and economic fundamentals and, to a lesser extent, metro-office properties. The Company also believes that long-term trends indicate potential erosion in the value of certain suburban office properties. Accordingly, the Company has continued to increase its investment in industrial properties and markets with strong demographic and economic fundamentals, and has continued to decrease its investment in suburban office properties. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties. The Company believes that this strategy has resulted in an improvement in the average quality and geographic location of the Company’s properties. The Company believes that the benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that has resulted from the disposition of the suburban office assets. There can be no assurance, however, that the benefits of the Company's strategy will be realized.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the nine months ended September 30, 2017, straight line rents on renewal and replacement leases were on average 13.7% higher than rents on expiring leases. During the nine months ended September 30, 2017, the Company leased 19.1 million square feet and, as of that date, attained occupancy of 96.2% for the Wholly Owned Properties in Operation and 93.9% for the JV Properties in Operation for a combined occupancy of 95.9% for the Properties in Operation. At December 31, 2016, occupancy for the Wholly Owned Properties in Operation was 96.4% and for the JV Properties in Operation was 95.9% for a combined occupancy for the Properties in Operation of 96.4%.
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
The Company anticipates that there will not be a material effect on earnings in the fourth quarter due to the recent hurricanes in the Company's Houston and Florida reportable segments.
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

Wholly Owned Capital Activity
Acquisitions
During the three months ended September 30, 2017, the Company acquired three properties for a purchase price of $42.2 million. These properties, which contain 354,000 square feet of leaseable space, were 100% occupied as of September 30, 2017.
During the nine months ended September 30, 2017, the Company acquired four properties for a purchase price of $61.4 million. These properties, which contain 455,000 square feet of leaseable space, were 77.9% occupied as of September 30, 2017.
During the nine months ended September 30, 2017, the Company acquired nine parcels of land containing 254 acres of land for an aggregate purchase price of $40.0 million.
Dispositions
During the three months ended September 30, 2017, the Company realized proceeds of $21.5 million from the sale of three properties totaling 133,000 square feet and 24 acres of land. During the nine months ended September 30, 2017, the Company realized proceeds of $48.9 million from the sale of six properties totaling 260,000 square feet and 53 acres of land.
Development
During the three months ended September 30, 2017, the Company brought into service six Wholly Owned Properties under Development representing 995,000 square feet and a Total Investment of $98.7 million. During the three months ended September 30, 2017, the Company initiated three Wholly Owned Properties under Development with a projected Total Investment of $29.4 million.
During the nine months ended September 30, 2017, the Company brought into service 11 Wholly Owned Properties under Development representing 1.9 million square feet and a Total Investment of $180.2 million. During the nine months ended September 30, 2017, the Company initiated nine Wholly Owned Properties under Development with a projected Total Investment of $188.9 million.
As of September 30, 2017, the Company had 24 Wholly Owned Properties under Development with a projected Total Investment of $560.8 million. These Wholly Owned Properties under Development were 42.1% pre-leased as of September 30, 2017.
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
Acquisitions/Dispositions
During the three months and nine months ended September 30, 2017, an unconsolidated joint venture in which the Company holds a 20% interest acquired one redevelopment property for a purchase price of $15.0 million. This property, which contains 48,000 square feet of leaseable space, was 100% occupied as of September 30, 2017.
None of the unconsolidated joint ventures in which the Company holds an interest sold any operating properties or land parcels during the three or nine months ended September 30, 2017. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the three months ended September 30, 2017, none of the unconsolidated joint ventures in which the Company holds an interest initiated any JV Properties under Development. During the nine months ended September 30, 2017, an unconsolidated joint venture in which the Company holds an interest initiated one JV Property under Development with a projected Total Investment of $11.9 million.
As of September 30, 2017, unconsolidated joint ventures in which the Company holds an interest had four JV Properties under Development which are expected to comprise, upon completion, 1.8 million square feet and a 217-room Four Seasons Hotel and are expected to represent a Total Investment by the joint ventures of $976.9 million. These JV Properties under Development were 82.7% pre-leased as of September 30, 2017.

Included in these totals are unconsolidated joint ventures in which the Company holds a 20% interest that are developing the Comcast Technology Center, which is expected to comprise, upon completion, 1.3 million square feet and the aforementioned hotel and is expected to represent a Total Investment by the joint ventures of $944.5 million. The Comcast Technology Center will be delivered in stages. During the three months ended September 30, 2017, the office joint venture brought into service 725,000 square feet representing an investment of $396.5 million.

Properties in Operation
The composition of the Company’s Properties in Operation as of September 30, 2017 and 2016 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		Straight Line Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet Occupied		Percent Occupied
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Wholly Owned Properties in Operation:
Industrial	$5.11	$4.99	$6.75	$6.61	79,729	76,357	96.6%	96.7%
Office	$18.87	$15.97	$27.24	$24.61	4,012	10,311	89.6%	85.5%
	$5.77	$6.29	$7.74	$8.75	83,741	86,668	96.2%	95.3%
JV Properties in Operation: (3)
Industrial	$4.55	$4.39	$6.11	$6.02	10,200	10,213	93.9%	97.4%
Office	$33.35	$32.64	$45.66	$43.93	2,063	2,111	94.0%	96.2%
	$9.40	$9.23	$12.76	$12.51	12,263	12,324	93.9%	97.2%
Properties in Operation:
Industrial	$5.05	$4.92	$6.68	$6.54	89,929	86,570	96.3%	96.8%
Office	$23.79	$18.80	$33.50	$27.90	6,075	12,422	91.0%	87.2%
	$6.23	$6.66	$8.38	$9.22	96,004	98,992	95.9%	95.5%

(1) Net rent represents the contractual rent per square foot at September 30, 2017 or 2016 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at September 30, 2017 or 2016 its rent would equal zero for the purposes of this metric.
(2) Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot at September 30, 2017 or 2016 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 63 and 61 properties as of September 30, 2017 and 2016, respectively.

The table below details the vacancy activity during the nine months ended September 30, 2017:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2017	3,043,270	535,259	3,578,529
Acquisition vacant space	46	—	46
Completed development vacant space	494,660	—	494,660
Disposition vacant space	(125,969)	—	(125,969)
Expirations	14,579,011	1,794,106	16,373,117
Property structural changes/other	(6,456)	(674)	(7,130)
Leasing activity	(14,709,420)	(1,532,905)	(16,242,325)
Vacancy at September 30, 2017	3,275,142	795,786	4,070,928

Lease transaction costs per square foot (1)	$3.10	$3.72	$3.16
(1) Transaction costs include tenant improvement and lease transaction costs.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates,” “estimates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate business generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the continued repositioning of the Company's portfolio, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, risks related to properties developed by the Company on a fee basis, risks associated with tax abatement, tax credit programs, or other government incentives, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation and the potential adverse impact of market interest rates on the market price for the Company's securities, and other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment charges - real estate assets, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the nine months ended September 30, 2017, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2017 with the results of operations of the Company for the three and nine months ended September 30, 2016. As a result of the varying levels of development, acquisition and disposition activities including $1.2 billion of real estate sales by the Company since January 1, 2016, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three and Nine Months Ended September 30, 2017 to Three and Nine Months Ended September 30, 2016
Rental Revenue
Rental revenue was $129.4 million for the three months ended September 30, 2017 compared to $140.7 million for the same period in 2016. This decrease of $11.3 million was primarily due to the net result of decreased rental revenue related to $1.2 billion of property dispositions since January 1, 2016, offset by increased rental revenue related to acquisitions and completed development for the same period.
Rental revenue was $377.7 million for the nine months ended September 30, 2017 compared to $418.9 million for the same period in 2016. This decrease of $41.2 million was primarily due to the net result of decreased rental revenue related to $1.2 billion of property dispositions since January 1, 2016, offset by increased rental revenue related to acquisitions and completed development for the same period.
Operating Expense Reimbursement
Operating expense reimbursement was $40.1 million for the three months ended September 30, 2017 compared to $50.2 million for the same period in 2016. This decrease of $10.1 million was primarily due to lower reimbursements associated with an aggregate decrease of $10.3 million in rental property expense and real estate taxes (as detailed below).
Operating expense reimbursement was $120.5 million for the nine months ended September 30, 2017 compared to $148.8 million for the same period in 2016. This decrease of $28.3 million was primarily due to lower reimbursements associated with an aggregate decrease of $30.0 million in rental property expense and real estate taxes (as detailed below).
Rental Property Expense
Rental property expense was $18.9 million for the three months ended September 30, 2017 compared to $26.5 million for the same period in 2016. This decrease of $7.6 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties, partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Rental property expense was $56.5 million for the nine months ended September 30, 2017 compared to $79.8 million for the same period in 2016. This decrease of $23.3 million was primarily due to a reduction in expense associated with the sale of suburban office and high finish flex properties, partially offset by increased expenses resulting from the acquisition and completed development of industrial properties.
Real Estate Taxes
Real estate taxes were $23.3 million for the three months ended September 30, 2017 compared to $26.0 million for the same period in 2016. This decrease of $2.7 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2016, offset by increased real estate taxes related to acquisitions and completed development for the same period.
Real estate taxes were $69.8 million for the nine months ended September 30, 2017 compared to $76.5 million for the same period in 2016. This decrease of $6.7 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2016, offset by increased real estate taxes related to acquisitions and completed development for the same period. The decrease was also offset by higher real estate tax assessments for the Company's Same Store properties.

Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of SNOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to net income). The following table identifies changes to SNOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Nine Months Ended		Percentage Increase (Decrease)
	September 30,				September 30,
	2017	2016			2017	2016
Carolinas/Richmond	$13,621	$12,198	11.7%	(1)	$39,698	$34,257	15.9%	(4)
Chicago/Minneapolis	9,554	12,519	(23.7%)	(2)	28,913	35,761	(19.1%)	(2)
Florida	10,176	18,340	(44.5%)	(2)	29,686	53,129	(44.1%)	(2)
Houston	8,701	7,989	8.9%		23,263	24,858	(6.4%)
Lehigh/Central PA	29,995	24,982	20.1%	(1)	88,656	73,939	19.9%	(1)
Philadelphia	8,743	7,750	12.8%	(1)	25,987	23,089	12.6%	(1)
Southeastern PA	9,246	16,244	(43.1%)	(2)	25,866	44,544	(41.9%)	(2)
United Kingdom	1,781	2,031	(12.3%)	(3)	5,288	6,871	(23.0%)	(5)
Other	21,901	23,201	(5.6%)		64,089	68,980	(7.1%)
Total SNOI	$113,718	$125,254	(9.2%)		$331,446	$365,428	(9.3%)

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in occupancy.

(4)	The increase was primarily due to an increase in occupancy and average gross investment in operating real estate.

(5)	The decrease was primarily due to a decrease in occupancy and in the foreign exchange rate.
Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average occupancy %	96.5%	96.8%	96.2%	96.1%
Average rental rate - cash basis (1)	$5.67	$5.56	$5.62	$5.54
Average rental rate - straight line rent and operating expense reimbursement (2)	$7.63	$7.48	$7.58	$7.47

(1)
Represents the average contractual rent per square foot for the three and nine months ended September 30, 2017 or 2016 for tenants in occupancy in Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent including operating expense recoveries per square foot for the three and nine months ended September 30, 2017 or 2016 for tenants in occupancy in the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Same Store properties include operating properties that had reached stabilization as of January 1, 2016 (i.e., properties owned and stabilized in both the current and prior year), and exclude properties held for redevelopment or that had been sold as of the end of the current quarter. As of September 30, 2017, there were 469 Same Store properties totaling 78.9 million square feet.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2017 and 2016. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Same Store results, along with

NAREIT Funds from operations (see “Liquidity and Capital Resources” below), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Same Store:
Rental revenue	$112,042	$109,793	$330,695	$327,103
Operating expenses:
Rental property expense	16,440	17,102	51,167	52,749
Real estate taxes	18,925	19,181	56,906	55,591
Operating expense recovery	(35,452)	(35,776)	(107,535)	(106,133)
Unrecovered operating expenses	(87)	507	538	2,207
Property level operating income	112,129	109,286	330,157	324,896
Less straight line rent	2,708	3,039	9,392	9,451
Cash basis property level operating income	$109,421	$106,247	$320,765	$315,445
Reconciliation of non-GAAP financial measure – Same Store:
Cash basis property level operating income	$109,421	$106,247	$320,765	$315,445
Straight line rent	2,708	3,039	9,392	9,451
Property level operating income	112,129	109,286	330,157	324,896
Non-same store property level operating income	13,678	28,471	38,284	84,032
Termination fees (1)	1,471	636	3,464	2,483
Development service fee income	24,176	—	53,920	—
General and administrative expense	(11,910)	(15,379)	(43,949)	(51,888)
Expensed pursuit costs	(4,772)	(772)	(4,957)	(882)
Depreciation and amortization expense	(46,582)	(46,920)	(137,831)	(154,543)
Development service fee expense	(23,665)	—	(52,497)	—
Impairment charges - real estate assets	(9,650)	—	(9,650)	—
Interest and other income	1,781	3,153	5,585	12,743
Loss on debt extinguishment	—	(3,494)	—	(3,494)
Interest expense	(23,060)	(29,528)	(67,345)	(91,071)
Gain on property dispositions	23,840	1,318	30,542	25,671
Income taxes	(582)	(80)	(1,528)	(1,633)
Equity in earnings of unconsolidated joint ventures	4,305	9,043	14,026	19,540
Net income	$61,159	$55,734	$158,221	$165,854

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

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Other income	$1,219	$3,789
General and administrative	$1,058	$3,210
General and Administrative
General and administrative expenses decreased to $11.9 million for the three months ended September 30, 2017 compared to $15.4 million for the three months ended September 30, 2016 and decreased to $43.9 million for the nine months ended September 30, 2017 compared to $51.9 million for the nine months ended September 30, 2016. These decreases were due to certain expenses which were classified as development service fee expense on the Company's consolidated statements of comprehensive income for the three and nine months ended September 30, 2017, as described above. These decreases were also due to decreases in compensation costs associated in part with headcount reductions in connection with real estate sales during 2016 as well as a recovery of certain legal costs during the three and nine months ended September 30, 2017.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Expensed Pursuit Costs
Expensed pursuit costs increased to $4.8 million for the three months ended September 30, 2017 compared to $0.8 million for the three months ended September 30, 2016 and increased to $5.0 million for the nine months ended September 30, 2017 compared to $0.9 million for the nine months ended September 30, 2016. These increases were primarily due to the write-off of costs associated with certain planned development projects which were terminated.
Depreciation and Amortization
Depreciation and amortization decreased to $46.6 million for the three months ended September 30, 2017 from $46.9 million for the three months ended September 30, 2016 and decreased to $137.8 million for the nine months ended September 30, 2017 from $154.5 million for the nine months ended September 30, 2016. These decreases were primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2016 offset by increased depreciation and amortization related to acquisitions and completed development for the same period, as well as a reduction in amortization of in-place lease intangibles.
Interest Expense
Interest expense decreased to $23.1 million for the three months ended September 30, 2017 from $29.5 million for the three months ended September 30, 2016 and decreased to $67.3 million for the nine months ended September 30, 2017 compared to $91.1 million for the nine months ended September 30, 2016.
The decrease for the three month periods was primarily due to a decrease in average debt outstanding, which decreased to $2,796.7 million for the three months ended September 30, 2017 compared to $3,190.1 million for the three months ended September 30, 2016, as well as a decrease in the weighted average interest rate to 3.9% for the three months ended September 30, 2017 compared to 4.2% for the three months ended September 30, 2016. These amounts were offset by the decrease in capitalized interest, which totaled $5.2 million for the three months ended September 30, 2017 compared to $7.1 million for the three months ended September 30, 2016.
The decrease for the nine month periods was primarily due to a decrease in average debt outstanding, which decreased to $2,714.5 million for the nine months ended September 30, 2017 compared to $3,193.2 million for the nine months ended September 30, 2016, as well as a decrease in the weighted average interest rate to 3.9% for the nine months ended September 30, 2017 compared to 4.3% for the nine months ended September 30, 2016. These amounts were offset by the decrease in capitalized interest, which totaled $16.1 million for the nine months ended September 30, 2017 compared to $18.4 million for the nine months ended September 30, 2016.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased to $4.3 million for the three months ended September 30, 2017 and $14.0 million for the nine months ended September 30, 2017 compared to $9.0 million for the three months ended September 30, 2016 and $19.5 million for the nine months ended September 30, 2016.  These decreases were primarily due to a decrease in gain on sale of operating properties and a decrease in gain on debt forgiveness by unconsolidated joint ventures in which the Company holds an interest. The Company's share of gain on sale of operating properties was $5.0 million for the three months ended September 30, 2016 and $7.0 million for the nine months ended September 30, 2016. The Company's share of debt forgiveness gains was $4.2 million for the nine months ended September 30, 2016. There were no such gains in 2017.
Equity in earnings of unconsolidated joint ventures was also impacted by changes in the gain on the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of these gains was $1.3 million and $5.8 million for the three and nine months ended September 30, 2017, respectively, compared to $3.3 million and $3.5 million for the three and nine months ended September 30, 2016, respectively.
Other
Gain on property dispositions increased to $23.8 million for the three months ended September 30, 2017 compared to $1.3 million for the three months ended September 30, 2016 and increased to $30.5 million for the nine months ended September 30, 2017 compared to $25.7 million for the nine months ended September 30, 2016. These changes resulted from the volume and composition of sales in 2017 as compared to 2016.
As a result of the foregoing, the Company’s net income increased to $61.2 million for the three months ended September 30, 2017 from $55.7 million for the three months ended September 30, 2016 and decreased to $158.2 million for the nine months ended September 30, 2017 from $165.9 million for the nine months ended September 30, 2016.
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

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are related to the Company's Credit Facility (defined below). As of September 30, 2017, the Company was in compliance with all financial covenants.
Activity
As of September 30, 2017, the Company had cash and cash equivalents of $64.5 million, including $16.8 million in restricted cash.
Net cash provided by operating activities decreased to $261.6 million for the nine months ended September 30, 2017 from $291.7 million for the nine months ended September 30, 2016. This $30.1 million decrease was primarily due to a reduction in cash provided by operating activities associated with the properties sold during 2016 and the first nine months of 2017 offset by the operating activities of the acquisition and completed development properties for the same periods. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities increased to $357.1 million for the nine months ended September 30, 2017 from $259.0 million for the nine months ended September 30, 2016. This $98.1 million increase in cash used was primarily due to less cash from dispositions and more cash used for acquisitions, offset by a decrease in cash used in development activities in 2017 as compared to 2016.
Net cash provided by financing activities was $98.4 million for the nine months ended September 30, 2017 compared to net cash used in financing activities of $22.8 million for the nine months ended September 30, 2016. This $121.2 million change was primarily due to a reduction in share repurchases and debt activity associated with the investment activity during the respective periods. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.

In October 2017, the Company replaced its existing $800 million credit facility (the "Former Credit Facility"), which was set to mature in March 2018, with a new $900 million unsecured credit facility. The new facility (the "Credit Facility") includes a revolving credit facility for borrowings up to $800 million and a delayed draw term loan facility aggregating up to $100 million. It matures in October 2021 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 87.5 basis points for revolving loans and 95 basis points for delayed draw term loans. There is also a 15 basis point annual facility fee on the current borrowing capacity. The credit facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. As of September 30, 2017, the Company had $295.0 million in outstanding borrowings and $6.3 million of letters of credit issued under the Former Credit Facility.

In October 2017, the Company also entered into a new $30 million unsecured working capital revolving credit facility on terms substantially consistent with the new unsecured revolving credit facility discussed above.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2017, the Company’s debt to gross assets ratio was 38.8% and for the nine months ended September 30, 2017, the fixed charge coverage ratio was 4.0x. Debt to gross assets equals total long-term debt and borrowings under the Former Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments).
As of September 30, 2017, $263.9 million in mortgage loans (including $96.9 million fixed via a swap arrangement - see Note 13 to the Company's financial statements) and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 4.0%. The interest rates on $2.6 billion of mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 3.0% to 6.4%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.0 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Former Credit Facility and the related weighted average interest rates as of September 30, 2017 are as follows (in thousands, except percentages):

							Weighted
	Mortgages			Former			Average
	Principal	Principal	Unsecured	Credit			Interest
	Amortization	Maturities	Notes	Facility		Total	Rate
2017 (remaining)	$1,821	$—	$—	$—		$1,821	4.85%
2018	6,565	26,995	—	295,000	(1)	328,560	2.51%
2019	6,504	50,043	—	—		56,547	4.02%
2020	3,539	67,361	350,000	—		420,900	4.93%
2021	2,504	65,009	—	—		67,513	4.06%
2022	2,172	—	400,000	—		402,172	4.13%
2023	2,281	—	300,000	—		302,281	3.39%
2024	2,395	—	450,000	—		452,395	4.40%
2025	2,503	—	400,000	—		402,503	3.76%
2026 and thereafter	22,294	1,946	400,000	—		424,240	3.34%
Subtotal	$52,578	$211,354	$2,300,000	$295,000		$2,858,932	3.85%
Reconciling items (2)	5,448	—	(17,172)	—		(11,724)
Total for consolidated balance sheet	$58,026	$211,354	$2,282,828	$295,000		$2,847,208

(1)	Replaced in October 2017 with a new credit facility due October 2021.

(2)	Includes deferred financing costs, premium/discount and market adjustments.

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
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's existing sources of capital include the public debt and equity markets, proceeds from secured financing of properties, proceeds from property dispositions (including properties held for sale and/or under contract as described in notes 5 and 16 to the financial statements), equity capital from joint venture partners and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time.
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

NAREIT Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$59,539	$54,253	$153,982	$161,434
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,577	3,768	7,197	8,706
Depreciation and amortization	46,195	46,577	136,616	153,471
Gain on property dispositions / impairment - depreciable real estate assets of unconsolidated joint ventures	—	(4,994)	—	(6,987)
Gain on property dispositions / impairment - depreciable real estate assets	(10,491)	(1,318)	(13,406)	(25,671)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment charges - real estate assets	(896)	(1,035)	(3,051)	(3,052)
NAREIT Funds from operations available to common shareholders – basic	$96,924	$97,251	$281,338	$287,901
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment charges - real estate assets	896	1,035	3,051	3,052
Noncontrolling interest less preferred share distributions	1,427	1,306	3,690	3,896
NAREIT Funds from operations available to common shareholders – diluted	$99,247	$99,592	$288,079	$294,849
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.66	$0.67	$1.92	$1.97
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.66	$0.66	$1.91	$1.96
Reconciliation of weighted average shares:
Weighted average common shares	146,811	146,215	146,678	146,121
Dilutive shares for long term compensation plans	785	892	752	667
Diluted shares for net income	147,596	147,107	147,430	146,788
Weighted average common units	3,528	3,536	3,528	3,538
Diluted shares for NAREIT Funds from operations	151,124	150,643	150,958	150,326

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2017.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 3, 2017
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	November 3, 2017
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	November 3, 2017
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	November 3, 2017
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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