Form 10-K
period 2017-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2018-03-01
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $5.9 billion, based upon the closing price of $40.71 on the New York Stock Exchange composite tape on June 30, 2017. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an "affiliate" for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 26, 2018: 147,460,813
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2018 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2017 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2017. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"), which was founded in 1972. As of December 31, 2017, the Company owned and operated 461 industrial and 48 office properties (the "Wholly Owned Properties in Operation") totaling 87.3 million square feet. In addition, as of December 31, 2017, the Company owned 20 properties under development, which when completed are expected to comprise 5.6 million square feet (the "Wholly Owned Properties under Development"). The Company owned 10 properties held for redevelopment (the "Wholly Owned Properties held for Redevelopment") totaling 1.0 million square feet and 1,563 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2017, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 18 office properties totaling 14.3 million square feet (the "JV Properties in Operation" and, together with the Wholly Owned Properties in Operation, the "Properties in Operation"), three properties under development, which when completed are expected to comprise 552,000 square feet and a 217-room Four Seasons Hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development", one property held for redevelopment, totaling 48,000 square feet (the "JV Property Held for Redevelopment" and, collectively with the Wholly Owned Properties held for Redevelopment, the "Properties Held for Redevelopment" and, collectively with the Properties in Operation and the Properties under Development, the "Properties"), and 347 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company's office Properties consist of metro-office buildings and multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Properties are located in prime business locations within established business communities. The Company’s strategy with respect to product and market selection favors industrial properties and markets with strong demographic and economic fundamentals, and to a lesser extent, metro-office properties. The Company also believes that long-term trends generally indicate potential erosion in the value of certain suburban office properties. Accordingly, the Company announced a strategic shift whereby it plans to divest of its remaining suburban office properties, and to reinvest those proceeds in acquisitions in targeted industrial markets and new development. Additionally, from time to time, the Company develops properties on a fee basis for unrelated third parties or joint ventures in which the Company holds an interest. In these cases the Company typically agrees to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment of certain cost overruns incurred in the development of the project.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2017. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the "Common Shares"). As of December 31, 2017, the Common Units held by the limited partners were exchangeable for 3.5 million Common Shares. The ownership of the holders of Common Units is reflected on the Trust's financial statements as “noncontrolling interest- operating partnership” as a component of total equity. The ownership of the holders of Common Units not owned by the Trust is reflected on the Operating Partnership's financial statements as “limited partners' equity” as a component of total owners' equity.
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
Management and Employees
As of February 23, 2018, the Company's 295 employees operated under the direction of 16 senior executives, who have been affiliated with the Company and the Predecessor for an average of 20 years. The Company and the Predecessor have developed and managed commercial real estate for the past 45 years. The Company maintains an in-house leasing and property management staff which the Company believes enables it to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. In certain circumstances the Company also engages and directs the activities of third party property managers and leasing agents.
Segments and Markets
At December 31, 2017, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:
•Carolinas/Richmond;
•Chicago/Minneapolis;
•Florida;
•Houston;
•Lehigh/Central PA;
•Philadelphia;
•Southeastern PA; and
•United Kingdom.
Certain other segments are aggregated into an "Other" category which includes the reportable segments: Arizona; Atlanta; Cincinnati/Columbus/Indianapolis; Dallas; DC Metro; New Jersey; Southern California.
Business Objective and Strategies for Growth
The Company's business objective is to maximize long-term profitability for its shareholders by operating as a leader in commercial real estate through the ownership, management, development and acquisition of superior industrial and, to a lesser extent, office properties. The Company intends to achieve this objective by owning and operating industrial properties nationally and owning and operating office properties in focused metro-office markets (primarily, metropolitan Philadelphia). The Company believes that pursuing this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, access to capital and the ability to attract and retain personnel. The Company also strives to provide an exceptional and positive tenant experience. The Company is committed to developing and owning high-performing sustainable buildings and operating an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a high quality provider of two products: industrial and office. The Company's strategy with respect to product and market selection generally favors industrial properties and markets with strong demographic and economic fundamentals, and to a lesser extent, metro-office properties. However, consistent with the Company's strategy and market opportunities, the Company may pursue industrial and office products other than those noted above. In addition, the Company also develops properties on a fee basis for unrelated third parties or unconsolidated joint ventures in which the Company has an interest.
Markets
The Company owns and operates industrial properties nationally and owns and operates office properties in focused metro-office markets. Additionally, the Company owns certain assets in the United Kingdom. Generally, the Company seeks to have a presence in each market sufficient for the Company to compete effectively in that market. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of current and new markets and market conditions.

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
The Company has utilized the U.S. Green Building Council's LEED rating system and the U.S. Department of Energy's ENERGY STAR system to drive energy efficiency and sustainable construction across its buildings and operations. As of December 31, 2017, either directly or through equity interests in unconsolidated joint ventures, the Company owns or has under construction 90 LEED buildings and has one building in the United Kingdom constructed under the international BREEAM standards. The Company has 44 ENERGY STAR-certified buildings and pursues energy and water efficient performance in the Properties in Operation. It is the Company's intention to obtain LEED or UK equivalent accreditation for all of its development properties.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.
Wholly Owned Properties
Development
The Company's development investment strategy focuses primarily on the development of high-quality industrial properties within its existing markets and, to a lesser extent, office properties in metropolitan Philadelphia. When the Company's marketing efforts identify opportunities, the Company will consider pursuing such opportunities outside of the Company's established markets. The Company and its Predecessor have developed over 85 million square feet of commercial real estate during the past 45 years. The Company's development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% pre-leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2017, the Company brought into service 17 wholly owned inventory projects totaling 2.9 million square feet and representing an aggregate Total Investment of $259.0 million. As of December 31, 2017, these completed development properties were 83.7% leased.
As of December 31, 2017, the Company had 20 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 5.6 million square feet and are expected to represent a Total Investment of $526.7 million. These Wholly Owned Properties under Development were 50.2% pre-leased as of December 31, 2017. The scheduled deliveries of the 5.6 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	SQUARE FEET			PERCENT PRE-LEASED	TOTAL
SCHEDULED IN-SERVICE DATE	INDUSTRIAL	OFFICE	TOTAL	DECEMBER 31, 2017	INVESTMENT
1st Quarter, 2018	101	236	337	100.0%	$71,386
2nd Quarter, 2018	1,790	175	1,965	95.6%	195,706
3rd Quarter, 2018	881	—	881	56.6%	65,934
4th Quarter, 2018	1,100	—	1,100	—%	84,085
1st Quarter, 2019	546	—	546	21.1%	51,722
2nd Quarter, 2019	201	—	201	—%	24,132
3rd Quarter, 2019	600	—	600	—%	33,746
TOTAL	5,219	411	5,630	50.2%	$526,711

“Total Investment” for a Property Under Development is defined as the sum of the land costs and the costs of land improvements, building and building improvements, lease transaction costs, and where appropriate, other development costs and carrying costs.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land provides a competitive advantage for future development activities. As of December 31, 2017, the Company owned 1,563 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, approximately 18.1 million square feet. The Company's investment in land held for development as of December 31, 2017 was $330.7 million.
Through a development agreement with Philadelphia Industrial Development Corporation, the Company has development rights for 135 acres of land located at the Navy Yard in Philadelphia. The Company estimates that these 135 acres would support, as and when developed, approximately 2.4 million square feet.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders. The site has planning consent and available land for approximately 1.35 million square feet of commercial space of which approximately 1.0 million square feet had been built as of December 31, 2017. During 2015, the Company obtained planning consent for a further 635 homes at Kings Hill, taking the total consent to 3,486 homes of which 2,836 had been sold as of December 31, 2017.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategy. The Company executes its acquisition strategy by purchasing properties that the Company believes will create shareholder value over the long-term.
During the year ended December 31, 2017, the Company acquired eight operating properties for a purchase price of $256.4 million. These properties contain 1.9 million square feet and were 94.6% leased as of December 31, 2017. The Company also acquired nine parcels of land totaling 253 acres for an aggregate purchase price of $40.0 million.
The Company disposes of properties and land held for development that no longer fit within the Company's strategic plan, or with respect to which the Company believes it can optimize cash proceeds. The Company may also, from time to time, sell properties to its tenants pursuant to purchase options contained in their leases. During the year ended December 31, 2017, the Company sold 10 Wholly Owned Properties containing an aggregate of 2.3 million square feet as well as 113 acres of land for aggregate proceeds of $367.3 million.

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
As of December 31, 2017, the Company had investments in and advances to unconsolidated joint ventures totaling $288.5 million (see Note 7 to the Company's Consolidated Financial Statements).
Development
During the year ended December 31, 2017, an unconsolidated joint venture in which the Company held an interest brought into service a build to suit project totaling 154,000 square feet and representing a Total Investment of $11.6 million. As of December 31, 2017, this completed development property was 100.0% leased. As of December 31, 2017, the Company had one JV Property under Development, which is expected to comprise, upon completion, 302,000 square feet and is expected to represent a Total Investment of $21.1 million. This JV Property under Development was not pre-leased as of December 31, 2017.
In addition, joint ventures in which the Company held an interest continued the development of the Comcast Technology Center. During the year ended December 31, 2017, 1.1 million square feet of office space representing a Total Investment by the joint ventures of $599.6 million was brought into service. The remaining 250,000 square feet of office space and the 217-room Four Seasons hotel representing a Total Investment by the joint ventures of $354.1 million was included as JV Properties under Development as of December 31, 2017.
As of December 31, 2017, unconsolidated joint ventures in which the Company held an interest owned 347 acres of land held for development. Substantially all of the land held for development and the land related to the leasehold interest is zoned for commercial use and is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings and leasehold interest would support, as and when developed, approximately 6.3 million square feet.
Acquisitions/Dispositions
During the year ended December 31, 2017, an unconsolidated joint venture in which the Company held a 20% interest acquired one redevelopment property that contained 48,000 square feet for a purchase price of $15.0 million and was 100% leased.
During the year ended December 31, 2017, none of the unconsolidated joint ventures in which the Company holds an interest sold any operating properties or land parcels.

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
Our cash flow from operations depends on our ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various factors and events over which we have limited control, such as:

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
As previously reported, and as further summarized below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we undertook several significant transactions in recent years, consistent with our strategy to favor industrial properties and markets with strong demographic and economic fundamentals and, to a lesser extent, metro-office properties. We also believe that long-term trends indicate potential erosion in certain suburban office properties. Accordingly, we announced a strategic shift whereby we expect to substantially divest of our remaining suburban office properties, and reinvest those proceeds in acquisitions in targeted industrial markets and new development.
While management believes that this strategy will be in the best long-term interests of the Company and its shareholders,  in the near term, this strategy will be dilutive to operating cash flow and we cannot assure you that this strategy will produce the intended benefit, or when, if ever, those intended benefits will be achieved.   This strategy poses certain risks, including without limitation the following:

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

We develop properties, from time to time, on a fee basis for joint ventures in which we hold an interest or for unrelated third parties, in addition to developing properties to be wholly owned in our own portfolio. In these cases we typically agree to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of cost overruns incurred in the development of the project. For example, in addition to the Comcast Technology Center project discussed below, in 2016 we entered into an agreement to develop a corporate headquarters office building for American Water Works, Inc. in Camden, New Jersey for an estimated total building cost of $145.1 million, plus overall project infrastructure in the amount of $28.0 million. If we encounter construction delays or unexpected costs in the development of these projects or other similar projects, the resulting additional costs incurred and potential payments to the customer would adversely affect our cash flow and net income.
Our development of Comcast Technology Center exposes us to certain risks.
In 2014, the Company entered into two joint ventures with Comcast Corporation for the purpose of developing and owning the Comcast Technology Center located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building will include 1.3 million square feet of leasable office space and a 217-room Four Seasons Hotel.   Projected costs for this development, exclusive of tenant-funded interior improvements, are anticipated to be approximately $953.7 million. The Company's investment in the project is expected to be approximately $190.7 million with 20% ownership interests in both joint ventures. The two joint ventures have engaged the Company as the developer of the project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the project. To mitigate this risk, the Company entered into guaranteed maximum price contracts with a third party contractor to construct the project. Comcast Corporation has entered into a lease for 100% of the office space in the building.

Development of a project such as the Comcast Technology Center is subject to the general development and construction risks noted above.  Those risks are magnified by the size of the project, and include construction risks and cost overrun risks associated with a construction project with the engineering and design complexities of a high rise mixed-use building.  If we fail to complete the development of the project in compliance with the deadlines set forth in the lease with Comcast Corporation, or if the costs of development exceed the budgets agreed upon by the joint ventures, the Company could be liable for substantial damages and costs. We have recently been notified that there are additional construction costs in connection with the project. Until such time as we receive appropriate information concerning the amount and nature of these additional costs and we have an opportunity to investigate them, it is not possible to estimate the amount of possible additional costs, if any, that the Company may incur in connection with its guarantee beyond the obligations of the contractor under its guaranteed maximum price contracts. There is also additional risk associated with ownership of a hotel, with which our employees have limited experience.
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

The value and the marketability of some of our Properties may be reduced as the result of the expiration or loss of local tax abatements, tax credit programs, or other governmental incentives.

Certain of our Properties have the benefit of governmental tax incentives aimed at inducing office or industrial users to relocate to incentivize development in areas and neighborhoods which have not historically seen robust commercial development. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. For example, the Pennsylvania Keystone Opportunity Zones applicable to our Properties in the Philadelphia Navy Yard Corporate Center expire on December 31, 2018 or December 31, 2025 (as applicable) and the Grow NJ tax credit program applicable to our properties in the Camden Waterfront project expires on July 31, 2019 and is subject to the approval of each project by certain agencies and officers of the State of New Jersey. The expiration of these incentive programs or the inability of potential tenants or users to be eligible for or to obtain governmental approval of the incentives may have an adverse effect on the value of our Properties and on our cash flow and net income, and may result in impairment charges.

Our Properties may be subject to impairment charges.

We continually evaluate the recoverability of the carrying value of our Properties, whether Development Properties (including land held for development), Properties Held for Redevelopment or Properties in Operation, as well as land and infrastructure being developed on a fee basis (including our Camden, NJ waterfront project), under generally accepted accounting principles. Factors considered in evaluating impairment of our Properties include significant declines in operating revenues, recurring operating losses and other significant adverse changes in general market conditions, and, in the case of Development Properties (including land held for development as well as land and infrastructure being developed on a fee basis), the abandonment of a project or the determination by management that future development is unlikely to occur or is unlikely to produce adequate cash flows to recover the carrying value of the Property. Generally, a Property held for investment is not considered impaired if the undiscounted estimated future cash flows of the Property over its estimated holding period are in excess of the Property’s net book value at the balance sheet date. If held for sale, a Property is not considered impaired unless its estimated fair value (less costs to sell) is less than the Property's book value at the balance sheet date. Assumptions used to estimate market values, annual and residual cash flows and estimated holding period of such assets require the judgment of management.

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
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $930 million of aggregate credit facilities and $2.3 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.
Our credit facilities and unsecured debt securities contain customary restrictions, requirements and limitations on our ability to incur indebtedness, including total debt to total asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our $930 million of aggregate credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under these credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.
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

We may be adversely affected by trends in the office real estate industry

Telecommuting, flexible work schedules, open workspaces and teleconferencing are becoming more common.  These practice enable businesses to reduce their space requirements.  There is also an increasing trend among some businesses to utilize shared office space and co-working spaces.  A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.
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
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2018. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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

On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was signed into law by President Donald J. Trump, making significant changes to the Internal Revenue Code of 1986, as amended (the "Code").

Relevant changes include, but are not limited to, the following:

•	Reduces the federal corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiaries (“TRSs”)) for tax years beginning after December 31, 2017;

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, “real property businesses” electing out of such restriction; and while generally, we expect our business to qualify as a “real property business”, we have not yet determined whether the Company and/or our TRSs can and/or will make such an election going forward;

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Generally, reduces the highest marginal income tax rate for individuals to 37% from 39.6%;

•
Generally, allows a deduction for individuals equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% as compared to 37% prior to the enactment of this provision of the Act; and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Under the Act, many of the provisions, in particular those affecting individual taxpayers, expire at the end of 2025.  While many of the provisions contained in the Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on the Company and/or our shareholders.  Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time may have led to a need to amend or supplement the legislation which can only be accomplished through additional tax legislation.  At this point, it is unclear whether Congress will address these issues or when the Treasury Department (“Treasury”) and/or the Internal Revenue Service (“IRS”) will issue administrative guidance.

As a result, the Company’s taxable income and/or the amount of distributions to our shareholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change and/or be adversely impacted over time.  Further, the Act is a complex set of revisions to the current U.S. federal income tax laws which have the potential to impact certain classes of taxpayers and/or industries differently, and will require subsequent and substantial rulemaking, guidance and interpretation in a number of areas by both the Treasury and the IRS.  The long-term impact of the Act on the overall economy, government revenues, our tenants, the Company and the overall real estate industry cannot be reasonably predicted at this early stage of the new law’s implementation.  As a result, we cannot reasonably provide any assurance at this time that the Act will not adversely impact the Company, our shareholders and/or the price of our securities moving forward.
We do not have a shareholder rights plan but are not precluded from adopting one.
Although we do not have a shareholder rights plan, we are not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specific percentage of our outstanding Common Shares since, upon this type of acquisition without approval of our Board of Trustees, all other common shareholders would have the right to purchase a specified amount of Common Shares at a substantial discount from market price.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2017, consisted of 461 industrial and 48 office properties. Single tenants occupy 197 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 312 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2017, the industrial Wholly Owned Properties in Operation were 97.1% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 181,000 square feet. As of December 31, 2017, the office Wholly Owned Properties in Operation were 94.4% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 85,000 square feet.
The JV Properties in Operation, as of December 31, 2017, consisted of 47 industrial and 18 office properties. Single tenants occupy 27 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 38 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2017, the industrial JV Properties in Operation were 96.3% leased. The average building size for the industrial JV Properties in Operation was approximately 234,000 square feet. As of December 31, 2017, the office JV Properties in Operation were 97.1% leased. The average building size for the office JV Properties in Operation was approximately 182,000 square feet.
As of December 31, 2017, the industrial Properties in Operation were 97.0% leased. The average building size for the industrial Properties in Operation was approximately 186,000 square feet. As of December 31, 2017, the office Properties in Operation were 95.6% leased. The average building size for the office Properties in Operation was approximately 112,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company's Properties in Operation as of December 31, 2017 (in thousands, except percentages).

	Type	Net Rent(1)	Straight Line Rent and Operating Expense Reimbursement (2)	Square Feet	% Leased
Wholly Owned Properties in Operation
Carolinas/Richmond	Industrial	$58,306	$74,988	13,052	95.8%
	Office	—	—	—	—
	Total	58,306	74,988	13,052	95.8%

Chicago/Minneapolis	Industrial	43,611	61,247	9,757	97.6%
	Office	1,463	3,855	345	100.0%
	Total	45,074	65,102	10,102	97.7%

Florida	Industrial	43,286	59,407	6,818	97.0%
	Office	2,090	2,548	151	100.0%
	Total	45,376	61,955	6,969	97.0%

Houston	Industrial	39,608	60,085	7,648	92.7%
	Office	—	—	—	—%
	Total	39,608	60,085	7,648	92.7%

Lehigh/Central PA	Industrial	116,764	147,413	24,236	100.0%
	Office	—	—	—	—
	Total	116,764	147,413	24,236	100.0%

Philadelphia	Industrial	8,768	11,923	626	100.0%
	Office	25,184	34,902	884	96.4%
	Total	33,952	46,825	1,510	97.9%

SE Pennsylvania	Industrial	6,756	8,716	553	97.4%
	Office	31,471	42,573	1,848	93.4%
	Total	38,227	51,289	2,401	94.3%

United Kingdom	Industrial	10,586	11,571	1,428	100.0%
	Office	2,650	3,418	138	78.2%
	Total	13,236	14,989	1,566	98.7%

Other	Industrial	84,369	112,280	19,102	95.7%
	Office	12,063	17,418	716	92.7%
	Total	96,432	129,698	19,818	95.5%

TOTAL	Industrial	412,054	547,630	83,220	97.1%
	Office	74,921	104,714	4,082	94.4%
	Total	$486,975	$652,344	87,302	97.0%

Joint Venture Properties in Operation (3)
	Industrial	$47,677	$66,462	11,019	96.3%
	Office	96,936	154,167	3,277	97.1%
	Total	$144,613	$220,629	14,296	96.5%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant's square feet leased at December 31, 2017 for tenants in occupancy. As of December 31, 2017, average net rent per square foot for the Wholly Owned Properties in Operation was $5.75 and for the Joint Venture Properties in Operation was $10.48. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at December 31, 2017 was within a free rent period its rent would equal zero for the purposes of this metric.

(2)
Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot multiplied by the tenant's square feet leased at December 31, 2017 for tenants in occupancy. As of December 31, 2017, average straight line rent and operating expense reimbursement per square foot for the Wholly Owned Properties in Operation was $7.70 and for the Joint Venture Properties in Operation was $15.99.

(3)	Joint Venture Properties in Operation represent the 65 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring number of tenants, square feet and annual rent by year for the Properties in Operation as of December 31, 2017 are as follows (in thousands except number of tenants and % of annual rent):

	Industrial				Office				Total
	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Annual Rent

Wholly Owned Properties in Operation:
2018	187	8,441	$41,135	8.8%	17	286	$5,132	5.6%	204	8,727	$46,267	8.3%
2019	205	11,867	63,910	13.7%	29	237	5,223	5.7%	234	12,104	69,133	12.4%
2020	201	14,568	79,815	17.1%	24	330	7,674	8.4%	225	14,898	87,489	15.6%
2021	152	8,146	46,427	9.9%	12	177	3,496	3.8%	164	8,323	49,923	8.9%
2022	173	13,018	79,525	17.0%	11	455	8,534	9.3%	184	13,473	88,059	15.7%
2023	70	3,796	23,660	5.1%	12	420	9,728	10.6%	82	4,216	33,388	6.0%
2024	36	5,018	28,186	6.0%	7	273	5,811	6.4%	43	5,291	33,997	6.1%
2025	29	3,391	18,801	4.0%	1	14	230	0.3%	30	3,405	19,031	3.4%
2026	24	2,790	18,298	3.9%	8	827	14,595	16.0%	32	3,617	32,893	5.9%
2027	26	3,667	23,540	5.0%	4	64	1,216	1.3%	30	3,731	24,756	4.4%
Thereafter	22	6,122	44,495	9.5%	16	772	29,718	32.6%	38	6,894	74,213	13.3%
Total	1,125	80,824	$467,792	100.0%	141	3,855	$91,357	100.0%	1,266	84,679	$559,149	100.0%

Joint Venture Properties in Operation:
2018	15	1,971	$8,535	16.0%	18	422	$13,379	9.7%	33	2,393	$21,914	11.4%
2019	7	783	4,189	7.8%	14	72	1,982	1.4%	21	855	6,171	3.2%
2020	10	2,215	9,215	17.2%	6	50	1,388	1.0%	16	2,265	10,603	5.5%
2021	6	526	2,853	5.3%	11	81	2,911	2.1%	17	607	5,764	3.0%
2022	17	2,134	10,219	19.1%	13	117	3,524	2.5%	30	2,251	13,743	7.2%
2023	4	585	3,363	6.3%	11	1,227	48,466	35.0%	15	1,812	51,829	27.0%
2024	6	527	3,134	5.9%	4	21	867	0.6%	10	548	4,001	2.1%
2025	—	—	—	—%	2	22	1,092	0.8%	2	22	1,092	0.6%
2026	1	614	3,987	7.5%	2	15	533	0.4%	3	629	4,520	2.4%
2027	2	241	1,797	3.4%	2	6	183	0.1%	4	247	1,980	1.0%
Thereafter	5	1,019	6,189	11.5%	11	1,149	64,000	46.4%	16	2,168	70,189	36.6%
Total	73	10,615	$53,481	100.0%	94	3,182	$138,325	100.0%	167	13,797	$191,806	100.0%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenants' square feet leased on the date of lease expiration for the tenants in occupancy on December 31, 2017. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes.

The table below highlights, for the Properties in Operation, the Company's top ten industrial tenants and top ten office tenants as of December 31, 2017. The table reflects, for the tenants in the JV Properties in Operation, the Company's ownership percentage of the respective joint venture.

Percentage of
Top 10 Industrial Tenants	Annual Rent
Amazon.com	2.1%
Home Depot USA, Inc.	1.7%
The Proctor & Gamble Distributing LLC	1.4%
XPO Last Mile, Inc.	1.3%
Ryder Integrated Logistics, Inc.	1.3%
Wakefern Food Corp.	1.2%
Kellogg Sales Company	1.1%
Geodis Logistics LLC	1.1%
Broder Bros., Co.	0.9%
The Clorox Company	0.9%
13.0%

Percentage of
Top 10 Office Tenants	Annual Rent
The Vanguard Group, Inc.	4.2%
Comcast Corporation	2.7%
GlaxoSmithKline LLC	1.5%
United States of America	1.2%
The Pennsylvania Hospital	0.8%
Yellow Book USA, Inc.	0.7%
Deutsche Post DHL Group	0.6%
Centene Management Company, LLC	0.5%
Franklin Square Holdings, LP	0.5%
Thomas Jefferson University Hospitals	0.4%
13.1%
The table below details the vacancy activity for the Properties in Operation during the year ended December 31, 2017:

	Year Ended
	December 31, 2017
	Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2017	3,043,270	535,259	3,578,529
Acquisitions	46	—	46
Completed development	583,334	—	583,334
Dispositions	(293,112)	—	(293,112)
Expirations	18,600,917	1,863,092	20,464,009
Property structural changes/other	(6,377)	(588)	(6,965)
Leasing activity	(19,305,466)	(1,896,219)	(21,201,685)
Vacancy at December 31, 2017	2,622,612	501,544	3,124,156

Lease transaction costs per square foot (1)	$2.71	$3.53	$2.78

(1)	Transaction costs include tenant improvement and lease transaction costs.

ITEM 3. LEGAL PROCEEDINGS
The Company was not a party to any material litigation as of December 31, 2017.

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

	High	Low	Dividends Declared Per Common Share
2017
Fourth Quarter	$45.29	$41.24	$0.40
Third Quarter	43.35	40.36	0.40
Second Quarter	42.48	38.73	0.40
First Quarter	40.85	37.56	0.40
2016
Fourth Quarter	$40.66	$36.37	$0.475
Third Quarter	42.25	38.95	0.475
Second Quarter	39.72	33.12	0.475
First Quarter	33.46	27.30	0.475
As of February 23, 2018, the Common Shares were held by 857 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
In February 2018, the Board of Trustees declared a dividend of $0.40 per share to be paid in April 2018. The payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company's cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.

The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2012 and ended December 31, 2017 with the cumulative total return on the Standard and Poor's 500 Stock Index ("S&P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Company's Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company's Common Shares on December 31, 2012, and assuming reinvestment of dividends in all cases.

NAREIT
S&P 500
Liberty Property Trust
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17

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

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the five years ended December 31, 2017. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Total operating revenue	$719,778	$710,698	$773,960	$756,620	$610,529
Income from continuing operations	$271,066	$354,154	$235,359	$162,208	$85,186
Income from discontinued operations	$18,979	$11,991	$10,565	$62,263	$134,833
Net income	$290,045	$366,145	$245,924	$224,471	$220,019
Basic income per common share/unit:
Income from continuing operations	$1.79	$2.36	$1.55	$1.07	$0.60
Income from discontinued operations	$0.13	$0.08	$0.07	$0.41	$1.01
Income available to common shareholders/unitholders	$1.92	$2.44	$1.62	$1.48	$1.61
Diluted income per common share/unit:
Income from continuing operations	$1.78	$2.35	$1.54	$1.07	$0.60
Income from discontinued operations	$0.13	$0.08	$0.07	$0.41	$1.00
Income available to common shareholders/unitholders	$1.91	$2.43	$1.61	$1.48	$1.60
Dividends paid per common share	$1.675	$1.90	$1.90	$1.90	$1.90
Trust - weighted average number of shares outstanding - basic (1)	146,742	146,204	148,243	147,216	130,180
Trust - weighted average number of shares outstanding - diluted (2)	147,541	146,889	148,843	147,886	130,909
Operating Partnership - weighted average number of units outstanding - basic (1)	150,270	149,740	151,783	150,770	133,858
Operating Partnership - weighted average number of units outstanding - diluted (2)	151,069	150,425	152,383	151,440	134,587

Balance Sheet Data	DECEMBER 31,
(In thousands)	2017	2016	2015	2014	2013
Net real estate	$5,365,870	$5,114,990	$5,714,502	$5,743,573	$5,527,393
Total assets	$6,439,757	$5,992,813	$6,557,629	$6,612,014	$6,759,062
Total indebtedness	$2,909,545	$2,556,936	$3,147,016	$3,149,873	$3,237,021
Liberty Property Trust shareholders' equity	$3,087,358	$3,003,391	$2,972,581	$3,046,961	$3,056,059
Owners' equity (Liberty Property Limited Partnership)	$3,148,366	$3,062,923	$3,030,254	$3,106,312	$3,117,062

Other Data	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Net cash provided by operating activities	$336,631	$341,062	$379,121	$311,140	$340,509
Net cash (used in) provided by investing activities	$(465,652)	$614,927	$(89,660)	$(106,337)	$(1,197,914)
Net cash provided by (used in) financing activities	$96,231	$(939,507)	$(331,860)	$(326,843)	$999,619
NAREIT Funds from operations available to common shareholders - diluted (3)	$390,644	$356,895	$410,993	$375,678	$335,535
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	87,302	86,037	89,718	91,258	89,528
Total leaseable square footage of JV Properties in Operation at end of period (in thousands)	14,296	13,060	14,018	14,297	13,491
Wholly Owned Properties in Operation at end of period	509	505	610	669	712
JV Properties in Operation at end of period	65	63	81	83	79
Wholly Owned Properties in Operation percentage leased at end of period	97%	96%	94%	93%	91%
JV Properties in Operation percentage leased at end of period	97%	96%	93%	92%	92%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust) or Common Units (Liberty Property Limited Partnership) outstanding during the year.

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
As of December 31, 2017, the Company owned and operated 461 industrial and 48 office properties (the “Wholly Owned Properties in Operation”) totaling 87.3 million square feet. In addition, as of December 31, 2017, the Company owned 20 properties under development, which when completed are expected to comprise 5.6 million square feet (the “Wholly Owned Properties under Development”). The Company owned 10 properties held for redevelopment (the "Wholly Owned Properties held for Redevelopment") totaling 1.0 million square feet and 1,563 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2017, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 18 office properties totaling 14.3 million square feet (the "JV Properties in Operation" and, together with the Wholly Owned Properties in Operation, the "Properties in Operation"), three properties under development, which when completed are expected to comprise 552,000 square feet and a 217-room Four Seasons Hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development"). One property held for redevelopment, totaling 48,000 square feet (the "JV Property Held for Redevelopment" and, collectively with the Wholly Owned Properties held for Redevelopment, the "Properties Held for Redevelopment" and, collectively with the Properties in Operation and the Properties under Development, the "Properties"), and 347 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s strategy with respect to product and market selection favors industrial properties and markets with strong demographic and economic fundamentals, and to a lesser extent, metro-office properties. The Company also believes that long-term trends generally indicate potential erosion in the value of certain suburban office properties. Accordingly, the Company announced a strategic shift whereby it plans to divest of its remaining suburban office properties, and to reinvest those proceeds in acquisitions in targeted industrial markets and new development. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties. The Company believes that this strategy has resulted in an improvement in the average quality and geographic location of the Company’s properties. The Company believes that the benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that has resulted from the disposition of the suburban office assets. There can be no assurance, however, that the benefits of the Company's strategy will be realized.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the year ended December 31, 2017, straight line rents on renewal and replacement leases were on average 14.2% higher than rents on expiring leases. During the year ended December 31, 2017, the Company leased 25.2 million square feet and, as of that date, attained occupancy of 97.0% for the Wholly Owned Properties in Operation and 96.5% for the JV Properties in Operation for a combined occupancy of 96.9% for the Properties in Operation. At December 31, 2016, occupancy for the Wholly Owned Properties in Operation was 96.4% and for the JV Properties in Operation was 95.9% for a combined occupancy for the Properties in Operation of 96.4%.
Based on the Company's current outlook, the Company anticipates that property level operating income for the Same Store (defined below) group of properties will increase for the full year 2018, compared to 2017, driven primarily by new and renewal leases being executed at higher rental rates than those of expiring leases, particularly for the Company's industrial properties. The Company expects Same Store occupancy levels to remain relatively consistent with those in 2017.
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
Wholly Owned Capital Activity
Acquisitions
During the year ended December 31, 2017, the Company acquired eight operating properties for an aggregate purchase price of $256.4 million. These properties contain an aggregate of 1.9 million square feet of leaseable space and were 94.6% leased as of December 31, 2017. The Company also acquired nine parcels of land totaling 253 acres for an aggregate purchase price of $40.0 million.
Dispositions
During the year ended December 31, 2017, the Company sold 10 Wholly Owned Properties containing an aggregate of 2.3 million square feet as well as 113 acres of land for aggregate proceeds of $367.3 million.
Development
During the year ended December 31, 2017, the Company brought into service 17 Wholly Owned Properties under Development representing 2.9 million square feet and a Total Investment of $259.0 million. As of December 31, 2017, the Company had 20 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 5.6 million square feet and are expected to represent a Total Investment of $526.7 million. These Wholly Owned Properties under Development were 50.2% pre-leased as of December 31, 2017.
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
Acquisitions/Dispositions
During the year ended December 31, 2017, an unconsolidated joint venture in which the Company holds a 20% interest acquired one redevelopment property for a purchase price of $15.0 million. This property, which contains 48,000 square feet of leaseable space, was 100% occupied as of December 31, 2017.
During the year ended December 31, 2017, none of the unconsolidated joint ventures in which the Company holds an interest sold any operating properties or land parcels.
Consistent with the Company's strategy, from time to time the Company may consider selling assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
During the year ended December 31, 2017, an unconsolidated joint venture in which the Company held an interest brought into service a built to suit project totaling 154,000 square feet and representing a Total Investment of $11.6 million. As of December 31, 2017, this completed development property was 100.0% leased. As of December 31, 2017, the Company had one JV Property under Development, which is expected to comprise, upon completion, 302,000 square feet and is expected to represent a Total Investment of $21.1 million. This JV Property under Development was not pre-leased as of December 31, 2017.
In addition, joint ventures in which the Company held an interest continued the development of the Comcast Technology Center. During the year ended December 31, 2017, 1.1 million square feet of office space representing a Total Investment by the joint ventures of $599.6 million was brought into service. The remaining 250,000 square feet of office space and the 217-room Four Seasons hotel representing an aggregate Total Investment by the joint ventures of $354.1 million was included as JV Properties under Development as of December 31, 2017.

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
Capitalized Costs
Acquisition costs related to the purchase of vacant operating properties and land are capitalized and included in net real estate.  During the year ended December 31, 2015 and the nine months ended September 30, 2016, acquisition costs related to the purchase of operating properties with in-place tenants were expensed as incurred. Acquisition-related expenses for the nine months ended September 30, 2016 and the year ended December 31, 2015 were $172,000 and $365,000, respectively. As described further in Note 2 to the Company's Consolidated Financial Statements, on October 1, 2016, the Company early adopted ASU 2017-01, Clarifying the Definition of a Business, which stipulates that acquisition costs related to the purchase of operating properties with in-place leases should also be capitalized.
The Company capitalizes costs associated with development and redevelopment activities, capital improvements, tenant improvements, and leasing activities, including compensation costs. Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development and redevelopment projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to the development, redevelopment, capital improvements, and tenant improvements for the years ended December 31, 2017, 2016 and 2015 was $5.5 million, $7.2 million and $5.5 million, respectively.
Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to signed leases is capitalized and amortized as a deferred leasing cost. The total of this capitalized compensation was $3.6 million, $3.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Capitalized interest for the years ended December 31, 2017, 2016 and 2015 was $21.0 million, $24.1 million and $16.7 million, respectively.

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
Allowance for Doubtful Accounts
The Company continually monitors the liquidity and creditworthiness of its tenants. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2017 and 2016, the Company's allowance for doubtful accounts totaled $6.6 million and $7.3 million, respectively. The Company recognized bad debt expense of $0.6 million, $0.6 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates and holding periods. For these assumptions, the Company considers its experience and historical performance in the various markets and data provided by market research organizations. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value.If held for sale, a property is not considered impaired unless its estimated fair value (less costs to sell) is less than the property's book value at the balance sheet date. The Company estimates fair value based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2017, 2016 and 2015, the Company recognized impairment losses of $10.6 million, $3.9 million and $18.2 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows. The Company has applied reasonable estimates and judgments in determining the level of impairments recognized. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.

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
During the years ended December 31, 2017 and 2015 the Company concluded that certain of the properties owned by the Liberty Washington, LP joint venture were impaired and the joint venture recorded an impairment charge. The Company's share of these impairment charges were $4.0 million and $11.5 million, respectively, and are reflected in equity in earnings of unconsolidated joint ventures in the Company's 2017 and 2015 consolidated statement of comprehensive income.
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

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2017 with the results of operations of the Company for the year ended December 31, 2016, and the results of operations of the Company for the year ended December 31, 2016 with the results of operations of the Company for the year ended December 31, 2015. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2017, 2016 and 2015, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
Rental Revenue
Rental revenue was $486.2 million for the year ended December 31, 2017 compared to $519.4 million for the same period in 2016. This decrease of $33.2 million was primarily due to the net result of decreased rental revenue related to $1.2 billion of property dispositions since January 1, 2016, offset by increased rental revenue related to acquisitions and completed development for the same period and an increase of $9.8 million related to the Company's Same Store portfolio (see below).
Operating Expense Reimbursement
Operating expense reimbursement was $150.9 million for the year ended December 31, 2017 compared to $178.4 million for the same period in 2016. This decrease of $27.5 million was primarily due to lower reimbursements associated with an aggregate decrease of $33.2 million in rental property expense and real estate taxes (as detailed below).
Rental Property Expense
Rental property expense was $66.0 million for the year ended December 31, 2017 compared to $94.2 million for the same period in 2016. This decrease of $28.2 million was primarily due to a reduction in expense resulting from the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes
Real estate taxes were $90.2 million for the year ended December 31, 2017 compared to $95.2 million for the same period in 2016. This decrease of $5.0 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2016, offset by increased real estate taxes related to acquisitions and completed development for the same period. The decrease was also offset by higher real estate tax assessments for the Company's Same Store properties.
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

Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2017	2016

Carolinas/Richmond	$53,132	$46,170	15.1%	(1)
Chicago/Minneapolis	39,231	45,258	(13.3%)	(2)
Florida	39,850	62,177	(35.9%)	(2)
Houston	32,300	32,499	(0.6%)
Lehigh/Central PA	119,304	102,209	16.7%	(1)
Philadelphia	35,279	30,862	14.3%	(1)
Southeastern PA	35,641	53,947	(33.9%)	(2)
United Kingdom	7,657	6,390	19.8%	(3)
Other	86,127	89,274	(3.5%)
Total reportable segment net operating income	$448,521	$468,786	(4.3%)

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in average gross investment in operating real estate offset by an increase in occupancy.

(3)	The increase was primarily due to an increase in the foreign exchange rate.

Same Store
Property level operating income, exclusive of termination fees, for the Same Store properties is identified in the table below.
The Same Store results were affected by changes in occupancy and rental rates as detailed below for the respective periods.

	Year Ended
	December 31,
	2017	2016
Average occupancy %	96.5%	96.3%
Average rental rate - cash basis (1)	$5.64	$5.51
Average rental rate - straight line basis (2)	$7.56	$7.43

(1)
Represents the average contractual rent per square foot for the year ended December 31, 2017 or 2016 for tenants in occupancy in the Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)	Represents the average straight line rent and operating expense reimbursement per square foot for the year ended December 31, 2017 or 2016 for tenants in occupancy in the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Same Store property level operating income and Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Same Store properties consist of the 468 properties totaling approximately 78.8 million square feet owned on January 1, 2016. Properties that were acquired, or on which development was completed, during the years ended December 31, 2017 and 2016 are excluded from the Same Store properties. Properties that were acquired, or on which development was completed, are included in Same Store properties when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The 10 properties sold during the year ended December 31, 2017 and the 125 properties sold during 2016 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2017 and 2016. Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2017	December 31, 2016
Reconciliation of non-US GAAP financial measure – Same Store:
Net income	$290,045	$366,145
Discontinued operations (1)	(18,979)	(11,991)
Equity in earnings of unconsolidated joint ventures	(17,155)	(21,970)
Income taxes	1,992	1,971
Gain on property dispositions	(100,387)	(219,270)
Interest expense	88,857	112,299
Loss on debt extinguishment	49	27,099
Interest and other income	(7,778)	(13,817)
Impairment charges - real estate assets	3,946	3,879
Development service fee expense	85,805	12,165
Depreciation and amortization expense	175,137	196,705
Expensed pursuit costs	5,066	1,016
General and administrative expense	56,975	67,088
Development service fee income	(82,673)	(12,941)
Termination fees (2)	(4,016)	(4,220)
Non-same store property level operating income - continuing operations	(34,080)	(74,604)
Same store property level operating income	442,804	429,554
Straight line rent	(10,593)	(11,663)
Same store cash basis property level operating income	$432,211	$417,891

Same Store:
Rental revenue	$442,269	$432,481
Operating expenses:
Rental property expense	67,241	70,324
Real estate taxes	76,232	74,685
Operating expense recovery	(144,008)	(142,082)
Unrecovered operating expenses	(535)	2,927
Property level operating income	442,804	429,554
Less straight line rent	10,593	11,663
Cash basis property level operating income	$432,211	$417,891

(1) Includes termination fees of $124,000 and $254,000 for the years ended December 31, 2017 and 2016, respectively.
(2) Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date.

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

Nine months ended
September 30, 2016
Other income	$3,789
General and administrative expense	$3,210

Development Service fee activity was a net loss of $3.1 million during the year ended December 31, 2017 as compared to a net gain of $0.8 million for the year ended December 31, 2016. This decrease was primarily due to additional expenses the Company accrued in 2017 in its Philadelphia reportable segment.

General and Administrative

General and administrative expenses decreased to $57.0 million for the year ended December 31, 2017 compared to $67.1 million for the year ended December 31, 2016. This decrease was partially due to certain expenses which were classified as development service fee expense on the Company's consolidated statements of comprehensive income for the year ended December 31, 2017 and the partial year ended December 31, 2016, as described above. This decrease was also due to a decrease in compensation costs, including severance costs, associated primarily with headcount reductions in connection with real estate sales during 2016. Additionally, during 2017 the Company reclassed certain legal costs thereby reducing general and administrative expense.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Expensed pursuit costs
Expensed pursuit costs increased to $5.1 million for the year ended December 31, 2017 compared to $1.0 million for the year ended December 31, 2016. These increases were primarily due to the write-off of costs associated with certain planned development projects which were terminated.
Depreciation and Amortization
Depreciation and amortization decreased to $175.1 million for the year ended December 31, 2017 from $196.7 million for the year ended December 31, 2016. This decrease was primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2016 offset by increased depreciation and amortization related to acquisitions and completed development for the same period. The decrease was also due to a reduction in amortization of in-place lease intangibles.
Impairment - Real Estate Assets
Impairment - real estate assets remained unchanged at $3.9 million for the years ended December 31, 2017 and December 31, 2016. In 2016, the Company recognized impairments related to certain properties in the Company's Chicago/Minneapolis reportable segment. These properties were subsequently sold. In 2017, the Company recognized an impairment charge related to land held for development in the Company's Houston reportable segment. This property was subsequently sold.

Interest Expense
Interest expense decreased to $88.9 million for the year ended December 31, 2017 from $112.3 million for the year ended December 31, 2016. This decrease was due to the decrease in the average debt outstanding to $2,756.0 million for the year ended December 31, 2017 from $3,077.7 million for the year ended December 31, 2016 as well as a decrease in the weighted average interest rate to 3.9% for the year ended December 31, 2017 from 4.2% for the year ended December 31, 2016. The decrease was partially offset by a decrease in interest capitalized to $21.0 million for the year ended December 31, 2017 compared to $24.1 million for the year ended December 31, 2016.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased to $17.2 million for the year ended December 31, 2017 compared to $22.0 million for the year ended December 31, 2016. This decrease was primarily due to a decrease in gain on sale of operating properties, a decrease in gain on debt forgiveness and an increase in impairment charges - real estate assets by unconsolidated joint ventures in which the Company holds an interest. The Company's share of recognized gain was $7.3 million for the year ended December 31, 2016 compared to $3.0 million for 2017. The Company's share of debt forgiveness gains was $4.2 million for the year ended December 31, 2016. There were no such gains in 2017. The Company's share of impairment charges - real estate assets was $4.0 million for the year ended December 31, 2017. There were no such charges in 2016.

Equity in earnings of unconsolidated joint ventures was also impacted by changes in the gain on the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of these gains was $8.0 million for the year ended December 31, 2017 compared to $3.5 million for the year ended December 31, 2016, respectively.
Other
Gain on property dispositions decreased to $100.4 million for the year ended December 31, 2017 from $219.3 million for the year ended December 31, 2016. This decrease resulted from the volume and composition of sales in 2017 as compared to 2016.
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Year Ended
	December 31, 2017	December 31, 2016
Revenues	$34,035	$36,010
Operating expenses	(14,014)	(12,989)
Depreciation and amortization	(6,753)	(8,385)
Impairment charges - real estate assets	(6,686)	—
Interest and other income	58	133
Interest expense	(2,239)	(2,778)
Net income before gain on property dispositions	4,401	11,991
Gain on property dispositions	14,578	—
Net income	$18,979	$11,991

Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. Certain properties were sold and therefore contributed to a portion of a period and certain properties were complete and stabilized during a period therefore also contributing to a portion of a period. Additionally during 2017, the Company recognized an impairment on a property which was subsequently sold.
As a result of the foregoing, the Company’s net income decreased to $290.0 million for the year ended December 31, 2017 from $366.1 million for the year ended December 31, 2016.
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
Rental Revenue
Rental revenue was $519.4 million for the year ended December 31, 2016 compared to $561.4 million for the same period in 2015. This decrease of $42.1 million was primarily due to the net result of decreased rental revenue related to property dispositions since January 1, 2015 offset by increased rental revenue related to acquisitions and completed development for the same period, as well as an increase of $9.3 million related to the Company's Same Store portfolio (see below).
Operating Expense Reimbursement
Operating expense reimbursement was $178.4 million for the year ended December 31, 2016 compared to $212.5 million for the same period in 2015. This decrease of $34.0 million was primarily due to lower reimbursements associated with an aggregate decrease of $36.3 million in rental property expense and real estate taxes (as detailed below).
Rental Property Expense
Rental property expense was $94.2 million for the year ended December 31, 2016 compared to $124.0 million for the same period in 2015. This decrease of $29.8 million was primarily due to a reduction in expense resulting from the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes
Real estate taxes were $95.2 million for the year ended December 31, 2016 compared to $101.6 million for the same period in 2015. This decrease of $6.4 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2015 offset by increased real estate taxes related to acquisitions and completed development for the same period.

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

Reportable Segment Net Operating Income:

	Year Ended December 31,		PERCENTAGE INCREASE (DECREASE)
	2016	2015

Carolinas/Richmond	$46,170	$47,849	(3.5%)
Chicago/Minneapolis	45,258	44,963	0.7%
Florida	62,177	77,283	(19.5%)	(1)
Houston	32,499	31,159	4.3%
Lehigh/Central PA	102,209	94,972	7.6%
Philadelphia	30,862	29,679	4.0%
Southeastern PA	53,947	80,458	(33.0%)	(1)
United Kingdom	6,390	10,486	(39.1%)	(2)
Other	89,274	87,925	1.5%
Total reportable segment net operating income	$468,786	$504,774	(7.1%)

(1)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in the foreign exchange rate.

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

	Year Ended
	December 31, 2016	December 31, 2015
Reconciliation of non-US GAAP financial measure – Same Store:
Net income	$366,145	$245,924
Discontinued operations (1)	(11,991)	(10,565)
Equity in earnings of unconsolidated joint ventures	(21,970)	(3,149)
Income taxes	1,971	2,673
Gain on property dispositions	(219,270)	(100,314)
Interest expense	112,299	133,557
Loss on debt extinguishment	27,099	—
Interest and other income	(13,817)	(23,758)
Impairment charges - real estate assets	3,879	17,215
Development service fee expense	12,165	—
Depreciation and amortization expense	196,705	217,864
Expensed pursuit costs	1,016	605
General and administrative expense	67,088	68,264
Development service fee income	(12,941)	—
Termination fees (2)	(4,220)	(6,963)
Non-same store property level operating income - continuing operations	(80,382)	(129,203)
Same store property level operating income	423,776	412,150
Straight line rent	(9,234)	(11,200)
Same store cash basis property level operating income	$414,542	$400,950

Prior Year Same Store:
Rental revenue	$427,048	$417,782
Operating expenses:
Rental property expense	71,795	74,558
Real estate taxes	74,052	72,048
Operating expense recovery	(142,575)	(140,974)
Unrecovered operating expenses	3,272	5,632
Property level operating income	423,776	412,150
Less straight line rent	9,234	11,200
Cash basis property level operating income	$414,542	$400,950

(1) Includes termination fees of $254,000 for the year ended December 31, 2016. There were no termination fees in discontinued operations in 2015.
(2) Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date.

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

	Nine months ended	Year ended
	September 30, 2016	December 31, 2015
Other income	$3,789	$6,159
General and administrative expense	$3,210	$3,730

General and Administrative

General and administrative expenses decreased to $67.1 million for the year ended December 31, 2016 compared to $68.3 million for the year ended December 31, 2015. This decrease was partially due to certain expenses which were classified as development service fee expense on the Company's consolidated statements of comprehensive income for the partial year ended December 31, 2016, as described above. The decrease was also partially due to a decrease in compensation costs other than severance charges. These decreases were partially offset by an increase of $3.5 million in compensation costs due to severance charges. General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses, costs associated with the acquisition of properties and other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization decreased to $196.7 million for the year ended December 31, 2016 from $217.9 million for the year ended December 31, 2015. This decrease was primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2015 offset by increased depreciation and amortization related to acquisitions and completed development for the same period. The decrease was also due to a reduction in amortization of in-place lease intangibles.
Impairment - Real Estate Assets
Impairment - real estate assets decreased to $3.9 million for the year ended December 31, 2016 compared to $17.2 million for the year ended December 31, 2015. The Company recognized impairments related to certain properties in the Company's Maryland, Richmond/Hampton Roads, Cincinnati/Columbus/Indianapolis and Southeastern PA reportable segments in 2015. The properties related to the Richmond/Hampton Roads reportable segment were subsequently sold. In 2016, the Company recognized impairments related to certain properties in the Company's Minnesota and Chicago-Wisconsin reportable segments. These properties were subsequently sold.
Interest Expense
Interest expense decreased to $112.3 million for the year ended December 31, 2016 from $133.6 million for the year ended December 31, 2015. This decrease was due to the decrease in the average debt outstanding to $3,077.7 million for the year ended December 31, 2016 from $3,202.3 million for the year ended December 31, 2015 as well as a decrease in the weighted average interest rate to 4.2% for the year ended December 31, 2016 from 4.6% for the year ended December 31, 2015. The decrease was also due to an increase in interest capitalized to $24.1 million for the year ended December 31, 2016 compared to $16.7 million for the year ended December 31, 2015.

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
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Year Ended
	December 31, 2016	December 31, 2015
Revenues	$36,010	$34,813
Operating expenses	(12,989)	(12,309)
Depreciation and amortization	(8,385)	(8,711)
Impairment charges - real estate assets	—	(1,029)
Interest and other income	133	23
Interest expense	(2,778)	(2,222)
Net income	$11,991	$10,565

Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. Certain properties were complete and stabilized during a period therefore contributed to a portion of a period. Additionally during 2015, the Company recognized an impairment on a property held for redevelopment.
As a result of the foregoing, the Company’s net income increased to $366.1 million for the year ended December 31, 2016 from $245.9 million for the year ended December 31, 2015.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company's liquidity requirements include operating and general and administrative expenses, shareholder distributions, funding its investment in development properties and joint ventures and satisfying interest requirements and debt maturities. The Company believes that proceeds from operating activities, asset sales, its available cash, borrowing capacity from its Credit Facilities (as defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.
Activity
As of December 31, 2017, the Company had cash and cash equivalents of $25.7 million, including $13.8 million in restricted cash.
Net cash provided by operating activities increased to $336.6 million for the year ended December 31, 2017 from $341.1 million for the year ended December 31, 2016. This $4.5 million increase was primarily due fluctuations in operating assets and liabilities. Net cash flow provided by operating activities is the primary source of liquidity to fund dividends to shareholders, recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities was $465.7 million for the year ended December 31, 2017 compared to net cash provided by investing activities of $614.9 million for the year ended December 31, 2016. This $1,080.6 million difference was primarily due to the net proceeds from dispositions less cash paid for acquisitions which was $123.5 million in 2017 as compared to $1.2 billion in 2016. During 2016 the Company sold a portfolio of properties for $969 million.
Net cash provided by financing activities was $96.2 million for the year ended December 31, 2017 compared to net cash used in financing activities of $939.5 million for the year ended December 31, 2015. This $1,035.7 million change was primarily due to net debt repayment activity associated with the dispositions described above. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.
The Company is a party to a credit facility with a maximum availability of $800 million (the "Facility") and a working capital line of credit for $30 million (the "Credit Facilities"). The Company also has a delayed draw term loan (the "DDTL") facility for aggregate borrowings of $100 million (together the "Facilities"). The Facilities expire in October 2021 and have two six-month extensions at the Company's option. The interest rate on borrowings under the Facilities fluctuates based upon ratings from Moody's Investor Services, Inc., Standard and Poor's Ratings Group and Fitch, Inc. Based upon the Company’s current credit ratings, borrowings under the Credit Facilities bear interest at LIBOR plus 0.875%. There is also currently a 0.15% annual facility fee on the aggregate loan commitments of the Credit Facilities. The DDTL currently bears interest at LIBOR plus 0.95%. The Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the Facility. As of December 31, 2017, the Company had $358.9 million outstanding borrowings and $5.1 million of letters of credit issued under the Credit Facilities.
In March 2015, the Company used proceeds from its existing unsecured credit facility together with available cash on hand to repay $300 million of 5.125% senior unsecured notes due March 2015.
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
In October 2017, the Company replaced its existing $800 million credit facility with the new $800 million Facility and the $100 million DDTL.

In October 2017, the Company entered into a working capital line of credit for aggregate borrowings of up to $30 million.

The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2017, a portion of these activities were funded through the existing credit facility and the Credit Facilities.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2017, the Company’s debt to gross assets ratio was 38.8% and for the year ended December 31, 2017, the fixed charge coverage ratio was 3.9x. Debt to gross assets equals total long-term debt and borrowings under the Facilities divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals net income before property dispositions plus interest expense, depreciation and amortization (including the Company's pro rata share of depreciation and amortization related to unconsolidated joint ventures) and impairment - real estate assets (including the Company's pro rata share of impairment - real estate assets related to unconsolidated joint ventures), divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2017, $262.1 million (including $96.2 million fixed via a swap arrangement - see Note 20 to the Company's Consolidated Financial Statements) in mortgage loans and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 3.97%. The interest rates on $2,562.1 million of mortgage loans and unsecured notes are fixed (including those fixed via swap agreements) and range from 3.0% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.
 The Company's contractual obligations, as of December 31, 2017, were as follows (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN
Contractual Obligations (1)	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt (2)	$3,517,421	$146,938	$691,065	$980,067	$1,699,351
Land purchase obligations	60,909	32,925	27,984	—	—
Operating lease obligations	45,611	2,536	4,345	5,012	33,718
Share of debt of unconsolidated joint ventures (2)	258,227	71,650	47,344	11,064	128,169
Tenant contractual obligations	18,643	18,643	—	—	—
Share of tenant contractual obligations of unconsolidated joint ventures	982	982	—	—	—
Letters of credit	5,105	5,105	—	—	—
Land improvement and renovation commitments	10,503	10,503	—	—	—
Development in progress	126,213	124,888	1,325	—	—
Development commitment (3)	92,150	92,150	—	—	—
Share of development in progress of unconsolidated joint ventures	12,327	12,327	—	—	—
Total	$4,148,091	$518,647	$772,063	$996,143	$1,861,238

(1)
The Company is contractually committed to build a minimum of 60,000 square feet of building space every two years at the Navy Yard Corporate Center in Philadelphia, with certain rights to defer these biennial requirements.  The failure by the Company to meet these milestones could result in the loss of the Company’s exclusive development rights with respect to the Navy Yard Corporate Center.

(2)	Includes principal and interest payments. Interest payments assume borrowings under the Facilities and interest rates remain at the December 31, 2017 level until maturity.

(3)
Included in the development commitment is approximately $176.9 million in costs related to the Company's agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey, of which $102.9 million has been incurred. This includes a commitment to build a 140,000 square foot industrial building pursuant to a pre-lease.

General
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's existing sources of capital include the public debt and equity markets, proceeds from secured financing of properties, proceeds from property dispositions, equity capital from joint venture partners, remaining capacity of $125.0 million under the Company's at-the-market equity offering program and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Facilities, from time to time.
The Company's annual Common Share dividend paid was $1.675 per share in 2017 and $1.90 per share in 2016 and 2015. The Company's quarterly dividend was reduced to $0.40 per share ($1.60 per share annualized) beginning with its quarterly dividend payable in April 2017. Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2017, the Company had investments in and advances to unconsolidated joint ventures totaling $288.5 million (see Note 7 to the Company's Consolidated Financial Statements included in this report).

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

A reconciliation of NAREIT Funds from operations (“FFO”) available to common shareholders to Net income available to common shareholders for the year ended December 31, 2017, 2016, and 2015 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - basic:
Net income available to common shareholders	$282,340	$356,817	$239,483
Basic - income available to common shareholders	282,340	356,817	239,483
Basic - income available to common shareholders per weighted average share	$1.92	$2.44	$1.62
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	10,155	11,014	11,638
Depreciation and amortization	180,117	203,626	224,917
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	2,972	(7,012)	11,305
Gain on property dispositions / impairment - depreciable real estate assets continuing operations	(83,800)	(216,148)	(82,070)
Gain on property dispositions / impairment - depreciable real estate assets discontinued operations	(7,892)	—	—
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	(2,379)	192	(3,845)
NAREIT Funds from operations available to common shareholders – basic	$381,513	$348,489	$401,428
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$2.60	$2.38	$2.71
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - diluted:
Net income available to common shareholders	$282,340	$356,817	$239,483
Diluted - income available to common shareholders	282,340	356,817	239,483
Diluted - income available to common shareholders per weighted average share	$1.91	$2.43	$1.61
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	10,155	11,014	11,638
Depreciation and amortization	180,117	203,626	224,917
Gain on property dispositions / impairment - real estate assets of unconsolidated joint ventures	2,972	(7,012)	11,305
Gain on property dispositions / impairment - depreciable real estate assets continuing operations	(83,800)	(216,148)	(82,070)
Gain on property dispositions / impairment - depreciable real estate assets discontinued operations	(7,892)	—	—
Noncontrolling interest less preferred share distributions	6,752	8,598	5,720
NAREIT Funds from operations available to common shareholders - diluted	$390,644	$356,895	$410,993
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$2.59	$2.37	$2.70
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	146,742	146,204	148,243
Dilutive shares for long term compensation plans	799	685	600
Diluted shares for net income calculations	147,541	146,889	148,843
Weighted average common units	3,528	3,536	3,540
Diluted shares for NAREIT Funds from operations calculations	151,069	150,425	152,383

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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2017 for comparable loans, is greater than the aggregate carrying value by approximately $76.7 million at December 31, 2017.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2017, the Company's interest expense would have increased or decreased by $1.9 million. If the interest rate for the fixed rate debt maturing in 2018 had been 100 basis points higher or lower than its current rate of 3.0%, the Company's interest expense would have increased or decreased by $210,000.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and financial statement schedule of Liberty Property Trust and Liberty Property Limited Partnership and the reports thereon of Ernst & Young LLP, an independent registered public accounting firm, with respect thereto are filed as part of this Annual Report on Form 10-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2017, the Trust's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Liberty Property Trust
Opinion on Internal Control over Financial Reporting
We have audited Liberty Property Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Liberty Property Trust (the “Trust”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Trust as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15 and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Liberty Property Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for determining whether an acquisition is an asset or a business effective October 1, 2016 due to the early adoption of Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” .
Basis for Opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and preforming procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Trust’s auditor since 1993.
Philadelphia, Pennsylvania
February 28, 2018

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2017, the Operating Partnership's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

To the Partners of Liberty Property Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Liberty Property Limited Partnership (the “Operating Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15 and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

February 28, 2018

Report of Independent Registered Public Accounting Firm

The Partners of Liberty Property Limited Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, owners’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for determining whether an acquisition is an asset or a business effective October 1, 2016 due to the early adoption of Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and preforming procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 1993.
Philadelphia, Pennsylvania
February 28, 2018

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	December 31,
	2017	2016
ASSETS
Real estate:
Land and land improvements	$1,153,680	$1,060,065
Building and improvements	4,443,583	4,298,012
Less accumulated depreciation	(940,613)	(847,106)
Operating real estate	4,656,650	4,510,971
Development in progress	378,472	267,450
Land held for development	330,748	336,569
Net real estate	5,365,870	5,114,990
Cash and cash equivalents	11,882	43,642
Restricted cash	13,803	12,383
Accounts receivable, net	11,230	13,365
Deferred rent receivable, net	115,141	102,878
Deferred financing and leasing costs, net	159,250	147,038
Investments in and advances to unconsolidated joint ventures	288,456	245,078
Assets held for sale	182,228	164,888
Prepaid expenses and other assets	291,897	148,551
Total assets	$6,439,757	$5,992,813
LIABILITIES
Mortgage loans, net	$267,093	$276,650
Unsecured notes, net	2,283,513	2,280,286
Credit facilities	358,939	—
Accounts payable	79,605	64,951
Accrued interest	21,796	21,878
Dividend and distributions payable	60,330	71,501
Other liabilities	208,027	199,008
Liabilities held for sale	4,551	8,079
Total liabilities	3,283,854	2,922,353
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of December 31, 2017 and December 31, 2016	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,450,691 and 146,993,018 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	147	147
Additional paid-in capital	3,674,978	3,655,910
Accumulated other comprehensive loss	(37,797)	(56,031)
Distributions in excess of net income	(549,970)	(596,635)
Total Liberty Property Trust shareholders’ equity	3,087,358	3,003,391
Noncontrolling interest – operating partnership
3,520,205 and 3,530,031 common units outstanding as of December 31, 2017 and December 31, 2016, respectively	56,159	54,631
Noncontrolling interest – consolidated joint ventures	4,849	4,901
Total equity	3,148,366	3,062,923
Total liabilities, noncontrolling interest - operating partnership and equity	$6,439,757	$5,992,813

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
OPERATING REVENUE
Rental	$486,195	$519,368	$561,434
Operating expense reimbursement	150,910	178,389	212,526
Development service fee income	82,673	12,941	—
Total operating revenue	719,778	710,698	773,960
OPERATING EXPENSE
Rental property	66,018	94,177	123,997
Real estate taxes	90,187	95,202	101,647
General and administrative	56,975	67,088	68,264
Expensed pursuit costs	5,066	1,016	605
Depreciation and amortization	175,137	196,705	217,864
Development service fee expense	85,805	12,165	—
Impairment - real estate assets	3,946	3,879	17,215
Total operating expense	483,134	470,232	529,592
Operating income	236,644	240,466	244,368
OTHER INCOME (EXPENSE)
Interest and other income	7,778	13,817	23,758
Loss on debt extinguishment	(49)	(27,099)	—
Interest expense	(88,857)	(112,299)	(133,557)
Total other income (expense)	(81,128)	(125,581)	(109,799)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	155,516	114,885	134,569
Gain on property dispositions	100,387	219,270	100,314
Income taxes	(1,992)	(1,971)	(2,673)
Equity in earnings of unconsolidated joint ventures	17,155	21,970	3,149
Income from continuing operations	271,066	354,154	235,359
Discontinued operations (including net gain on property dispositions of $14,578 for the year ended December 31, 2017)	18,979	11,991	10,565
Net income	290,045	366,145	245,924
Noncontrolling interest – operating partnership	(7,224)	(9,070)	(6,192)
Noncontrolling interest – consolidated joint ventures	(481)	(258)	(249)
Income available to common shareholders	$282,340	$356,817	$239,483
Net income	$290,045	$366,145	$245,924
Other comprehensive income (loss) - foreign currency translation	18,066	(34,744)	(12,540)
Other comprehensive income (loss) - derivative instruments	605	410	(488)
Other comprehensive loss	18,671	(34,334)	(13,028)
Total comprehensive income	308,716	331,811	232,896
Less: comprehensive income attributable to noncontrolling interest	(8,142)	(8,519)	(6,135)
Comprehensive income attributable to common shareholders	$300,574	$323,292	$226,761
Earnings per common share
Basic:
Income from continuing operations	$1.79	$2.36	$1.55
Income from discontinued operations	0.13	0.08	0.07
Income per common share – basic	$1.92	$2.44	$1.62
Diluted:
Income from continuing operations	$1.78	$2.35	$1.54
Income from discontinued operations	0.13	0.08	0.07
Income per common share – diluted	$1.91	$2.43	$1.61
Weighted average number of common shares outstanding
Basic	146,742	146,204	148,243
Diluted	147,541	146,889	148,843
Amounts attributable to common shareholders
Income from continuing operations	$263,805	$345,108	$229,164
Discontinued operations	18,535	11,709	10,319
Net income available to common shareholders	$282,340	$356,817	$239,483
See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2015	148,557,270	$149	$3,688,644	$(9,784)	$(632,048)	$3,046,961	$55,432	$3,919	$3,106,312	$7,537
Net proceeds from the issuance of common shares	1,328,017	—	38,797	—	—	38,797	—	—	38,797	—
Net income		—	—	—	239,483	239,483	5,720	249	245,452	472
Distributions		—	—	—	(282,123)	(282,123)	(6,868)	(249)	(289,240)	(472)
Share repurchase	(2,321,794)	(1)	(71,801)	—	—	(71,802)	—	—	(71,802)	—
Share-based compensation		—	13,763	—	—	13,763	—	—	13,763	—
Other comprehensive income - foreign currency translation		—	—	(12,245)	—	(12,245)	(295)	—	(12,540)	—
Other comprehensive income - derivative instruments		—	—	(477)	—	(477)	(11)	—	(488)	—
Redemption of noncontrolling interests – common units	14,491	—	224	—	—	224	(224)	—	—	—
Balance at December 31, 2015	147,577,984	148	3,669,627	(22,506)	(674,688)	2,972,581	53,754	3,919	3,030,254	7,537
Net proceeds from the issuance of common shares	802,834	—	13,029	—	—	13,029	—	—	13,029	—
Net income		—	—	—	356,817	356,817	8,598	258	365,673	472
Distributions		—	—	—	(278,764)	(278,764)	(6,780)	(258)	(285,802)	(472)
Share repurchase	(1,396,844)	(1)	(40,895)	—	—	(40,896)	—	—	(40,896)	—
Share-based compensation		—	15,699	—	—	15,699	—	—	15,699	—
Other comprehensive loss - foreign currency translation		—	—	(33,925)	—	(33,925)	(819)	—	(34,744)	—
Other comprehensive loss - derivative instruments		—	—	400	—	400	10	—	410	—
Acquisition of noncontrolling interests		—	(1,682)	—	—	(1,682)	—	982	(700)	—
Redemption of noncontrolling interests – common units	9,044	—	132	—	—	132	(132)	—	—	—
Balance at December 31, 2016	146,993,018	147	3,655,910	(56,031)	(596,635)	3,003,391	54,631	4,901	3,062,923	7,537
Net proceeds from the issuance of common shares	447,847	—	8,808	—	—	8,808	—	—	8,808	—
Net income		—	—	—	282,340	282,340	6,752	481	289,573	472
Distributions		—	—	—	(235,675)	(235,675)	(5,509)	(533)	(241,717)	(472)
Share-based compensation		—	10,108	—	—	10,108	—	—	10,108	—
Other comprehensive loss - foreign currency translation		—	—	17,643	—	17,643	423	—	18,066	—
Other comprehensive loss - derivative instruments		—	—	591	—	591	14	—	605	—
Redemption of noncontrolling interests – common units	9,826	—	152	—	—	152	(152)	—	—	—
Balance at December 31, 2017	147,450,691	$147	$3,674,978	$(37,797)	$(549,970)	$3,087,358	$56,159	$4,849	$3,148,366	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$290,045	$366,145	$245,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,887	207,673	229,779
Amortization of deferred financing costs	3,750	3,974	4,395
Expensed pursuit costs	5,066	1,016	605
Impairment - real estate assets, including discontinued operations	10,632	3,879	18,244
Loss on debt extinguishment	49	27,099	—
Equity in earnings of unconsolidated joint ventures	(17,155)	(21,970)	(3,149)
Distributions from unconsolidated joint ventures	—	—	2,444
Gain on property dispositions	(114,965)	(219,270)	(100,314)
Share-based compensation	14,119	19,850	17,152
Other	824	(6,128)	(9,937)
Changes in operating assets and liabilities:
Accounts receivable	3,512	421	1,009
Deferred rent receivable	(19,605)	(16,927)	(23,167)
Prepaid expenses and other assets	(33,663)	(32,442)	(15,145)
Accounts payable	10,151	8,943	1,822
Accrued interest	(82)	(4,276)	1,641
Other liabilities	66	3,075	7,818
Net cash provided by operating activities	336,631	341,062	379,121
INVESTING ACTIVITIES
Investment in properties – acquisitions	(255,639)	(9,216)	(111,811)
Investment in properties – other	(56,104)	(55,406)	(77,626)
Investments in and advances to unconsolidated joint ventures	(46,567)	(70,581)	(43,676)
Distributions from unconsolidated joint ventures	21,042	63,048	33,195
Net proceeds from disposition of properties/land	379,139	1,192,918	530,440
Investment in development in progress	(260,447)	(342,489)	(210,677)
Investment in land held for development	(105,564)	(107,400)	(150,523)
Payment of deferred leasing costs	(37,678)	(32,682)	(48,672)
Increase in escrows	(108,420)	(25,254)	(8,216)
Other	4,586	1,989	(2,094)
Net cash (used in) provided by investing activities	(465,652)	614,927	(89,660)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	8,808	13,029	38,797
Share repurchases, including shares related to tax withholdings	(5,107)	(46,268)	(76,035)
Proceeds from unsecured notes	—	396,648	398,576
Repayments of unsecured notes including prepayment premium	—	(723,368)	(316,000)
Repayments of mortgage loans	(7,795)	(29,538)	(175,364)
Proceeds from credit facility	835,036	591,300	1,122,700
Repayments on credit facility	(476,097)	(850,300)	(1,030,700)
Payment of deferred financing costs	(5,190)	(3,550)	(3,656)
Distribution paid on common shares	(246,589)	(279,248)	(282,582)
Distribution paid on units/noncontrolling interests	(6,835)	(8,212)	(7,596)
Net cash provided by (used in) financing activities	96,231	(939,507)	(331,860)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,790)	16,482	(42,399)
Increase (decrease) in cash, cash equivalents and restricted cash related to foreign currency translation	2,450	(4,828)	(2,901)
Cash, cash equivalents and restricted cash at beginning of year	56,025	44,371	89,671
Cash, cash equivalents and restricted cash at end of year	$25,685	$56,025	$44,371
See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2017	2016
ASSETS
Real estate:
Land and land improvements	$1,153,680	$1,060,065
Building and improvements	4,443,583	4,298,012
Less accumulated depreciation	(940,613)	(847,106)
Operating real estate	4,656,650	4,510,971
Development in progress	378,472	267,450
Land held for development	330,748	336,569
Net real estate	5,365,870	5,114,990
Cash and cash equivalents	11,882	43,642
Restricted cash	13,803	12,383
Accounts receivable, net	11,230	13,365
Deferred rent receivable, net	115,141	102,878
Deferred financing and leasing costs, net	159,250	147,038
Investments in and advances to unconsolidated joint ventures	288,456	245,078
Assets held for sale	182,228	164,888
Prepaid expenses and other assets	291,897	148,551
Total assets	$6,439,757	$5,992,813
LIABILITIES
Mortgage loans, net	$267,093	$276,650
Unsecured notes, net	2,283,513	2,280,286
Credit facilities	358,939	—
Accounts payable	79,605	64,951
Accrued interest	21,796	21,878
Distributions payable	60,330	71,501
Other liabilities	208,027	199,008
Liabilities held for sale	4,551	8,079
Total liabilities	3,283,854	2,922,353
Limited partners' equity - 301,483 preferred units outstanding as of December 31, 2017 and December 31, 2016	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,450,691 and 146,993,018 common units outstanding as of December 31, 2017 and December 31, 2016, respectively	3,087,358	3,003,391
Limited partners’ equity – 3,520,205 and 3,530,031 common units outstanding as of December 31, 2017 and December 31, 2016, respectively	56,159	54,631
Noncontrolling interest – consolidated joint ventures	4,849	4,901
Total owners’ equity	3,148,366	3,062,923
Total liabilities, limited partners' equity and owners’ equity	$6,439,757	$5,992,813

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
OPERATING REVENUE
Rental	$486,195	$519,368	$561,434
Operating expense reimbursement	150,910	178,389	212,526
Development service fee income	82,673	12,941	—
Total operating revenue	719,778	710,698	773,960
OPERATING EXPENSE
Rental property	66,018	94,177	123,997
Real estate taxes	90,187	95,202	101,647
General and administrative	56,975	67,088	68,264
Expensed pursuit costs	5,066	1,016	605
Depreciation and amortization	175,137	196,705	217,864
Development service fee expense	85,805	12,165	—
Impairment - real estate assets	3,946	3,879	17,215
Total operating expense	483,134	470,232	529,592
Operating income	236,644	240,466	244,368
OTHER INCOME (EXPENSE)
Interest and other income	7,778	13,817	23,758
Loss on debt extinguishment	(49)	(27,099)	—
Interest expense	(88,857)	(112,299)	(133,557)
Total other income (expense)	(81,128)	(125,581)	(109,799)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	155,516	114,885	134,569
Gain on property dispositions	100,387	219,270	100,314
Income taxes	(1,992)	(1,971)	(2,673)
Equity in earnings of unconsolidated joint ventures	17,155	21,970	3,149
Income from continuing operations	271,066	354,154	235,359
Discontinued operations (including net gain on property dispositions of $14,578 for the year ended December 31, 2017)	18,979	11,991	10,565
Net income	290,045	366,145	245,924
Noncontrolling interest – consolidated joint ventures	(481)	(258)	(249)
Preferred unit distributions	(472)	(472)	(472)
Income available to common unitholders	$289,092	$365,415	$245,203

Net income	$290,045	$366,145	$245,924
Other comprehensive income (loss) - foreign currency translation	18,066	(34,744)	(12,540)
Other comprehensive income (loss) - derivative instruments	605	410	(488)
Other comprehensive loss	18,671	(34,334)	(13,028)
Total comprehensive income	$308,716	$331,811	$232,896
Earnings per common unit
Basic:
Income from continuing operations	$1.79	$2.36	$1.55
Income from discontinued operations	0.13	0.08	0.07
Income per common unit - basic	$1.92	$2.44	$1.62
Diluted:
Income from continuing operations	$1.78	$2.35	$1.54
Income from discontinued operations	0.13	0.08	0.07
Income per common unit - diluted	$1.91	$2.43	$1.61
Weighted average number of common units outstanding
Basic	150,270	149,740	151,783
Diluted	151,069	150,425	152,383

Net income allocated to general partners	$282,340	$356,817	$239,483
Net income allocated to limited partners	7,224	9,070	6,192
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES		TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2015	148,557,270	3,553,566	$3,046,961	$55,432	$3,919		$3,106,312	$7,537
Contributions from partners	1,328,017		52,560	—	—		52,560	—
Distributions to partners			(282,123)	(6,868)	(249)		(289,240)	(472)
Unit repurchase	(2,321,794)		(71,802)	—	—	—	(71,802)	—
Other comprehensive loss - foreign currency translation			(12,245)	(295)	—		(12,540)	—
Other comprehensive loss - derivative instruments			(477)	(11)	—		(488)	—
Net income			239,483	5,720	249		245,452	472
Redemption of limited partners common units for common shares	14,491	(14,491)	224	(224)	—		—	—
Balance at December 31, 2015	147,577,984	3,539,075	2,972,581	53,754	3,919		3,030,254	7,537
Contributions from partners	802,834		28,728	—	—		28,728	—
Distributions to partners			(278,764)	(6,780)	(258)		(285,802)	(472)
Unit repurchase	(1,396,844)		(40,896)	—	—		(40,896)	—
Other comprehensive loss - foreign currency translation			(33,925)	(819)	—		(34,744)	—
Other comprehensive loss - derivative instruments			400	10	—		410	—
Net income			356,817	8,598	258		365,673	472
Acquisition of noncontrolling interests			(1,682)	—	982		(700)	—
Redemption of limited partners common units for common shares	9,044	(9,044)	132	(132)	—		—	—
Balance at December 31, 2016	146,993,018	3,530,031	3,003,391	54,631	4,901		3,062,923	7,537
Contributions from partners	447,847		18,916	—	—		18,916	—
Distributions to partners			(235,675)	(5,509)	(533)		(241,717)	(472)
Other comprehensive loss - foreign currency translation			17,643	423	—		18,066	—
Other comprehensive loss - derivative instruments			591	14	—		605	—
Net income			282,340	6,752	481		289,573	472
Redemption of limited partners common units for common shares	9,826	(9,826)	152	(152)	—		—	—
Balance at December 31, 2017	147,450,691	3,520,205	$3,087,358	$56,159	$4,849		$3,148,366	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$290,045	$366,145	$245,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,887	207,673	229,779
Amortization of deferred financing costs	3,750	3,974	4,395
Expensed pursuit costs	5,066	1,016	605
Impairment charges - real estate assets, including discontinued operations	10,632	3,879	18,244
Loss on debt extinguishment	49	27,099	—
Equity in earnings of unconsolidated joint ventures	(17,155)	(21,970)	(3,149)
Distributions from unconsolidated joint ventures	—	—	2,444
Gain on property dispositions	(114,965)	(219,270)	(100,314)
Noncash compensation	14,119	19,850	17,152
Other	824	(6,128)	(9,937)
Changes in operating assets and liabilities:
Accounts receivable	3,512	421	1,009
Deferred rent receivable	(19,605)	(16,927)	(23,167)
Prepaid expenses and other assets	(33,663)	(32,442)	(15,145)
Accounts payable	10,151	8,943	1,822
Accrued interest	(82)	(4,276)	1,641
Other liabilities	66	3,075	7,818
Net cash provided by operating activities	336,631	341,062	379,121
INVESTING ACTIVITIES
Investment in properties – acquisitions	(255,639)	(9,216)	(111,811)
Investment in properties – other	(56,104)	(55,406)	(77,626)
Investments in and advances to unconsolidated joint ventures	(46,567)	(70,581)	(43,676)
Distributions from unconsolidated joint ventures	21,042	63,048	33,195
Net proceeds from disposition of properties/land	379,139	1,192,918	530,440
Investment in development in progress	(260,447)	(342,489)	(210,677)
Investment in land held for development	(105,564)	(107,400)	(150,523)
Payment of deferred leasing costs	(37,678)	(32,682)	(48,672)
Increase in escrows	(108,420)	(25,254)	(8,216)
Other	4,586	1,989	(2,094)
Net cash (used in) provided by investing activities	(465,652)	614,927	(89,660)
FINANCING ACTIVITIES
Proceeds from unsecured notes	—	396,648	398,576
Repayments of unsecured notes including prepayment premium	—	(723,368)	(316,000)
Repayments of mortgage loans	(7,795)	(29,538)	(175,364)
Proceeds from credit facility	835,036	591,300	1,122,700
Repayments on credit facility	(476,097)	(850,300)	(1,030,700)
Payment of deferred financing costs	(5,190)	(3,550)	(3,656)
Capital contributions	8,808	13,029	38,797
Distributions to partners/noncontrolling interests	(258,531)	(333,728)	(366,213)
Net cash provided by (used in) financing activities	96,231	(939,507)	(331,860)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,790)	16,482	(42,399)
Increase (decrease) in cash, cash equivalents and restricted cash related to foreign currency translation	2,450	(4,828)	(2,901)
Cash, cash equivalents and restricted cash at beginning of year	56,025	44,371	89,671
Cash, cash equivalents and restricted cash at end of year	$25,685	$56,025	$44,371

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2017
1.     ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2017. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” means the Trust and Operating Partnership collectively.

The Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $17.3 million and $18.7 million as of December 31, 2017 and 2016, respectively.
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
In 2017, the Company began to separately classify expensed pursuit costs in the Consolidated Statements of Comprehensive Income. These costs, which were reclassed retrospectively for all periods, were formerly classified as general and administrative expense.

Concentration of Credit Risk
As of December 31, 2017, wholly owned properties were leased to 1,091 customers. The geographic locations that comprise greater than 10% of our rental and other revenues were Lehigh Valley/Central PA and Philadelphia. Our customers engage in a wide variety of businesses. No single customer generated more than 4.6% of our consolidated operating rental revenues during 2017.
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Capital improvements	15 - 20 years
Equipment	5 - 10 years
Tenant improvements	Term of the related lease
The Company capitalizes costs associated with development and redevelopment activities, capital improvements, tenant improvements and leasing activities, including compensation costs. Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development and redevelopment projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to development, redevelopment, capital improvements, and tenant improvements for the years ended December 31, 2017, 2016 and 2015 was $5.5 million, $7.2 million and $5.5 million, respectively. Construction related payables at December 31, 2017 and 2016 were $49.3 million and $37.1 million, respectively.
The Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. Lease values for acquired properties are determined based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease ("Market Value Intangible"). Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships ("Origination Value Intangible").
Acquisition-related costs for vacant properties are capitalized and included in net real estate at cost. Beginning on October 1, 2016, acquisition-related costs for properties with in-place leases deemed to be asset acquisitions are also capitalized and included in net real estate at cost. Expenditures for maintenance and repairs are charged to operations as incurred.
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
No other-than-temporary impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2015, 2016 or 2017.
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
The allowance for doubtful accounts at December 31, 2017 and 2016 was $6.6 million and $7.3 million, respectively. The Company recognized bad debt expense of $0.6 million, $0.6 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

	Nine months ended	Year ended
	September 30, 2016	December 31, 2015
	(unaudited)
Other income	$3,789	$6,159
General and administrative expense	$3,210	$3,730
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
Deferred Financing and Leasing Costs
Costs incurred in connection with the financing of the credit facilities or leasing are capitalized and amortized on a straight line basis over the term of the related loan or lease. Costs incurred in connection with the financing of mortgage loans or unsecured notes are reported as a deduction from the face amount of that liability and amortized on a straight line basis over the term of the related loan. Deferred financing cost amortization is reported as interest expense.
Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to these leasing services is capitalized and amortized as a deferred leasing cost over the term of the related lease. The total of this capitalized compensation was $3.6 million, $3.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2017 and December 31, 2016. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The carrying value of the outstanding amounts under the Company's credit facilities is also a reasonable estimate of fair value because interest rates float at a rate based on LIBOR.
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
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2017 and December 31, 2016. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes at December 31, 2016 and December 31, 2017 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2016	$276,650	$286,684	$2,280,286	$2,340,762
As of December 31, 2017	$267,093	$267,298	$2,283,513	$2,359,998
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other organizational and operational requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may still be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. The Company has considered the provisions of the Tax Cuts and Jobs Act (the "TCJA"), which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018, and does not expect the TCJA to have a material impact on its overall business operations or ability to continue to qualify as a REIT.
Several of the Company's subsidiaries are taxable REIT subsidiaries (each a "TRS") and are subject to federal and state income taxes separate from the Company. In general, a TRS may perform additional services for tenants and generally may engage in real estate or non-real estate businesses that are not permitted REIT activities. The Company itself is also subject to tax in certain states and the United Kingdom. Accordingly, the Company recognizes federal, state and foreign income taxes in accordance with US GAAP, as applicable. In addition, the TCJA implemented a one-time deemed repatriation tax on offshore corporate profits, including any such profits which the Company may have accumulated over the years in its offshore TRSs, at the reduced rates of 15.5% on cash assets and 8% on noncash assets.  The Company has reviewed its accumulated offshore earnings through December 31, 2017 and does not expect this provision of the TCJA will have a material impact on the Company’s overall financial condition or results of operation.
There are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company's policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There were no interest or penalties deducted in any of the years ended December 31, 2017, 2016 and 2015 and no interest and penalties accrued at December 31, 2017 or December 31, 2016 which related to any uncertain tax positions or significant unrecognized tax benefits.
Certain of the Company's TRSs had net operating loss ("NOL") carryforwards available of approximately $40.6 million as of December 31, 2017. The TCJA reduced the corporate federal tax rate in the U.S. to 21.0% effective for tax years beginning after December 31, 2017. As such, deferred tax assets and liabilities, where applicable, were remeasured using the lower corporate federal tax rate at December 31, 2017. These NOL carryforwards begin to expire in 2018. After taking into consideration future taxable income and consistent with prior periods, the Company has determined that a valuation allowance for the full carrying value of NOL carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and (in prior years) Luxembourg. With few exceptions, the Company and its subsidiaries are no longer subject to examination by taxing authorities in these jurisdictions for years prior to 2011.

The Federal tax cost basis of the wholly owned real estate was $6.8 billion and $6.5 billion at December 31, 2017 and 2016, respectively.
Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees' requisite service period. The Company recognizes forfeitures on share based compensation as they occur.
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
The New Revenue Standards clarify the required factors that an entity must consider when recognizing revenue and require additional disclosures concerning contracts with customers, judgments concerning revenue recognition, and assets recognized for the costs to obtain or fulfill a contract. The Company concluded that there are no revenue streams from its lease agreements that are covered by the New Revenue Standards with the exception of non-lease components as further discussed below. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases goes into effect on January 1, 2019, the Company believes that the New Revenue Standards will apply to components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), which could affect the recognition pattern for such revenue.
The Company has completed its evaluation of the New Revenue Standards' impact on its remaining revenue streams. The Company adopted this standard effective January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The New Revenue Standards will not have a material impact on the measurement and recognition of gains and losses on the sale of properties. The New Revenue Standards will not have a material impact on the amount and timing of recognizing its development service fee income, which is currently accounted for under the percentage of completion method based on applicable costs incurred and estimated to be incurred. The Company has completed its evaluation of the standard's impact on its revenue streams. The Company does not believe the adoption of the New Revenue Standards will have a material impact on the consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). ASU 2016-05 states that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under FASB Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted ASU 2016-05 beginning January 1, 2017 on a prospective basis. The adoption of ASU 2016-05 did not have a material impact on its financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09. ASU 2016-09 is designed to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 beginning January 1, 2017. Certain amendments in the standard were applied retrospectively and certain amendments were applied prospectively. The adoption of ASU 2016-09 did not have a material impact on its financial position and results of operations. The impact of the implementation of ASU 2016-09 is shown in the table below.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”) , which requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. The Company adopted ASU 2016-18 as of December 31, 2017.
The impact of the implementation of ASU 2016-18 and ASU 2016-09 was as follows:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities (prior to adoption of ASU 2016-09 and ASU 2016-18)	$331,337	$333,021	$385,366
Impact of including restricted cash with cash and cash equivalents	187	2,669	(10,478)
Impact of including shares related to tax withholdings in financing activities	5,107	5,372	4,233
Net cash provided by operating activities (after adoption of ASU 2016-09 and ASU 2016-18)	$336,631	$341,062	$379,121

Net cash (used in) provided by investing activities (prior to adoption of ASU 2016-18)	$(465,652)	$613,402	$(89,660)
Impact of including restricted cash with cash and cash equivalents	—	1,525	—
Net cash (used in) provided by investing activities (after adoption of ASU 2016-18)	$(465,652)	$614,927	$(89,660)

Net cash provided by (used in) financing activities (prior to adoption of ASU 2016-09)	$101,338	$(934,135)	$(327,627)
Impact of including shares related to tax withholdings in financing activities	(5,107)	(5,372)	(4,233)
Net cash provided by (used in) financing activities (prior to adoption of ASU 2016-09)	$96,231	$(939,507)	$(331,860)
In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sale, of nonfinancial assets to noncustomers. The Company adopted ASU 2017-05 effective January 1, 2018 on a modified retrospective method and the adoption will not have a material effect on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 is effective for the Company beginning January 1, 2018. Early adoption is permitted. The new guidance will be applied prospectively to awards modified on or after the adoption date. The Company does not believe the adoption of the ASU 2017-09 will have a material impact on the consolidated financial statements.
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

3.     INCOME PER COMMON SHARE OF THE TRUST

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	2017			2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$263,805	146,742	$1.79	$345,108	146,204	$2.36
Dilutive shares for long-term compensation plans	—	799		—	685
Income from continuing operations net of noncontrolling interest - diluted	$263,805	147,541	$1.78	$345,108	146,889	$2.35
Discontinued operations net of noncontrolling interest - basic	$18,535	146,742	$0.13	$11,709	146,204	$0.08
Dilutive shares for long-term compensation plans	—	799		—	685
Discontinued operations net of noncontrolling interest - diluted	$18,535	147,541	$0.13	$11,709	146,889	$0.08
Net income available to common shareholders - basic	$282,340	146,742	$1.92	$356,817	146,204	$2.44
Dilutive shares for long-term compensation plans	—	799		—	685
Net income available to common shareholders - diluted	$282,340	147,541	$1.91	$356,817	146,889	$2.43

	2015
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$229,164	148,243	$1.55
Dilutive shares for long-term compensation plans	—	600
Income from continuing operations net of noncontrolling interest - diluted	$229,164	148,843	$1.54
Discontinued operations net of noncontrolling interest - basic	$10,319	148,243	$0.07
Dilutive shares for long-term compensation plans	—	600
Discontinued operations net of noncontrolling interest - diluted	$10,319	148,843	$0.07
Net income available to common shareholders - basic	$239,483	148,243	$1.62
Dilutive shares for long-term compensation plans	—	600
Net income available to common shareholders - diluted	$239,483	148,843	$1.61

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. There were no anti-dilutive options in 2017. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common share as the exercise price was higher than the average share price of the Company in 2016 and 2015 were 0.8 million and 1.5 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, 193,000, 369,000 and 65,000 common shares, respectively, were issued upon the exercise of options.
During the years ended December 31, 2017, 2016 and 2015, individuals acquired 9,826, 9,044 and 14,491 common shares, respectively, in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2017, 2016 and 2015, declared dividends per common share were $1.60, $1.90 and $1.90, respectively.

4.    INCOME PER COMMON UNIT OF THE OPERATING PARTNERSHIP

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	2017			2016
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$270,585			$353,896
Less: Preferred unit distributions	(472)			(472)
Income from continuing operations available to common unitholders - basic	$270,113	150,270	$1.79	$353,424	149,740	$2.36
Dilutive units for long-term compensation plans	—	799		—	685
Income from continuing operations available to common unitholders - diluted	$270,113	151,069	$1.78	$353,424	150,425	$2.35
Income from discontinued operations - basic	$18,979	150,270	$0.13	$11,991	149,740	$0.08
Dilutive units for long-term compensation plans		799			685
Income from discontinued operations - diluted	$18,979	151,069	$0.13	$11,991	150,425	$0.08
Income available to common unitholders - basic	$289,092	150,270	$1.92	$365,415	149,740	$2.44
Dilutive units for long-term compensation plans		799			685
Income available to common unitholders - diluted	$289,092	151,069	$1.91	$365,415	150,425	$2.43

	2015
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$235,110
Less: Preferred unit distributions	(472)
Income from continuing operations available to common unitholders - basic	$234,638	151,783	$1.55
Dilutive units for long-term compensation plans	—	600
Income from continuing operations available to common unitholders - diluted	$234,638	152,383	$1.54
Income from discontinued operations - basic	$10,565	151,783	$0.07
Dilutive units for long-term compensation plans	—	600
Income from discontinued operations - diluted	$10,565	152,383	$0.07
Income available to common unitholders - basic	$245,203	151,783	$1.62
Dilutive units for long-term compensation plans	—	600
Income available to common unitholders - diluted	$245,203	152,383	$1.61

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. There were no anti-dilutive options in 2017. The amounts of anti-dilutive options that were excluded from the computation of diluted income per common unit as the exercise price was higher than the average unit price of the Company in 2016 and 2015 were 0.8 million and 1.5 million, respectively.
During the years ended December 31, 2017, 2016 and 2015, 193,000, 369,000 and 65,000 common units, respectively, were issued upon the exercise of options.
During the years ended December 31, 2017, 2016 and 2015, individuals acquired 9,826, 9,044 and 14,491 common shares of the Trust in exchange for the same number of common units of the Operating Partnership. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for the common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2017, 2016 and 2015, declared dividends per common unit were $1.60, $1.90 and $1.90, respectively.

5.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	December 31,
	2017	2016
Foreign Currency Translation:
Beginning balance	$(56,767)	$(22,023)
Translation adjustment	18,066	(34,744)
Ending balance	(38,701)	(56,767)

Derivative Instruments:
Beginning balance	(455)	(865)
Unrealized loss	152	(659)
Reclassification adjustment (1)	453	1,069
Ending balance	150	(455)
Total accumulated other comprehensive loss	(38,551)	(57,222)
Less: portion included in noncontrolling interest – operating partnership	754	1,191
Total accumulated other comprehensive loss included in shareholders' equity	$(37,797)	$(56,031)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
6.     REAL ESTATE
The Company owns and operates industrial and office properties. The carrying value of these operating properties by type as of December 31, 2017 and 2016 is as follows (in thousands):

	Land	Building
	and Land	and		Accumulated
	Improvements	Improvements	Total	Depreciation
2017
Industrial properties	$1,001,454	$3,873,830	$4,875,284	$814,301
Office properties	152,226	569,753	721,979	126,312

2017 Total	$1,153,680	$4,443,583	$5,597,263	$940,613

2016
Industrial properties	$914,428	$3,725,331	$4,639,759	$719,658
Office properties	145,637	572,681	718,318	127,448

2016 Total	$1,060,065	$4,298,012	$5,358,077	$847,106
Depreciation expense was $148.9 million, $166.8 million and $181.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Information on the operating properties the Company sold during the years ended December 31, 2017, 2016 and 2015 is as follows:
2017 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Chicago/Minneapolis	3	—	136,110	$8,917
Florida	—	16	—	13,256
Houston	1	42	206,808	36,145
Lehigh/Central PA	2	44	1,683,876	249,045
Southeastern PA	4	3	313,410	56,156
Other	—	8	—	3,739
Total	10	113	2,340,204	$367,258
2016 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Chicago/Minneapolis	24	5	2,037,275	$199,825
Florida	51	12	3,509,641	505,828
Lehigh/Central PA	1	—	120,777	11,200
Philadelphia	—	1	—	2,640
Southeastern PA	31	—	2,165,002	266,821
Other	18	18	1,631,295	224,241
Total	125	36	9,463,990	$1,210,555

2015 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Carolinas/Richmond	22	3	1,319,299	$110,054
Chicago/Minneapolis	2	—	222,642	25,700
Florida	4	—	874,125	55,425
Southeastern PA	46	20	2,724,489	316,583
Other	7	—	569,618	37,371
Total	81	23	5,710,173	$545,133

Included in the sales for the year ended December 31, 2015 are 22 properties and three acres of land in the Carolinas/Richmond segment that the Company sold for $110.3 million to a firm in which the brother of David L. Lingerfelt, a member of the Company's Board of Trustees, has an equity interest.
During the year ended December 31, 2015, the Company completed a portfolio sale consisting of 41 properties and 20 acres of land in the Southeastern PA segment. As of December 31, 2016, the Company had deferred gain recognition related to this sale in the amount of $14.3 million which is recorded in other liabilities on the accompanying consolidated balance sheets. During the year ended December 31, 2017, the contingency related to the portfolio sale was settled and the Company recognized the deferred gain in the accompanying statements of comprehensive income.

Information on the operating properties and land parcels the Company acquired during the years ended December 31, 2017, 2016 and 2015 is as follows:
2017 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Carolinas/Richmond	—	11	—	$1,242
Lehigh/Central PA	—	95	—	17,798
United Kingdom	—	35	—	12,550
Other	8	113	1,861,879	264,808
Total	8	254	1,861,879	$296,398
2016 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Carolinas/Richmond	—	13	—	$2,251
Chicago/Minneapolis	1	6	73,160	11,064
Lehigh/Central PA	—	76	—	15,395
Philadelphia	—	6	—	13,943
Southeastern PA	—	8	—	3,344
Other	—	108	—	14,895
Total	1	217	73,160	$60,892

2015 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Carolinas/Richmond	—	94	—	$1,727
Chicago/Minneapolis	1	188	197,956	24,541
Houston	3	139	921,196	86,497
Lehigh/Central PA	—	281	—	62,402
Other	1	56	410,059	45,248
Total	5	758	1,529,211	$220,415

Subsequent to December 31, 2017, the Company closed on the acquisition of a 400,000 square foot property in its Southern California segment for a Total Investment of $92.7 million.
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
Liberty Venture I, LP
As of December 31, 2017, the Company had a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company's New Jersey reportable segment.
As of December 31, 2017, the joint venture owned 28 industrial properties totaling 4.5 million square feet. The joint venture also had one property under development, which is expected to comprise, upon completion, 302,000 square feet and is expected to represent a Total Investment of $21.1 million.
During the year ended December 31, 2015, the joint venture realized gross proceeds of $8.5 million from the sale of one property totaling 198,000 square feet.
The Company had a receivable from Liberty Venture I, LP for $223,000 and $250,000 as of December 31, 2017 and 2016, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $1.6 million, $2.3 million and $1.6 million in fees for services during the years ended December 31, 2017, 2016 and 2015, respectively.
Kings Hill Unit Trust
As of December 31, 2017, the Company had a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office properties in the County of Kent, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2017, the joint venture owned 14 office properties totaling 489,000 square feet. A cash sweep of net cash flow is required to be implemented under the mortgage loan encumbering such properties until such time as a loan-to-value milestone is satisfied. In lieu thereof, the joint venture and the bank have agreed to a partial pay down of the mortgage loan in 2018.
The Company had notes receivable from Kings Hill Unit Trust for an aggregate of $4.7 million and $4.1 million as of December 31, 2017 and 2016, respectively. The note receivable bears interest at a rate of 10% and is due in November 2020. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $122,000 and $121,000 as of December 31, 2017 and 2016, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $302,000, $293,000 and $304,000 in fees for services during the years ended December 31, 2017, 2016 and 2015, respectively.
Liberty Illinois, LP
As of December 31, 2017, the Company had a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company's Chicago/Minneapolis reportable segment.
As of December 31, 2017, the joint venture owned 12 industrial properties totaling 4.9 million square feet and 248 acres of developable land.
During the year ended December 31, 2016, the joint venture sold four properties containing 636,000 square feet for $32.5 million. The Company's share of gain on property dispositions was $1.0 million and is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.

The Company had a receivable from Liberty Illinois, LP for $5,000 and $132,000 as of December 31, 2017 and 2016, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $0.9 million, $1.0 million and $1.3 million in fees for services during the years ended December 31, 2017, 2016 and 2015, respectively.
Liberty Washington, LP
As of December 31, 2017, the Company had a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Washington, D.C (and formerly Northern Virginia). This joint venture's properties are part of the Company's DC Metro reportable segment. During the year ended December 31, 2016, the Company divested itself of properties in this joint venture that were located in Northern Virginia (see below). These properties had been part of a reportable segment classified as Other.
As of December 31, 2017, the joint venture owned two office properties totaling 451,000 square feet.
During the year ended December 31, 2017, the Company concluded that a property owned by this joint venture had an indicator of impairment as it anticipated a shortened hold period, major lease expiration and significant capital investment. The joint venture recognized impairment charges of $15.9 million. The Company's share of this impairment charge was $4.0 million. The impairment charges were related to the Company's DC Metro reportable segment and the Company's share was included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. The Company determined these impairments based on estimated future discounted cash flows. This is a Level 3 fair value calculation.
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
The Company had a receivable from Liberty Washington, LP for $316,000 and $322,000 as of December 31, 2017 and 2016, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
During the year ended December 31, 2015, the Company concluded that certain of the properties owned by this joint venture were impaired and the joint venture recognized impairment charges of $56.8 million. The Company's share of this impairment charge was $11.5 million. The impairment charges were related to the Company's Northern Virginia reportable segment and the Company's share was included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. The Company determined these impairments based on third party offer prices. This is a Level 2 fair value calculation.
The Company recognized $1.1 million, $2.0 million and $4.8 million in fees for services during the years ended December 31, 2017, 2016 and 2015, respectively.

Liberty/Comcast 1701 JFK Boulevard, LP
As of December 31, 2017, the Company had a 20% interest in Liberty/Comcast 1701 JFK Boulevard LP ("Liberty/Comcast"), formerly known as Liberty/Commerz 1701 JFK Boulevard, LP, an entity engaged in the ownership of a 1.25 million square foot office tower in Philadelphia, Pennsylvania. During the year ended December 31, 2015, the limited partnership agreement was amended to replace the general partner and admit a new general partner. As a result of this amendment the Company determined that this joint venture is a VIE. Because the Company and its third party partner share control of the joint venture as both parties have the power to direct its activities, the Company determined that it is not the primary beneficiary and that the equity method of accounting is appropriate. This joint venture is part of the Company's Philadelphia reportable segment.
The Company had a payable to this joint venture for $59,000 as of both December 31, 2017 and 2016. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from this joint venture for $272,000 and $401,000 as of December 31, 2017 and 2016, respectively. This related party receivable is reflected in prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $2.7 million, $2.7 million and $2.7 million in fees for services during the years ended December 31, 2017, 2016 and 2015, respectively.
Subsequent to December 31, 2017, the joint venture paid in full the $305.2 million mortgage loan on the office building. This was funded through loans from the joint venture partners in proportion to their ownership interests.
Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the "Project") located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building will include 1.3 million square feet of leasable office space (the "Office") and a 217-room Four Seasons Hotel (the "Hotel") (collectively, "Liberty Property 18th and Arch"). Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $953.7 million.  The Company's investment in the project is expected to be approximately $190.7 million with 20% ownership interests in both joint ventures. As of December 31, 2017, the Company's investment in these joint ventures was $177.8 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
During the year ended December 31, 2017, the joint venture for Liberty Property 18th & Arch brought into service 1.1 million square feet of office space representing a Total Investment of $599.6 million. The remaining 250,000 square feet of office space and the 217-room Four Seasons hotel representing an aggregate Total Investment of $354.1 million continued to be developed by the joint ventures as of December 31, 2017.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third party contractor to construct the Project. The Company is accounting for the development of the Project using the percentage of completion method. The Company recognized a loss of $3.5 million for the year ended December 31, 2017, and income of $0.6 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively, in developer service fee income, net of developer service fee expense and other related expenses. The Company believes it has applied reasonable estimates and judgments in determining the amount of estimated development costs for the Project. The Company has recently been notified, however, that there are additional construction costs in connection with the Project. Until such time as the Company receives appropriate information concerning the amount and nature of these additional costs and has an opportunity to investigate them, it is not possible to estimate the amount of possible additional costs, if any, that the Company may incur in connection with its guarantee beyond the obligations of the contractor under its guaranteed maximum price contracts.

The Company had a receivable from this joint venture of $466,000 and $1.3 million as of December 31, 2017 and 2016, respectively. This receivable is included in prepaid expenses and other assets in the Company's consolidated balance sheets.
During the year ended December 31, 2016, the joint venture sold three residential condominium units located on the 45th floor containing 14,700 square feet for $14.3 million. The Company's share of gain on property dispositions was $0.3 million and is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.

The Company will manage and lease the Office and Four Seasons Hotels Limited will manage the Hotel. The Company recognized $230,000, $75,000 and $75,000 in related fee income during the years ended December 31, 2017, 2016 and 2015, respectively.
Other Joint Ventures
As of December 31, 2017, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has seven operating properties and an investment in land held for development and is part of the Company's Florida reportable segment. One of these joint ventures sold its real estate assets in 2016 and was part of the Company's United Kingdom reportable segment. The sales price was $13.7 million and the Company's share of the loss on sale was $6,000. This amount is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
One joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company's United Kingdom reportable segment. The Company had a note payable due to this joint venture of $2.5 million and $2.3 million as of December 31, 2017 and 2016, respectively. The note payable is interest free and is due upon written notice from the joint venture. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
Additionally, as of December 31, 2017, the Company had a 20% ownership interest in an unconsolidated joint venture that acquired one redevelopment property comprising 48,000 square feet for $15.0 million. This joint venture also owns one acre of developable land and is part of the Company's Philadelphia reportable segment.
The Company's share of each of the joint venture's earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
Summary Financial Data
The condensed balance sheets as of December 31, 2017 and 2016 and condensed statements of operations for the years ended December 31, 2017, 2016 and 2015 for Liberty Venture I LP, Kings Hill Unit Trust, Liberty Illinois, LP, Liberty Washington LP, Liberty/Comcast, Liberty Property 18th & Arch, and the other unconsolidated joint ventures are as follows (in thousands):
Condensed Balance Sheets:

	December 31, 2017
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other	Total
Real estate assets	$229,600	$152,998	$252,593	$274,847	$496,210	$551,874	$98,589	$2,056,711
Accumulated depreciation	(48,629)	(30,028)	(57,444)	(49,106)	(138,943)	(4,070)	(10,995)	(339,215)
Real estate assets, net	180,971	122,970	195,149	225,741	357,267	547,804	87,594	1,717,496
Development in progress	18,337	—	—	—	—	289,767	—	308,104
Land held for development	—	—	33,500	—	—	—	41,075	74,575
Other assets	20,722	10,957	16,337	18,566	49,755	98,191	24,263	238,791
Total assets	$220,030	$133,927	$244,986	$244,307	$407,022	$935,762	$152,932	$2,338,966

Debt	$166,295	$92,131	$138,869	$102,624	$305,223	$—	$63,999	$869,141
Other liabilities	4,117	28,056	7,548	4,954	9,488	102,982	8,420	165,565
Equity	49,618	13,740	98,569	136,729	92,311	832,780	80,513	1,304,260
Total liabilities and equity	$220,030	$133,927	$244,986	$244,307	$407,022	$935,762	$152,932	$2,338,966

Company's net investment in unconsolidated joint ventures (1)	$10,425	$6,100	$14,980	$34,107	$17,307	$177,843	$27,694	$288,456

	December 31, 2016
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast	18th and Arch (2)	Other	Total
Real estate assets	$226,313	$137,960	$251,765	$289,627	$495,842	$—	$71,722	$1,473,229
Accumulated depreciation	(42,779)	(26,872)	(51,901)	(44,235)	(125,014)	—	(9,702)	(300,503)
Real estate assets, net	183,534	111,088	199,864	245,392	370,828	—	62,020	1,172,726
Development in progress	6,886	—	—	—	—	671,032	—	677,918
Land held for development	—	—	31,567	—	—	—	42,259	73,826
Other assets	23,494	9,603	19,036	18,749	48,074	52,053	29,654	200,663
Total assets	$213,914	$120,691	$250,467	$264,141	$418,902	$723,085	$133,933	$2,125,133

Debt	$154,386	$83,846	$137,294	$103,667	$309,475	$—	$57,660	$846,328
Other liabilities	6,673	24,513	8,433	4,385	9,964	95,574	17,155	166,697
Equity	52,855	12,332	104,740	156,089	99,463	627,511	59,118	1,112,108
Total liabilities and equity	$213,914	$120,691	$250,467	$264,141	$418,902	$723,085	$133,933	$2,125,133

Company's net investment in unconsolidated joint ventures (1)	$11,175	$5,349	$15,339	$38,863	$18,688	$132,952	$22,712	$245,078

Condensed Statements of Operations:

	Year Ended December 31, 2017
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$31,079	$12,976	$23,711	$25,439	$65,372	$16,544	$11,118	$186,239
Operating expense	8,101	4,756	7,989	9,147	26,474	3,417	3,365	63,249
Net operating income	22,978	8,220	15,722	16,292	38,898	13,127	7,753	122,990

Interest	(5,801)	(2,329)	(5,882)	(4,065)	(19,411)	—	(2,807)	(40,295)
Depreciation and amortization	(7,598)	(3,238)	(6,918)	(5,926)	(14,485)	(4,077)	(2,124)	(44,366)
Other income (expense)	(100)	(4)	(71)	(65)	(325)	(547)	15,549	14,437
Gain (loss) on sale/impairment	—	—	—	(15,910)	—	30	—	(15,880)
Net income (loss)	$9,479	$2,649	$2,851	$(9,674)	$4,677	$8,533	$18,371	$36,886

Company's equity in earnings (loss) of unconsolidated joint ventures	$2,914	$660	$2,118	$(1,941)	$1,659	$1,782	$9,963	$17,155

	Year Ended December 31, 2016
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$25,149	$11,926	$26,599	$39,727	$65,587	$—	$9,888	$178,876
Operating expense	6,835	4,854	9,961	15,935	26,761	280	2,801	67,427
Net operating income	18,314	7,072	16,638	23,792	38,826	(280)	7,087	111,449

Interest	(4,182)	(2,554)	(7,243)	(10,866)	(19,737)	—	(2,462)	(47,044)
Depreciation and amortization	(6,375)	(3,557)	(7,589)	(10,750)	(14,513)	—	(1,925)	(44,709)
Other income (expense)	50	(77)	64	257	(213)	1,270	7,123	8,474
Gain (loss) on sale/impairment	—	—	4,068	40,943	—	—	(11)	45,000
Net income	$7,807	$884	$5,938	$43,376	$4,363	$990	$9,812	$73,170

Company's equity in earnings (loss) of unconsolidated joint ventures	$2,332	$275	$2,065	$10,857	$1,594	$213	$4,634	$21,970

	Year Ended December 31, 2015
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$23,708	$12,602	$26,085	$71,101	$68,444	$—	$9,387	$211,327
Operating expense	7,977	5,261	9,303	27,384	29,692	221	2,727	82,565
Net operating income	15,731	7,341	16,782	43,717	38,752	(221)	6,660	128,762

Interest	(5,415)	(6,116)	(8,441)	(17,353)	(19,936)	—	(2,248)	(59,509)
Depreciation and amortization	(6,399)	(3,954)	(7,406)	(20,725)	(14,442)	—	(1,840)	(54,766)
Other income (expense)	68	45,604	29	531	(227)	30	9,925	55,960
Income (loss) from discontinued operations	760	—	—	(56,792)	—	—	—	(56,032)
Net income (loss)	$4,745	$42,875	$964	$(50,622)	$4,147	$(191)	$12,497	$14,415

Company's equity in earnings (loss) of unconsolidated joint ventures	$1,540	$(425)	$807	$(7,314)	$2,053	$(29)	$6,517	$3,149

(1)
Differences between the Company's net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture are primarily a result of impairments related to the Company's investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. These adjustments have resulted in an aggregate difference reducing the Company's investments in unconsolidated joint ventures by $3.0 million and $1.4 million as of December 31, 2017 and 2016, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

(2)	Represents the combined results of two joint ventures related to the property at 18th and Arch Streets, Philadelphia.

(3)
Other income/(expense) for this group of joint ventures reflects gains related to the sales of land leasehold interests totaling $16.0 million, $7.1 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.     DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs were comprised of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred financing costs	$17,044	$11,917
Deferred leasing costs	198,767	179,161
Market value intangible	18,802	19,451
Origination value intangible	90,116	83,485
	324,729	294,014
Accumulated amortization:
Deferred financing costs	11,002	10,152
Deferred leasing costs	80,434	70,842
Market value intangible	14,324	12,625
Origination value intangible	59,719	53,357
	165,479	146,976
Deferred financing and leasing costs, net	$159,250	$147,038
Amortization of deferred financing costs was $3.8 million, $4.0 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of deferred leasing costs and origination value intangible was $31.6 million, $37.1 million and $44.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the remaining weighted-average amortization period was 3.2 years for market value intangible and 5.5 years for origination value intangible.
The table above includes market value intangible assets. There were also $9.6 million and $4.4 million of unamortized market value intangible liabilities as of December 31, 2017 and 2016, respectively. These liabilities are included as other liabilities in the accompanying consolidated balance sheets of the Company. Amortization of the aggregate asset and liability for market value intangible was an expense of $1.3 million, $1.6 million and $1.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts were included as a decrease in rental revenue in the accompanying consolidated statements of comprehensive income.
The aggregate amortization of net market value intangible assets and liabilities is a decrease (increase) in rental revenue over the next five years and thereafter as follows (in thousands):

2018	$242
2019	(265)
2020	(858)
2021	(891)
2022	(762)
Thereafter	(2,637)
Total	$(5,171)
The aggregate amortization expense for origination value intangible asset for the next five years and thereafter is as follows (in thousands):

2018	$9,748
2019	6,437
2020	3,664
2021	2,839
2022	2,158
Thereafter	5,551
Total	$30,397

9.     INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the Company's Credit Facilities (see below). The weighted average interest rates for the years ended December 31, 2017, 2016 and 2015 were 3.8%, 4.3% and 4.6%, respectively. Interest costs during the years ended December 31, 2017, 2016 and 2015 in the amount of $21.0 million, $24.1 million and $16.7 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2017, 2016 and 2015 was $111.8 million, $142.7 million and $149.6 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading "Credit Facilities." As of December 31, 2017, the Company was in compliance with all financial and non-financial covenants.
The scheduled principal amortization and maturities of the Company's mortgage loans, unsecured notes outstanding and the Credit Facilities (as defined below) and the related weighted average interest rates at December 31, 2017 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facilities	Total	Rate
2018	$6,565	$26,995	$—	$—	$33,560	3.20%
2019	6,504	50,043	—	—	56,547	3.95%
2020	3,539	67,361	350,000	—	420,900	4.66%
2021	2,504	65,009	—	358,939	426,452	2.62%
2022	2,172	—	400,000	—	402,172	4.13%
2023	2,281	—	300,000	—	302,281	3.39%
2024	2,395	—	450,000	—	452,395	4.40%
2025	2,503	—	400,000	—	402,503	3.76%
2026	2,494	1,946	400,000	—	404,440	3.26%
2027 and thereafter	19,800	—	—	—	19,800	4.84%
Subtotal	$50,757	$211,354	$2,300,000	$358,939	$2,921,050	3.77%
Reconciling items (1)	4,982	—	(16,487)	—	(11,505)
Total for consolidated balance sheet	$55,739	$211,354	$2,283,513	$358,939	$2,909,545

(1)	Includes deferred financing costs, premium/discount and market adjustments.
Mortgage Loans and Unsecured Notes
Mortgage loans with maturities ranging from 2018 to 2033 were collateralized by and in some instances cross-collateralized by properties with a net book value of $491.7 million as of December 31, 2017.
The interest rates on $2,562.1 million of mortgage loans (including $96.2 million fixed via a swap arrangement - see Footnote 20 - Derivative Instruments) and unsecured notes are fixed and range from 3.0% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.5 years.

Credit Facilities

The Company has maintained an unsecured credit facility throughout 2015, 2016 and 2017. During that period the Company has replaced, restated and amended its credit facility. This activity has resulted in changes to borrowing capacity, due dates, borrowing costs and covenant calculations. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The Credit Facility includes a revolving credit facility for aggregate borrowings of $800 million and a delayed draw term loan facility for aggregate borrowings of $100 million. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company's ratings as of December 31, 2017, borrowings under the revolving credit facility currently bear interest at LIBOR plus 0.875% and the delayed draw term loan facility bear interest at LIBOR plus 0.95%. The Credit Facility also contains an annual facility fee, the rate of which is currently 0.15% of the aggregate loan commitments. The Credit Facility provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Credit Facility expires in October 2021 and has two six-month extensions at the Company's option, subject to the payment of a stated fee. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the revolving facility. There were $355.0 million borrowings outstanding under the revolving credit facility and no borrowings under the delayed draw term loan facility as of December 31, 2017. As of December 31, 2017, letters of credit to third parties totaling $5.1 million had been issued for the account of the Company under this Credit Facility. The Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.60:1;

•	adjusted earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%

•	secured debt to total asset value must equal or be less than 35%; and

•	unencumbered adjusted net operating income to unsecured interest expense must equal or exceed 175%.

In October 2017, the Company entered into a credit agreement for a working capital facility for aggregate borrowings of up to $30 million. This facility has the same maturity date, facility fee and interest rate borrowing terms as the revolving credit facility described above. There were $3.9 million in borrowings outstanding under the working capital facility as of December 31, 2017.

Activity

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

In October 2017, the Company replaced its existing $800 million Credit Facility with a new $800 million revolving credit facility and a $100 million delayed draw term loan facility. Additionally, the Company entered into a working capital facility for aggregate borrowings of up to $30 million.
10.     LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2017 are as follows (in thousands):

2018	$493,131
2019	462,698
2020	394,462
2021	334,969
2022	273,715
Thereafter	1,102,030
Total	$3,061,005
In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of comprehensive income.

11.     NONCONTROLLING INTEREST - OPERATING PARTNERSHIP / LIMITED PARTNERS' EQUITY - PREFERRED UNITS
As of December 31, 2017, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Preferred distributions related to the Series I units were $472,000 for each of the years ended December 31, 2017, 2016 and 2015.

12.     SHAREHOLDERS' EQUITY - TRUST
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $252.3 million, $285.9 million and $289.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. On a per share basis, the Company paid common share and common unit distributions of $1.675 during the year ended December 31, 2017 and $1.90 during each of the years ended December 31, 2016 and 2015.
The following unaudited table summarizes the taxability of common share distributions (taxability for 2017 is estimated):

	2017	2016	2015

Ordinary dividend	$1.5369	$1.0319	$1.4348
Qualified dividend	0.0150	0.0013	—
Capital gain - 20%	0.0482	—	0.1112
IRC Sec 1250 unrecaptured gain - 25%	0.0749	0.6176	0.3372
Return of capital	—	0.2492	0.0168
Total	$1.6750	$1.9000	$1.9000

The Company's tax return for the year ended December 31, 2017 has not been filed. The taxability information presented for the 2017 distributions is based upon the best available data at the time of this filing. In addition, certain of the Company's prior federal income tax returns may still be subject to examination by various taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions being reported here could be changed at a later date as a result of an examination and final determination by such taxing authorities.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2017 have the same economic characteristics as common shares of the Trust. The 3,520,205 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,520,205 outstanding common units based on the closing price of the common shares of the Company at December 31, 2017 was $151.4 million.
No common units were issued in connection with acquisitions during 2017, 2016 or 2015.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2017, 2016, and 2015, 42,366, 56,426, and 1,036,437 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company's existing credit facility and for general corporate purposes.
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity, of which $125.0 million remains available. The Company did not sell any common shares pursuant to its continuous equity offering program during 2017, 2016 or 2015.
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
During the years ended December 31, 2016 and 2015, the Company purchased an aggregate of 1.4 million and 2.3 million common shares, respectively, for $40.9 million and $71.8 million, respectively, as part of the share repurchase plan. There were no share repurchases under this plan in 2017.
In September 2017, the Company's Board of Trustees re-authorized this plan for up to $250 million of the Company's outstanding shares. No purchases have been made as of December 31, 2017 under this re-authorized plan.

13.     OWNERS' EQUITY - OPERATING PARTNERSHIP

Common Units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of December 31, 2017 have the same economic characteristics as common shares of the Trust. The 3,520,205 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,520,205 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,520,205 outstanding common units at December 31, 2017 based on the closing price of the common shares of the Company at December 31, 2017 was $151.4 million.
No common units were issued in connection with acquisitions during 2017, 2016 or 2015.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2017, 2016, and 2015, 42,366, 56,426, and 1,036,437 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. A corresponding number of common units were issued by the Operating Partnership. The Company used the proceeds to pay down outstanding borrowings under the Company's existing credit facility and for general corporate purposes.

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
During the years ended December 31, 2016 and 2015, the Company purchased an aggregate of 1.4 million and 2.3 million common shares, respectively, for $40.9 million and $71.8 million, respectively, as part of the share repurchase plan. In connection with these repurchases, an equal number of common units were repurchased by the Operating Partnership from the Trust. There were no share repurchases under this plan in 2017.
In September 2017, the Company's Board of Trustees re-authorized this plan for up to $250 million of the Company's outstanding shares. No purchases have been made as of December 31, 2017 under this re-authorized plan.

14.     EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its employees. The Company matches the employees' contributions up to 3% of the employees' salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $755,000, $874,000 and $1,038,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company capitalized $1.1 million, $1.2 million and $0.9 million in share-based compensation costs for the years ended December 31, 2017, 2016, and 2015, respectively.
Options
All options granted have a 10-year term and most options vest and are expensed over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share-based compensation cost related to options for the years ended December 31, 2017, 2016 and 2015 was $73,000, $0.2 million and $1.5 million, respectively.
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

Year Ended December 31, 2015
Risk-free interest rate	1.8%
Dividend yield	5.2%
Historical volatility factor	0.24
Weighted-average expected life	7 years
The historical volatility factor is based on the Company's historical monthly share prices. The weighted-average expected life is based on the contractual term of the options as well as the historical periods held before exercise.
A summary of the Company's share option activity and related information for the year ended December 31, 2017 follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding January 1, 2017	1,927	$36.02
Exercised	(193)	34.72
Forfeited	(153)	48.58
Outstanding December 31, 2017	1,581	$34.97
Exercisable at December 31, 2017	1,417	$34.95
The weighted average fair value of options granted during the year ended December 31, 2015 was $4.11. No new options were granted during the years ended December 31, 2017 and 2016. Exercise prices for options outstanding as of December 31, 2017 ranged from $20.32 to $39.59. At December 31, 2017, the weighted average remaining contractual life of the options outstanding and exercisable was 4.7 years and 4.4 years, respectively.
During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $1.4 million, $3.5 million and $0.4 million, respectively. As of December 31, 2017, 1.4 million options outstanding and exercisable had an exercise price lower than the closing price of the Company's common shares. The aggregate intrinsic value of these options was $11.4 million at that date. The total cash received from the exercise of options for the years ended December 31, 2017, 2016 and 2015 was $6.7 million, $14.4 million and $2.1 million, respectively.
As of December 31, 2017, there were no unrecognized compensation costs related to nonvested options granted under the Plan.
Long Term Incentive Shares ("LTI")
During January 2017, 2016 and 2015, restricted LTI share grants made under the Plan were valued at the grant date fair value, which is the market price of the underlying common shares. LTI share grants after February 2017 were valued at the average closing price of the Company's shares for the trading days included within the 30-calendar-day period prior to and including the date of grant. The shares vest over either a 3-year or 5-year period beginning with the first anniversary of the grant and subject to certain accelerated vesting due to the age and years of service of certain employees.
During 2017, 2016 and 2015, the Company granted restricted stock units to the executive officers pursuant to the Plan.
For the chief executive officer's award, a portion of the restricted stock units will vest up to 272% at the end of a 3-year period. For the other executives, a portion of the restricted stock units will vest up to 200% at the end of a 3-year period. A portion ("First Portion") of the award vests based on how the Company's total return compares to the average total returns of a selected group of peer companies. The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 132%, 174% and 110% of the market value of a common share as of the grant date ("Market Value") for the chief executive officer and 105%, 136% and 90% of the Market Value for the other executives for the 2017, 2016 and 2015 grants, respectively. A separate grant was made to the Company's Chief Financial Officer in 2016 when he joined the Company, and the grant date fair value of this award's First Portion was determined to be 160% of the Market Value as of the grant date. The First Portion is amortized over the respective 3-year period subject to certain accelerated vesting due to the age and years of service of certain executive officers.
For the 2015 grant, another portion of the award vests based on the Company's funds from operations. Targets are established for each of the 3 years in the relevant award period. Depending on how each year's performance compares to the projected performance for that year, the restricted stock units are deemed earned and will vest at the end of the award period. The fair value of this portion is based on the market value of a common share as of the grant date and is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that is anticipated to occur at those dates also subject to certain accelerated vesting provisions as described above. This component of the award was discontinued with the 2016 award.
For the 2016 and 2017 awards, the second portion of the award for the executive officers, other than the Chief Financial Officer's 2016 award, vests at the end of three years based on continued employment. The second portion of the Chief Financial Officer's award vests ratably over three years. For the 2017 award, the second portion of the award for the executive officers vests at the end of three years based on continued employment.

The key assumptions used in the Monte Carlo simulations are as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.43%	1.01%	0.99%
Volatility	20%	19%	17%
The volatility factor is based on the Company's historical daily share prices.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2017, 2016 and 2015 was $11.3 million, $12.2 million and $10.0 million, respectively.
The Company's restricted LTI share activity for the year ended December 31, 2017 is as follows:

	Shares (000s)	Weighted Avg. Grant Date Fair value
Nonvested at January 1, 2017	812	$34.71
Granted	310	39.93
Vested	(330)	35.57
Forfeited	(17)	35.07
Nonvested at December 31, 2017	775	$36.43
The weighted average fair value of restricted shares granted during the years ended December 31, 2017, 2016 and 2015 was $39.93, $32.48 and $35.14 per share, respectively. As of December 31, 2017, there was $7.6 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.0 year. The total fair value of restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was $11.7 million, $9.0 million and $7.4 million, respectively.
Bonus Shares
During the years ended December 31, 2017, 2016 and 2015, the Plan provided that employees of the Company could elect to receive bonuses or commissions in the form of common shares in lieu of cash ("Bonus Shares"). By making such election, the employee received shares equal to 120% of the cash value of the bonus or commission, for up to $50,000 of such bonus or commission, and 100% thereof for amounts exceeding $50,000, in each case reduced by applicable withholding tax. Bonus Shares issued for the years ended December 31, 2017, 2016 and 2015 were 51,416, 140,376 and 111,700, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2017, 2016 and 2015 was $2.0 million, $4.7 million and $3.9 million, respectively.
Profit Sharing
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of cash contributions to an investment account depending on Company performance. Compensation cost related to the profit sharing plan for the years ended December 31, 2017, 2016 and 2015 was $730,000, $669,000 and $965,000, respectively.
Remaining Reserved Common Shares under the Plan
An additional 5,049,687, 5,264,285 and 5,574,605 common shares were reserved for issuance for future grants under the Plan at December 31, 2017, 2016 and 2015, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan ("ESPP"). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee's salary, at a 15% discount to fair market value. There were 10,410, 11,022 and 13,127 shares issued, in accordance with the ESPP, during the years ended December 31, 2017, 2016 and 2015, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2017, 2016 and 2015 was $80,000, $122,000 and $62,000, respectively.

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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2017, were as follows (in thousands):

Year	Amount
2018	$1,771
2019	1,766
2020	1,766
2021	1,766
2022	1,720
2023 though 2067	33,160
Total	$41,949
Operating ground lease expense incurred by the Company during the years December 31, 2017, 2016 and 2015 totaled $102,000, $1.0 million and $815,000, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of December 31, 2017 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of December 31, 2017, the Company had letter of credit obligations of $5.1 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of December 31, 2017, the Company had 20 buildings under development. These buildings are expected to contain a total of 5.6 million square feet of leaseable space and represent an anticipated aggregate investment of $526.7 million. At December 31, 2017, Development in Progress totaled $378.5 million. In addition, as of December 31, 2017, the Company had invested $13.9 million in deferred leasing costs related to these development buildings.
As of December 31, 2017, the Company was committed to $10.5 million in improvements on certain buildings and land parcels.
As of December 31, 2017, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $18.6 million.
As of December 31, 2017, the Company was committed to $60.9 million in future land purchases. The Company expects to complete $32.9 million in future land purchases during the year ended December 31, 2018, with the remaining $28.0 million complete during 2019. In addition, pursuant to a 140,000 square foot lease that the Company has executed, the Company has agreed to start the development of a 140,000 square foot industrial building.
Unconsolidated joint ventures in which the Company holds an interest, and, in another case, an unrelated third party, have engaged the Company as the developer of their development properties pursuant to development agreements. Under these agreements, the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the properties and to guarantee the timely lien-free completion of construction of the properties as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the properties. To mitigate its risk, in each case, the Company entered into guaranteed maximum price contracts with a third party contractor to construct the properties. The Company believes it has applied reasonable estimates and judgments in determining the amount of estimated development costs for the properties. As discussed in Note 7, however, the Company has recently been notified that there are additional construction costs in connection with one of the development properties held in unconsolidated joint ventures in which it holds an interest. Until such time as the Company receives appropriate information concerning the amount and nature of these additional costs and has an opportunity to investigate them, it is not possible to estimate the amount of possible additional costs, if any, that the Company may incur in connection with its guarantee beyond the obligations of the contractor under its guaranteed maximum price contracts.
As of December 31, 2017, the Company was developing three buildings for its unconsolidated joint ventures which represented an anticipated aggregate investment by the joint ventures of $375.2 million. As of December 31, 2017, the Company was also committed to approximately $176.9 million in costs related to its agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey. As of December 31, 2017, $102.9 million of these costs had been incurred.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
17.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2017 and 2016 follows (in thousands, except for per share data):

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2017	2017	2017	2017	2016	2016	2016	2016

Operating revenue	$192,803	$184,511	$174,888	$167,576	$169,733	$181,967	$178,033	$180,965
Income from continuing operations	114,463	63,968	50,510	42,125	197,038	51,675	48,815	56,626
Discontinued operations	17,361	(2,809)	2,308	2,119	3,253	4,059	2,242	2,437
Net income	131,824	61,159	52,818	44,244	200,291	55,734	51,057	59,063
Income per common share - basic (1)	0.87	0.41	0.35	0.29	1.33	0.37	0.34	0.39
Income per common share - diluted (1)	0.87	0.40	0.35	0.29	1.33	0.37	0.34	0.39

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
18.     SEGMENT INFORMATION

The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At December 31, 2017, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

•Carolinas/Richmond;
•Chicago/Minneapolis;
•Florida;
•Houston;
•Lehigh/Central PA;
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

The operating information by reportable segment is as follows (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Operating revenue
Carolinas/Richmond	$74,158	$66,270	$71,950
Chicago/Minneapolis	64,706	84,028	85,363
Florida	59,526	99,733	127,184
Houston	59,957	59,582	54,031
Lehigh/Central PA	163,026	141,046	133,473
Philadelphia	45,504	41,838	40,490
Southeastern PA	59,762	91,656	147,712
United Kingdom	13,917	13,376	15,135
Other	130,724	136,521	133,345
Segment-level operating revenue	671,280	734,050	808,683

Reconciliation to total operating revenues
Development service fee income (1)	82,673	12,941	—
Discontinued operations	(34,035)	(36,010)	(34,813)
Other	(140)	(283)	90
Total operating revenue	$719,778	$710,698	$773,960

Net operating income
Carolinas/Richmond	$53,132	$46,170	$47,849
Chicago/Minneapolis	39,231	45,258	44,963
Florida	39,850	62,177	77,283
Houston	32,300	32,499	31,159
Lehigh/Central PA	119,304	102,209	94,972
Philadelphia	35,279	30,862	29,679
Southeastern PA	35,641	53,947	80,458
United Kingdom	7,657	6,390	10,486
Other	86,127	89,274	87,925
Segment-level net operating income	448,521	468,786	504,774

Reconciliation to income from continuing operations
Interest expense (2)	(91,096)	(115,077)	(135,779)
Loss on debt extinguishment	(49)	(27,099)	—
Depreciation/amortization expense (2) (3)	(132,613)	(152,556)	(166,500)
Impairment - real estate assets (2)	(10,632)	(3,879)	(18,244)
Gain on property dispositions	100,387	219,270	100,314
Equity in earnings of unconsolidated joint ventures	17,155	21,970	3,149
General and administrative expense (2) (3)	(45,191)	(44,341)	(43,924)
Expensed pursuit costs	(5,006)	(1,016)	(605)
Discontinued operations excluding gain on property dispositions	(4,401)	(11,991)	(10,565)
Income taxes (3)	(240)	47	(2,351)
Other	(5,769)	40	5,090
Income from continuing operations	$271,066	$354,154	$235,359
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

The amount of depreciation and amortization expense related to tenant improvement and lease transaction costs within each reporting segment for the net operating income calculation is as follows (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Carolinas/Richmond	$5,061	$4,944	$5,307
Chicago/Minneapolis	4,306	5,858	6,147
Florida	4,084	6,605	9,407
Houston	5,071	4,713	4,466
Lehigh/Central PA	14,371	12,262	11,641
Philadelphia	2,754	2,706	2,220
Southeastern PA	3,582	6,134	12,346
United Kingdom	339	259	292
Other	9,843	9,792	8,249
Depreciation and amortization of tenant improvement and lease transaction costs	$49,411	$53,273	$60,075

The Company's operating revenue by product type and by reportable segment for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Industrial	Office	Total	Industrial	Office	Total	Industrial	Office	Total
Carolinas/Richmond	$74,158	$—	$74,158	$66,270	$—	$66,270	$62,075	$9,875	$71,950
Chicago/Minneapolis	60,826	3,880	64,706	65,007	19,021	84,028	62,152	23,211	85,363
Florida	56,923	2,603	59,526	66,028	33,705	99,733	67,149	60,035	127,184
Houston	58,606	1,351	59,957	58,370	1,212	59,582	53,802	229	54,031
Lehigh/Central PA	163,026	—	163,026	138,766	2,280	141,046	131,168	2,305	133,473
Philadelphia	11,914	33,590	45,504	12,842	28,996	41,838	11,809	28,681	40,490
Southeastern PA	8,925	50,837	59,762	19,448	72,208	91,656	28,457	119,255	147,712
United Kingdom	10,369	3,548	13,917	10,775	2,601	13,376	12,104	3,031	15,135
Other	102,457	28,267	130,724	91,762	44,759	136,521	86,180	47,165	133,345
	$547,204	$124,076	671,280	$529,268	$204,782	734,050	$514,896	$293,787	808,683
Reconciliation to total operating revenue
Development service fee income			82,673			12,941			—
Discontinued operations			(34,035)			(36,010)			(34,813)
Corporate other			(140)			(283)			90
Total operating revenue			$719,778			$710,698			$773,960

The Company's total assets by reportable segment as of December 31, 2017 and 2016 is as follows (in thousands):

	As of December 31,
	2017	2016
Carolinas/Richmond	$543,922	$503,920
Chicago/Minneapolis	615,186	616,298
Florida	533,861	514,431
Houston	498,584	530,438
Lehigh/Central PA	1,210,746	1,311,815
Philadelphia	665,843	557,510
Southeastern PA	241,128	262,155
United Kingdom	251,824	189,766
Other	1,807,653	1,403,431
Segment-level total assets	6,368,747	5,889,764
Corporate Other	71,010	103,049
Total assets	$6,439,757	$5,992,813

The Company's real estate assets by reportable segment as of December 31, 2017 and 2016 is as follows (in thousands):

	As of December 31,
	2017	2016
Carolinas/Richmond	$491,634	$482,736
Chicago/Minneapolis	557,776	565,062
Florida	483,315	476,046
Houston	456,591	463,739
Lehigh/Central PA	1,118,802	1,234,091
Philadelphia	277,153	332,933
Southeastern PA	19,352	123,093
United Kingdom	191,542	149,082
Other	1,769,705	1,288,208
Total real estate assets	$5,365,870	$5,114,990

The Company incurred the following costs related to its long-lived assets for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Costs incurred on long-lived assets
Carolinas/Richmond	$31,958	$51,647	$31,175
Chicago/Minneapolis	14,246	29,317	54,742
Florida	23,832	38,312	43,594
Houston	17,522	25,831	98,559
Lehigh/Central PA	89,304	176,386	165,319
Philadelphia	30,685	57,691	34,122
Southeastern PA	9,737	4,824	5,700
United Kingdom	10,501	11,492	12,960
Other	404,253	107,500	125,412
Total costs incurred on long-lived assets	$632,038	$503,000	$571,583

19.     ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
In 2017, the Company initiated a strategic shift whereby it plans to divest of its remaining suburban office properties. The Company determined that the strategic shift would have a major effect on its operations and financial results. As such, properties sold or met the criteria to be classified as held for sale within the new corporate strategy were classified within discontinued operations. Consistent with the held for sale criteria these properties are expected to be sold within one year. As the result of the classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to these properties were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Comprehensive Income.
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations in this report:

	Held for Sale as of December 31, 2017	Sold during the year ended December 31, 2017	Total
Properties included in discontinued operations	25	2	27
Properties included in continuing operations	2	8	10
Properties sold or classified as held for sale	27	10	37
The 25 properties held for sale in discontinued operations as of December 31, 2017 and one property sold during the year ended December 31, 2017 were located in the Company's Southeastern PA reportable segment. The remaining property in discontinued operations that was sold during the year ended December 31, 2017 was located in the Company's Houston reportable segment.
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Revenues	$34,035	$36,010	$34,813
Operating expenses	(14,014)	(12,989)	(12,309)
Depreciation and amortization	(6,753)	(8,385)	(8,711)
Impairment charges - real estate assets	(6,686)	—	(1,029)
Interest and other income	58	133	23
Interest expense	(2,239)	(2,778)	(2,222)
Net income before gain on property dispositions	4,401	11,991	10,565
Gain on property dispositions	14,578	—	—
Net income	18,979	11,991	10,565
Noncontrolling interest - operating partnership	(444)	(282)	(246)
Income available to common shareholders	$18,535	$11,709	$10,319

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Capital expenditures on a cash basis for the year ended December 31, 2017, 2016 and 2015 were $8.1 million, $1.5 million and $9.9 million, respectively, related to properties within discontinued operations.
In October 2016, the Company completed the sale of a portfolio of 108 properties totaling approximately 7.6 million square feet and 26.7 acres of land for $969 million for a net gain of $179.1 million. As this sale did not represent a strategic shift for the Company, it is not classified as discontinued operations
A summary of net income (excluding gain on sale) related to this portfolio is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Net income	$48,609	$58,792
Noncontrolling interest - operating partnership	(1,142)	(1,370)
Income available to common shareholders	$47,467	$57,422

Assets Held for Sale
As of December 31, 2017, 27 operating properties were classified as held for sale, of which 25 operating properties met the criteria to be classified within discontinued operations. Also as of December 31, 2017, two operating properties and 9 acres of land held for development were classified as held for sale and classified within continuing operations.
The following table illustrates aggregate balance sheet information for all held-for-sale properties (in thousands):

	December 31, 2017			December 31, 2016
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and land improvements	$3,476	$25,848	$29,324	$—	$34,406	$34,406
Buildings and improvements	80,738	163,195	243,933	—	217,833	217,833
Land held for development	863	—	863	4,548	—	4,548
Accumulated depreciation	(11,785)	(98,346)	(110,131)	—	(106,933)	(106,933)
Deferred financing and leasing costs, net	2,210	3,502	5,712	—	6,355	6,355
Other assets	5,137	7,390	12,527	—	8,679	8,679
Total assets held for sale	$80,639	$101,589	$182,228	$4,548	$160,340	$164,888

Total liabilities held for sale	$1,153	$3,398	$4,551	$—	$8,079	$8,079

In January 2018, 14 properties totaling 641,000 square feet which were held for sale and classified in discontinued operation in the Company's Southeastern PA segment as of December 31, 2017 were sold for $76.9 million.
Asset Impairment
The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. During the years ended December 31, 2017, 2016 and 2015, the Company recognized impairment losses of $10.6 million, $3.9 million and $18.2 million, respectively. The impairment losses are for operating properties or land parcels and were in the reportable segments and for the amounts as indicated below (in thousands):

	Year Ended December 31,
Reportable Segment	2017	2016	2015
Carolinas/Richmond	$—	$—	$13,755
Houston	10,632	—	—
Chicago/Minneapolis	—	3,879	—
Southeastern PA	—	—	2,328
Other	—	—	2,161
Total	$10,632	$3,879	$18,244

For the year ended December 31, 2017, $6.7 million in impairments related to properties sold were included in discontinued operations and $3.9 million in impairment - real estate assets, related to land held for development, in the Company's consolidated statements of comprehensive income. For the year ended December 31, 2015, $1.0 million in impairments related to properties sold were included in discontinued operations in the Company's consolidated statements of comprehensive income and $1.0 million in impairment - real estate assets, related to land held for development, in the Company's consolidated statements of comprehensive income. The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820. These measurements have occurred throughout the respective periods as circumstances arise, and the resulting estimates of fair value are not necessarily reflective of measurements at the period’s end. The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at December 31, 2017. The Company applied reasonable estimates and judgments in determining the level of impairments recognized. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.

20.     DERIVATIVE INSTRUMENTS
The Company borrows funds at a combination of fixed and variable rates. Borrowings under the Company's credit facilities and certain bank mortgage loans bear interest at variable rates. Our long-term debt typically bears interest at fixed rates. The Company's interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve these objectives, from time to time, the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. The Company generally does not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of the Company's variable rate debt is generally adjusted at one or three month intervals, subject to settlements under interest rate hedge contracts.
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had aggregate notional amounts of $96.2 million and $98.9 million at December 31, 2017 and 2016, respectively, and expire at various dates between 2018 and 2020.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the year ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss)	$176	$(648)	$(1,884)
Amount of loss related to the effective portion reclassified to interest expense	$(453)	$(1,069)	$(1,396)
Amount of gain (loss) related to the ineffective portion recognized in interest expense	$168	$(48)	$(91)
The fair value of the interest rate swaps in the amount of $2.2 million and $4.9 million as of December 31, 2017 and 2016, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $77,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next twelve months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $2.3 million.

21. SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENT OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	2017	2016	2015
Write-off of fully depreciated/amortized property and deferred costs - properties included in continuing operations	$16,568	$23,331	$27,202
Write-off of fully depreciated/amortized property and deferred costs - properties included in discontinued operations	15,368	18,075	15,137
Write-off of depreciated property and deferred costs due to sale/demolition - properties included in continuing operations	15,760	461,480	252,017
Write-off of depreciated property and deferred costs due to sale/demolition - properties included in discontinued operations	17,335	—	—
Write-off of costs related to early debt extinguishment	—	219	—
Changes in accrued development capital expenditures - properties included in continuing operations	12,341	(11,274)	12,935
Changes in accrued development capital expenditures - properties included in discontinued operations	—	(94)	(971)
Unrealized gain (loss) on cash flow hedge	605	410	(488)
Capitalized equity-based compensation	1,096	1,221	876
Redemption of noncontrolling interests - common units	152	132	—

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

Liberty Property Trust and Liberty Property Limited Partnership
Schedule II (in thousands)

The following table details the activity for the allowance for doubtful accounts.

	Balance at December 31, 2016	Additions	Deductions	Balance at December 31, 2017
Allowance for Doubtful Accounts - Straight Line Rent	$530	$1,729	$(1,710)	$549
Allowance for Doubtful Accounts - Accounts Receivable	6,802	7,248	(7,987)	6,063
Total	$7,332	$8,977	$(9,697)	$6,612

	Balance at December 31, 2015	Additions	Deductions	Balance at December 31, 2016
Allowance for Doubtful Accounts - Straight Line Rent	$581	$824	$(875)	$530
Allowance for Doubtful Accounts - Accounts Receivable	6,317	4,950	(4,465)	6,802
Total	$6,898	$5,774	$(5,340)	$7,332

	Balance at December 31, 2014	Additions	Deductions	Balance at December 31, 2015
Allowance for Doubtful Accounts - Straight Line Rent	$910	$1,233	$(1,562)	$581
Allowance for Doubtful Accounts - Accounts Receivable	6,490	4,246	(4,419)	6,317
Total	$7,400	$5,479	$(5,981)	$6,898

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1467 Perryman Road	Aberdeen, MD	$—	$12,052,635	$—	$35,353,684	$12,334,030	$35,072,289	$47,406,319	$3,266,781	2014	5 - 40
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	6,381,862	5,816,839	25,252,406	31,069,245	7,510,366	2005	5 - 40
869 S Route 53	Addison, IL	—	1,194,223	4,201,881	85,733	1,194,223	4,287,615	5,481,838	553,871	2013	5 - 40
901 S Route 53	Addison, IL	—	2,055,066	5,984,093	880,440	2,055,066	6,864,533	8,919,599	964,359	2013	5 - 40
8620 Congdon Hill Drive	Alburtis, PA	—	38,328,000	—	36,639,297	38,328,000	36,639,297	74,967,297	1,625,979	2015	5 - 40
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	967,059	4,722,683	19,889,704	24,612,387	6,690,719	2004	5 - 40
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,200,244	3,717,733	14,181,592	17,899,325	5,557,571	2004	5 - 40
400 Nestle Way	Allentown, PA	—	8,065,500	—	29,708,283	8,184,096	29,589,687	37,773,783	15,721,633	1997	5 - 40
650 Boulder Drive	Allentown, PA	—	5,208,248	—	32,432,054	9,961,788	27,678,514	37,640,302	10,591,886	2002	5 - 40
651 Boulder Drive	Allentown, PA	—	4,308,646	—	17,846,386	4,308,646	17,846,386	22,155,032	9,669,809	2000	5 - 40
700 Nestle Way	Allentown, PA	—	3,473,120	—	20,307,750	4,174,970	19,605,900	23,780,870	11,018,939	1998	5 - 40
705 Boulder Drive	Allentown, PA	—	10,594,027	—	28,815,711	10,596,767	28,812,971	39,409,738	15,981,798	2001	5 - 40
7165 Ambassador Drive	Allentown, PA	—	792,999	—	4,694,984	804,848	4,683,135	5,487,983	2,146,445	2002	5 - 40
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	4,629,975	2,670,673	17,937,559	20,608,232	9,398,129	1988	5 - 40
7339 Industrial Boulevard	Allentown, PA	—	1,187,776	—	7,592,938	1,197,447	7,583,267	8,780,714	4,174,870	1996	5 - 40
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	3,450,291	726,651	8,463,540	9,190,191	5,460,929	1976	5 - 40
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	11,192,116	3,645,117	11,566,257	15,211,374	5,409,248	1999	5 - 40
8150 Industrial Boulevard	Allentown, PA	—	2,564,167	—	9,480,757	2,571,466	9,473,458	12,044,924	3,917,347	2002	5 - 40
8250 Industrial Boulevard	Allentown, PA	—	1,025,667	—	5,255,168	1,035,854	5,244,981	6,280,835	1,966,477	2002	5 - 40
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,404,693	7,521,211	26,609,430	34,130,641	8,076,494	2005	5 - 40
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	6,075,126	532,047	6,074,347	6,606,394	4,051,848	1988	5 - 40
6350 Hedgewood Drive	Allentown, PA	—	360,027	—	4,526,417	560,691	4,325,753	4,886,444	2,607,549	1989	5 - 40
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	4,121,409	541,459	4,120,745	4,662,204	2,579,828	1990	5 - 40
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	3,372,168	707,867	3,371,504	4,079,371	1,929,807	1990	5 - 40
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,571,738	484,361	1,540,692	2,025,053	713,180	1996	5 - 40
6540 Stonegate Drive	Allentown, PA	—	422,042	—	5,337,554	422,730	5,336,866	5,759,596	3,119,448	1988	5 - 40
6560 Stonegate Drive	Allentown, PA	—	458,281	—	3,856,829	458,945	3,856,165	4,315,110	2,331,497	1989	5 - 40
6580 Snowdrift Road	Allentown, PA	—	388,328	—	4,877,166	389,081	4,876,413	5,265,494	3,220,831	1988	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
7620 Cetronia Road	Allentown, PA	—		1,091,806	3,851,456	446,341	1,093,724	4,295,879	5,389,603	2,379,820	1990	5 - 40
3095 Presidential Drive	Atlanta, GA	—		200,351	1,729,161	254,912	200,351	1,984,073	2,184,424	342,828	2013	5 - 40
3097 Presidential Drive	Atlanta, GA	—		188,680	1,721,048	377,679	188,680	2,098,727	2,287,407	252,522	2013	5 - 40
7030 Buford Highway NE	Atlanta, GA	—	*	919,850	4,051,340	938,092	919,850	4,989,432	5,909,282	864,963	2013	5 - 40
Barton 150	Barton Under Needwood, UK	—		2,196,955	13,643,981	(2,911,461)	1,793,045	11,136,430	12,929,475	1,423,910	2013	5 - 40
1055-1071 Kingsland Drive	Batavia, IL	—		727,294	2,367,529	686,813	727,294	3,054,342	3,781,636	517,875	2013	5 - 40
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	722,992	299,600	2,541,853	2,841,453	1,167,850	1985	5 - 40
11800 Baltimore Avenue	Beltsville,MD	—		2,769,962	1,829,028	257,575	2,663,725	2,192,841	4,856,566	392,541	2013	5 - 40
11850 Baltimore Avenue	Beltsville,MD	—		3,595,044	2,415,132	164,695	3,457,162	2,717,709	6,174,871	621,879	2013	5 - 40
11900 Baltimore Avenue	Beltsville,MD	—		3,492,036	2,024,038	521,421	3,358,104	2,679,391	6,037,495	673,883	2013	5 - 40
12104 Indian Creek Court	Beltsville,MD	—		2,021,752	2,503,802	301,581	2,021,752	2,805,383	4,827,135	632,738	2013	5 - 40
12200 Indian Creek Court	Beltsville,MD	—		1,347,882	1,460,291	624,034	1,347,882	2,084,325	3,432,207	374,847	2013	5 - 40
12240 Indian Creek Court	Beltsville,MD	—		1,479,307	2,159,997	791,326	1,479,307	2,951,324	4,430,631	491,902	2013	5 - 40
1071 Thorndale Avenue	Bensenville,IL	—		2,173,006	2,280,788	279,995	2,016,715	2,717,074	4,733,789	487,001	2013	5 - 40
1260-1274 Ellis Street	Bensenville,IL	—	*	2,298,560	4,020,382	360,477	2,298,560	4,380,859	6,679,419	753,050	2013	5 - 40
371-377 Meyer Road	Bensenville,IL	—	*	1,903,423	3,563,953	581,985	1,903,423	4,145,938	6,049,361	646,670	2013	5 - 40
850-880 Devon Ave	Bensenville,IL	—	*	2,958,756	7,959,013	780,767	2,958,756	8,739,780	11,698,536	1,397,398	2013	5 - 40
10 Emery Street	Bethlehem, PA	—		5,591,216	32,941,818	8,086,723	8,947,574	37,672,183	46,619,757	4,444,772	2014	5 - 40
2785 Commerce Center Boulevard	Bethlehem, PA	—		11,961,623	—	46,710,814	12,009,985	46,662,452	58,672,437	5,682,988	2011	5 - 40
1455 Remington Boulevard	Bolingbrook, IL	—		2,501,294	10,704,719	2,027	2,501,294	10,706,746	13,208,040	1,443,812	2012	5 - 40
150 E Crossroads Parkway	Bolingbrook, IL	—	*	3,078,949	14,143,377	1,304,570	3,078,949	15,447,947	18,526,896	2,279,751	2013	5 - 40
553 S Joliet Ave	Bolingbrook, IL	—	*	3,764,831	15,109,947	2,608,351	3,764,831	17,718,298	21,483,129	2,927,857	2013	5 - 40
400 Boulder Drive	Breinigsville, PA	—		2,859,106	—	12,523,348	2,865,575	12,516,879	15,382,454	3,591,183	2003	5 - 40
8201 Industrial Boulevard	Breinigsville, PA	—		2,089,719	—	9,254,674	2,222,168	9,122,225	11,344,393	2,117,229	2006	5 - 40
8451 Willard Drive	Breinigsville, PA	—		8,752,708	—	40,892,454	11,511,499	38,133,663	49,645,162	11,459,148	2007	5 - 40
860 Nestle Way	Breinigsville, PA	—		8,118,881	18,885,486	7,523,072	8,118,881	26,408,558	34,527,439	10,705,203	2004	5 - 40
3525 Gravel Springs Road	Buford, GA	—		1,391,065	—	5,767,546	1,629,677	5,528,934	7,158,611	81,499	2015	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3535 Gravel Springs Road	Buford, GA	—		2,807,020	—	9,348,803	3,077,350	9,078,473	12,155,823	85,572	2015	5 - 40
1485 Dennison Circle	Carlisle, PA	—		4,249,868	13,886,039	2,345,375	4,095,262	16,386,020	20,481,282	6,860,959	2004	5 - 40
40 Logistics Drive	Carlisle, PA	—		7,981,850	—	33,019,624	8,081,272	32,920,202	41,001,474	5,205,564	2011	5 - 40
135-195 East Elk Trail	Carol Stream, IL	—		4,873,094	12,430,320	2,711,700	4,873,094	15,142,020	20,015,114	1,653,950	2013	5 - 40
515 Kehoe Boulevard	Carol Stream, IL	—		5,523,427	14,581,705	1,018,131	5,523,427	15,599,836	21,123,263	1,794,650	2013	5 - 40
1413 Bradley Lane	Carrollton, TX	—	*	247,477	2,028,322	83,692	247,477	2,112,014	2,359,491	335,971	2013	5 - 40
3200 Belmeade Drive	Carrollton, TX	—		1,042,453	8,027,974	545,748	1,042,453	8,573,722	9,616,175	1,203,243	2013	5 - 40
16325 S Avalon Blvd	Carson, CA	—		26,432,369	19,669,675	288,256	26,432,369	19,957,931	46,390,300	90,391	2017	5 - 40
1475 Nitterhouse Dr	Chambersburg, PA	—		7,081,007	39,002,011	2,094,847	7,081,007	41,096,858	48,177,865	6,065,304	2013	5 - 40
95 Kriner Road	Chambersburg, PA	—		8,695,501	—	35,060,794	9,407,871	34,348,424	43,756,295	9,231,761	2006	5 - 40
9000 109th Street	Champlin, MN	—		1,251,043	11,662,995	120,863	1,251,043	11,783,858	13,034,901	2,132,475	2011	5 - 40
11701 Goodrich Drive	Charlotte, NC	—		2,054,621	6,356,151	630,877	2,054,621	6,987,027	9,041,648	1,347,806	2013	5 - 40
12810 Virkler Drive	Charlotte, NC	—		475,368	2,367,586	882,005	476,262	3,248,696	3,724,958	563,666	2010	5 - 40
2700 Hutchison McDonald Road	Charlotte, NC	—		912,500	4,721,259	346,813	912,500	5,068,072	5,980,572	917,487	2011	5 - 40
2701 Hutchison McDonald Road	Charlotte, NC	—		1,275,000	4,649,750	646,264	1,275,000	5,296,014	6,571,014	985,434	2011	5 - 40
2730 Hutchison McDonald Road	Charlotte, NC	—		1,878,750	10,129,499	33,298	1,878,750	10,162,797	12,041,547	1,712,638	2011	5 - 40
2801 Hutchison McDonald Road	Charlotte, NC	—		1,065,000	6,975,250	650,916	1,065,000	7,626,166	8,691,166	1,243,976	2011	5 - 40
3000 Crosspoint Center Lane	Charlotte, NC	—		1,831,250	10,779,412	1,101,098	1,831,250	11,880,510	13,711,760	2,074,452	2011	5 - 40
3005 Crosspoint Center Lane	Charlotte, NC	—		1,990,000	6,561,540	1,169,814	1,990,000	7,731,354	9,721,354	1,329,779	2011	5 - 40
4045 Perimeter West Drive	Charlotte, NC	—		1,418,928	7,511,050	632,664	1,418,928	8,143,714	9,562,642	1,414,308	2011	5 - 40
4047 Perimeter West Drive	Charlotte, NC	—		1,279,004	—	6,399,609	1,279,004	6,399,609	7,678,613	1,083,916	2011	5 - 40
4525 Statesville Road	Charlotte, NC	—		841,250	5,279,315	317,199	837,144	5,600,620	6,437,764	958,955	2011	5 - 40
4835 Sirona Drive	Charlotte, NC	3,315,149		690,750	5,086,388	133,402	690,750	5,219,790	5,910,540	763,314	2012	5 - 40
4925 Sirona Drive	Charlotte, NC	3,339,557		603,003	4,969,011	147,245	603,003	5,116,256	5,719,259	829,242	2012	5 - 40
5032 Sirona Drive	Charlotte, NC	—		1,416,763	—	9,031,057	1,416,763	9,031,057	10,447,820	469,576	2015	5 - 40
5033 Sirona Drive	Charlotte, NC	2,845,006		509,247	4,710,218	183,930	613,962	4,789,433	5,403,395	756,635	2012	5 - 40
5039 Sirona Drive	Charlotte, NC	—		1,027,500	6,172,807	63,150	1,027,500	6,235,957	7,263,457	512,634	2014	5 - 40
8910 Pioneer Avenue	Charlotte, NC	—		527,873	4,959,206	360,851	527,873	5,320,057	5,847,930	814,596	2011	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
8916 Pioneer Avenue	Charlotte, NC	—		557,730	5,785,333	534,333	557,730	6,319,666	6,877,396	1,149,035	2011	5 - 40
8924 Pioneer Avenue	Charlotte, NC	—		654,713	5,365,823	(57,050)	654,713	5,308,773	5,963,486	135,996	2016	5 - 40
2601 Indian River Road	Chesapeake, VA	—	*	1,711,746	10,418,032	494,065	1,711,746	10,912,097	12,623,843	1,619,711	2013	5 - 40
1540 S 54th Avenue	Cicero, IL	—		3,540,236	20,130,552	930,603	3,540,236	21,061,155	24,601,391	3,002,292	2013	5 - 40
4650 Lake Forest Drive	Cincinnati, OH	—		1,030,242	4,003,024	365,499	1,030,242	4,368,522	5,398,764	700,153	2013	5 - 40
4750 Lake Forest Drive	Cincinnati, OH	—		1,138,166	5,914,789	230,664	1,138,166	6,145,453	7,283,619	938,347	2013	5 - 40
9645 Gerwig Lane	Columbia, MD	—		1,915,960	6,461,228	322,982	1,915,960	6,784,210	8,700,170	1,097,619	2013	5 - 40
2550 John Glenn Avenue	Columbus, OH	—		540,601	5,129,342	1,072,989	540,601	6,202,331	6,742,932	823,054	2013	5 - 40
3800 Twin Creeks Drive	Columbus, OH	—		549,393	4,643,302	497,947	549,393	5,141,249	5,690,642	735,305	2013	5 - 40
330 South Royal Lane	Coppell, TX	—		2,091,426	—	11,407,128	2,091,426	11,407,128	13,498,554	876,255	2014	5 - 40
455 Airline Drive	Coppell, TX	—	*	312,701	2,311,531	489,922	312,701	2,801,453	3,114,154	475,079	2013	5 - 40
2130 Baldwin Avenue	Crofton, MD	—		3,172,032	7,350,782	419,529	3,172,032	7,770,311	10,942,343	1,188,917	2013	5 - 40
11020 Holly Lane	Dayton, MN	—		2,536,731	—	12,722,576	2,536,731	12,722,576	15,259,307	475,069	2016	5 - 40
329-333 Herrod Blvd	Dayton, NJ	—	*	4,039,559	20,863,051	2,286,868	4,039,559	23,149,919	27,189,478	3,326,807	2013	5 - 40
1250 Hall Court	Deer Park, TX	—		829,570	4,778,327	121,291	831,611	4,897,577	5,729,188	1,442,762	2006	5 - 40
333 Howard Avenue	Des Plaines, IL	—		7,928,724	—	14,264,248	7,928,724	14,264,248	22,192,972	832,239	2016	5 - 40
1680 Executive Drive	Duluth, GA	—		1,928,412	4,651,819	617,290	1,928,412	5,269,109	7,197,521	1,077,104	2013	5 - 40
1700 Executive Drive	Duluth, GA	—		1,082,072	2,496,599	573,982	1,082,072	3,070,581	4,152,653	621,884	2013	5 - 40
2670 Breckinridge Blvd	Duluth, GA	—		1,676,415	4,567,592	927,539	1,676,415	5,495,132	7,171,547	878,785	2013	5 - 40
170 Parkway West	Duncan, SC	—		598,348	3,643,756	573,870	598,918	4,217,056	4,815,974	1,316,005	2006	5 - 40
190 Parkway West	Duncan, SC	—		551,663	3,310,993	251,604	552,211	3,562,048	4,114,259	1,067,706	2006	5 - 40
265 Parkway East	Duncan, SC	—		901,444	5,751,389	193,675	902,374	5,944,134	6,846,508	2,077,614	2006	5 - 40
285 Parkway East	Duncan, SC	—		975,433	5,851,990	525,729	976,393	6,376,759	7,353,152	1,901,005	2006	5 - 40
1000 Parliament Court	Durham, NC	—		2,229,000	7,064,506	792,599	2,229,000	7,857,105	10,086,105	791,102	2014	5 - 40
4226 Surles Court	Durham, NC	—		1,440,000	7,932,265	289,576	1,440,000	8,221,841	9,661,841	954,792	2014	5 - 40
4227 Surles Court	Durham, NC	—		1,500,000	5,624,030	235,182	1,500,000	5,859,211	7,359,211	534,911	2014	5 - 40
4234 Surles Court	Durham, NC	—		1,440,000	7,356,161	(78,204)	1,440,000	7,277,957	8,717,957	768,425	2014	5 - 40
4300 Emperor Center	Durham, NC	—		1,576,500	4,240,961	5,859	1,576,500	4,246,820	5,823,320	424,518	2014	5 - 40
1951 TW Alexander Drive	Durham, NC	—		1,115,595	—	3,618,500	1,324,734	3,409,361	4,734,095	68,813	2015	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1953 TW Alexander Drive	Durham, NC	—		2,402,820	—	6,583,503	2,853,273	6,133,050	8,986,323	103,698	2015	5 - 40
1957 TW Alexander Drive	Durham, NC	—		1,844,943	—	7,946,981	3,091,046	6,700,878	9,791,924	206,273	2015	5 - 40
3169 Dodd Road	Eagan, MN	—		988,594	6,586,907	394,649	988,594	6,981,556	7,970,150	1,123,900	2012	5 - 40
3711 Kennebec Drive	Eagan, MN	—		999,702	4,042,589	(2,670)	999,702	4,039,919	5,039,621	721,854	2011	5 - 40
917 Lone Oak Road	Eagan, MN	—	*	1,493,115	6,120,455	976,663	1,493,115	7,097,118	8,590,233	1,159,254	2013	5 - 40
10301-10305 West 70th Street	Eden Prairie, MN	—		120,622	1,085,226	310,448	118,300	1,397,996	1,516,296	699,145	1984	5 - 40
10321 West 70th Street	Eden Prairie, MN	—		145,198	1,305,700	616,746	142,399	1,925,245	2,067,644	968,278	1984	5 - 40
10333 West 70th Street	Eden Prairie, MN	—		110,746	995,868	285,918	108,610	1,283,922	1,392,532	656,683	1984	5 - 40
10349-10357 West 70th Street	Eden Prairie, MN	—		275,903	2,481,666	954,195	270,584	3,441,180	3,711,764	1,842,058	1985	5 - 40
10365-10375 West 70th Street	Eden Prairie, MN	—		291,077	2,618,194	1,585,889	285,464	4,209,696	4,495,160	1,900,290	1985	5 - 40
10393-10394 West 70th Street	Eden Prairie, MN	—		269,618	2,423,318	2,527,379	264,419	4,955,896	5,220,315	2,194,769	1985	5 - 40
7075 Flying Cloud Drive	Eden Prairie, MN	—		10,232,831	10,855,851	4,057,532	9,967,306	15,178,907	25,146,213	3,578,639	2007	5 - 40
7078 Shady Oak Road	Eden Prairie, MN	—		343,093	3,085,795	1,624,923	336,481	4,717,330	5,053,811	2,636,995	1985	5 - 40
1 Truman Drive South	Edison, NJ	—		27,862,573	19,426,947	703,083	27,862,573	20,130,030	47,992,603	19,993	2017	5 - 40
2250 Arthur Avenue	Elk Grove, IL	—		1,403,196	2,386,396	149,289	1,403,196	2,535,685	3,938,881	392,856	2013	5 - 40
6600 Business Parkway	Elkridge, MD	—		3,680,220	14,671,910	703,042	3,680,220	15,374,952	19,055,172	1,968,894	2013	5 - 40
6675 Business Parkway	Elkridge, MD	—	*	2,421,854	9,730,192	695,870	2,421,854	10,426,062	12,847,916	1,338,178	2013	5 - 40
7351 Coca Cola Drive	Elkridge, MD	—		1,897,044	—	7,419,134	3,023,417	6,292,761	9,316,178	1,996,209	2006	5 - 40
21705-21707 Mississippi Street	Elwood, IL	—		10,594,259	30,329,802	1,557,857	10,594,259	31,887,660	42,481,919	5,256,343	2011	5 - 40
27143 Elwood International Port Road	Elwood, IL	—		6,022,000	5,612,934	587,921	6,022,000	6,200,855	12,222,855	1,087,835	2011	5 - 40
1800 Donaldson Road	Erlanger, KY	—		—	13,211,604	762,210	—	13,973,814	13,973,814	3,972,728	2011	5 - 40
6880 Fairfield Drive	Fairfield, OH	—		412,136	3,029,177	146,616	412,136	3,175,793	3,587,929	450,893	2013	5 - 40
7000-7018 Fairfield Business	Fairfield, OH	—		367,925	2,205,817	177,833	386,928	2,364,647	2,751,575	325,215	2013	5 - 40
10721 Jasmine Street	Fontana, CA	—		11,427,061	23,784,779	3,739,838	11,427,061	27,524,617	38,951,678	1,817,042	2015	5 - 40
2000 Southpointe Dr	Forest Park, GA	—		756,221	9,115,626	662,099	756,221	9,777,725	10,533,946	1,464,610	2013	5 - 40
1400 NW 65th Place	Fort Lauderdale, FL	—		545,480	2,540,210	86,121	545,480	2,626,331	3,171,811	341,109	2013	5 - 40
6500 NW 12th Avenue	Fort Lauderdale, FL	—		—	3,064,734	521,736	—	3,586,470	3,586,470	540,454	2013	5 - 40
6501 NW 12th Avenue	Fort Lauderdale, FL	—		519,984	2,677,465	312,381	519,984	2,989,846	3,509,830	346,270	2013	5 - 40
6600 NW 12th Avenue	Fort Lauderdale, FL	—		—	2,988,181	267,630	—	3,255,811	3,255,811	505,594	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
11222 Melrose Avenue	Franklin Park, IL	—		2,999,106	4,658,605	104,074	2,999,106	4,762,679	7,761,785	292,028	2016	5 - 40
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	387,315	475,262	4,304,549	4,779,811	2,372,215	1995	5 - 40
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	1,990,114	625,111	6,145,017	6,770,128	3,281,803	1985	5 - 40
12601 Industry Street	Garden Grove, CA	—		2,048,143	1,088,697	70,611	2,048,143	1,159,308	3,207,451	276,355	2013	5 - 40
12641 Industry Street	Garden Grove, CA	—		3,766,822	2,539,214	133,026	3,766,822	2,672,240	6,439,062	408,964	2013	5 - 40
12681-12691 Pala Drive	Garden Grove, CA	—		5,221,102	3,225,596	83,715	5,220,148	3,310,265	8,530,413	359,715	2014	5 - 40
850 S Jupiter Road	Garland, TX	—		799,707	6,122,065	506,894	799,707	6,628,959	7,428,666	1,005,200	2013	5 - 40
2510 W Main Street	Grand Prairie, TX	—	*	1,785,741	11,158,818	1,677,983	1,785,741	12,836,801	14,622,542	2,144,063	2013	5 - 40
4251 North Highway 121	Grapevine, TX	—	*	1,165,780	7,799,270	422,871	1,165,780	8,222,140	9,387,920	1,322,370	2013	5 - 40
1150 Pleasant Ridge Road	Greensboro, NC	—		1,547,811	—	14,336,534	3,712,683	12,171,662	15,884,345	2,930,846	2006	5 - 40
25 Brookfield Oaks Drive	Greenville, SC	—		288,823	3,441,512	(60,552)	288,823	3,380,960	3,669,783	386,571	2014	5 - 40
45 Brookfield Oaks Drive	Greenville, SC	—		818,114	—	4,737,211	825,529	4,729,796	5,555,325	1,273,122	2006	5 - 40
2011 Southtech Drive	Greenwood, IN	—		223,702	3,574,142	348,881	223,702	3,923,023	4,146,725	673,141	2013	5 - 40
2121 Southtech Drive	Greenwood, IN	—		272,823	3,606,920	425,631	272,823	4,032,552	4,305,375	868,917	2013	5 - 40
800 Commerce Parkway West Dr	Greenwood, IN	—		1,374,664	29,963,830	2,112,538	1,374,664	32,076,368	33,451,032	4,662,009	2013	5 - 40
110 Caliber Ridge Dr	Greer, SC	—		555,549	—	6,339,922	1,241,531	5,653,940	6,895,471	472,790	2014	5 - 40
120 Caliber Ridge Dr	Greer, SC	—		1,243,100	—	6,603,603	1,255,751	6,590,952	7,846,703	516,447	2016	5 - 40
130 Caliber Ridge Dr	Greer, SC	—		1,171,160	—	6,045,497	1,183,811	6,032,846	7,216,657	326,307	2016	5 - 40
140 Caliber Ridge Drive	Greer, SC	—		1,243,100	—	6,460,810	1,255,751	6,448,159	7,703,910	594,631	2013	5 - 40
2988 Green Road	Greer, SC	—		2,271,948	—	6,598,421	2,095,033	6,775,336	8,870,369	56,411	2016	5 - 40
125 Caliber Ridge Drive	Greer, SC	—		464,237	—	5,840,213	1,311,956	4,992,494	6,304,450	1,143,185	2007	5 - 40
2727 London Groveport Road	Groveport, OH	—		1,875,607	11,937,935	1,594,848	1,875,607	13,532,783	15,408,390	2,154,022	2013	5 - 40
11835 Newgate Boulevard	Hagerstown, MD	—		14,121,622	—	23,024,333	14,121,622	23,024,333	37,145,955	2,135,910	2014	5 - 40
11841 Newgate Boulevard	Hagerstown, MD	—		3,356,207	—	30,679,055	9,741,685	24,293,577	34,035,262	6,578,678	2008	5 - 40
1560 Hunter Road	Hanover Park, IL	—	*	2,639,734	12,310,741	1,072,313	2,639,734	13,383,054	16,022,788	1,884,363	2013	5 - 40
1575 Hunter Road	Hanover Park, IL	—	*	3,293,284	17,235,926	1,174,459	3,293,284	18,410,385	21,703,669	2,655,120	2013	5 - 40
7361 Coca Cola Drive	Hanover, MD	—		2,245,187	—	9,668,306	3,822,710	8,090,783	11,913,493	1,741,059	2004	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
7460 New Ridge Road	Hanover, MD	—	3,785,446	—	8,128,924	3,796,023	8,118,347	11,914,370	587,264	2013	5 - 40
7462 New Ridge Road	Hanover, MD	—	4,059,337	—	7,491,548	4,070,629	7,480,256	11,550,885	511,893	2013	5 - 40
500 McCarthy Drive	Harrisburg, PA	—	5,194,872	19,991,436	5,020,100	5,687,013	24,519,395	30,206,408	9,042,285	2005	5 - 40
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	27,803,943	9,368,557	26,179,186	35,547,743	7,808,361	2005	5 - 40
7195 Grayson Road	Harrisburg, PA	—	464,534	6,066,272	251,813	464,534	6,318,085	6,782,619	850,896	2013	5 - 40
7253 Grayson Road	Harrisburg, PA	—	954,130	10,585,367	583,272	954,130	11,168,639	12,122,769	1,466,551	2013	5 - 40
12537 Cerise Avenue	Hawthorne, CA	—	2,203,194	5,758,809	1,461,971	2,203,194	7,220,780	9,423,974	728,059	2013	5 - 40
1010 Petersburg Road	Hebron, KY	—	305,471	5,434,505	(819,546)	305,471	4,614,959	4,920,430	729,928	2013	5 - 40
785 Lindbergh Court	Hebron, KY	—	401,410	3,087,899	511,831	401,410	3,599,730	4,001,140	851,287	2013	5 - 40
805 Lindbergh Court	Hebron, KY	—	292,096	2,502,486	163,832	292,096	2,666,317	2,958,413	460,511	2013	5 - 40
825 Lindbergh Court	Hebron, KY	—	370,149	3,095,116	435,793	370,149	3,530,910	3,901,059	599,942	2013	5 - 40
845 Lindbergh Court	Hebron, KY	—	444,318	3,811,889	316,672	444,318	4,128,561	4,572,879	666,370	2013	5 - 40
4198 Eagle Hill Drive	High Point, NC	—	94,274	—	6,276,671	791,880	5,579,065	6,370,945	1,621,575	2005	5 - 40
4183 Eagle Hill Drive	High Point, NC	—	122,203	—	3,214,906	526,266	2,810,843	3,337,109	1,311,124	2001	5 - 40
4189 Eagle Hill Drive	High Point, NC	—	100,106	—	3,584,103	431,106	3,253,103	3,684,209	1,652,112	2001	5 - 40
4193 Eagle Hill Drive	High Point, NC	—	107,586	—	3,391,727	505,700	2,993,613	3,499,313	968,743	2004	5 - 40
4328, 4336 Federal Drive	High Point, NC	—	521,122	—	5,624,655	825,092	5,320,685	6,145,777	2,596,135	1995	5 - 40
4344 Federal Drive	High Point, NC	—	484,001	—	3,152,416	173,623	3,462,794	3,636,417	1,866,989	1996	5 - 40
4380 Federal Drive	High Point, NC	—	282,996	—	2,209,713	283,368	2,209,341	2,492,709	1,199,039	1997	5 - 40
4388 Federal Drive	High Point, NC	—	143,661	—	1,214,818	132,655	1,225,824	1,358,479	653,753	1997	5 - 40
4475 Premier Drive	High Point, NC	—	748,693	—	6,806,962	1,525,421	6,030,234	7,555,655	1,429,865	2006	5 - 40
4485 Premier Drive	High Point, NC	—	1,827,595	—	6,507,936	1,827,595	6,507,936	8,335,531	174,125	2015	5 - 40
4500 Green Point Drive	High Point, NC	—	230,622	—	2,757,316	231,692	2,756,246	2,987,938	1,618,070	1989	5 - 40
4501 Green Point Drive	High Point, NC	—	319,289	—	3,133,118	320,450	3,131,957	3,452,407	1,976,183	1989	5 - 40
4523 Green Point Drive	High Point, NC	—	234,564	—	3,319,368	235,698	3,318,234	3,553,932	2,236,810	1988	5 - 40
4524 Green Point Drive	High Point, NC	—	182,810	—	2,838,325	183,888	2,837,247	3,021,135	1,804,718	1989	5 - 40
Unit 5 Logix Road	Hinckley, UK	—	10,547,677	29,691,911	(7,396,097)	8,608,489	24,235,002	32,843,491	3,350,056	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1000 South Loop West	Houston, TX	—	*	509,351	3,549,504	938,122	509,351	4,487,626	4,996,977	835,033	2013	5 - 40
10241 W Little York Rd	Houston, TX	—		558,491	5,740,552	139,500	558,491	5,880,052	6,438,543	753,250	2013	5 - 40
10245 W Little York Rd	Houston, TX	—		426,927	3,460,513	380,296	426,927	3,840,809	4,267,736	795,963	2013	5 - 40
10301 Round Up Lane	Houston, TX	—		545,501	2,927,700	961,929	545,501	3,889,628	4,435,129	585,432	2010	5 - 40
10305 Round Up Lane	Houston, TX	—		1,340,609	7,489,720	2,951,546	1,340,609	10,441,265	11,781,874	2,361,657	2010	5 - 40
1050 Greens Parkway	Houston, TX	—		973,482	—	3,531,792	992,093	3,513,181	4,505,274	252,833	2013	5 - 40
10607 Haddington Drive	Houston, TX	—	*	201,469	1,631,561	132,748	201,469	1,764,310	1,965,779	282,662	2013	5 - 40
10735 West Little York Road	Houston, TX	—		1,110,988	6,351,946	3,147,449	1,135,483	9,474,900	10,610,383	3,426,368	2000	5 - 40
10739 West Little York Road	Houston, TX	—		797,931	5,950,894	339,014	799,560	6,288,279	7,087,839	2,419,437	1999	5 - 40
11201 Greens Crossing Boulevard	Houston, TX	—		1,006,194	5,412,584	2,620,073	1,008,542	8,030,309	9,038,851	2,509,545	2007	5 - 40
11220 Ella Boulevard	Houston, TX	—		1,505,855	—	7,417,101	1,534,644	7,388,312	8,922,956	529,511	2013	5 - 40
1283 N Post Oak Rd	Houston, TX	—	*	80,730	870,656	145,557	80,730	1,016,213	1,096,943	178,472	2013	5 - 40
1287 N Post Oak Rd	Houston, TX	—	*	146,654	1,620,780	55,679	146,654	1,676,458	1,823,112	280,919	2013	5 - 40
1291 N Post Oak Rd	Houston, TX	—	*	510,102	4,129,042	586,888	510,102	4,715,930	5,226,032	757,450	2013	5 - 40
1416 N Sam Houston Parkway E	Houston, TX	—	*	218,850	1,639,902	558,311	218,850	2,198,212	2,417,062	407,593	2013	5 - 40
1420 N Sam Houston Parkway E	Houston, TX	—	*	211,279	1,554,156	262,982	211,279	1,817,138	2,028,417	253,509	2013	5 - 40
14200 Hollister Road	Houston, TX	—		1,396,794	—	4,960,376	1,699,632	4,657,538	6,357,170	658,529	2011	5 - 40
1424 N Sam Houston Parkway E	Houston, TX	—	*	283,107	2,077,323	413,088	283,107	2,490,411	2,773,518	377,599	2013	5 - 40
1428 N Sam Houston Parkway E	Houston, TX	—	*	367,446	1,952,453	461,116	367,446	2,413,568	2,781,014	323,367	2013	5 - 40
14300 Hollister Road	Houston, TX	—	*	1,377,193	—	5,680,144	1,405,899	5,651,438	7,057,337	677,019	2014	5 - 40
14400 Hollister Road	Houston, TX	—	*	1,830,419	—	7,240,317	1,861,540	7,209,196	9,070,736	1,763,306	2012	5 - 40
15102 Sommermeyer St	Houston, TX	—		755,121	3,155,774	247,670	755,121	3,403,444	4,158,565	585,277	2013	5 - 40
15150 Sommermeyer St	Houston, TX	—		418,580	1,564,587	246,785	418,580	1,811,372	2,229,952	320,777	2013	5 - 40
16330 Central Green Boulevard	Houston, TX	—		1,540,109	—	8,529,156	1,966,472	8,102,793	10,069,265	824,138	2014	5 - 40
16405 Air Center Boulevard	Houston, TX	—		438,853	3,030,396	932,746	438,853	3,963,142	4,401,995	1,923,396	1997	5 - 40
16420 West Hardy Road	Houston, TX	—		529,876	3,267,872	405,454	529,876	3,673,326	4,203,202	603,596	2013	5 - 40
16445 Air Center Boulevard	Houston, TX	—		363,339	2,509,186	332,364	363,339	2,841,550	3,204,889	1,391,813	1997	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1646 Rankin Road	Houston, TX	—		329,961	—	5,128,643	592,234	4,866,370	5,458,604	1,625,011	2005	5 - 40
1655 Townhurst Drive	Houston, TX	—	*	197,226	935,036	528,775	197,226	1,463,811	1,661,037	331,956	2013	5 - 40
16580 Air Center Boulevard	Houston, TX	—		289,000	3,559,857	1,318,020	289,000	4,877,878	5,166,878	2,054,844	1997	5 - 40
16602 Central Green Boulevard	Houston, TX	—		284,403	—	5,462,115	503,779	5,242,739	5,746,518	1,629,717	2005	5 - 40
16605 Air Center Boulevard	Houston, TX	—		298,999	—	3,424,045	496,186	3,226,858	3,723,044	1,272,564	2002	5 - 40
1665 Townhurst Drive	Houston, TX	—	*	452,439	2,016,585	532,837	452,439	2,549,421	3,001,860	340,160	2013	5 - 40
16680 Central Green Boulevard	Houston, TX	—		311,952	—	3,714,436	492,869	3,533,519	4,026,388	863,726	2001	5 - 40
16685 Air Center Boulevard	Houston, TX	—		414,691	—	2,455,433	414,691	2,455,433	2,870,124	820,383	2004	5 - 40
1755 Trans Central Drive	Houston, TX	—		293,534	3,036,269	1,254,342	306,147	4,277,998	4,584,145	1,661,466	1999	5 - 40
4301 S Pinemont Dr	Houston, TX	—	*	226,973	1,174,979	142,669	226,973	1,317,648	1,544,621	279,123	2013	5 - 40
4401 S Pinemont Dr	Houston, TX	—	*	244,240	1,412,622	164,426	244,240	1,577,048	1,821,288	322,106	2013	5 - 40
4501 S Pinemont Dr	Houston, TX	—	*	252,907	1,504,053	106,793	252,907	1,610,846	1,863,753	223,579	2013	5 - 40
5200 N. Sam Houston Parkway	Houston, TX	—		1,519,458	7,135,548	3,704,347	1,520,074	10,839,279	12,359,353	3,591,298	2007	5 - 40
5250 N. Sam Houston Parkway	Houston, TX	—		2,173,287	8,868,256	2,845,225	2,173,942	11,712,826	13,886,768	2,982,334	2007	5 - 40
5500 N. Sam Houston Parkway West	Houston, TX	—		1,243,541	—	6,356,567	1,513,152	6,086,956	7,600,108	1,284,483	2011	5 - 40
8017 Pinemont Drive	Houston, TX	—		900,953	5,323,727	442,546	900,953	5,766,273	6,667,226	756,953	2013	5 - 40
8272 El Rio Street	Houston, TX	—	*	530,494	4,108,626	302,930	530,494	4,411,556	4,942,050	669,352	2013	5 - 40
8282 El Rio Street	Houston, TX	—	*	450,422	3,304,942	1,085,091	450,422	4,390,033	4,840,455	770,811	2013	5 - 40
8301 Fallbrook Drive	Houston, TX	—		4,515,862	—	26,996,308	7,083,514	24,428,656	31,512,170	6,261,457	2006	5 - 40
8303 Fallbrook Drive	Houston, TX	—		4,613,370	—	16,413,097	4,858,863	16,167,604	21,026,467	998,943	2013	5 - 40
850 Greens Parkway	Houston, TX	—		2,893,405	11,593,197	2,915,414	2,899,861	14,502,154	17,402,015	3,779,158	2007	5 - 40
860 Greens Parkway	Houston, TX	—		1,399,365	6,344,650	1,637,084	1,374,012	8,007,087	9,381,099	2,105,831	2007	5 - 40
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—		2,290,001	15,297,141	4,097,089	2,290,002	19,394,229	21,684,231	6,703,077	2000	5 - 40
8802-8824 Fallbrook Drive	Houston, TX	—		2,774,995	6,364,767	2,050,563	2,775,021	8,415,303	11,190,324	2,583,641	2004	5 - 40
8825-8839 N Sam Houston Pkwy	Houston, TX	—		638,453	3,258,815	740,807	638,477	3,999,597	4,638,074	1,428,818	2004	5 - 40
8850-8872 Fallbrook Drive	Houston, TX	—		504,317	2,878,351	1,952,678	504,341	4,831,005	5,335,346	1,740,453	2004	5 - 40
16200 Central Green Blvd	Houston, TX	—		1,748,348	—	9,342,218	2,120,319	8,970,247	11,090,566	1,448,476	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5430 FAA Boulevard	Irving, TX	—		2,245,346	—	11,190,939	3,198,031	10,238,254	13,436,285	101,529	2015	5 - 40
951 Valleyview Lane	Irving, TX	—		3,899,824	—	14,284,349	5,554,903	12,629,270	18,184,173	225,454	2015	5 - 40
Cabot III UK1B01	Isle of Man, UK	—		11,888,058	35,003,668	(8,785,443)	9,702,442	28,403,841	38,106,283	3,449,692	2013	5 - 40
1011 N Hilltop Drive	Itasca, IL	—		842,043	984,087	206,081	842,043	1,190,168	2,032,211	190,943	2013	5 - 40
1035 N Hilltop Drive	Itasca, IL	—		875,172	2,071,051	125,154	875,172	2,196,206	3,071,378	291,896	2013	5 - 40
1549 W Glenlake Avenue	Itasca, IL	—		1,339,627	3,763,288	197,452	1,339,627	3,960,739	5,300,366	559,334	2013	5 - 40
901 N Hilltop Drive	Itasca, IL	—		866,378	2,112,616	47,981	866,378	2,160,597	3,026,975	272,326	2013	5 - 40
925 N Hilltop Drive	Itasca, IL	—		945,251	2,010,181	47,544	945,251	2,057,725	3,002,976	257,674	2013	5 - 40
8241 Sandy Court	Jessup, MD	—		1,246,618	6,844,393	1,272,078	1,246,618	8,116,470	9,363,088	1,105,430	2013	5 - 40
8242 Sandy Court	Jessup, MD	—		1,488,746	9,072,440	1,482,236	1,488,746	10,554,676	12,043,422	1,556,327	2013	5 - 40
8246 Sandy Court	Jessup, MD	—		590,922	3,374,522	466,278	590,922	3,840,800	4,431,722	452,630	2013	5 - 40
1305 Chastain Road NW	Kennesaw, GA	—	*	808,159	5,712,959	1,092,163	808,159	6,805,122	7,613,281	1,171,981	2013	5 - 40
1325 Chastain Road NW	Kennesaw, GA	—	*	1,612,924	9,771,680	1,602,887	1,612,924	11,374,567	12,987,491	2,161,272	2013	5 - 40
3600 Cobb International Bld NW	Kennesaw, GA	—		716,860	6,962,212	620,396	716,860	7,582,609	8,299,469	1,236,095	2013	5 - 40
Unit 1 Bear Way	Kettering, UK	—		10,849,890	36,219,855	(8,632,899)	8,855,141	29,581,705	38,436,846	3,855,300	2013	5 - 40
650 Swedesford Road	King of Prussia, PA	—		464,382	6,722,830	312,687	464,382	7,035,517	7,499,899	3,807,524	2013	5 - 40
680 Swedesford Road	King of Prussia, PA	—		952,361	6,722,830	7,218,586	952,361	13,941,416	14,893,777	7,812,014	1971	5 - 40
1770 Interstate Drive	Lakeland, FL	—		650,000	5,444,220	436	650,000	5,444,656	6,094,656	746,367	2012	5 - 40
1200 Claybrick Road	Landover,MD	—		6,876,500	—	5,392,716	4,997,416	7,271,800	12,269,216	122,940	2016	5 - 40
5801 Columbia Park Road	Landover,MD	—		1,187,620	4,598,346	122,220	1,187,620	4,720,566	5,908,186	4,720,184	2013	5 - 40
11425 State Highway 225	LaPorte, TX	—		975,974	3,409,036	100,980	977,542	3,508,447	4,485,989	1,095,249	2006	5 - 40
11503 State Highway 225	LaPorte, TX	—		2,561,931	9,695,493	276,527	2,566,047	9,967,904	12,533,951	2,946,740	2006	5 - 40
1701 South 16th St	LaPorte, TX	—		4,063,262	18,719,368	339,178	4,063,262	19,058,546	23,121,808	1,326,243	2015	5 - 40
1801 South 16th Street	LaPorte, TX	—		3,794,963	—	24,116,063	5,421,262	22,489,764	27,911,026	48,880	2016	5 - 40
1842 South 16th St	LaPorte, TX	—		2,226,284	11,976,185	20,231	2,226,284	11,996,415	14,222,699	904,697	2015	5 - 40
1902 South 16th St	LaPorte, TX	—		2,369,095	14,119,020	1,131	2,369,095	14,120,151	16,489,246	1,118,950	2015	5 - 40
640 S State Road 39	Lebanon,IN	—		1,612,787	18,065,552	1,219,356	1,612,787	19,284,908	20,897,695	3,004,444	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
7528 Walker Way	Lehigh, PA	—		893,441	—	5,712,528	779,330	5,826,639	6,605,969	2,282,849	2004	5 - 40
8301 Industrial Boulevard	Lehigh, PA	—		11,249,550	—	49,196,411	11,254,716	49,191,245	60,445,961	14,179,681	2005	5 - 40
8500 Willard Drive	Lehigh, PA	—		6,398,815	—	33,823,153	11,355,974	28,865,994	40,221,968	6,248,053	2004	5 - 40
8742 Congdon Hill Dr	Lower Macungie, PA	—		22,444,500	20,222,582	1,171,671	22,444,500	21,394,253	43,838,753	941,498	2016	5 - 40
7533 Industrial Parkway	Lower Macungie, PA	—		5,603,460	18,807,987	1,860,270	5,603,460	20,668,257	26,271,717	3,672,813	2011	5 - 40
10 Great Valley Parkway	Malvern, PA	—		823,540	1,341,376	248,078	832,244	1,580,750	2,412,994	1,425,276	2003	5 - 40
100 Chesterfield Parkway	Malvern, PA	—		1,320,625	—	7,423,695	1,891,736	6,852,584	8,744,320	3,942,208	1998	5 - 40
1001 Cedar Hollow Road	Malvern, PA	—		1,436,814	—	17,007,048	1,676,470	16,767,392	18,443,862	9,118,790	1998	5 - 40
12,14,16 Great Valley Parkway	Malvern, PA	—		130,689	—	1,329,277	128,767	1,331,199	1,459,966	1,195,890	1982	5 - 40
14 Lee Boulevard	Malvern, PA	—		664,282	—	5,976,172	643,892	5,996,562	6,640,454	4,257,492	1988	5 - 40
18 Great Valley Parkway	Malvern, PA	—		394,036	3,976,221	(1,229,185)	397,293	2,743,779	3,141,072	2,743,556	1980	5 - 40
311 Technology Drive	Malvern, PA	—		397,131	—	2,710,751	397,948	2,709,934	3,107,882	2,514,676	1984	5 - 40
425 Old Morehall Road	Malvern, PA	—		3,847,501	—	45,862,512	9,953,208	39,756,805	49,710,013	3,688,031	2014	5 - 40
50 Morehall Road	Malvern, PA	—		849,576	—	14,132,756	1,337,076	13,645,256	14,982,332	7,765,736	1997	5 - 40
60 Morehall Road	Malvern, PA	—		865,424	9,285,000	1,476,443	884,974	10,741,893	11,626,867	6,133,475	1989	5 - 40
600 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	9,308,073	2,695,891	8,625,932	11,321,823	4,702,546	1999	5 - 40
700 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	9,147,731	2,683,149	8,478,332	11,161,481	4,633,824	1999	5 - 40
1169 Canton Rd	Marietta, GA	—	*	1,232,219	17,897,326	439,054	1,232,219	18,336,380	19,568,599	2,404,742	2013	5 - 40
65 Brookfield Oaks Drive	Mauldin, SC	—		557,174	—	2,605,186	506,318	2,656,042	3,162,360	469,821	2004	5 - 40
75 Brookfield Oaks Drive	Mauldin, SC	—		419,731	—	2,360,850	430,909	2,349,672	2,780,581	811,157	2003	5 - 40
126-132 Liberty Industrial Pkw	McDonough, GA	—		600,666	4,184,131	573,605	600,666	4,757,735	5,358,401	1,011,099	2013	5 - 40
95-115 Liberty Industrial Pkwy	McDonough, GA	—		660,420	4,785,127	1,752,845	660,420	6,537,972	7,198,392	1,005,026	2013	5 - 40
11150 NW 122nd Street	Medley, FL	—		6,627,899	—	12,263,754	6,627,899	12,263,754	18,891,653	638,054	2014	5 - 40
11250 NW 122nd Street	Medley, FL	—		4,798,886	—	9,229,788	4,798,886	9,229,788	14,028,674	442,152	2016	5 - 40
11401 NW 134th Street	Medley, FL	—	*	5,558,619	17,678,237	980,129	5,558,619	18,658,366	24,216,985	2,703,407	2013	5 - 40
11450 NW 122nd Street	Medley, FL	—	*	1,623,293	—	11,366,493	3,919,238	9,070,548	12,989,786	661,827	2013	5 - 40
11440 NW 122 Street	Miami, FL	—		5,636,564	—	10,787,507	5,944,709	10,479,362	16,424,071	135,226	2016	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
456 International Parkway	Minooka, IL	—		3,862,683	14,357,981	4,629,086	3,862,683	18,987,067	22,849,750	2,656,638	2012	5 - 40
21 S Middlesex Avenue	Monroe Township, NJ	—	*	2,097,170	9,715,401	562,568	2,097,170	10,277,969	12,375,139	1,693,385	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4 S Middlesex Avenue	Monroe Township, NJ	—	*	2,263,153	10,261,759	1,026,738	2,263,153	11,288,497	13,551,650	1,657,916	2013	5 - 40
230 Moonachie Ave	Moonachie, NJ	—		4,031,058	2,775,467	45,946	4,031,058	2,821,413	6,852,471	36,357	2017	5 - 40
250 Moonachie Ave	Moonachie, NJ	—		10,435,430	7,272,539	131,978	10,435,430	7,404,517	17,839,947	96,404	2017	5 - 40
22750 Cactus Avenue	Moreno Valley, CA	—		9,404,283	24,380,934	1,853,966	9,408,276	26,230,907	35,639,183	2,458,100	2014	5 - 40
323 Park Knoll Drive	Morrisville, NC	—		1,071,600	4,397,807	1,030,423	1,071,600	5,428,230	6,499,830	1,560,466	2010	5 - 40
324 Park Knoll Drive	Morrisville, NC	—		1,449,092	4,424,932	330,650	1,449,450	4,755,224	6,204,674	1,398,371	2007	5 - 40
619 Distribution Drive	Morrisville, NC	—		1,031,430	5,655,167	769,814	1,031,685	6,424,726	7,456,411	1,793,552	2007	5 - 40
627 Distribution Drive	Morrisville, NC	—		1,061,370	5,152,110	384,204	1,061,632	5,536,052	6,597,684	1,524,610	2007	5 - 40
1775 Hillcrest Rd	Norcross, GA	—		1,318,956	4,379,239	351	1,318,956	4,379,590	5,698,546	—	2017	5 - 40
1879 Lamont Avenue	Odenton, MD	—	*	1,976,000	8,099,579	2,067,394	2,011,030	10,131,943	12,142,973	3,497,401	2004	5 - 40
350 Winmeyer Avenue	Odenton, MD	—		1,778,400	7,289,165	1,702,845	1,809,927	8,960,483	10,770,410	2,799,293	2004	5 - 40
4000 E Airport Drive	Ontario, CA	—		2,686,533	10,125,772	658,692	2,686,533	10,784,464	13,470,997	1,483,811	2013	5 - 40
1000 Gills Drive	Orlando, FL	—		415,906	—	2,711,665	435,400	2,692,171	3,127,571	702,354	2006	5 - 40
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,351,516	680,312	3,472,270	4,152,582	1,492,523	2003	5 - 40
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	701,878	522,991	3,264,627	3,787,618	1,701,375	1985	5 - 40
10771 Palm Bay Drive	Orlando, FL	—		664,605	—	2,515,852	685,383	2,495,074	3,180,457	969,898	2001	5 - 40
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	3,837,116	878,320	6,395,949	7,274,269	1,496,145	2003	5 - 40
1600-1650 Central Florida Parkway	Orlando, FL	—		518,043	2,561,938	966,443	518,043	3,528,381	4,046,424	1,887,708	1962	5 - 40
1902 Cypress Lake Drive	Orlando, FL	—		523,512	3,191,790	1,529,900	538,512	4,706,690	5,245,202	2,379,793	1989	5 - 40
2000 Park Oaks Avenue	Orlando, FL	—	*	913,201	6,818,610	993,925	913,201	7,812,535	8,725,736	1,131,776	2013	5 - 40
2202 Taft-Vineland Road	Orlando, FL	—		1,283,713	—	7,315,647	1,283,713	7,315,647	8,599,360	3,147,459	2004	5 - 40
2212 Taft Vineland Road	Orlando, FL	—		838,853	—	4,084,873	767,953	4,155,773	4,923,726	1,408,619	2006	5 - 40
2256 Taft-Vineland Road	Orlando, FL	—		467,296	—	2,856,883	825,673	2,498,506	3,324,179	965,372	2005	5 - 40
2351 Investors Row	Orlando, FL	—		2,261,924	7,496,249	1,892,529	2,271,785	9,378,917	11,650,702	3,062,843	2004	5 - 40
2400 South Lake Orange Drive	Orlando, FL	—		385,964	—	3,247,268	642,427	2,990,805	3,633,232	1,441,537	2001	5 - 40
2412 Sand Lake Road	Orlando, FL	—		1,236,819	3,243,314	4,569,481	1,244,667	7,804,947	9,049,614	1,078,475	2012	5 - 40
2416 Lake Orange Drive	Orlando, FL	—		535,964	—	3,817,081	704,800	3,648,245	4,353,045	1,848,025	2002	5 - 40
6200 Lee Vista Boulevard	Orlando, FL	—		1,435,301	6,174,642	701,669	1,435,301	6,876,311	8,311,612	2,236,259	2006	5 - 40
6989 Lee Vista Boulevard	Orlando, FL	—		903,701	—	5,673,463	925,671	5,651,493	6,577,164	2,321,511	2001	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
6918 Presidents Drive	Orlando, FL	—		872,550	2,526,043	738,036	872,550	3,264,079	4,136,629	407,627	2012	5 - 40
6923 Lee Vista Boulevard	Orlando, FL	—		903,701	—	3,394,043	830,953	3,466,791	4,297,744	911,447	2006	5 - 40
7022 TPC Drive	Orlando, FL	—		1,443,510	6,775,194	666,574	1,457,286	7,427,993	8,885,279	2,162,331	2006	5 - 40
7100 TPC Drive	Orlando, FL	—		1,431,489	8,002,539	1,221,160	1,445,807	9,209,381	10,655,188	2,510,571	2006	5 - 40
7101 TPC Drive	Orlando, FL	—		1,553,537	5,702,243	635,492	1,570,863	6,320,409	7,891,272	1,789,479	2006	5 - 40
7315 Kingspointe Parkway	Orlando, FL	—		1,931,697	6,388,203	2,921,391	1,932,004	9,309,287	11,241,291	3,939,705	2004	5 - 40
851 Gills Drive	Orlando, FL	—		332,992	—	2,800,846	373,500	2,760,338	3,133,838	717,909	2006	5 - 40
950 Gills Drive	Orlando, FL	—		443,989	—	2,817,379	464,800	2,796,568	3,261,368	664,304	2006	5 - 40
9550 Satellite Boulevard	Orlando, FL	—		574,831	—	2,690,726	587,319	2,678,238	3,265,557	1,422,420	1999	5 - 40
9700 Satellite Boulevard	Orlando, FL	—		252,850	1,297,923	185,218	252,850	1,483,141	1,735,991	744,969	1989	5 - 40
9600 Satellite Boulevard	Orlando, FL	—		405,362	1,146,546	451,093	405,362	1,597,639	2,003,001	775,969	1989	5 - 40
1 Crescent Drive	Philadelphia, PA	—		567,280	—	15,193,253	347,892	15,412,641	15,760,533	4,588,553	2004	5 - 40
3 Crescent Drive	Philadelphia, PA	—		214,726	—	24,170,214	417,823	23,967,117	24,384,940	4,631,085	2008	5 - 40
1200 Intrepid Avenue	Philadelphia, PA	—		404,883	—	29,737,547	455,507	29,686,923	30,142,430	548,890	2015	5 - 40
150 Rouse Blvd	Philadelphia, PA	—		567,531	—	14,215,415	569,349	14,213,597	14,782,946	2,222,385	2011	5 - 40
201 Rouse Blvd	Philadelphia, PA	—		243,905	—	22,536,140	449,013	22,331,032	22,780,045	2,045,156	2013	5 - 40
351 Rouse Blvd	Philadelphia, PA	—		359,864	—	16,741,665	367,016	16,734,513	17,101,529	468,293	2015	5 - 40
4000 South 26th Street	Philadelphia, PA	—		1,255,507	—	10,817,040	1,142,358	10,930,189	12,072,547	789,639	2014	5 - 40
4020 South 26th Street	Philadelphia, PA	—		51,784	—	7,165,713	616,467	6,601,030	7,217,497	1,042,441	2011	5 - 40
4050 South 26th Street	Philadelphia, PA	—		46,301	—	7,164,435	616,670	6,594,066	7,210,736	1,278,766	2011	5 - 40
4300 South 26th Street	Philadelphia, PA	—		402,673	—	34,857,088	413,030	34,846,731	35,259,761	7,526,028	2008	5 - 40
4701 League Island Boulevard	Philadelphia, PA	—		419,107	—	13,301,142	435,763	13,284,486	13,720,249	688,698	2016	5 - 40
4751 League Island Boulevard	Philadelphia, PA	—		992,965	331,924	7,830,302	613,248	8,541,943	9,155,191	3,262,455	2003	5 - 40
4775 League Island Blvd.	Philadelphia, PA	—		891,892	—	5,579,310	366,982	6,104,220	6,471,202	1,639,085	2006	5 - 40
8th & Walnut Streets	Philadelphia, PA	38,446,743	*	734,275	—	45,400,360	—	46,134,635	46,134,635	4,515,020	2011	5 - 40
2626 South 7th Street	Phoenix, AZ	—		2,519,510	3,798,560	3,685,037	2,519,510	7,483,597	10,003,107	1,336,897	2012	5 - 40
563 South 63rd Avenue	Phoenix, AZ	—		5,523,427	14,581,705	12,213,826	5,636,070	26,682,888	32,318,958	3,051,216	2013	5 - 40
1500 S 71st Avenue	Phoenix, AZ	—		4,234,407	—	10,162,853	3,333,729	11,063,531	14,397,260	155,768	2016	5 - 40
7205 W Buckeye Rd	Phoenix, AZ	—		2,514,425	—	10,725,015	2,514,425	10,725,015	13,239,440	155,365	2016	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1000 Klein Road	Plano, TX	—		706,660	5,894,330	221,055	706,660	6,115,386	6,822,046	828,306	2013	5 - 40
1901 10th Street	Plano, TX	—	*	555,168	6,401,789	618,010	555,168	7,019,799	7,574,967	1,037,479	2013	5 - 40
1909 10th Street	Plano, TX	—	*	551,706	5,797,440	328,067	551,706	6,125,507	6,677,213	880,200	2013	5 - 40
3605 East Plano Parkway	Plano, TX	—		1,047,996	9,218,748	1,970,974	1,047,996	11,189,721	12,237,717	1,820,188	2013	5 - 40
3701 East Plano Parkway	Plano, TX	—		877,564	7,460,686	773,494	877,564	8,234,179	9,111,743	1,150,031	2013	5 - 40
800 Klein Road	Plano, TX	—		580,456	5,681,283	1,595,423	580,456	7,276,706	7,857,162	973,045	2013	5 - 40
900 Klein Road	Plano, TX	—		723,534	6,004,923	378,359	723,534	6,383,282	7,106,816	989,893	2013	5 - 40
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	58,937	1,689,726	7,996,082	9,685,808	3,807,978	1994	5 - 40
14630-14650 28th Avenue North	Plymouth, MN	—		198,205	1,793,422	1,097,124	198,205	2,890,545	3,088,750	1,499,797	1978	5 - 40
2920 Northwest Boulevard	Plymouth, MN	—		392,026	3,433,678	773,681	384,235	4,215,150	4,599,385	2,058,675	1997	5 - 40
5905 Trenton Lane North	Plymouth, MN	—		1,616,360	4,487,462	735,642	1,616,360	5,223,103	6,839,463	865,378	2013	5 - 40
6055 Nathan Lane North	Plymouth, MN	—		1,327,017	4,527,404	826,105	1,327,017	5,353,509	6,680,526	837,746	2013	5 - 40
1400 SW 6th Court	Pompano Beach, FL	—		1,157,049	4,620,956	1,351,035	1,157,049	5,971,991	7,129,040	2,947,077	1986	5 - 40
1405 SW 6th Court	Pompano Beach, FL	—		392,138	1,565,787	443,631	392,138	2,009,419	2,401,557	1,046,464	1985	5 - 40
1500 SW 5th Court	Pompano Beach, FL	—		972,232	3,892,085	1,423,097	972,232	5,315,182	6,287,414	2,445,184	1957	5 - 40
1501 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	369,074	203,247	1,180,168	1,383,415	612,674	1990	5 - 40
1601 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	208,337	203,247	1,019,431	1,222,678	476,637	1990	5 - 40
1651 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	154,527	203,247	965,621	1,168,868	450,544	1990	5 - 40
2201-2215 NW 30th Place	Pompano Beach, FL	—		1,120,328	3,427,358	131,858	1,120,328	3,559,216	4,679,544	484,217	2013	5 - 40
2250-2270 NW 30th Place	Pompano Beach, FL	—		993,015	2,423,174	135,867	993,015	2,559,041	3,552,056	381,687	2013	5 - 40
2280-2300 NW 30th Place	Pompano Beach, FL	—		906,947	2,157,802	189,366	906,947	2,347,169	3,254,116	377,549	2013	5 - 40
2301-2329 NW 30th Place	Pompano Beach, FL	—		1,268,707	3,079,811	124,704	1,268,707	3,204,515	4,473,222	437,326	2013	5 - 40
3000 NW 25th Avenue	Pompano Beach, FL	—		1,087,554	2,897,117	156,810	1,087,554	3,053,927	4,141,481	466,741	2013	5 - 40
3001-3037 NW 25th Avenue	Pompano Beach, FL	—		1,548,542	3,512,041	338,715	1,548,542	3,850,757	5,399,299	663,071	2013	5 - 40
3012-3050 NW 25th Avenue	Pompano Beach, FL	—		1,112,781	2,763,862	225,157	1,112,781	2,989,018	4,101,799	478,959	2013	5 - 40
595 SW 13th Terrace	Pompano Beach, FL	—		359,933	1,437,116	720,423	359,933	2,157,539	2,517,472	1,259,729	1984	5 - 40
601 SW 13th Terrace	Pompano Beach, FL	—		164,413	655,933	279,401	164,413	935,334	1,099,747	536,076	1984	5 - 40
605 SW 16th Terrace	Pompano Beach, FL	—		310,778	1,238,324	294,980	310,178	1,533,904	1,844,082	672,829	1965	5 - 40
2459 Almond Avenue	Redlands, CA			3,810,171	11,979,923	140,915	3,810,171	12,120,838	15,931,009	112,006	2017	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1221 N Alder Ave	Rialto, CA		17,280,833	72,740,859	5,825	17,280,833	72,746,684	90,027,517	14,606	2017	5 - 40
1920 West Baseline Rd	Rialto, CA	—	9,361,943	17,970,709	454,600	9,411,621	18,375,631	27,787,252	1,430,709	2014	5 - 40
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	160,298	659,456	4,996,308	5,655,764	2,886,300	1989	5 - 40
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	1,910,263	310,854	4,189,860	4,500,714	1,969,050	1973	5 - 40
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	2,158,077	693,203	7,241,570	7,934,773	4,258,125	1975	5 - 40
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	3,110,924	256,203	5,660,573	5,916,776	2,854,983	1976	5 - 40
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,969,181	91,599	1,969,058	2,060,657	1,069,559	1975	5 - 40
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,945,635	223,696	4,586,070	4,809,766	2,149,270	1978	5 - 40
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,426,384	325,303	3,811,941	4,137,244	1,949,170	1979	5 - 40
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	590,263	615,038	5,100,535	5,715,573	2,849,707	1988	5 - 40
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	561,739	454,056	3,291,481	3,745,537	1,924,513	1987	5 - 40
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	588,371	486,166	4,153,582	4,639,748	2,416,513	1981	5 - 40
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	1,022,000	474,360	4,500,646	4,975,006	2,819,618	1982	5 - 40
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	1,194,888	652,455	5,979,563	6,632,018	3,375,244	1985	5 - 40
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	640,579	404,616	3,607,766	4,012,382	2,066,465	1985	5 - 40
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	2,231,233	452,263	5,523,114	5,975,377	3,101,325	1978	5 - 40
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	435,046	262,210	2,545,671	2,807,881	1,452,681	1989	5 - 40
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	707,346	486,598	4,790,448	5,277,046	2,478,123	1989	5 - 40
530 Eastpark Court	Richmond, VA	—	266,883	—	2,609,290	334,772	2,541,401	2,876,173	1,320,396	1999	5 - 40
540 Eastpark Court	Richmond, VA	—	742,300	—	5,433,803	1,066,839	5,109,264	6,176,103	1,278,890	2007	5 - 40
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	653,447	489,941	4,246,347	4,736,288	2,315,211	1989	5 - 40
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,775,225	720,100	4,760,785	5,480,885	2,656,819	1996	5 - 40
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	911,909	644,384	4,937,389	5,581,773	2,587,321	1990	5 - 40
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	1,248,597	408,729	3,945,945	4,354,674	2,349,031	1990	5 - 40
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,793,328	700,503	5,787,469	6,487,972	2,741,387	1998	5 - 40
5800 Eastport Boulevard	Richmond, VA	—	604,146	—	7,591,578	604,146	7,591,578	8,195,724	419,106	2016	5 - 40
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	5,033,575	687,898	5,022,338	5,710,236	2,731,296	1997	5 - 40
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,490,690	901,666	7,461,925	8,363,591	1,844,704	1997	5 - 40
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,984,310	335,061	4,955,070	5,290,131	2,445,869	1999	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
6532 Judge Adams Road	Rock Creek, NC	—		354,903	—	4,029,460	399,988	3,984,375	4,384,363	2,132,455	1997	5 - 40
13098 George Weber Drive	Rogers, MN	—		895,811	6,004,189	342,789	895,811	6,346,978	7,242,789	1,131,645	2011	5 - 40
13220 Wilfred Lane	Rogers, MN	—		508,532	—	11,262,730	1,396,324	10,374,938	11,771,262	1,167,513	2014	5 - 40
13225 Brockton Lane	Rogers, MN	—		1,048,093	—	10,465,007	1,066,159	10,446,941	11,513,100	1,095,596	2014	5 - 40
1070 Windham Parkway	Romeoville, IL	—		8,672,143	24,144,864	1,240,599	8,672,143	25,385,463	34,057,606	3,444,236	2012	5 - 40
1550 Central Avenue	Roselle, IL	—	*	2,884,492	10,439,793	1,445,451	2,884,492	11,885,244	14,769,736	1,757,721	2013	5 - 40
1135 Aviation Place	San Fernando, CA	—		3,035,034	2,844,962	460,883	3,035,034	3,305,845	6,340,879	520,419	2013	5 - 40
5800 Technology Boulevard	Sandston, VA	—		1,741,867	—	12,042,698	1,744,160	12,040,405	13,784,565	426,034	2016	5 - 40
8715 Bollman Place	Savage, MD	—		1,263,237	2,633,210	216,780	1,263,237	2,849,990	4,113,227	423,573	2013	5 - 40
8501 East Raintree Drive	Scottsdale, AZ	—		4,076,412	—	27,623,368	4,115,137	27,584,643	31,699,780	10,010,208	2005	5 - 40
1150 Gateway Drive	Shakopee, MN	—		1,126,865	5,684,178	208,099	1,126,865	5,892,277	7,019,142	797,282	2012	5 - 40
5555 12th Avenue East	Shakopee, MN	—		887,285	5,321,200	706,086	887,285	6,027,286	6,914,571	938,514	2012	5 - 40
5651 Innovation Boulevard	Shakopee, MN	—		1,551,579	9,541,234	1,836,241	1,552,083	11,376,971	12,929,054	620,019	2015	5 - 40
12110 Champion Way	Sharonville, OH	—		1,337,271	6,135,118	619,579	1,337,271	6,754,698	8,091,969	1,079,960	2013	5 - 40
9300 Olde Scotland Road	Shippensburg, PA	—		10,232,633	—	84,620,569	12,933,027	81,920,175	94,853,202	8,405,238	2014	5 - 40
3990 Heritage Oak Court	Simi Valley, CA	—		1,964,140	10,667,267	348,024	1,964,140	11,015,291	12,979,431	1,442,290	2013	5 - 40
3654-3668 Swenson Avenue	St. Charles, IL	—		643,639	1,645,058	241,111	643,639	1,886,169	2,529,808	272,149	2013	5 - 40
3701 Illinois Ave	St. Charles, IL	—		672,500	1,288,924	136,087	672,500	1,425,011	2,097,511	239,510	2013	5 - 40
3950-3980 Swenson Avenue	St. Charles, IL	—		851,080	3,027,753	194,238	851,080	3,221,991	4,073,071	499,121	2013	5 - 40
1501 102nd Avenue North	St. Petersburg, FL	—	*	283,474	2,230,868	175,893	283,474	2,406,760	2,690,234	343,528	2013	5 - 40
1527 102nd Avenue North	St. Petersburg, FL	—	*	374,284	2,987,226	269,805	374,284	3,257,031	3,631,315	458,272	2013	5 - 40
1551 102nd Avenue North	St. Petersburg, FL	—	*	699,797	5,214,438	1,049,801	699,797	6,264,239	6,964,036	958,613	2013	5 - 40
6900 Harbour View Boulevard	Suffolk, VA	—		904,052	—	8,905,485	807,006	9,002,531	9,809,537	2,821,271	2006	5 - 40
6920 Harbour View Boulevard	Suffolk, VA	—		603,391	—	6,811,694	2,628,635	4,786,450	7,415,085	826,103	2005	5 - 40
6950 Harbour View Blvd	Suffolk, VA	—		929,844	—	6,399,035	794,848	6,534,031	7,328,879	2,021,547	2004	5 - 40
1516 Fryar Avenue	Sumner, WA	—		1,675,402	5,079,543	889,814	1,675,402	5,969,357	7,644,759	1,021,745	2013	5 - 40
3401-3409 Cragmont Drive	Tampa, FL	—		556,952	3,849,236	39,335	556,952	3,888,571	4,445,523	505,356	2012	5 - 40
3502 Riga Boulevard	Tampa, FL	—		201,600	1,263,131	239,882	201,600	1,503,013	1,704,613	181,319	2012	5 - 40
3505 Cragmont Drive	Tampa, FL	—		936,336	7,155,520	1,886	936,336	7,157,406	8,093,742	1,016,212	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3608 Queen Palm Drive	Tampa, FL	—		650,384	4,764,301	169,104	650,384	4,933,405	5,583,789	679,515	2012	5 - 40
5250 Eagle Trail Drive	Tampa, FL	—		952,860	—	3,636,749	952,860	3,636,749	4,589,609	1,710,467	1998	5 - 40
5501-5519 Pioneer Park Boulevard	Tampa, FL	—		162,000	1,613,000	997,161	262,416	2,509,745	2,772,161	1,486,601	1981	5 - 40
5690-5694 Crenshaw Street	Tampa, FL	—		181,923	1,812,496	1,023,603	181,923	2,836,099	3,018,022	1,441,409	1979	5 - 40
8110 Anderson Road	Tampa, FL	—		912,663	5,425,143	357,958	912,663	5,783,101	6,695,764	884,161	2012	5 - 40
8130 Anderson Road	Tampa, FL	—		655,668	4,132,076	135,482	655,668	4,267,558	4,923,226	640,520	2012	5 - 40
9020 King Palm Drive	Tampa, FL	—		1,718,496	11,697,381	913,458	1,718,496	12,610,839	14,329,335	1,699,170	2012	5 - 40
9110 King Palm Drive	Tampa, FL	—		1,203,200	7,979,540	764,935	1,203,200	8,744,475	9,947,675	1,144,622	2012	5 - 40
9203 King Palm Drive	Tampa, FL	—		754,832	4,966,864	(33,052)	754,832	4,933,812	5,688,644	705,090	2012	5 - 40
9319 Peach Palm Drive	Tampa, FL	—		612,536	4,168,473	10,035	612,536	4,178,508	4,791,044	553,112	2012	5 - 40
9704 Solar Drive	Tampa, FL	—		374,548	1,354,800	763,058	374,548	2,117,858	2,492,406	260,248	2012	5 - 40
9945 Currie Davis Drive	Tampa, FL	—		1,134,286	9,241,807	381,604	1,134,286	9,623,410	10,757,696	1,384,379	2013	5 - 40
1850 W. Rio Salado Parkway	Tempe, AZ	—		3,975,600	—	23,099,819	3,975,600	23,099,819	27,075,419	1,824,610	2013	5 - 40
1858 E Encanto Dr	Tempe, AZ	—	*	877,611	4,485,427	412,814	877,611	4,898,241	5,775,852	736,485	2013	5 - 40
1910 W. Rio Salado Parkway	Tempe, AZ	—		4,693,504	—	24,629,008	4,693,504	24,629,008	29,322,512	1,755,471	2016	5 - 40
1930 W Rio Salado Pkwy	Tempe, AZ	—		4,069,890	—	24,158,460	4,069,890	24,158,460	28,228,350	702,240	2015	5 - 40
2040 W Rio Salado Parkway	Tempe, AZ	—		3,225,000	—	12,531,731	3,225,000	12,531,731	15,756,731	547,526	2015	5 - 40
475 W Vaughn St	Tempe, AZ	—		1,112,245	2,260,348	292,646	1,112,245	2,552,994	3,665,239	430,748	2013	5 - 40
921 South Park Lane	Tempe, AZ	—		1,192,820	1,580,155	481,163	1,192,820	2,061,319	3,254,139	472,215	2011	5 - 40
8313 West Pierce Street	Tolleson, AZ	—		2,295,090	9,079,811	4,106,812	2,295,090	13,186,623	15,481,713	4,180,357	2007	5 - 40
8591 West Washington Street	Tolleson, AZ	—		1,574,912	7,308,021	416,866	1,574,912	7,724,887	9,299,799	1,174,021	2012	5 - 40
8601 West Washington Street	Tolleson, AZ	—		1,524,603	6,352,070	725,161	1,524,603	7,077,231	8,601,834	1,343,235	2012	5 - 40
5111 S Royal Atlanta Drive	Tucker, GA	—	*	435,776	1,875,685	499,788	435,776	2,375,474	2,811,250	429,327	2013	5 - 40
5151 S Royal Atlanta Drive	Tucker, GA	—	*	345,061	1,428,840	328,461	345,061	1,757,301	2,102,362	330,717	2013	5 - 40
1100 17th Street NW	Washington, DC	—		16,558,660	32,223,978	4,819,314	16,558,660	37,043,292	53,601,952	7,352,708	2011	5 - 40
2100 M Street NW	Washington, DC	—		70,000,000	55,123,783	1,912,347	70,000,000	57,036,130	127,036,130	8,404,405	2013	5 - 40
1400 Powis Court	West Chicago, IL	—		578,314	2,448,562	73,579	578,314	2,522,141	3,100,455	337,290	2013	5 - 40
1 Kings Hill Avenue	West Malling, UK	—		4,288,389	—	7,930,852	3,381,307	8,837,934	12,219,241	2,698,820	2006	5 - 40
42 Kings Hill Avenue	West Malling, UK	—		5,397,739	—	10,206,094	3,670,842	11,932,991	15,603,833	3,132,365	2005	5 - 40
Liberty Square, Block 1	West Malling, UK	—		159,232	1,622,551	658,791	271,905	2,168,670	2,440,575	697,578	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
Liberty Square, Block 2	West Malling, UK	—		199,150	1,614,217	689,302	340,070	2,162,599	2,502,669	674,983	2006	5 - 40
Liberty Square, Block 3	West Malling, UK	—		129,830	1,141,141	479,536	221,698	1,528,809	1,750,507	471,382	2006	5 - 40
Liberty Square, Block 5	West Malling, UK	—		71,377	735,993	298,534	121,883	984,021	1,105,904	303,533	2006	5 - 40
29 Liberty Square	West Malling, UK	—		165,363	1,139,928	25,834	168,913	1,162,211	1,331,124	43,922	2016	5 - 40
1400 Northpoint Parkway	West Palm Beach, FL	—	*	2,454,972	5,312,829	376,958	2,454,972	5,689,787	8,144,759	931,000	2013	5 - 40
300 Northpoint Parkway	West Palm Beach, FL	—	*	1,177,064	2,102,451	160,551	1,177,064	2,263,002	3,440,066	358,777	2013	5 - 40
400 Northpoint Parkway	West Palm Beach, FL	—	*	1,029,595	1,728,187	180,766	1,029,595	1,908,953	2,938,548	312,382	2013	5 - 40
6017 Southern Blvd	West Palm Beach, FL	—		4,513,860	—	9,167,515	4,513,860	9,167,515	13,681,375	38,247	2016	5 - 40
6035 Southern Blvd	West Palm Beach, FL	—		2,499,894	—	5,401,996	2,499,984	5,401,906	7,901,890	24,187	2016	5 - 40
2935 West Corporate Lakes Blvd	Weston, FL	—	*	4,682,521	25,905,126	1,435,528	4,682,521	27,340,654	32,023,175	3,358,697	2013	5 - 40
2945 West Corporate Lakes Blvd	Weston, FL	—	*	2,345,242	13,973,766	293,777	2,345,242	14,267,543	16,612,785	1,709,525	2013	5 - 40
43-47 Hintz Road	Wheeling, IL	—		2,051,093	18,283,480	539,342	2,051,093	18,822,823	20,873,916	2,475,574	2013	5 - 40
Worcester 1 - Plot 4	Worcester, UK	—		843,256	—	4,234,133	1,175,040	3,902,349	5,077,389	12,897	2016	5 - 40
Subtotal Operating Real Estate		$47,946,455		$1,099,713,438	$2,336,140,008	$2,161,408,921	$1,153,680,251	$4,443,582,109	$5,597,262,360	$940,612,342

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
Development Properties
2250 East Bardin Road	Arlington, TX	—	4,754,659	—	24,262,394	—	29,017,052	29,017,052	—	2017	N/A
350 North York Road	Bensenville, IL	—	3,043,130	—	4,388,458	—	7,431,588	7,431,588	—	2017	N/A
100 Carolina Way	Carlisle, PA	—	10,830,187	—	21,472,109	—	32,302,296	32,302,296	—	2017	N/A
1955 TW Alexander Drive	Durham, NC	—	758,503	—	7,481,188	—	8,239,691	8,239,691	—	2017	N/A
1075 King George Post Road	Edison, NJ	—	—	—	13,168,246	—	13,168,246	13,168,246	—	2016	N/A
1720 West 135th Street	Gardena, CA	—	7,423,389	—	12,948,990	—	20,372,379	20,372,379	—	2017	N/A
2980 Green Road	Greer, SC	—	16,338	—	5,441,655	—	5,457,993	5,457,993	—	2017	N/A
7157 Ridge Road	Hanover, MD	—	3,875,203	—	4,929,287	—	8,804,490	8,804,490	—	2017	N/A
650 Swedesford Road	King of Prussia, PA	—	488,529	—	7,914,012	—	8,402,541	8,402,541	—	2017	N/A
1200 Claybrick Road	Landover, MD	—	6,876,500	—	942,883	—	7,819,383	7,819,383	—	2016	N/A
1806 Highway 146th South	LaPorte, TX	—	1,055,035	—	1,838,576	—	2,893,611	2,893,611	—	2017	N/A
1814 Highway 146th South	LaPorte, TX	—	1,420,014	—	433,719	—	1,853,733	1,853,733	—	2017	N/A
1302 Wharton Weems Blvd	LaPorte, TX	—	4,378,890	—	2,263,432	—	6,642,322	6,642,322	—	2017	N/A
875 Maxham Road	Lithia Springs, GA	—	445,493	—	11,272,084	—	11,717,577	11,717,577	—	2017	N/A
11430 NW 122 Street	Medley, FL	—	5,790,968	—	8,969,067	—	14,760,035	14,760,035	—	2017	N/A
8801 Congdon Hill Drive	Mertztown, PA	—	23,016,646	—	47,804,802	—	70,821,448	70,821,448	—	2016	N/A
1050 Constitution Avenue	Philadelphia, PA	—	1,969,501	—	37,458,724	—	39,428,225	39,428,225	—	2015	N/A
1500 S 71st Avenue	Phoenix, AZ	—	4,234,407	—	4,648,512	—	8,882,919	8,882,919	—	2016	N/A
3929 Shutterfly Road	Charlotte, NC	—	592,233	—	10,093,931	—	10,686,164	10,686,164	—	2016	N/A
9724 Alabama Street	San Bernardino, CA	—	4,140,486	—	8,367,860	—	12,508,346	12,508,346	—	2017	N/A
1870 W Rio Salado Parkway	Tempe, AZ	—	2,272,702	—	42,762,030	—	45,034,732	45,034,732	—	2016	N/A
Worcester 2	Worcester, UK	—	3,172,249	—	9,054,991	—	12,227,240	12,227,240	—	2016	N/A
Subtotal Development in Progress		$—	$90,555,062	$—	$287,916,950	$—	$378,472,011	$378,472,011	$—

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
Mill Creek Road Land East	Allentown, PA	—	7,175,000	—	—	7,175,000	—	7,175,000	—	2017	N/A
100 and 160 Dulty's Lane Land	Burlington, NJ	—	3,746,363	—	387,026	4,133,389	—	4,133,389	—	2017	N/A
180 Dulty's Lane Land	Burlington, NJ	—	2,866,850	—	329,151	3,196,001	—	3,196,001	—	2016	N/A
Butts County Land	Butts County, GA	—	2,866,568	—	1,926,717	4,793,285	—	4,793,285	—	2017	N/A
Camden Town Center Land	Camden, NJ	—	11,303,073	—	10,252,135	21,555,208	—	21,555,208	—	2016	N/A
12912 Virkler Drive Land	Charlotte, NC	—	208,646	—	88,354	297,000	—	297,000	—	2010	N/A
Shopton Ridge Business Park Land	Charlotte, NC	—	644,925	—	1,859,095	2,504,020	—	2,504,020	—	2014	N/A
Mountain Creek Business Park L	Dallas, TX	—	7,984,928	—	5,022,735	13,007,663	—	13,007,663	—	2016	N/A
Holly Lane North Land	Dayton, MN	—	889,205	—	181,612	1,070,817	—	1,070,817	—	2014	N/A
French Lake Land	Dayton/Rogers, MN	—	13,513,632	—	7,385,459	20,899,091	—	20,899,091	—	2015	N/A
Flying Cloud Drive Land	Eden Prairie, MN	—	2,051,631	—	4,369,545	6,421,176	—	6,421,176	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	4,352,280	21,209,836	—	21,209,836	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,976,650	3,541,185	—	3,541,185	—	2006	N/A
Arundel Ridge Land	Hanover, MD	—	3,371,183	—	(583,887)	2,787,296	—	2,787,296	—	2008	N/A
Interwood Land	Houston, TX	—	5,160,668	—	29,015	5,189,683	—	5,189,683	—	2012	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	382,693	6,139,558	—	6,139,558	—	2007	N/A
Richey Road Land	Houston, TX	—	26,135,466	—	7,024,965	33,160,431	—	33,160,431	—	2014	N/A
Cabin Branch Road Land	Hyattsville, MD	—	507,337	—	3,099	510,436	—	510,436	—	2017	N/A
Frye Road and Valley View Lane Land	Irving, TX	—	1,917,440	—	962,176	2,879,616	—	2,879,616	—	2014	N/A
Rouse Kent Limited	Kent, UK	—	—	—	35,246,308	35,246,308	—	35,246,308	—	2012	N/A
Port Crossing Commerce Center Land	La Porte, TX	—	9,401,409	—	1,382,139	10,783,548	—	10,783,548	—	2015	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,455,989	2,248,107	—	2,248,107	—	1995	N/A
Spring Creek Land	Lower Macungie Twp, PA	—	33,567,060	—	8,106,014	41,673,074	—	41,673,074	—	2013	N/A
380 Old Morehall Road	Malvern, PA	—	1,344,809	—	—	1,344,809	—	1,344,809	—	2012	N/A
6 Great Valley Parkway Land	Malvern, PA	—	603,050	—	2,598,259	3,201,309	—	3,201,309	—	2015	N/A
Old Morehall Rd Land (Morelli)	Malvern, PA	—	3,343,863	—	33,548	3,377,411	—	3,377,411	—	2016	N/A
Miami International Tradeport Land	Medley, FL	—	9,202,254	—	15,840,193	25,042,447	—	25,042,447	—	2011	N/A

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2017	Accumulated Depreciation 12/31/2017	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
557 Nazareth Pike Land	Nazareth, PA	—	4,667,646	—	532,716	5,200,362	—	5,200,362	—	2013	N/A
Southern Boulevard Land	Palm Beach County, FL	—	8,051,351	—	5,160,487	13,211,838	—	13,211,838	—	2014	N/A
Buckeye Logistics Center West Land	Phoenix, AZ	—	6,173,841	—	4,014,937	10,188,778	—	10,188,778	—	2013	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,717	170,031	—	170,031	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	823,895	3,539,609	—	3,539,609	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,499	210,635	—	210,635	—	2000	N/A
Legacy Park Land	Tampa, FL	—	3,289,423	—	3,168,809	6,458,232	—	6,458,232	—	2006	N/A
Subtotal Land Held for Development		$—	$203,179,323	$—	$127,568,927	$330,748,250	$—	$330,748,250	$—

Total All Properties		$47,946,455	$1,393,447,823	$2,336,140,008	$2,576,894,798	$1,484,428,501	$4,822,054,120	$6,306,482,621	$940,612,342

* Denotes property is collateralized under mortgages with Athene, New York Life and Wells Fargo totaling $214.2 million.
(1) Does not include deferred financing costs and market adjustments.
(2) Includes foreign currency changes and write-offs of certain fully depreciated assets and net of impairment charges.

SCHEDULE III
LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2017	2016	2015
REAL ESTATE:
Balance at beginning of year	$5,962,096	$6,777,467	$6,846,182
Additions	675,868	470,812	553,651
Disposition of property	(331,481)	(1,286,183)	(622,366)

Balance at end of year	$6,306,483	$5,962,096	$6,777,467

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$847,106	$1,062,964	$1,102,609
Depreciation expense	149,044	168,077	182,011
Disposition of property	(55,537)	(383,935)	(221,656)

Balance at end of year	$940,613	$847,106	$1,062,964

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company's 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm - Liberty Property Trust

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm - Liberty Property Limited Partnership

Financial Statements - Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2017 and 2016

Statements of Comprehensive Income:
Liberty Property Trust Consolidated for the years ended December 31, 2017 , 2016 and 2015

Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2017 , 2016 and 2015

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2017 , 2016 and 2015

Financial Statements - Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2017 and 2016

Statements of Comprehensive Income:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2017 , 2016 and 2015

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2017 , 2016 and 2015

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2017 , 2016 and 2015

Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES:

Schedule II - Allowance for Doubtful Accounts for Liberty Property Trust and Liberty Property Limited Partnership

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2017 for Liberty Property Trust and Liberty Property Limited Partnership

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

3.1.29
Liberty Property Trust First Amended and Restated By-Laws of the Trust, as amended through March 27, 2017 (Incorporated by reference to Exhibit 3.1 filed with the Registrants' Quarterly Report on Form 10-9 for the fiscal quarter ended March 31, 2017).

4.1
Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 of the Registrants (Commission File No. 333-150737) filed with the Commission on September 22, 2010).

4.2
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

4.3
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

4.4
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

4.5
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

4.6
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

4.7
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

4.8
Seventh Supplemental Indenture, dated as of April 27, 2017, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 20, 2016, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 filed with the Registrants' Quarterly Report on Form 10-Q for this fiscal quarter ended June 30, 2017.

10.1@
Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 8, 2014 (Incorporated by reference to appendix to the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 8, 2014, filed with the Commission on April 7, 2014).

10.2	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.3	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.4	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-11).

10.5
Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit 10.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on March 3, 1995).

10.6@	Liberty Property Trust - Senior Management Severance Plan (Incorporated by reference to Exhibit 10.1 to the Registrants' Report on Form 10-Q for the fiscal quarter ended September 30, 2015).

10.7@	Liberty Property Trust - Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 filed with the Trust's Registration Statement on Form S-8 (Commission File No. 333-175263)).

10.8@
Liberty Property Trust 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”)).

10.9@
Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

10.10@	Form of Option Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with the First Quarter 2008 Form 10-Q).

10.11@
Form of 2009 Long Term Incentive Plan Target Unit Award Agreement (Incorporated by reference to Exhibit 10.2 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.12.1+
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

10.12.2+
Substitution of Limited Partner Agreement, dated as of December 31, 2013, by and among Liberty Property Philadelphia Corporation IV East, as general partner, Liberty Property Limited Partnership and Comcast Philadelphia Holdings, LLC. (Incorporated by reference to Exhibit 10.15.2 filed with the 2013 Form 10-K).

10.13+
Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007 (Incorporated by reference to Exhibit 10.18 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.14+
Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007 (Incorporated by reference to Exhibit 10.19 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.15++
Fifth Amended and Restated Credit Agreement, dated as of October 20, 2017, by and among Liberty Property Trust, Liberty Property Limited Partnership, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank National Association, U.S. Bank National Association and Wells Fargo Bank National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank Nation Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Bookrunners, and the lenders party thereto.

10.16+
Amended and Restated Limited Liability Company Operating Agreement of 18A LLC, dated as of June 30, 2014, by and between Liberty Property Limited Partnership and Comcast Corporation (Incorporated by reference to Exhibit 10.1 filed with the Second Quarter 2014 Form 10-Q).

10.17+
Limited Liability Company Operating Agreement of 18A Hotel LLC, dated as of June 30, 2014, by and between Comcast Corporation and Liberty Property Development Company IV-S, LLC, a wholly owned subsidiary of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10.2 filed with the Second Quarter 2014 Form 10-Q).

10.18+
Development Agreement, dated as of June 30, 2014, by and among Liberty Property 18th & Arch, LP, Liberty Property Limited Partnership and a wholly owned subsidiary of 18A Hotel LLC (Incorporated by reference to Exhibit 10.3 filed with the Second Quarter 2014 Form 10-Q).

10.19@
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

'++
Confidential treatment has been requested from the Securities and Exchange Commission with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

LIBERTY PROPERTY TRUST

Date: February 28, 2018                    By: /s/ WILLIAM P. HANKOWSKY
-----------------------------------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
William P. Hankowsky

/s/ CHRISTOPHER J. PAPA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Christopher J. Papa

/s/ MARY BETH MORRISSEY	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Mary Beth Morrissey

/s/ M. LEANNE LACHMAN	Trustee	February 28, 2018
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 28, 2018
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 28, 2018
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	February 28, 2018
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 28, 2018
Daniel P. Garton

/s/ ANTONIO F. FERNANDEZ	Trustee	February 28, 2018
Antonio F. Fernandez

/s/ KATHERINE E. DIETZE	Trustee	February 28, 2018
Katherine E. Dietze

/s/ FREDRIC J. TOMCZYK	Trustee	February 28, 2018
Fredric J. Tomczyk

/s/ MARGUERITE M. NADER	Trustee	February 28, 2018
Marguerite M. Nader

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

Date: February 28, 2018                    By: /s/ WILLIAM P. HANKOWSKY
----------------------------------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
William P. Hankowsky

/s/ CHRISTOPHER J. PAPA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Christopher J. Papa

/s/ MARY BETH MORRISSEY	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Mary Beth Morrissey

/s/ M. LEANNE LACHMAN	Trustee	February 28, 2018
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 28, 2018
Frederick F. Buchholz

/s/ DAVID L. LINGERFELT	Trustee	February 28, 2018
David L. Lingerfelt

/s/ THOMAS C. DELOACH, JR.	Trustee	February 28, 2018
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 28, 2018
Daniel P. Garton

/s/ ANTONIO F. FERNANDEZ	Trustee	February 28, 2018
Antonio F. Fernandez

/s/ KATHERINE E. DIETZE	Trustee	February 28, 2018
Katherine E. Dietze

/s/ FREDRIC J. TOMCZYK	Trustee	February 28, 2018
Fredric J. Tomczyk

/s/ MARGUERITE M. NADER	Trustee	February 28, 2018
Marguerite M. Nader

EXHIBIT INDEX

EXHIBIT NO.

3.1.28	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

10.15++
Fifth Amended and Restated Credit Agreement, dated as of October 20, 2017, by and among Liberty Property Trust, Liberty Property Limited Partnership, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank National Association, U.S. Bank National Association and Wells Fargo Bank National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank Nation Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Bookrunners, and the lenders party thereto.

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

'++
Confidential treatment has been requested from the Securities and Exchange Commission with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.