Form 10-Q
period 2018-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2018-05-03
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past ninety (90) days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 30, 2018, 147,787,823 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at March 31, 2018. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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
Form 10-Q for the period ended March 31, 2018

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	March 31, 2018	December 31, 2017
ASSETS
Real estate:
Land and land improvements	$1,180,071	$1,138,337
Building and improvements	4,448,883	4,358,264
Less accumulated depreciation	(962,688)	(933,173)
Operating real estate	4,666,266	4,563,428
Development in progress	373,154	333,437
Land held for development	316,226	330,748
Net real estate	5,355,646	5,227,613
Cash and cash equivalents	30,380	11,882
Restricted cash	9,366	13,803
Accounts receivable, net	12,767	11,231
Deferred rent receivable, net	117,776	113,282
Deferred financing and leasing costs, net of accumulated amortization (March 31, 2018, $168,754; December 31, 2017, $164,755)	151,530	152,471
Investments in and advances to unconsolidated joint ventures	350,458	288,456
Assets held for sale	238,199	330,186
Prepaid expenses and other assets	148,509	290,833
Total assets	$6,414,631	$6,439,757
LIABILITIES
Mortgage loans, net	$264,906	$267,093
Unsecured notes, net	2,284,197	2,283,513
Credit facilities	257,175	358,939
Accounts payable	68,499	77,625
Accrued interest	34,855	21,796
Dividend and distributions payable	60,518	60,330
Other liabilities	186,807	205,055
Liabilities held for sale	1,849	9,503
Total liabilities	3,158,806	3,283,854
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of March 31, 2018 and December 31, 2017	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,773,141 and 147,450,691 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	148	147
Additional paid-in capital	3,683,660	3,674,978
Accumulated other comprehensive loss	(29,674)	(37,797)
Distributions in excess of net income	(468,883)	(549,970)
Total Liberty Property Trust shareholders’ equity	3,185,251	3,087,358
Noncontrolling interest – operating partnership
3,520,205 common units outstanding as of March 31, 2018 and December 31, 2017	58,186	56,159
Noncontrolling interest – consolidated joint ventures	4,851	4,849
Total equity	3,248,288	3,148,366
Total liabilities, noncontrolling interest - operating partnership and equity	$6,414,631	$6,439,757

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING REVENUE
Rental	$125,203	$116,868
Operating expense reimbursement	38,610	37,413
Development service fee income	26,352	11,485
Total operating revenue	190,165	165,766
OPERATING EXPENSE
Rental property	15,931	17,535
Real estate taxes	23,498	21,906
General and administrative	18,628	16,993
Expensed pursuit costs	324	32
Systems implementation expense	706	—
Depreciation and amortization	43,686	43,092
Development service fee expense	28,067	11,004
Total operating expense	130,840	110,562
Operating income	59,325	55,204
OTHER INCOME (EXPENSE)
Interest and other income	2,486	1,862
Interest expense	(22,750)	(21,634)
Total other income (expense)	(20,264)	(19,772)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	39,061	35,432
Gain on property dispositions	4,121	807
Income taxes	(554)	(622)
Equity in earnings of unconsolidated joint ventures	6,764	5,731
Income from continuing operations	49,392	41,348
Discontinued operations (including net gain on property dispositions of $90.0 million for the three months ended March 31, 2018)	94,333	2,896
Net income	143,725	44,244
Noncontrolling interest – operating partnership	(3,457)	(1,149)
Noncontrolling interest – consolidated joint ventures	(87)	(63)
Net income available to common shareholders	$140,181	$43,032

Net income	$143,725	$44,244
Other comprehensive income - foreign currency translation	7,932	3,177
Other comprehensive income - derivative instruments	385	313
Other comprehensive income	8,317	3,490
Total comprehensive income	152,042	47,734
Less: comprehensive income attributable to noncontrolling interest	(3,738)	(1,293)
Comprehensive income attributable to common shareholders	$148,304	$46,441
Earnings per common share
Basic:
Income from continuing operations	$0.33	$0.27
Income from discontinued operations	0.62	0.02
Income per common share – basic	$0.95	$0.29
Diluted:
Income from continuing operations	$0.33	$0.27
Income from discontinued operations	0.62	0.02
Income per common share – diluted	$0.95	$0.29
Distributions per common share	$0.40	$0.40
Weighted average number of common shares outstanding
Basic	147,060	146,471
Diluted	147,873	147,221
Amounts attributable to common shareholders
Income from continuing operations	$48,043	$40,204
Discontinued operations	92,138	2,828
Net income available to common shareholders	$140,181	$43,032
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2018	147,450,691	$147	$3,674,978	$(37,797)	$(549,970)	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Net proceeds from the issuance of common shares	322,450	1	3,266	—	—	3,267	—	—	3,267	—
Net income	—	—	—	—	140,181	140,181	3,339	87	143,607	118
Distributions	—	—	—	—	(59,094)	(59,094)	(1,506)	(85)	(60,685)	(118)
Share-based compensation net of shares related to tax withholdings	—	—	5,416	—	—	5,416	—	—	5,416	—
Other comprehensive income - foreign currency translation	—	—	—	7,747	—	7,747	185	—	7,932	—
Other comprehensive income - derivative instruments	—	—	—	376	—	376	9	—	385	—
Balance at March 31, 2018	147,773,141	$148	$3,683,660	$(29,674)	$(468,883)	$3,185,251	$58,186	$4,851	$3,248,288	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income	$143,725	$44,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,144	45,992
Amortization of deferred financing costs	967	937
Expensed pursuit costs	324	32
Equity in earnings of unconsolidated joint ventures	(6,764)	(5,731)
Gain on property dispositions	(94,170)	(807)
Share-based compensation	9,633	7,971
Other	2,206	(844)
Changes in operating assets and liabilities:
Accounts receivable	(706)	36
Deferred rent receivable	(4,944)	(5,566)
Prepaid expenses and other assets	20,312	6,824
Accounts payable	(9,003)	(7,136)
Accrued interest	13,059	12,972
Other liabilities	(26,084)	(14,444)
Net cash provided by operating activities	93,699	84,480
INVESTING ACTIVITIES
Investment in properties – acquisitions	(95,027)	—
Investment in properties – other	(3,603)	(12,422)
Investments in and advances to unconsolidated joint ventures	(66,420)	(13,278)
Distributions from unconsolidated joint ventures	11,521	9,427
Net proceeds from disposition of properties/land	184,233	1,874
Investment in development in progress	(51,932)	(64,661)
Investment in land held for development	(18,234)	(53,660)
Payment of deferred leasing costs	(2,183)	(7,544)
Release of escrows and other	126,745	9,016
Net cash provided by (used in) investing activities	85,100	(131,248)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	3,267	852
Share repurchases, including shares related to tax withholdings	(4,402)	(4,624)
Repayments of mortgage loans	(1,714)	(1,930)
Proceeds from credit facility	312,993	159,000
Repayments on credit facility	(414,757)	(44,000)
Distribution paid on common shares	(58,980)	(69,823)
Distribution to partners/noncontrolling interest holders	(1,651)	(1,987)
Net cash (used in) provided by financing activities	(165,244)	37,488
Net increase (decrease) in cash, cash equivalents and restricted cash	13,555	(9,280)
Increase in cash, cash equivalents and restricted cash related to foreign currency translation	506	470
Cash, cash equivalents and restricted cash at beginning of period	25,685	56,025
Cash, cash equivalents and restricted cash at end of period	$39,746	$47,215

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	March 31, 2018	December 31, 2017
ASSETS
Real estate:
Land and land improvements	$1,180,071	$1,138,337
Building and improvements	4,448,883	4,358,264
Less accumulated depreciation	(962,688)	(933,173)
Operating real estate	4,666,266	4,563,428
Development in progress	373,154	333,437
Land held for development	316,226	330,748
Net real estate	5,355,646	5,227,613
Cash and cash equivalents	30,380	11,882
Restricted cash	9,366	13,803
Accounts receivable, net	12,767	11,231
Deferred rent receivable, net	117,776	113,282
Deferred financing and leasing costs, net of accumulated amortization (March 31, 2018, $168,754; December 31, 2017, $164,755)	151,530	152,471
Investments in and advances to unconsolidated joint ventures	350,458	288,456
Assets held for sale	238,199	330,186
Prepaid expenses and other assets	148,509	290,833
Total assets	$6,414,631	$6,439,757
LIABILITIES
Mortgage loans, net	$264,906	$267,093
Unsecured notes, net	2,284,197	2,283,513
Credit facilities	257,175	358,939
Accounts payable	68,499	77,625
Accrued interest	34,855	21,796
Distributions payable	60,518	60,330
Other liabilities	186,807	205,055
Liabilities held for sale	1,849	9,503
Total liabilities	3,158,806	3,283,854
Limited partners’ equity - 301,483 preferred units outstanding as of March 31, 2018, and December 31, 2017	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,773,141 and 147,450,691 common units outstanding as of March 31, 2018 and December 31, 2017, respectively	3,185,251	3,087,358
Limited partners’ equity – 3,520,205 common units outstanding as of March 31, 2018 and December 31, 2017	58,186	56,159
Noncontrolling interest – consolidated joint ventures	4,851	4,849
Total owners’ equity	3,248,288	3,148,366
Total liabilities, limited partners’ equity and owners’ equity	$6,414,631	$6,439,757

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING REVENUE
Rental	$125,203	$116,868
Operating expense reimbursement	38,610	37,413
Development service fee income	26,352	11,485
Total operating revenue	190,165	165,766
OPERATING EXPENSE
Rental property	15,931	17,535
Real estate taxes	23,498	21,906
General and administrative	18,628	16,993
Expensed pursuit costs	324	32
Systems implementation expense	706	—
Depreciation and amortization	43,686	43,092
Development service fee expense	28,067	11,004
Total operating expense	130,840	110,562
Operating income	59,325	55,204
OTHER INCOME (EXPENSE)
Interest and other income	2,486	1,862
Interest expense	(22,750)	(21,634)
Total other income (expense)	(20,264)	(19,772)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	39,061	35,432
Gain on property dispositions	4,121	807
Income taxes	(554)	(622)
Equity in earnings of unconsolidated joint ventures	6,764	5,731
Income from continuing operations	49,392	41,348
Discontinued operations (including net gain on property dispositions of $90.0 million for the three months ended March 31, 2018)	94,333	2,896
Net income	143,725	44,244
Noncontrolling interest – consolidated joint ventures	(87)	(63)
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$143,520	$44,063
Net income	$143,725	$44,244
Other comprehensive income - foreign currency translation	7,932	3,177
Other comprehensive income - derivative instruments	385	313
Other comprehensive income	8,317	3,490
Total comprehensive income	$152,042	$47,734
Earnings per common unit
Basic:
Income from continuing operations	$0.33	$0.27
Income from discontinued operations	0.62	0.02
Income per common unit - basic	$0.95	$0.29
Diluted:
Income from continuing operations	$0.33	$0.27
Income from discontinued operations	0.62	0.02
Income per common unit - diluted	$0.95	$0.29
Distributions per common unit	$0.40	$0.40
Weighted average number of common units outstanding
Basic	150,580	150,000
Diluted	151,393	150,750
Net income allocated to general partners	$140,181	$43,032
Net income allocated to limited partners	$3,457	$1,149

See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2018	147,450,691	3,520,205	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Contributions from partners	322,450	—	8,683	—	—	8,683	—
Distributions to partners	—	—	(59,094)	(1,506)	(85)	(60,685)	(118)
Other comprehensive income - foreign currency translation	—	—	7,747	185	—	7,932	—
Other comprehensive income - derivative instruments	—	—	376	9	—	385	—
Net income	—	—	140,181	3,339	87	143,607	118
Balance at March 31, 2018	147,773,141	3,520,205	$3,185,251	$58,186	$4,851	$3,248,288	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income	$143,725	$44,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,144	45,992
Amortization of deferred financing costs	967	937
Expensed pursuit costs	324	32
Equity in earnings of unconsolidated joint ventures	(6,764)	(5,731)
Gain on property dispositions	(94,170)	(807)
Noncash compensation	9,633	7,971
Other	2,206	(844)
Changes in operating assets and liabilities:
Accounts receivable	(706)	36
Deferred rent receivable	(4,944)	(5,566)
Prepaid expenses and other assets	20,312	6,824
Accounts payable	(9,003)	(7,136)
Accrued interest	13,059	12,972
Other liabilities	(26,084)	(14,444)
Net cash provided by operating activities	93,699	84,480
INVESTING ACTIVITIES
Investment in properties – acquisitions	(95,027)	—
Investment in properties – other	(3,603)	(12,422)
Investments in and advances to unconsolidated joint ventures	(66,420)	(13,278)
Distributions from unconsolidated joint ventures	11,521	9,427
Net proceeds from disposition of properties/land	184,233	1,874
Investment in development in progress	(51,932)	(64,661)
Investment in land held for development	(18,234)	(53,660)
Payment of deferred leasing costs	(2,183)	(7,544)
Release of escrows and other	126,745	9,016
Net cash provided by (used in) investing activities	85,100	(131,248)
FINANCING ACTIVITIES
Repayments of mortgage loans	(1,714)	(1,930)
Proceeds from credit facility	312,993	159,000
Repayments on credit facility	(414,757)	(44,000)
Capital contributions	3,267	852
Distributions to partners/noncontrolling interests	(65,033)	(76,434)
Net cash (used in) provided by financing activities	(165,244)	37,488
Net increase (decrease) in cash, cash equivalents and restricted cash	13,555	(9,280)
Increase in cash, cash equivalents and restricted cash related to foreign currency translation	506	470
Cash, cash equivalents and restricted cash at beginning of period	25,685	56,025
Cash, cash equivalents and restricted cash at end of period	$39,746	$47,215

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2018
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at March 31, 2018. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity (“VIE”) of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $77.1 million and $17.3 million as of March 31, 2018 and December 31, 2017, respectively. See Note 12 for further discussion of Liberty/Comcast 1701 JFK Boulevard, LP.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance (except revenue in the scope of other accounting standards, including standards related to leasing). Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; ASU 2017-05, Gains and losses from the derecognition of nonfinancial assets (Topic 610-20), and ASU 2017-13, Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (collectively, the “New Revenue Standards”).
The New Revenue Standards provide a unified model to determine how revenue is recognized. In accordance with the New Revenue Standards, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied.
The Company evaluated each of its revenue streams: lease agreement revenue, development service fee revenue, deferred land sale revenue and gain or loss on sale of nonfinancial assets and adopted the New Revenue Standards effective January 1, 2018 using the modified retrospective approach. The Company concluded that there are no revenue streams from its lease agreements that are covered by the New Revenue Standards with the possible exception of non-lease components as further discussed below.

The New Revenue Standards did not have an impact on the amount and timing of recognizing the Company's development service fee income. The Company recognizes development service fee income on a variable basis as a percentage of costs incurred on third party development contracts. Property development services, which are a single performance obligation, continue to be satisfied and recognized over time. The Company measures its progress toward completing the performance obligation under each arrangement. The measurement of the transfer of value to the customer for these services utilizes the input method (actual costs incurred against anticipated project costs) since this method best depicts the actual transfer of value promised to the customer. The total amount of consideration to be received from these projects is assessed on a quarterly basis. Based on existing contracts, completion is anticipated by the end of 2018.
The Company recognizes revenues from improving land sites and selling the underlying land on behalf of its development partner to home builders in the United Kingdom. These agreements contain a pre-emption clause and a seller's call option. The Company recognizes revenue as the pre-emption period or seller's call option lapses utilizing the output method. There was no revenue recognized for such contracts during the three months ended March 31, 2018 or March 31, 2017.
The New Revenue Standards did not have an impact on the gain or loss of sale of nonfinancial assets. The New Revenue Standards require the Company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in-substance nonfinancial asset. Additionally, when the Company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the Company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. See Notes 5 and 7 for further discussion of sales of nonfinancial assets during the three months ended March 31, 2018.
Estimated gross revenue related to the remaining performance obligations under existing contracts (before allocation of related costs and expenses) as of March 31, 2018 that will be recognized as revenue in future periods was approximately $85.9 million, which is expected to be recognized substantially in 2018 and the remainder through 2020.
The Company adopted the practical expedient to assess the recognition of revenue for open contracts during the transition period. There was no adjustment to the opening balance of retained earnings recorded at January 1, 2018.
Development Fee Contracts
From time to time, the Company enters into contracts to develop properties on a fee basis for joint ventures in which the Company holds an interest or for unrelated third parties. In these cases the Company typically agrees to be responsible for all aspects of the development of the project (and, in certain instances, related infrastructure) and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of cost overruns incurred in the development of the project. If the Company encounters construction delays or unexpected costs in the development of these projects or is otherwise unable to recover the costs it incurs, the resulting unrecovered costs and potential payments to customers could generate losses that would adversely affect the Company's cash flow and net income. On a quarterly basis, the Company applies reasonable estimates and judgments to assess whether or not it is necessary to accrue any estimated future losses with respect to such contracts. The Company recognized an aggregate net loss of $1.7 million on these contracts during the three months ended March 31, 2018 and an aggregate net profit of $481,000 during the three months ended March 31, 2017. Should external or internal circumstances change requiring the Company to adjust the estimated future cash flows from these development contracts or in a manner that indicates that such development contracts may result in a loss, the Company could be required to record additional losses in the future. See Note 12 where certain fee development matters relating specifically to the Comcast Technology Center are discussed in further detail.
Systems Implementation Expense
The Company is incurring costs associated with its efforts to implement new financial and operating systems in certain cloud computing arrangements. The Company evaluated the arrangements in accordance with ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” and concluded that such arrangements are service contracts under the standard. Accordingly, the Company expenses substantially all costs as incurred. Certain costs that relate to the software service agreements received over time are set up as prepaid and expensed over the applicable service period. These costs include license costs incurred during the implementation period as well as consulting, personnel and other direct costs related to the implementation. The Company incurred $706,000 of systems implementation expense for the three months ended March 31, 2018. There were no such costs for the three months ended March 31, 2017.
Expensed Pursuit Costs
The Company capitalizes pre-development and pre-acquisition costs incurred in pursuit of new development, land or operating property opportunities for which the Company currently believes future development or asset acquisition is probable. Future development and the consummation of acquisitions is dependent upon various factors, including, as appropriate, due diligence, zoning and regulatory approval, rental market conditions and construction costs. Initial pre-development and pre-acquisition costs incurred on future development, land or operating property acquisitions that is not considered probable are expensed as incurred. In addition, if the status of a future development, land or operating property acquisitions by the Company is no longer probable, any capitalized pre-development or pre-acquisition costs are written off. The Company expensed costs related to pursuit costs of  $324,000 and $32,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. In the third quarter of 2017, the Company began to separately classify expensed pursuit costs in the Consolidated Statements of Comprehensive Income. These costs, which were reclassified retrospectively for all periods, were formerly classified as general and administrative expense.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Revenue related to the lease component of the contract will be recognized on a straight-line basis, while revenue related to the non-lease component will be recognized under the provisions of the New Revenue Standards. For lease agreements longer than one year in which the Company is the lessee, the Company will measure the present value of the future lease payments and recognize a right-of-use asset and corresponding lease liability on its balance sheet. In addition, the new standard states that only direct leasing costs may be capitalized. The Company has assembled a project team that is working to analyze and evaluate the impact of the guidance on its consolidated financial statements. The team is monitoring activity with respect to possible amendments to ASU 2016-02, particularly the amendment that provides a practical expedient to lessors by removing the requirement to separate lease and non-lease components. The Company expects to adopt the new lease standard on January 1, 2019.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is designed to clarify how entities should classify cash receipts and cash payments in the statement of cash flows. ASU 2016-15 became effective for the Company beginning January 1, 2018. The standard requires retrospective application. The adoption of the ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”) , which requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company adopted ASU 2016-18 as of December 31, 2017.
The impact of the implementation of ASU 2016-18 was as follows:

Three months ended
March 31, 2017
Net cash provided by operating activities (prior to adoption of ASU 2016-18)	$86,382
Impact of including restricted cash with cash and cash equivalents	(1,902)
Net cash provided by operating activities (after adoption of ASU 2016-18)	$84,480

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sale, of nonfinancial assets to noncustomers. The Company adopted ASU 2017-05 effective January 1, 2018 on a modified retrospective method and the adoption did not have an effect on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 became effective for the Company beginning January 1, 2018. The new guidance will be applied prospectively to awards modified on or after the adoption date. The adoption of the ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is designed to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for the Company beginning January 1, 2019. Early adoption is permitted using a modified retrospective transition method. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company is evaluating the impact ASU 2017-12 will have on the Company's financial position and results of operations.
Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2018			March 31, 2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$48,043	147,060	$0.33	$40,204	146,471	$0.27
Dilutive shares for long-term compensation plans	—	813		—	750
Income from continuing operations net of noncontrolling interest - diluted	$48,043	147,873	$0.33	$40,204	147,221	$0.27
Discontinued operations net of noncontrolling interest - basic	$92,138	147,060	$0.62	$2,828	146,471	$0.02
Dilutive shares for long-term compensation plans	—	813		—	750
Discontinued operations net of noncontrolling interest - diluted	$92,138	147,873	$0.62	$2,828	147,221	$0.02
Net income available to common shareholders - basic	$140,181	147,060	$0.95	$43,032	146,471	$0.29
Dilutive shares for long-term compensation plans	—	813		—	750
Net income available to common shareholders - diluted	$140,181	147,873	$0.95	$43,032	147,221	$0.29

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common share for the three months ended March 31, 2018 as compared to 188,000 for the same period in 2017.
During the three months ended March 31, 2018, 89,000 common shares were issued upon the exercise of options. During the year ended December 31, 2017, 193,000 common shares were issued upon the exercise of options.
Share Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three months ended March 31, 2018.

Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2018			March 31, 2017
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$49,305			$41,285
Less: Preferred unit distributions	(118)			(118)
Income from continuing operations available to common unitholders - basic	$49,187	150,580	$0.33	$41,167	150,000	$0.27
Dilutive units for long-term compensation plans	—	813		—	750
Income from continuing operations available to common unitholders - diluted	$49,187	151,393	$0.33	$41,167	150,750	$0.27
Income from discontinued operations - basic	$94,333	150,580	$0.62	$2,896	150,000	$0.02
Dilutive units for long-term compensation plans	—	813		—	750
Income from discontinued operations - diluted	$94,333	151,393	$0.62	$2,896	150,750	$0.02
Income available to common unitholders - basic	$143,520	150,580	$0.95	$44,063	150,000	$0.29
Dilutive units for long-term compensation plans	—	813		—	750
Income available to common unitholders - diluted	$143,520	151,393	$0.95	$44,063	150,750	$0.29

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common unit for the three months ended March 31, 2018 as compared to 188,000 for the same period in 2017.
During the three months ended March 31, 2018, 89,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2017, 193,000 common units were issued upon the exercise of options.
Unit Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three months ended March 31, 2018.

Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the three months ended March 31,
	2018	2017
Foreign Currency Translation:
Beginning balance	$(38,701)	$(56,767)
Translation adjustment	7,932	3,177
Ending balance	(30,769)	(53,590)

Derivative Instruments:
Beginning balance	150	(455)
Unrealized gain	369	127
Reclassification adjustment (1)	16	186
Ending balance	535	(142)
Total accumulated other comprehensive loss	(30,234)	(53,732)
Less: portion included in noncontrolling interest – operating partnership	560	1,110
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(29,674)	$(52,622)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
Information on the Operating Properties and land parcels the Company acquired during the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)
United Kingdom	—	7.1	—	$4,240
Other:
Southern California	1	0.8	400,169	92,700
	1	7.9	400,169	$96,940

Information on the Operating Properties and land parcels the Company sold or conveyed during the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)
Carolinas/Richmond	1	1.5	80,000	$7,094
Chicago/Minneapolis	—	8.3	—	2,714
Southeastern PA	23	—	1,420,515	183,808
	24	9.8	1,500,515	$193,616

Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At March 31, 2018, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

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

The operating information by reportable segment is as follows (in thousands):

	Three Months
	Ended March 31,
	2018	2017
Operating revenue
Carolinas/Richmond	$19,793	$18,056
Chicago/Minneapolis	16,517	15,875
Florida	15,408	14,248
Houston	15,862	14,774
Lehigh/Central PA	38,085	41,535
Philadelphia	12,345	11,436
Southeastern PA	10,182	14,615
United Kingdom	4,273	3,168
Other	39,623	30,372
Segment-level operating revenue	172,088	164,079

Reconciliation to total operating revenues
Development service fee income	26,352	11,485
Discontinued operations	(8,179)	(9,600)
Other	(96)	(198)
Total operating revenue	$190,165	$165,766

SNOI
Carolinas/Richmond	$14,047	$12,982
Chicago/Minneapolis	9,901	9,349
Florida	10,819	9,511
Houston	9,597	6,801
Lehigh/Central PA	27,767	29,578
Philadelphia	10,154	8,759
Southeastern PA	6,890	8,113
United Kingdom	2,429	1,858
Other	26,550	20,256
SNOI	118,154	107,207

Reconciliation to income from continuing operations
Interest expense (1)	(23,459)	(22,343)
Depreciation/amortization expense (1) (2)	(33,408)	(33,193)
Gain on property dispositions	4,121	807
Equity in earnings of unconsolidated joint ventures	6,764	5,731
General and administrative expense (1) (2)	(15,009)	(12,222)
Expensed pursuit costs	(324)	(32)
Systems implementation expense	(706)	—
Discontinued operations excluding gain on property dispositions	(4,284)	(2,896)
Income taxes (2)	(12)	(280)
Other	(2,445)	(1,431)
Income from continuing operations	$49,392	$41,348

(1)	Includes activity on discontinued operations.

(2)	Excludes costs that are included in determining SNOI.

The Company's total assets by reportable segment as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Carolinas/Richmond	$521,272	$543,922
Chicago/Minnesota	603,220	615,186
Florida	523,239	533,861
Houston	499,433	498,584
Lehigh/Central PA	1,203,574	1,210,746
Philadelphia	720,323	665,843
Southeastern PA	139,625	241,128
United Kingdom	239,605	251,824
Other	1,902,192	1,807,653
Segment-level total assets	6,352,483	6,368,747
Corporate Other	62,148	71,010
Total assets	$6,414,631	$6,439,757

Note 7: Impairment or Disposal of Long-Lived Assets
In 2017, the Company initiated a strategic shift whereby it plans to divest of its remaining suburban office properties. The Company determined that the strategic shift would have a major effect on its operations and financial results. As such, properties sold or those that meet the criteria to be classified as held for sale within the new corporate strategy were classified within discontinued operations. Consistent with the held for sale criteria these properties are expected to be sold within one year. As the result of the classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to these properties were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Comprehensive Income.
The following table illustrates the number of sold or held for sale properties included in, or excluded from, discontinued operations in this report:

	Held for Sale as of March 31, 2018	Sold during the three months ended March 31, 2018	Sold during the year ended December 31, 2017	Total
Properties included in discontinued operations	5	23	2	30
Properties included in continuing operations	2	1	8	11
Properties sold or classified as held for sale	7	24	10	41

The five properties held for sale in discontinued operations as of March 31, 2018 were located in the Company's Arizona reportable segment. The 23 properties in discontinued operations that were sold during the three months ended March 31, 2018 were located in the Company's Southeastern PA reportable segment.
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues	$8,179	$9,600
Operating expenses	(1,972)	(3,641)
Depreciation and amortization	(1,219)	(2,368)
Interest and other income	5	14
Interest expense	(709)	(709)
Income from discontinued operations before gain on property dispositions	4,284	2,896
Gain on property dispositions	90,049	—
Income from discontinued operations	94,333	2,896
Noncontrolling interest - operating partnership	(2,195)	(68)
Income from discontinued operations available to common shareholders	$92,138	$2,828

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale to the sum of total net assets plus consolidated debt.
Capital expenditures on a cash basis for the three months ended March 31, 2018 and 2017 were $274,000 and $7.3 million, respectively, related to properties within discontinued operations.
Assets Held for Sale
As of March 31, 2018, seven properties were classified as held for sale, of which five properties met the criteria to be classified within discontinued operations and two Operating Properties were classified within continuing operations.
The following table illustrates aggregate balance sheet information for all held for sale properties (in thousands):

	March 31, 2018			December 31, 2017
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and land improvements	$3,199	$20,404	$23,603	$3,476	$41,191	$44,667
Buildings and improvements	80,738	141,416	222,154	80,738	248,514	329,252
Development in progress	—	—	—	—	45,035	45,035
Land held for development	—	—	—	863	—	863
Accumulated depreciation	(11,760)	(15,318)	(27,078)	(11,785)	(105,786)	(117,571)
Deferred financing and leasing costs, net	2,210	6,964	9,174	2,210	10,280	12,490
Other assets	5,265	5,081	10,346	5,137	10,313	15,450
Total assets held for sale	$79,652	$158,547	$238,199	$80,639	$249,547	$330,186

Total liabilities held for sale	$332	$1,517	$1,849	$1,153	$8,350	$9,503

Impairment Charges - Real Estate Assets
The Company disposes of and anticipates the potential disposition of certain properties prior to the end of their remaining useful lives. There were no impairment charges recognized during the three months ended March 31, 2018 or March 31, 2017. The Company has applied reasonable estimates and judgments in evaluating each of its properties and land held for development and has determined that there were no valuation adjustments necessary at March 31, 2018. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.

Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of March 31, 2018 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at March 31, 2018 was $139.9 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of March 31, 2018 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units at March 31, 2018 based on the closing price of the common shares of the Trust at March 31, 2018 was $139.9 million.
Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of March 31, 2018, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at March 31, 2018 and December 31, 2017. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividend and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The carrying value of the outstanding amounts under the Company's credit facilities is a reasonable estimate of fair value because interest rates float at a rate based on LIBOR.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of March 31, 2018 and December 31, 2017. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2017 and March 31, 2018 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2017	$267,093	$267,298	$2,283,513	$2,359,998
As of March 31, 2018	$264,906	$264,076	$2,284,197	$2,296,375
Note 12: Unconsolidated Joint Ventures
Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the “Project”) located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building will include 1.3 million square feet of leasable office space (the “Office”) and a 217-room Four Seasons Hotel (the “Hotel”) (collectively, “Liberty Property 18th and Arch”). Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $955.3 million.  The Company's investment in the Project is expected to be approximately $191.1 million with 20% ownership interests in both joint ventures. As of March 31, 2018, the Company's investment in these joint ventures was $179.2 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
During the three months ended March 31, 2018, the joint ventures for Liberty Property 18th & Arch brought into service 250,000 square feet of office space representing a Total Investment of $138.3 million. The 217-room Four Seasons hotel representing an aggregate Total Investment of $217.4 million continued to be developed by one of the joint ventures as of March 31, 2018.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third-party contractor (the “GMP Contracts”) to construct the Project. The Company is accounting for the project under the New Revenue Standards on a variable basis as a percentage of costs incurred, formerly referred to as the percentage of completion method. The Company believes it has applied reasonable estimates and judgments in determining the amount of estimated development costs for the Project. The Company has been notified by its third-party contractor, however, that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project. Recently, the contractor advised the Company that it currently believes that these costs could total as much as $67 million in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts (as that guaranteed maximum price has been adjusted pursuant to change orders accepted to date). The Company intends to vigorously pursue all remedies to enforce the third-party contractor’s obligations under the GMP Contracts and to seek to recover any amounts expended by the Company or the joint ventures in excess of their contractual obligations. Until such time as the Company receives from the third-party contractor further information concerning the amount and nature of the excess costs that the contractor recently quantified and has an opportunity to investigate them, it is not possible to estimate the amount of any possible additional expenses that the Company may incur in connection with its development cost guarantee to the joint ventures. If the Company were to incur additional expenses in connection with its development cost guarantee, such amounts could be material to its results of operations in future periods.
Liberty/Comcast 1701 JFK Boulevard, LP
During the three months ended March 31, 2018, Liberty/Comcast 1701 JFK Boulevard LP (a joint venture in which the Company holds a 20% interest) paid in full the $305.2 million mortgage loan. The payment was funded through loans from the joint venture partners in proportion to their ownership interests. The Company's portion of the loan to the joint venture is included in investments in, and advances to, unconsolidated joint ventures in the Company's consolidated balance sheets.
Cambridge Medipark Ltd
During the three months ended March 31, 2018, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $2.0 million for the three months ended March 31, 2018 compared to $3.0 million for the same period in 2017.
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
The Company holds an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $95.5 million and $96.2 million at March 31, 2018 and December 31, 2017, respectively, and expire at various dates between 2018 and 2020. One interest rate swap contract and related mortgage loan were repaid in April 2018 on the maturity date.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Amount of gain related to the effective portion recognized in other comprehensive income (loss)	$402	$138
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(16)	$(186)
Amount of (loss) gain related to the ineffective portion recognized in interest expense	$(27)	$22

The fair value of the Swaps in the amounts of $1.4 million and $2.2 million as of March 31, 2018 and December 31, 2017, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.3 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $1.4 million as of March 31, 2018.
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of March 31, 2018, were as follows (in thousands):

Year	Amount
2018 (remaining)	$1,431
2019	1,968
2020	1,963
2021	1,963
2022	1,917
2023 and thereafter	33,776
Total	$43,018

Operating ground lease expense for the three months ended March 31, 2018 was $409,000 as compared to $311,000 for the same period in 2017.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of March 31, 2018 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company’s business or financial statements. See Note 12 for discussion of Comcast Technology Center.
Other
As of March 31, 2018, the Company had letter of credit obligations of $5.1 million.
As of March 31, 2018, the Company had 23 buildings under development. These buildings are expected to contain, when completed, a total of 6.9 million square feet of leasable space and represent an anticipated aggregate investment of $560.8 million. At March 31, 2018, development in progress totaled $373.2 million. In addition, as of March 31, 2018, the Company had invested $9.5 million in deferred leasing costs related to these development buildings.
As of March 31, 2018, the Company was committed to $12.4 million in improvements on certain buildings and land parcels.
As of March 31, 2018, the Company was committed to $68.0 million in future land acquisitions. The Company expects to complete these purchases during the years ended December 31, 2018 and 2019.

As of March 31, 2018, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $19.1 million.
The Company is currently developing three properties for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $248.7 million.
As of March 31, 2018, the Company was also committed to approximately $179.3 million in costs related to its agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey. As of March 31, 2018, $125.9 million of these costs had been incurred.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Note 15: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Write-off of fully depreciated/amortized property and deferred costs - properties included in continuing operations	$6,903	$8,090
Write-off of fully depreciated/amortized property and deferred costs - properties included in discontinued operations	$6	$4,190
Write-off of depreciated property and deferred costs due to sale - properties included in continuing operations	$3,045	$2,506
Write-off of depreciated property and deferred costs due to sale - properties included in discontinued operations	$96,936	$—
Changes in accrued development capital expenditures - properties included in continuing operations	$(153)	$5,048
Changes in accrued development capital expenditures - properties included in discontinued operations	$(1,889)	$2,373
Unrealized gain on cash flow hedge	$385	$313
Capitalized equity-based compensation	$185	$604
Redemption of noncontrolling interests - common units	$—	$27

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

The following is a reconciliation of the Company's cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Cash and cash equivalents at beginning of period	$11,882	$43,642
Restricted cash at beginning of period	13,803	12,383
Cash and cash equivalents and restricted cash at beginning of period	$25,685	$56,025

Cash and cash equivalents at end of period	$30,380	$36,535
Restricted cash at end of period	9,366	10,680
Cash and cash equivalents and restricted cash at end of period	$39,746	$47,215

Restricted cash includes tenant security deposits and escrow funds that the Company maintains pursuant to certain mortgage loans. Restricted cash also includes the undistributed proceeds from the sale of land in Kent County, United Kingdom.

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
As of March 31, 2018, the Company owned and operated 456 industrial and 33 office properties (the “Wholly Owned Properties in Operation”) totaling 86.7 million square feet. In addition, as of March 31, 2018, the Company owned 23 properties under development, which when completed are expected to comprise 6.9 million square feet (the “Wholly Owned Properties under Development”) and 10 properties held for redevelopment (the "Wholly Owned Properties held for Redevelopment") totaling 1.0 million square feet. The Company also owned 1,430 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2018, the Company had an ownership interest, through unconsolidated joint ventures, in 47 industrial and 18 office properties totaling 14.6 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), three properties under development, which when completed are expected to comprise 0.4 million square feet and a 217-room hotel (the "JV Properties under Development" and, collectively with the Wholly Owned Properties under Development, the "Properties under Development"), one property held for redevelopment totaling 48,000 square feet (the "JV Property held for Redevelopment" and, collectively with the Wholly Owned Properties Held for Redevelopment, the "Properties held for Redevelopment," and, collectively with the Properties in Operation and Properties under Development, the "Properties") and 339 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s strategy with respect to product and market selection favors industrial properties and markets with strong demographic and economic fundamentals, and to a lesser extent, metro-office properties. The Company also believes that long-term trends generally indicate potential erosion in the value of certain suburban office properties. Accordingly, the Company announced a strategic shift whereby it plans to divest of its remaining suburban office properties, and to reinvest those proceeds in acquisitions in targeted industrial markets and new industrial development. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to suburban office properties. The Company believes that this strategy has resulted in an improvement in the average quality and geographic location of the Company’s properties. The Company believes that the benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that has resulted from the disposition of the suburban office assets. There can be no assurance, however, that the benefits of the Company's strategy will be realized.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three months ended March 31, 2018, GAAP rents on retained and replacement leases were on average 13.6% higher than rents on expiring leases. During the three months ended March 31, 2018, the Company leased 6.3 million square feet and, as of that date, attained occupancy of 97.1% for the Wholly Owned Properties in Operation and 94.1% for the JV Properties in Operation for a combined occupancy of 96.7% for the Properties in Operation. At December 31, 2017, occupancy for the Wholly Owned Properties in Operation was 97.0% and for the JV Properties in Operation was 96.5% for a combined occupancy for the Properties in Operation of 96.9%.
Based on the Company's current outlook, the Company anticipates that property level operating income for the Industrial Same Store (defined below) group of properties will increase for the full year 2018, compared to 2017, driven primarily by new, replacement and retained leases being executed at higher rental rates than those of expiring leases. The Company expects Industrial Same Store occupancy levels to remain relatively consistent with those in 2017.
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

Wholly Owned Capital Activity
Acquisitions
During the three months ended March 31, 2018, the Company acquired one property for a purchase price of $90.9 million. This property, which contain 400,000 square feet of leaseable space, was 100% occupied as of March 31, 2018.
During the three months ended March 31, 2018, the Company acquired two parcels of land containing 7.9 acres of land for an aggregate purchase price of $6.0 million.
Dispositions
During the three months ended March 31, 2018, the Company realized proceeds of $190.8 million from the sale of 24 properties totaling 1.5 million square feet.
During the three months ended March 31, 2018, the Company realized proceeds of $2.8 million from the sale of 9.8 acres of land.
Development
During the three months ended March 31, 2018, the Company brought into service three Wholly Owned Properties under Development representing 519,000 square feet and a Total Investment of $85.1 million. During the three months ended March 31, 2018, the Company initiated six Wholly Owned Properties under Development with a projected Total Investment of $123.5 million.
As of March 31, 2018, the Company had 23 Wholly Owned Properties under Development with a projected Total Investment of $560.8 million. These Wholly Owned Properties under Development were 38.0% pre-leased as of March 31, 2018.
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
Acquisitions/Dispositions
None of the unconsolidated joint ventures in which the Company holds an interest sold or acquired any operating properties or land parcels during the three months ended March 31, 2018. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
As of March 31, 2018, unconsolidated joint ventures in which the Company holds an interest had two JV Properties under Development (exclusive of the Comcast Technology Center and Four Seasons hotel, which are more specifically discussed below) which are expected to comprise, upon completion, 437,000 square feet and are expected to represent a Total Investment by the joint ventures of $31.3 million. These JV Properties under Development were not pre-leased as of March 31, 2018. One of these properties, representing an anticipated Total Investment of $10.3 million, was initiated during the three months ended March 31, 2018 by an unconsolidated joint venture in which the Company holds an interest.
In addition, joint ventures in which the Company held an interest continued the development of the Comcast Technology Center (the “Project”). During the three months ended March 31, 2018, 250,000 square feet of office space representing a Total Investment of $138.3 million with respect to that portion of the project was brought into service. The 217-room Four Seasons hotel representing an aggregate Total Investment of $217.4 million was included as JV Properties under Development as of March 31, 2018.

The joint ventures developing the Comcast Technology Center have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third-party contractor (the “GMP Contracts”) to construct the Project. The Company has been notified by its third-party contractor, however, that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project. Recently, the contractor advised the Company that it currently believes that these costs could total as much as $67 million in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts (as that guaranteed maximum price has been adjusted pursuant to change orders accepted to date). The Company intends to vigorously pursue all remedies to enforce the third-party contractor’s obligations under the GMP Contracts and to seek to recover any amounts expended by the Company or the joint ventures in excess of their contractual obligations. Until such time as the Company receives from the third-party contractor further information concerning the amount and nature of the excess costs that the contractor recently quantified and has an opportunity to investigate them, it is not possible to estimate the amount of any possible additional expenses that the Company may incur in connection with its development cost guarantee to the joint ventures. If the Company were to incur additional expenses in connection with its development cost guarantee, such amounts could be material to its results of operations in future periods.
Properties in Operation
The composition of the Company’s Properties in Operation as of March 31, 2018 and 2017 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		GAAP Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet Occupied		Percent Occupied
	March 31		March 31		March 31		March 31
	2018	2017	2018	2017	2018	2017	2018	2017
Wholly Owned Properties in Operation:
Industrial	$5.11	$4.93	$6.96	$6.69	81,006	78,154	97.1%	96.7%
Office	$20.51	$19.37	$27.35	$28.18	3,222	3,717	97.2%	85.0%
	$5.70	$5.59	$7.74	$7.67	84,228	81,871	97.1%	96.1%
JV Properties in Operation: (3)
Industrial	$4.50	$4.40	$6.26	$6.09	10,343	10,424	93.9%	95.9%
Office	$33.04	$32.64	$52.27	$44.90	3,344	2,091	94.7%	95.3%
	$11.47	$9.12	$17.50	$12.58	13,687	12,515	94.1%	95.8%
Properties in Operation:
Industrial	$5.04	$4.87	$6.88	$6.62	91,349	88,578	96.7%	96.6%
Office	$26.89	$24.14	$40.04	$34.20	6,566	5,808	95.9%	88.4%
	$6.50	$6.05	$9.11	$8.32	97,915	94,386	96.7%	96.1%

(1) Net rent represents the cash rent per square foot at March 31, 2018 or 2017 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at March 31, 2018 or 2017 its rent would equal zero for the purposes of this metric.
(2) GAAP rent and operating expense reimbursement represents the GAAP rent including operating expense recoveries per square foot at March 31, 2018 or 2017 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 65 and 63 properties as of March 31, 2018 and 2017, respectively.

The table below details the vacancy activity during the three months ended March 31, 2018:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2018	2,602,056	501,544	3,103,600
Completed development vacant space	518,711	249,784	768,495
Disposition vacant space	(147,596)	—	(147,596)
Expirations	4,570,965	1,186,770	5,757,735
Property structural changes/other	2,280	4,557	6,837
Leasing activity	(5,044,029)	(1,079,312)	(6,123,341)
Vacancy at March 31, 2018	2,502,387	863,343	3,365,730

Capital expenditures - turnover costs per square foot (1)	$2.15	$1.72	$2.07
(1) Capital expenditures - turnover costs include tenant improvement and lease transaction costs.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates,” “estimates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate business generally (such as entry into new leases, retention of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the continued repositioning of the Company's portfolio, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, risks related to properties developed by the Company on a fee basis, risks associated with tax abatement, tax credit programs, or other government incentives, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation and the potential adverse impact of market interest rates on the market price for the Company's securities, and other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment charges - real estate assets, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the three months ended March 31, 2018, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2018 with the results of operations of the Company for the three months ended March 31, 2017. As a result of the varying levels of development, acquisition and disposition activities the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Industrial Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017
Rental Revenue
Rental revenue was $125.2 million for the three months ended March 31, 2018 compared to $116.9 million for the same period in 2017. This increase of $8.3 million was primarily due to increased rental revenue related to acquisitions and completed development since January 1, 2017.
Operating Expense Reimbursement
Operating expense reimbursement was $38.6 million for the three months ended March 31, 2018 compared to $37.4 million for the same period in 2017. This increase of $1.2 million was primarily due to increased reimbursements associated with an increase in real estate taxes.
Rental Property Expense
Rental property expense was $15.9 million for the three months ended March 31, 2018 compared to $17.5 million for the same period in 2017. This decrease of $1.6 million was primarily due to a decrease in non-recoverable operating expenses. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes
Real estate taxes were $23.5 million for the three months ended March 31, 2018 compared to $21.9 million for the same period in 2017. This increase of $1.6 million was primarily due to real estate taxes associated with acquisitions and completed development since January 1, 2017.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of SNOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to SNOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)
	March 31
	2018	2017
Carolinas/Richmond	$14,047	$12,982	8.2%	(1)
Chicago/Minneapolis	9,901	9,349	5.9%	(2)
Florida	10,819	9,511	13.8%	(1)
Houston	9,597	6,801	41.1%	(3)
Lehigh/Central PA	27,767	29,578	(6.1%)	(4)
Philadelphia	10,154	8,759	15.9%	(5)
Southeastern PA	6,890	8,113	(15.1%)	(4)
United Kingdom	2,429	1,858	30.7%	(6)
Other	26,550	20,256	31.1%	(1)
Total SNOI	$118,154	$107,207	10.2%

(1)	The increase was primarily due to an increase in rental rates and average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in occupancy.

(3)	The increase was primarily due to an increase in occupancy and a decrease in operating expenses which relate directly to the management and operation of the assets.

(4)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(5)	The increase was primarily due to an increase in occupancy and average gross investment in operating real estate.

(6)	The increase was primarily due to an increase in rental rates, average gross investment in operating real estate and in the foreign exchange rate.

Industrial Same Store
Property level operating income, exclusive of termination fees, for the Industrial Same Store properties is identified in the table below.
The Industrial Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended
	March 31
	2018	2017
Average occupancy %	97.3%	96.7%
Average rental rate - cash basis (1)	$5.11	$4.83
Average rental rate - GAAP rent and operating expense reimbursement (2)	$6.79	$6.53

(1)
Represents the average cash rent per square foot for the three months ended March 31, 2018 or 2017 for tenants in occupancy in the Industrial Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average GAAP rent including operating expense recoveries per square foot for the three months ended March 31, 2018 or 2017 for tenants in occupancy in the Industrial Same Store properties.

Management generally considers the performance of the Industrial Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Industrial Same Store property level operating income and Industrial Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Industrial Same Store properties include industrial operating properties that had reached stabilization as of January 1, 2017 (i.e., properties owned and stabilized in both the current and prior year), and exclude industrial properties held for redevelopment or that had been sold as of the end of the current quarter. As of March 31, 2018, there were 432 Industrial Same Store properties totaling 78.4 million square feet.
Set forth below is a schedule comparing the property level operating income, on a GAAP basis and on a cash basis, for the Industrial Same Store properties for the three months ended March 31, 2018 and 2017. Industrial Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Industrial Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), U.S. GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Industrial Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2018	March 31, 2017
Reconciliation of non-GAAP financial measure – Industrial Same Store:
Net income	$143,725	$44,244
Discontinued operations	(94,333)	(2,896)
Equity in earnings of unconsolidated joint ventures	(6,764)	(5,731)
Income taxes	554	622
Gain on property dispositions	(4,121)	(807)
Interest expense	22,750	21,634
Interest and other income	(2,486)	(1,862)
Development service fee expense	28,067	11,004
Depreciation and amortization expense	43,686	43,092
Systems implementation expense	706	—
Expensed pursuit costs	324	32
General and administrative expense	18,628	16,993
Development service fee income	(26,352)	(11,485)
Termination fees	(1,506)	(1,016)
Non-same store properties NOI	(22,596)	(18,314)
Industrial Same store property level operating income	100,282	95,510
Straight line rent adjustment	(2,493)	(4,144)
Industrial Same store cash basis property level operating income	$97,789	$91,366

Industrial Same Store:
Rental revenue	$100,130	$96,072
Operating expenses:
Rental property expense	12,773	13,029
Real estate taxes	18,407	17,803
Operating expense recovery	(31,332)	(30,270)
Unrecovered operating expenses	(152)	562
Industrial Same Store property level operating income	100,282	95,510
Less straight line rent adjustment	2,493	4,144
Industrial Same Store cash basis property level operating income	$97,789	$91,366

Development Service Fee Income and Expense
Development Service fee activity was an aggregate net loss of $1.7 million for the three months ended March 31, 2018 as compared to an aggregate net profit of $0.5 million for the three months ended March 31, 2017. This decrease was primarily due to additional expenses the Company accrued in 2018 in its Philadelphia reportable segment. See Note 1 to the Company's financial statements.
General and Administrative
General and administrative expenses increased to $18.6 million for the three months ended March 31, 2018 compared to $17.0 million for the three months ended March 31, 2017. This increase was primarily due to an increase in severance costs associated with a reduction in headcount in connection with real estate sales in 2018.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Expensed Pursuit Costs
Expensed pursuit costs increased to $324,000 for the three months ended March 31, 2018 compared to $32,000 for the three months ended March 31, 2017. This increase was primarily due to the write-off of costs associated with potential land acquisitions that were terminated.

Systems Implementation Expense
Systems implementation expense was $706,000 for the three months ended March 31, 2018. There were no such costs for the three months ended March 31, 2017. The Company is recognizing expense associated with the implementation of new financial and operating systems.
Depreciation and Amortization
Depreciation and amortization increased to $43.7 million for the three months ended March 31, 2018 from $43.1 million for the three months ended March 31, 2017. This increase was primarily due to increased depreciation and amortization related to acquisitions and completed development since January 1, 2017.
Interest Expense
Interest expense increased to $22.8 million for the three months ended March 31, 2018 from $21.6 million for the three months ended March 31, 2017. This increase was primarily due to an increase in average debt outstanding, which increased to $2,917.2 million for the three months ended March 31, 2018 compared to $2,620.9 million for the three months ended March 31, 2017. The increase was partially offset by a decrease in the weighted average interest rate to 3.9% for the three months ended March 31, 2018 compared to 4.0% for the three months ended March 31, 2017.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $6.8 million for the three months ended March 31, 2018 compared to $5.7 million for the three months ended March 31, 2017.  This increase was primarily due to the Company's share of results from operations for a completed development building in an unconsolidated joint venture in which the Company holds an interest which was brought into service in January 2018. Additionally, the Company and its partner repaid third party joint venture debt resulting in a decrease in interest expense for another joint venture. See Note 12 to the Company's financial statements.
Other
Gain on property dispositions increased to $4.1 million for the three months ended March 31, 2018 compared to $0.8 million for the three months ended March 31, 2017. This change resulted from the volume and composition of sales included in continuing operations in 2018 as compared to 2017.
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenues	$8,179	$9,600
Operating expenses	(1,972)	(3,641)
Depreciation and amortization	(1,219)	(2,368)
Interest and other income	5	14
Interest expense	(709)	(709)
Income from discontinued operations before gain on property dispositions	4,284	2,896
Gain on property dispositions	90,049	—
Income from discontinued operations	$94,333	$2,896

Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. To the extent that a property is sold, or completed and stabilized, during a period, it will only impact the results of such period prior to being sold or completed and stabilized, as the case may be. There were 23 properties classified as discontinued operations sold during the three months ended March 31, 2018.
As a result of the foregoing, the Company’s net income increased to $143.7 million for the three months ended March 31, 2018 from $44.2 million for the three months ended March 31, 2017.

Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company's liquidity requirements include operating and general and administrative expenses, shareholder distributions, funding its investment in development properties and joint ventures and satisfying interest requirements and debt maturities. The Company believes that proceeds from operating activities, asset sales, its available cash, borrowing capacity from its Credit Facilities (defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are related to the Company's Credit Facilities (defined below). As of March 31, 2018, the Company was in compliance with all financial covenants.
Activity
As of March 31, 2018, the Company had cash and cash equivalents of $39.7 million, including $9.4 million in restricted cash.
Net cash provided by operating activities increased to $93.7 million for the three months ended March 31, 2018 from $84.5 million for the three months ended March 31, 2017. This $9.2 million increase was primarily due to net cash received on contractual receivables due from home builders relating to land sales in the UK. See Note 1 to the Company's financial statements. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures - property improvements and turnover costs for the Company’s Wholly Owned Properties in Operation.
Net cash provided by (used in) investing activities changed to net cash provided of $85.1 million for the three months ended March 31, 2018 from net cash used of $131.2 million for the three months ended March 31, 2017. This $216.3 million change was primarily due to net acquisition and disposition activity for the comparative quarters.
Net cash (used in) provided by financing activities was net cash used of $165.2 million for the three months ended March 31, 2018 compared to net cash provided of $37.5 million for the three months ended March 31, 2017. This $202.7 million change was primarily due to debt activity associated with the investment activity during the respective periods. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.
In October 2017, the Company replaced its existing $800 million credit facility, which was set to mature in March 2018, with a new $900 million unsecured credit facility. The new facility (the "Credit Facility") includes a revolving credit facility for borrowings up to $800 million and a delayed draw term loan facility aggregating up to $100 million. It matures in October 2021 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 87.5 basis points for revolving loans and 95 basis points for delayed draw term loans. There is also a 15 basis point annual facility fee on the aggregate loan commitments of the Credit Facilities. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the revolving credit facility. As of March 31, 2018, the Company had $255.0 million in outstanding borrowings and $5.1 million of letters of credit issued under the Credit Facility.

In October 2017, the Company also entered into a new $30 million unsecured working capital revolving credit facility ("WCL", together the "Credit Facilities") on terms substantially consistent with the new unsecured revolving credit facility discussed above. As of March 31, 2018, the Company had $2.2 million in outstanding borrowings under the WCL.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2018, the Company’s debt to gross assets ratio was 37.9% and for the three months ended March 31, 2018, the fixed charge coverage ratio was 4.1x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facilities divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments).
As of March 31, 2018, $260.4 million in mortgage loans (including $95.5 million fixed via a swap arrangement - see Note 13 to the Company's financial statements) and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 4.0%. The interest rates on $2.6 billion of mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 3.0% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.5 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facilities and the related weighted average interest rates as of March 31, 2018 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facilities	Total	Rate
2018 (remaining)	$4,852	$26,995	$—	$—	$31,847	3.1%
2019	6,504	50,043	—	—	56,547	4.0%
2020	3,539	67,361	350,000	—	420,900	4.7%
2021	2,504	65,009	—	257,175	324,688	2.9%
2022	2,172	—	400,000	—	402,172	4.1%
2023	2,281	—	300,000	—	302,281	3.4%
2024	2,395	—	450,000	—	452,395	4.4%
2025	2,503	—	400,000	—	402,503	3.8%
2026	2,494	1,946	400,000	—	404,440	3.3%
2027 and thereafter	19,800	—	—	—	19,800	4.8%
Subtotal	49,044	211,354	2,300,000	257,175	2,817,573	3.8%
Reconciling items (1)	4,508	—	(15,803)	—	(11,295)
Total for consolidated balance sheet	$53,552	$211,354	$2,284,197	$257,175	$2,806,278

(1)	Includes deferred financing costs, premium/discount and market adjustments.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common distributions to shareholders and unitholders through its net cash flows provided by operating activities, less capital expenditures - property improvement and turnover costs. To the extent that net cash flows from operations are not sufficient to meet its quarterly distributions to shareholders and unitholders, the Company utilizes borrowings from the Credit Facilities to fund such distributions.
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's existing sources of capital include the public debt and equity markets, proceeds from secured financing of properties, proceeds from property dispositions, equity capital from joint venture partners and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facilities, from time to time.
The Company's latest quarterly dividend (paid in April 2018) was $0.40 per share ($1.60 per share annualized). Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
General
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.

Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for NAREIT Funds from operations (defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of NAREIT Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from dispositions of depreciable property. As a result, year over year comparison of NAREIT Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that NAREIT Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since NAREIT Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. NAREIT Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with United States generally accepted accounting principles (“U.S. GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by U.S. GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. NAREIT Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by U.S. GAAP.

A reconciliation of net income available to common shareholders to NAREIT Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	March 31, 2017
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$140,181	$43,032
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,202	2,325
Depreciation and amortization	44,490	45,078
Gain on property dispositions / impairment - depreciable real estate assets continuing operations	(2,596)	(807)
Gain on property dispositions / impairment - depreciable real estate assets discontinued operations	(90,049)	—
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - depreciable real estate assets	1,046	(1,090)
NAREIT Funds from operations available to common shareholders – basic	$96,274	$88,538
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment charges - real estate assets	(1,046)	1,090
Noncontrolling interest less preferred share distributions	3,339	1,031
NAREIT Funds from operations available to common shareholders – diluted	$98,567	$90,659
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.65	$0.60
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.65	$0.60
Reconciliation of weighted average shares:
Weighted average common shares	147,060	146,471
Dilutive shares for long term compensation plans	813	750
Diluted shares for net income	147,873	147,221
Weighted average common units	3,520	3,529
Diluted shares for NAREIT Funds from operations	151,393	150,750

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2017.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2018.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 2, 2018
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	May 2, 2018
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	May 2, 2018
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	May 2, 2018
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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