Form 10-Q
period 2018-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2018-08-02
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file numbers: 1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)
__________________________________________________________
LIBERTY PROPERTY TRUST
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Exact name of registrants as specified in their governing documents)
__________________________________________________________

MARYLAND (Liberty Property Trust)	23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)	23-2766549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

650 East Swedesford Road Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code (610) 648-1700
500 Chesterfield Parkway, Malvern, Pennsylvania 19355
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2018, 147,812,960 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2018. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2018

Index		Page

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures for Liberty Property Trust		48

Signatures for Liberty Property Limited Partnership		49

Exhibit Index		50

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	June 30, 2018	December 31, 2017
ASSETS
Real estate:
Land and land improvements	$1,149,886	$1,046,571
Building and improvements	4,445,617	4,189,319
Less accumulated depreciation	(935,363)	(880,004)
Operating real estate	4,660,140	4,355,886
Development in progress	330,755	333,437
Land held for development	351,366	330,748
Net real estate	5,342,261	5,020,071
Cash and cash equivalents	24,211	11,882
Restricted cash	14,865	13,803
Accounts receivable, net	9,378	10,402
Deferred rent receivable, net	118,834	109,014
Deferred financing and leasing costs, net of accumulated amortization (June 30, 2018, $158,817; December 31, 2017, $155,865)	150,903	148,583
Investments in and advances to unconsolidated joint ventures	359,776	288,456
Assets held for sale	376,551	547,668
Prepaid expenses and other assets	154,094	289,878
Total assets	$6,550,873	$6,439,757
LIABILITIES
Mortgage loans, net	$235,753	$267,093
Unsecured notes, net	2,284,882	2,283,513
Credit facilities	394,223	358,939
Accounts payable	72,988	77,000
Accrued interest	22,081	21,796
Dividend and distributions payable	60,528	60,330
Other liabilities	273,135	204,005
Liabilities held for sale	2,521	11,178
Total liabilities	3,346,111	3,283,854
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of June 30, 2018 and December 31, 2017	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,796,618 and 147,450,691 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	148	147
Additional paid-in capital	3,686,505	3,674,978
Accumulated other comprehensive loss	(43,383)	(37,797)
Distributions in excess of net income	(508,386)	(549,970)
Total Liberty Property Trust shareholders’ equity	3,134,884	3,087,358
Noncontrolling interest – operating partnership - 3,520,205 common units outstanding as of June 30, 2018 and December 31, 2017	56,918	56,159
Noncontrolling interest – consolidated joint ventures	5,423	4,849
Total equity	3,197,225	3,148,366
Total liabilities, noncontrolling interest - operating partnership and equity	$6,550,873	$6,439,757

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2018	June 30, 2017
OPERATING REVENUE
Rental	$119,578	$111,721
Operating expense reimbursement	37,202	33,478
Development service fee income	19,824	18,259
Total operating revenue	176,604	163,458
OPERATING EXPENSE
Rental property	15,029	13,358
Real estate taxes	22,605	20,729
General and administrative	11,659	15,203
Expensed pursuit costs	59	153
Systems implementation expense	1,469	15
Depreciation and amortization	42,708	41,682
Development service fee expense	79,808	17,828
Impairment charges - real estate assets	26,000	—
Total operating expense	199,337	108,968
Operating (loss) income	(22,733)	54,490
OTHER INCOME (EXPENSE)
Interest and other income	2,663	1,908
Interest expense	(21,779)	(20,657)
Total other income (expense)	(19,116)	(18,749)
(Loss) income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	(41,849)	35,741
Gain on property dispositions	48,582	5,895
Income taxes	(941)	(324)
Equity in earnings of unconsolidated joint ventures	7,428	3,990
Income from continuing operations	13,220	45,302
Discontinued operations (including a net loss of $0.2 million on property dispositions for the three months ended June 30, 2018)	7,670	7,516
Net income	20,890	52,818
Noncontrolling interest – operating partnership	(585)	(1,350)
Noncontrolling interest – consolidated joint ventures	(691)	(57)
Net income available to common shareholders	$19,614	$51,411

Net income	$20,890	$52,818
Other comprehensive (loss) income - foreign currency translation	(14,138)	7,503
Other comprehensive income (loss) - derivative instruments	102	(38)
Other comprehensive (loss) income	(14,036)	7,465
Total comprehensive income	6,854	60,283
Less: comprehensive income attributable to noncontrolling interest	(949)	(1,582)
Comprehensive income attributable to common shareholders	$5,905	$58,701
Earnings per common share
Basic:
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.05	0.05
Income per common share – basic	$0.13	$0.35
Diluted:
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.05	0.05
Income per common share – diluted	$0.13	$0.35
Distributions per common share	$0.40	$0.40
Weighted average number of common shares outstanding
Basic	147,274	146,688
Diluted	148,333	147,508
Amounts attributable to common shareholders
Income from continuing operations	$12,123	$44,071
Discontinued operations	7,491	7,340
Net income available to common shareholders	$19,614	$51,411
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING REVENUE
Rental	$238,668	$222,567
Operating expense reimbursement	74,354	67,971
Development service fee income	46,176	29,744
Total operating revenue	359,198	320,282
OPERATING EXPENSE
Rental property	30,318	28,961
Real estate taxes	44,958	41,558
General and administrative	30,285	32,196
Expensed pursuit costs	383	185
Systems implementation expense	2,175	15
Depreciation and amortization	84,781	83,162
Development service fee expense	107,875	28,832
Impairment charges - real estate assets	26,000	—
Total operating expense	326,775	214,909
Operating income	32,423	105,373
OTHER INCOME (EXPENSE)
Interest and other income	5,142	3,761
Interest expense	(43,645)	(41,421)
Total other income (expense)	(38,503)	(37,660)
(Loss) income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	(6,080)	67,713
Gain on property dispositions	52,703	6,702
Income taxes	(1,495)	(946)
Equity in earnings of unconsolidated joint ventures	14,192	9,721
Income from continuing operations	59,320	83,190
Discontinued operations (including a net gain of $89.8 million on property dispositions for the six months ended June 30, 2018)	105,295	13,872
Net income	164,615	97,062
Noncontrolling interest – operating partnership	(4,042)	(2,499)
Noncontrolling interest – consolidated joint ventures	(778)	(120)
Net income available to common shareholders	$159,795	$94,443

Net income	$164,615	$97,062
Other comprehensive (loss) income- foreign currency translation	(6,206)	10,680
Other comprehensive income - derivative instruments	487	275
Other comprehensive (loss) income	(5,719)	10,955
Total comprehensive income	158,896	108,017
Less: comprehensive income attributable to noncontrolling interest	(4,687)	(2,875)
Comprehensive income attributable to common shareholders	$154,209	$105,142
Earnings per common share
Basic:
Income from continuing operations	$0.39	$0.55
Income from discontinued operations	0.70	0.09
Income per common share – basic	$1.09	$0.64
Diluted:
Income from continuing operations	$0.39	$0.55
Income from discontinued operations	0.69	0.09
Income per common share – diluted	$1.08	$0.64
Distributions per common share	$0.80	$0.80
Weighted average number of common shares outstanding
Basic	147,184	146,602
Diluted	148,104	147,355
Amounts attributable to common shareholders
Income from continuing operations	$56,953	$80,896
Discontinued operations	102,842	13,547
Net income available to common shareholders	$159,795	$94,443
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2018	147,450,691	$147	$3,674,978	$(37,797)	$(549,970)	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Net proceeds from the issuance of common shares	345,927	1	4,526	—	—	4,527	—	—	4,527	—
Net income	—	—	—	—	159,795	159,795	3,806	778	164,379	236
Distributions	—	—	—	—	(118,211)	(118,211)	(2,914)	(204)	(121,329)	(236)
Share-based compensation net of shares related to tax withholdings	—	—	7,001	—	—	7,001	—	—	7,001	—
Other comprehensive loss - foreign currency translation	—	—	—	(6,062)	—	(6,062)	(144)	—	(6,206)	—
Other comprehensive income - derivative instruments	—	—	—	476	—	476	11	—	487	—
Balance at June 30, 2018	147,796,618	$148	$3,686,505	$(43,383)	$(508,386)	$3,134,884	$56,918	$5,423	$3,197,225	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income	$164,615	$97,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,459	92,310
Amortization of deferred financing costs	1,922	1,874
Expensed pursuit costs	383	185
Impairment charges - real estate assets	26,000	—
Equity in earnings of unconsolidated joint ventures	(14,192)	(9,721)
Gain on property dispositions	(142,514)	(6,702)
Share-based compensation	11,261	10,500
Other	(2,069)	(1,712)
Changes in operating assets and liabilities:
Accounts receivable	2,446	630
Deferred rent receivable	(10,289)	(10,851)
Prepaid expenses and other assets	27,199	10,274
Accounts payable	(5,341)	(4,154)
Accrued interest	285	(160)
Other liabilities	(11,798)	3,399
Other liabilities - development service fee	62,256	—
Net cash provided by operating activities	198,623	182,934
INVESTING ACTIVITIES
Investment in properties – acquisitions	(211,335)	(19,838)
Investment in properties – other	(22,104)	(25,562)
Investments in and advances to unconsolidated joint ventures	(73,922)	(25,333)
Distributions from unconsolidated joint ventures	16,522	12,178
Net proceeds from disposition of properties/land	313,055	26,220
Investment in development in progress	(96,196)	(136,030)
Investment in land held for development	(105,827)	(87,255)
Payment of deferred leasing costs	(13,399)	(18,750)
Release of escrows and other	126,203	26,315
Net cash used in investing activities	(67,003)	(248,055)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,527	4,223
Share repurchases, including shares related to tax withholdings	(4,500)	(4,668)
Repayments of mortgage loans	(30,377)	(3,876)
Proceeds from credit facility	698,163	284,000
Repayments on credit facility	(662,879)	(107,000)
Distribution paid on common shares	(118,089)	(128,703)
Distribution to partners/noncontrolling interest holders	(3,296)	(3,569)
Net cash (used in) provided by financing activities	(116,451)	40,407
Net increase (decrease) in cash, cash equivalents and restricted cash	15,169	(24,714)
(Decrease) increase in cash, cash equivalents and restricted cash related to foreign currency translation	(1,778)	1,552
Cash, cash equivalents and restricted cash at beginning of period	25,685	56,025
Cash, cash equivalents and restricted cash at end of period	$39,076	$32,863

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	June 30, 2018	December 31, 2017
ASSETS
Real estate:
Land and land improvements	$1,149,886	$1,046,571
Building and improvements	4,445,617	4,189,319
Less accumulated depreciation	(935,363)	(880,004)
Operating real estate	4,660,140	4,355,886
Development in progress	330,755	333,437
Land held for development	351,366	330,748
Net real estate	5,342,261	5,020,071
Cash and cash equivalents	24,211	11,882
Restricted cash	14,865	13,803
Accounts receivable, net	9,378	10,402
Deferred rent receivable, net	118,834	109,014
Deferred financing and leasing costs, net of accumulated amortization (June 30, 2018, $158,817; December 31, 2017, $155,865)	150,903	148,583
Investments in and advances to unconsolidated joint ventures	359,776	288,456
Assets held for sale	376,551	547,668
Prepaid expenses and other assets	154,094	289,878
Total assets	$6,550,873	$6,439,757
LIABILITIES
Mortgage loans, net	$235,753	$267,093
Unsecured notes, net	2,284,882	2,283,513
Credit facilities	394,223	358,939
Accounts payable	72,988	77,000
Accrued interest	22,081	21,796
Distributions payable	60,528	60,330
Other liabilities	273,135	204,005
Liabilities held for sale	2,521	11,178
Total liabilities	3,346,111	3,283,854
Limited partners’ equity - 301,483 preferred units outstanding as of June 30, 2018, and December 31, 2017	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,796,618 and 147,450,691 common units outstanding as of June 30, 2018 and December 31, 2017, respectively	3,134,884	3,087,358
Limited partners’ equity – 3,520,205 common units outstanding as of June 30, 2018 and December 31, 2017	56,918	56,159
Noncontrolling interest – consolidated joint ventures	5,423	4,849
Total owners’ equity	3,197,225	3,148,366
Total liabilities, limited partners’ equity and owners’ equity	$6,550,873	$6,439,757

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2018	June 30, 2017
OPERATING REVENUE
Rental	$119,578	$111,721
Operating expense reimbursement	37,202	33,478
Development service fee income	19,824	18,259
Total operating revenue	176,604	163,458
OPERATING EXPENSE
Rental property	15,029	13,358
Real estate taxes	22,605	20,729
General and administrative	11,659	15,203
Expensed pursuit costs	59	153
Systems implementation expense	1,469	15
Depreciation and amortization	42,708	41,682
Development service fee expense	79,808	17,828
Impairment charges - real estate assets	26,000	—
Total operating expense	199,337	108,968
Operating (loss) income	(22,733)	54,490
OTHER INCOME (EXPENSE)
Interest and other income	2,663	1,908
Interest expense	(21,779)	(20,657)
Total other income (expense)	(19,116)	(18,749)
(Loss) income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	(41,849)	35,741
Gain on property dispositions	48,582	5,895
Income taxes	(941)	(324)
Equity in earnings of unconsolidated joint ventures	7,428	3,990
Income from continuing operations	13,220	45,302
Discontinued operations (including a net loss of $0.2 million on property dispositions for the three months ended June 30, 2018)	7,670	7,516
Net income	20,890	52,818
Noncontrolling interest – consolidated joint ventures	(691)	(57)
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$20,081	$52,643
Net income	$20,890	$52,818
Other comprehensive (loss) income - foreign currency translation	(14,138)	7,503
Other comprehensive income (loss) - derivative instruments	102	(38)
Other comprehensive (loss) income	(14,036)	7,465
Total comprehensive income	$6,854	$60,283
Earnings per common unit
Basic:
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.05	0.05
Income per common unit - basic	$0.13	$0.35
Diluted:
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.05	0.05
Income per common unit - diluted	$0.13	$0.35
Distributions per common unit	$0.40	$0.40
Weighted average number of common units outstanding
Basic	150,794	150,216
Diluted	151,853	151,036
Net income allocated to general partners	$19,614	$51,411
Net income allocated to limited partners	$585	$1,350
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING REVENUE
Rental	$238,668	$222,567
Operating expense reimbursement	74,354	67,971
Development service fee income	46,176	29,744
Total operating revenue	359,198	320,282
OPERATING EXPENSE
Rental property	30,318	28,961
Real estate taxes	44,958	41,558
General and administrative	30,285	32,196
Expensed pursuit costs	383	185
Systems implementation expense	2,175	15
Depreciation and amortization	84,781	83,162
Development service fee expense	107,875	28,832
Impairment charges - real estate assets	26,000	—
Total operating expense	326,775	214,909
Operating income	32,423	105,373
OTHER INCOME (EXPENSE)
Interest and other income	5,142	3,761
Interest expense	(43,645)	(41,421)
Total other income (expense)	(38,503)	(37,660)
(Loss) income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	(6,080)	67,713
Gain on property dispositions	52,703	6,702
Income taxes	(1,495)	(946)
Equity in earnings of unconsolidated joint ventures	14,192	9,721
Income from continuing operations	59,320	83,190
Discontinued operations (including a net gain of $89.8 million on property dispositions for the six months ended June 30, 2018)	105,295	13,872
Net income	164,615	97,062
Noncontrolling interest – consolidated joint ventures	(778)	(120)
Preferred unit distributions	(236)	(236)
Income available to common unitholders	$163,601	$96,706
Net income	$164,615	$97,062
Other comprehensive (loss) income - foreign currency translation	(6,206)	10,680
Other comprehensive income - derivative instruments	487	275
Other comprehensive (loss) income	(5,719)	10,955
Total comprehensive income	$158,896	$108,017
Earnings per common unit
Basic:
Income from continuing operations	$0.39	$0.55
Income from discontinued operations	0.70	0.09
Income per common unit - basic	$1.09	$0.64
Diluted:
Income from continuing operations	$0.39	$0.55
Income from discontinued operations	0.69	0.09
Income per common unit - diluted	$1.08	$0.64
Distributions per common unit	$0.80	$0.80
Weighted average number of common units outstanding
Basic	150,704	150,130
Diluted	151,624	150,883
Net income allocated to general partners	$159,795	$94,443
Net income allocated to limited partners	$4,042	$2,499
See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2018	147,450,691	3,520,205	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Contributions from partners	345,927	—	11,528	—	—	11,528	—
Distributions to partners	—	—	(118,211)	(2,914)	(204)	(121,329)	(236)
Other comprehensive loss - foreign currency translation	—	—	(6,062)	(144)	—	(6,206)	—
Other comprehensive income - derivative instruments	—	—	476	11	—	487	—
Net income	—	—	159,795	3,806	778	164,379	236
Balance at June 30, 2018	147,796,618	3,520,205	$3,134,884	$56,918	$5,423	$3,197,225	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income	$164,615	$97,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,459	92,310
Amortization of deferred financing costs	1,922	1,874
Expensed pursuit costs	383	185
Impairment charges - real estate assets	26,000	—
Equity in earnings of unconsolidated joint ventures	(14,192)	(9,721)
Gain on property dispositions	(142,514)	(6,702)
Noncash compensation	11,261	10,500
Other	(2,069)	(1,712)
Changes in operating assets and liabilities:
Accounts receivable	2,446	630
Deferred rent receivable	(10,289)	(10,851)
Prepaid expenses and other assets	27,199	10,274
Accounts payable	(5,341)	(4,154)
Accrued interest	285	(160)
Other liabilities	(11,798)	3,399
Other liabilities - development service fee	62,256	—
Net cash provided by operating activities	198,623	182,934
INVESTING ACTIVITIES
Investment in properties – acquisitions	(211,335)	(19,838)
Investment in properties – other	(22,104)	(25,562)
Investments in and advances to unconsolidated joint ventures	(73,922)	(25,333)
Distributions from unconsolidated joint ventures	16,522	12,178
Net proceeds from disposition of properties/land	313,055	26,220
Investment in development in progress	(96,196)	(136,030)
Investment in land held for development	(105,827)	(87,255)
Payment of deferred leasing costs	(13,399)	(18,750)
Release of escrows and other	126,203	26,315
Net cash used in investing activities	(67,003)	(248,055)
FINANCING ACTIVITIES
Repayments of mortgage loans	(30,377)	(3,876)
Proceeds from credit facility	698,163	284,000
Repayments on credit facility	(662,879)	(107,000)
Capital contributions	4,527	4,223
Distributions to partners/noncontrolling interests	(125,885)	(136,940)
Net cash (used in) provided by financing activities	(116,451)	40,407
Net increase (decrease) in cash, cash equivalents and restricted cash	15,169	(24,714)
(Decrease) increase in cash, cash equivalents and restricted cash related to foreign currency translation	(1,778)	1,552
Cash, cash equivalents and restricted cash at beginning of period	25,685	56,025
Cash, cash equivalents and restricted cash at end of period	$39,076	$32,863

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2018. The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity (“VIE”) of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $76.5 million and $17.3 million as of June 30, 2018 and December 31, 2017, respectively. See Note 12 for further discussion of Liberty/Comcast 1701 JFK Boulevard, LP.
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

The New Revenue Standards did not have an impact on the amount and timing of recognizing the Company's development service fee income. The Company recognizes development service fee income on a variable basis as a percentage of costs incurred on third party development contracts. Property development services, which are a single performance obligation, continue to be satisfied and recognized over time. The Company measures its progress toward completing the performance obligation under each arrangement. The measurement of the transfer of value to the customer for these services utilizes the input method (actual costs incurred against anticipated project costs) since this method best depicts the actual transfer of value promised to the customer. Estimated expected losses on such contracts are accrued in the period in which they are determinable. The total amount of consideration to be received from these projects is assessed on a quarterly basis. Based on existing contracts, completion is anticipated by the end of March 2019.
The Company recognizes revenues from improving land sites and selling the underlying land on behalf of its development partner to home builders in the United Kingdom. These agreements contain a pre-emption clause and a seller's call option. The Company recognizes revenue as the pre-emption period or seller's call option lapses utilizing the output method. There was $611,000 in revenue recognized for such contracts during the three and six months ended June 30, 2018.
The New Revenue Standards did not have an impact on the gain or loss on sale of nonfinancial assets. The New Revenue Standards require the Company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in-substance nonfinancial asset. Additionally, when the Company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the Company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. See Notes 5 and 7 for further discussion of sales of nonfinancial assets during the three and six months ended June 30, 2018.
Estimated gross revenue related to the remaining performance obligations under existing contracts (before allocation of related costs and expenses) as of June 30, 2018 that will be recognized as revenue in future periods was approximately $69.5 million, which is expected to be recognized substantially in 2018 and the remainder through 2020.
The Company adopted the practical expedient to assess the recognition of revenue for open contracts during the transition period. There was no adjustment to the opening balance of retained earnings recorded at January 1, 2018.
Development Fee Contracts
From time to time, the Company enters into contracts to develop properties on a fee basis for joint ventures in which the Company holds an interest or for unrelated third parties. In these cases the Company typically agrees to be responsible for all aspects of the development of the project (and, in certain instances, related infrastructure) and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of cost overruns incurred in the development of the project. If the Company encounters construction delays or unexpected costs in the development of these projects or is otherwise unable to recover the costs it incurs, the resulting unrecovered costs and potential payments to customers could generate losses that would adversely affect the Company's cash flow and net income. On a quarterly basis, the Company applies reasonable estimates and judgments to assess whether or not it is necessary to accrue any estimated future losses with respect to such contracts. The Company recognized an aggregate net loss of $60.0 million and $61.7 million on these contracts during the three and six months ended June 30, 2018, respectively, and an aggregate net profit of $431,000 and $912,000 during the three and six months ended June 30, 2017, respectively. The total liability on the Company’s balance sheet as of June 30, 2018 related to the above-described development cost guarantees under these contracts is $66.1 million. Should external or internal circumstances change requiring the Company to adjust the estimated future cash flows from these development contracts or in a manner that indicates that such development contracts may result in additional losses, the Company could be required to record such additional losses in future periods. See Note 12 where certain fee development matters relating specifically to the Comcast Technology Center are discussed in further detail.
Systems Implementation Expense
The Company is incurring costs associated with its efforts to implement new financial and operating systems in certain cloud computing arrangements. The Company evaluated the arrangements in accordance with ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” and concluded that such arrangements are service contracts under the standard. Accordingly, the Company expenses substantially all costs as incurred. Certain costs that relate to the software service agreements received over time are set up as prepaid and expensed over the applicable service period. These costs include license costs incurred during the implementation period as well as consulting, personnel and other direct costs related to the implementation. The Company incurred $1.5 million and $2.2 million of systems implementation expense for the three and six months ended June 30, 2018, respectively. The Company incurred $15,000 of systems implementation expense for the three and six months ended June 30, 2017.

Expensed Pursuit Costs
The Company capitalizes pre-development and pre-acquisition costs incurred in pursuit of new development, land or operating property opportunities for which the Company currently believes future development or asset acquisition is probable. Future development and the consummation of acquisitions is dependent upon various factors, including, as appropriate, due diligence, zoning and regulatory approval, rental market conditions and construction costs. Initial pre-development and pre-acquisition costs incurred on future development, land or operating property acquisitions that is not considered probable are expensed as incurred. In addition, if the status of a future development, land or operating property acquisitions by the Company is no longer probable, any capitalized pre-development or pre-acquisition costs are written off. The Company expensed costs related to pursuit costs of  $59,000 and $383,000 for the three and six months ended June 30, 2018, respectively, and $153,000 and $185,000 for the same periods in 2017, respectively. In the third quarter of 2017, the Company began to separately classify expensed pursuit costs in the Consolidated Statements of Comprehensive Income. These costs, which were reclassified retrospectively for all periods, were formerly classified as general and administrative expense.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). Subsequently the FASB issued the following standards related to ASU 2016-02: ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements (collectively, the "New Lease Standard"). The New Lease Standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The New Lease Standard is effective for the Company beginning January 1, 2019. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Revenue related to the lease component of the contract will be recognized on a straight-line basis, while revenue related to the non-lease component will be recognized under the provisions of the New Revenue Standards. However, the New Lease Standard gives lessors a practical expedient to not separate non-lease components from the associated lease components if certain criteria are met. For lease agreements longer than one year in which the Company is the lessee, the Company will measure the present value of the future lease payments and recognize a right-of-use asset and corresponding lease liability on its balance sheet. In addition, the new standard states that only direct leasing costs may be capitalized. The Company has assembled a project team and developed a project plan. The project team is working to analyze and evaluate the impact of the guidance on its consolidated financial statements. The Company expects to elect the package of practical expedients, the land easement practical expedient and the practical expedient to not separate lease and non-lease components. The Company expects to adopt the new lease standard on January 1, 2019.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”) , which requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The new standard became effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company adopted ASU 2016-18 as of December 31, 2017.
The impact of the implementation of ASU 2016-18 was as follows (in thousands):

Six months ended
June 30, 2017
Net cash provided by operating activities (prior to adoption of ASU 2016-18)	$177,832
Impact of including restricted cash with cash and cash equivalents	5,102
Net cash provided by operating activities (after adoption of ASU 2016-18)	$182,934

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
Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2018			June 30, 2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$12,123	147,274	$0.08	$44,071	146,688	$0.30
Dilutive shares for long-term compensation plans	—	1,059		—	820
Income from continuing operations net of noncontrolling interest - diluted	$12,123	148,333	$0.08	$44,071	147,508	$0.30
Discontinued operations net of noncontrolling interest - basic	$7,491	147,274	$0.05	$7,340	146,688	$0.05
Dilutive shares for long-term compensation plans	—	1,059		—	820
Discontinued operations net of noncontrolling interest - diluted	$7,491	148,333	$0.05	$7,340	147,508	$0.05
Net income available to common shareholders - basic	$19,614	147,274	$0.13	$51,411	146,688	$0.35
Dilutive shares for long-term compensation plans	—	1,059		—	820
Net income available to common shareholders - diluted	$19,614	148,333	$0.13	$51,411	147,508	$0.35

	For the Six Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$56,953	147,184	$0.39	$80,896	146,602	$0.55
Dilutive shares for long-term compensation plans		920			753
Income from continuing operations net of noncontrolling interest - diluted	$56,953	148,104	$0.39	$80,896	147,355	$0.55
Discontinued operations net of noncontrolling interest - basic	$102,842	147,184	$0.70	$13,547	146,602	$0.09
Dilutive shares for long-term compensation plans		920			753
Discontinued operations net of noncontrolling interest - diluted	102,842	148,104	$0.69	13,547	147,355	$0.09
Net income available to common shareholders - basic	$159,795	147,184	$1.09	$94,443	146,602	$0.64
Dilutive shares for long-term compensation plans		920			753
Net income available to common shareholders - diluted	$159,795	148,104	$1.08	$94,443	147,355	$0.64

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common share for the three and six months ended June 30, 2018 and the same periods in 2017.
During the three and six months ended June 30, 2018, 11,000 and 100,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2017, 193,000 common shares were issued upon the exercise of options.
Share Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three and six months ended June 30, 2018.
Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2018			June 30, 2017
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$12,529			$45,245
Less: Preferred unit distributions	(118)			(118)
Income from continuing operations available to common unitholders - basic	$12,411	150,794	$0.08	$45,127	150,216	$0.30
Dilutive units for long-term compensation plans	—	1,059		—	820

Income from continuing operations available to common unitholders - diluted	$12,411	151,853	$0.08	$45,127	151,036	$0.30
Income from discontinued operations - basic	$7,670	150,794	$0.05	$7,516	150,216	$0.05
Dilutive units for long-term compensation plans	—	1,059		—	820
Income from discontinued operations - diluted	$7,670	151,853	$0.05	$7,516	151,036	$0.05
Income available to common unitholders - basic	$20,081	150,794	$0.13	$52,643	150,216	$0.35
Dilutive units for long-term compensation plans	—	1,059		—	820
Income available to common unitholders - diluted	$20,081	151,853	$0.13	$52,643	151,036	$0.35

	For the Six Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2017
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Net income - net of noncontrolling interest - consolidated joint ventures	$58,542			$83,070
Less: Preferred unit distributions	(236)			(236)
Income from continuing operations available to common unitholders - basic	58,306	150,704	$0.39	82,834	150,130	$0.55
Dilutive units for long-term compensation plans	—	920		—	753
Income from continuing operations available to common unitholders - diluted	58,306	151,624	$0.39	82,834	150,883	$0.55
Income from discontinued operations - basic	105,295	150,704	$0.70	13,872	150,130	$0.09
Dilutive units for long-term compensation plans	—	920		—	753
Income from discontinued operations - diluted	105,295	151,624	$0.69	13,872	150,883	$0.09
Net income available to common unitholders - basic	163,601	150,704	$1.09	96,706	150,130	$0.64
Dilutive units for long-term compensation plans	—	920		—	753
Net income available to common unitholders - diluted	$163,601	151,624	$1.08	$96,706	150,883	$0.64

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common unit for the three and six months ended June 30, 2018 and the same periods in 2017.

During the three and six months ended June 30, 2018, 11,000 and 100,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2017, 193,000 common units were issued upon the exercise of options.
Unit Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three and six months ended June 30, 2018.

Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the six months ended June 30,
	2018	2017
Foreign Currency Translation:
Beginning balance	$(38,701)	$(56,767)
Translation adjustment	(6,206)	10,680
Ending balance	(44,907)	(46,087)

Derivative Instruments:
Beginning balance	150	(455)
Unrealized gain	425	(41)
Reclassification adjustment (1)	62	316
Ending balance	637	(180)
Total accumulated other comprehensive loss	(44,270)	(46,267)
Less: portion included in noncontrolling interest – operating partnership	887	935
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(43,383)	$(45,332)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
Information on the Operating Properties and land parcels the Company acquired during the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)
Florida	—	28.4	—	$14,728	—	28.4	—	$14,728
Lehigh/Central PA	—	153.8	—	31,043	—	153.8	—	31,043
United Kingdom	—	—	—	—	—	7.1	—	4,240
Other:
New Jersey	1	—	172,016	23,500	1	—	172,016	23,500
Southern California	2	22.3	602,302	105,236	3	23.1	1,002,471	197,936
	3	204.5	774,318	$174,507	4	212.4	1,174,487	$271,447
Information on the Operating Properties and land parcels the Company sold or conveyed during the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)
Carolinas/Richmond	—	—	—	$—	1	1.5	80,000	$7,094
Chicago/Minneapolis	—	—	—	—	—	8.3	—	2,714
Philadelphia	1	3.1	207,779	130,850	1	3.1	207,779	130,850
Southeastern PA	—	—	—	—	23	—	1,420,515	183,808
	1	3.1	207,779	$130,850	25	12.9	1,708,294	$324,466

Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At June 30, 2018, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

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

The operating information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating revenue
Carolinas/Richmond	$19,513	$18,225	$39,306	$36,282
Chicago/Minneapolis	16,622	15,767	33,139	31,642
Florida	15,862	14,482	31,270	28,730
Houston	16,091	14,779	31,954	29,553
Lehigh/Central PA	38,525	39,815	76,610	81,350
Philadelphia	10,717	10,928	23,061	22,363
Southeastern PA	6,694	15,127	16,876	29,742
United Kingdom	3,783	3,262	8,056	6,431
Other	41,676	32,166	81,301	62,538
Segment-level operating revenue	169,483	164,551	341,573	328,631

Reconciliation to total operating revenues
Development service fee income	19,824	18,259	46,176	29,744
Discontinued operations	(12,412)	(19,672)	(28,162)	(38,214)
Other	(291)	320	(389)	121
Total operating revenue	$176,604	$163,458	$359,198	$320,282

SNOI
Carolinas/Richmond	$14,271	$13,094	$28,318	$26,077
Chicago/Minneapolis	10,223	10,011	20,125	19,360
Florida	10,768	10,003	21,586	19,510
Houston	9,114	7,761	18,711	14,562
Lehigh/Central PA	28,348	29,083	56,115	58,661
Philadelphia	8,566	8,475	18,720	17,244
Southeastern PA	4,516	8,507	11,405	16,619
United Kingdom	1,577	1,649	4,006	3,506
Other	28,533	21,935	55,082	42,191
SNOI	115,916	110,518	234,068	217,730

Reconciliation to income from continuing operations
Interest expense (1)	(23,202)	(21,942)	(46,661)	(44,285)
Development service fee income	19,824	18,259	46,176	29,744
Development service fee expense	(79,808)	(17,828)	(107,875)	(28,832)
Depreciation/amortization expense (1) (2)	(31,932)	(33,115)	(65,340)	(66,308)
Impairment charges - real estate assets	(26,000)	—	(26,000)	—
Gain on property dispositions	48,582	5,895	52,703	6,702
Equity in earnings of unconsolidated joint ventures	7,428	3,990	14,192	9,721
General and administrative expense (1) (2)	(7,036)	(10,879)	(21,722)	(23,101)
Expensed pursuit costs	(59)	(153)	(383)	(185)
Systems implementation expense	(1,469)	(15)	(2,175)	(15)
Discontinued operations excluding (loss) gain on property dispositions	(7,908)	(7,516)	(15,484)	(13,872)
Income taxes (2)	(6)	104	(18)	(176)
Other	(1,110)	(2,016)	(2,161)	(3,933)
Income from continuing operations	$13,220	$45,302	$59,320	$83,190

(1)	Includes activity on discontinued operations.

(2)	Excludes costs that are included in determining SNOI.

The Company's total assets by reportable segment as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
Carolinas/Richmond	$523,878	$543,922
Chicago/Minnesota	602,024	615,186
Florida	541,623	533,861
Houston	513,394	498,584
Lehigh/Central PA	1,218,460	1,210,746
Philadelphia	629,190	665,843
Southeastern PA	142,322	241,128
United Kingdom	248,703	251,824
Other	2,048,328	1,807,653
Segment-level total assets	6,467,922	6,368,747
Corporate Other	82,951	71,010
Total assets	$6,550,873	$6,439,757

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
The following table illustrates the number of sold or held for sale properties included in, or excluded from, discontinued operations:

	Held for Sale as of June 30, 2018	Sold during the six months ended June 30, 2018	Sold during the year ended December 31, 2017	Total
Properties included in discontinued operations	14	23	2	39
Properties included in continuing operations	1	2	8	11
Properties sold or classified as held for sale	15	25	10	50

The properties held for sale with operating results in discontinued operations as of June 30, 2018 were located in the following reportable segments: Eight properties in Southeastern PA, five properties in Arizona and one property in DC Metro.
A summary of the results of operations for the properties classified as discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$12,412	$19,672	$28,162	$38,214
Operating expenses	(2,648)	(6,784)	(6,409)	(13,434)
Depreciation and amortization	(441)	(4,107)	(3,273)	(8,087)
Interest and other income	8	20	20	43
Interest expense	(1,423)	(1,285)	(3,016)	(2,864)
Income from discontinued operations before (loss) gain on property dispositions	7,908	7,516	15,484	13,872
(Loss) gain on property dispositions	(238)	—	89,811	—
Income from discontinued operations	7,670	7,516	105,295	13,872
Noncontrolling interest - operating partnership	(179)	(176)	(2,453)	(325)
Income from discontinued operations available to common shareholders	$7,491	$7,340	$102,842	$13,547

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale included in discontinued operations to the sum of total net assets plus consolidated debt.
Capital expenditures on a cash basis related to properties within discontinued operations for the three and six months ended June 30, 2018 were $53,000 and $2.9 million, respectively, and $13.2 million and $31.9 million, respectively, for the same periods in 2017.
Assets Held for Sale
As of June 30, 2018, 15 properties were classified as held for sale, of which 14 properties met the criteria to be classified within discontinued operations and one property was classified within continuing operations.
The following table illustrates aggregate balance sheet information for all held for sale properties (in thousands):

	June 30, 2018			December 31, 2017
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and land improvements	$1,301	$112,171	$113,472	$3,476	$132,957	$136,433
Buildings and improvements	5,638	310,414	316,052	80,738	417,459	498,197
Development in progress	—	—	—	—	45,035	45,035
Land held for development	—	—	—	863	—	863
Accumulated depreciation	(1,546)	(70,116)	(71,662)	(11,785)	(158,955)	(170,740)
Deferred financing and leasing costs, net	58	10,397	10,455	2,210	14,168	16,378
Other assets	193	8,041	8,234	5,137	16,365	21,502
Total assets held for sale	$5,644	$370,907	$376,551	$80,639	$467,029	$547,668

Total liabilities held for sale	$164	$2,357	$2,521	$1,153	$10,025	$11,178

Impairment Charges - Real Estate Assets
The Company recorded $26.0 million of impairment charges during the three and six months ended June 30, 2018 and no impairment charges for the same periods 2017. These charges were related to the Camden Waterfront project located in Camden, New Jersey and reported in the Company's Philadelphia reportable segment. We continually evaluate under generally accepted accounting principles the recoverability of the carrying value of our total investment in the Camden Waterfront project. Factors considered in evaluating the carrying value of this project include probability weighted projections of future cash flows, which are influenced by management’s judgments regarding the site configuration, absorption rates and timing of future fee development projects, the amount, timing and sunset provisions of government incentives aimed at inducing office users to relocate to Camden, and general market conditions affecting demand for office space in Camden. As a result of changes to management’s estimates of probability weighted future cash flow impacted by the above-described factors during the second quarter of 2018, the Company has concluded that an indicator of impairment exists and the Company may not recover the carrying value of its investment in the Camden Waterfront project. As such, the Company has recorded the impairment charge. The impairment charge is equal to the amount by which we estimate the carrying value of our total investment in the Camden Waterfront project exceeds the current estimated fair value of our investment.

The Company determined this impairment based on quoted offer prices on comparable properties which is a Level 3 fair value calculation.

The Company has applied reasonable estimates and judgments in evaluating each of its properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2018. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record additional impairment charges in the future.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of June 30, 2018 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at June 30, 2018 was $156.1 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of June 30, 2018 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units at June 30, 2018 based on the closing price of the common shares of the Trust at June 30, 2018 was $156.1 million.

Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of June 30, 2018, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at June 30, 2018 and December 31, 2017. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of June 30, 2018 and December 31, 2017. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2017 and June 30, 2018 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2017	$267,093	$267,298	$2,283,513	$2,359,998
As of June 30, 2018	$235,753	$265,841	$2,284,882	$2,290,029
Note 12: Unconsolidated Joint Ventures
Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the “Project”) located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building includes 1.3 million square feet of leasable office space (the “Office”) and a 217-room Four Seasons Hotel (the “Hotel”) (collectively,

“Liberty Property 18th and Arch”). Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $960 million. As of June 30, 2018, the Company's investment in these joint ventures was $188.2 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
During the six months ended June 30, 2018, the joint ventures for Liberty Property 18th & Arch brought into service 250,000 square feet of office space representing a Total Investment by the Office joint venture of $138.3 million. The office portion of the Project is now substantially complete. The 217-room Four Seasons hotel representing an aggregate Total Investment by the Hotel joint venture of $222.6 million when completed continued to be developed by the Hotel joint venture as of June 30, 2018.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third-party contractor (the “GMP Contracts”) to construct the Project. The Company has been notified by its third-party contractor that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts (as that guaranteed maximum price has been adjusted pursuant to change orders accepted to date). The Company intends to vigorously pursue all remedies to recover from the third-party contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations. However, based upon information we have received from the third-party contractor since the Company filed its quarterly report on Form 10-Q for the period ended March 31, 2018, the Company has determined that it is probable that the Company may be required to initially fund cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. We currently estimate that these costs could total $60 million more than previously accrued and, as such, the Company has accrued such amount as additional development service fee expense in its consolidated statements of comprehensive income for the three months ended June 30, 2018.
There can be no assurances that amounts incurred, including as a result of claims that have been or may be asserted by the third-party contractor, will not exceed these estimates. If the Company were to incur additional expenses in connection with its development cost guarantee, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company’s results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, such recoveries would be recorded when and if realized in future periods.
Liberty/Comcast 1701 JFK Boulevard, LP
During the six months ended June 30, 2018, Liberty/Comcast 1701 JFK Boulevard LP (a joint venture in which the Company holds a 20% interest) paid in full its $305.2 million mortgage loan. The payment was funded through loans from the joint venture partners in proportion to their ownership interests. The Company's portion of the loan to the joint venture is included in investments in, and advances to, unconsolidated joint ventures in the Company's consolidated balance sheets.
Cambridge Medipark Ltd
During the three and six months ended June 30, 2018, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $1.7 million and $3.7 million for the three and six months ended June 30, 2018, respectively, compared to $1.5 million and $4.5 million, respectively, for the same periods in 2017.
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
The Company holds an interest in two interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $67.9 million and $96.2 million at June 30, 2018 and December 31, 2017, respectively, and expire in 2020. One interest rate swap contract and related mortgage loan were repaid in April 2018 on the maturity date.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Amount of gain (loss) related to the effective portion recognized in other comprehensive (loss) income	$148	$(163)	$550	$(25)
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(45)	$(129)	$(61)	$(316)
Amount of (loss) gain related to the ineffective portion recognized in interest expense	$—	$(9)	$(27)	$14

The fair value of the Swaps in the amounts of $1.0 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.5 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $1.0 million as of June 30, 2018.
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of June 30, 2018, were as follows (in thousands):

Year	Amount
2018 (remaining)	$914
2019	1,968
2020	1,963
2021	1,963
2022	1,917
2023 and thereafter	33,775
Total	$42,500

Operating ground lease expense for the three and six months ended June 30, 2018 was $543,000 and $952,000, respectively, as compared to $311,000 and $623,000, respectively, for the same periods in 2017.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of June 30, 2018 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company. However, see Note 12 for discussion of Comcast Technology Center.
Other
As of June 30, 2018, the Company had letter of credit obligations of $5.8 million.
As of June 30, 2018, the Company had 21 buildings under development. These buildings are expected to contain, when completed, a total of 6.3 million square feet of leasable space and represent an anticipated aggregate investment of $510.0 million. At June 30, 2018, development in progress totaled $330.8 million. In addition, as of June 30, 2018, the Company had invested $5.5 million in deferred leasing costs related to these development buildings.
As of June 30, 2018, the Company was committed to $2.1 million in improvements on certain buildings and land parcels.
As of June 30, 2018, the Company was committed to $36.0 million in future land acquisitions. The Company expects to complete these purchases during the years ended December 31, 2018 and 2019.
As of June 30, 2018, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $20.7 million.
The Company is currently developing three properties for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $253.9 million.
As of June 30, 2018, the Company was also committed to approximately $180.3 million in costs related to its agreement to develop, on a fee basis, an office building for American Water Works and related infrastructure improvements in Camden, New Jersey. As of June 30, 2018, $143.8 million of these costs had been incurred.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 15: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	2018	2017
Write-off of fully depreciated/amortized property and deferred costs - properties included in continuing operations	$16,486	$15,560
Write-off of fully depreciated/amortized property and deferred costs - properties included in discontinued operations	$9	$4,273
Write-off of depreciated property and deferred costs due to sale/demolition - properties included in continuing operations	$19,564	$8,989
Write-off of depreciated property and deferred costs due to sale - properties included in discontinued operations	$96,936	$—
Changes in accrued development capital expenditures - properties included in continuing operations	$10,532	$11,131
Changes in accrued development capital expenditures - properties included in discontinued operations	$(1,893)	$1,993
Unrealized gain on cash flow hedge	$487	$275
Capitalized equity-based compensation	$240	$739
Redemption of noncontrolling interests - common units	$—	$27

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

The following is a reconciliation of the Company's cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2018 and 2017 (amounts in thousands):

	2018	2017
Cash and cash equivalents at beginning of period	$11,882	$43,642
Restricted cash at beginning of period	13,803	12,383
Cash and cash equivalents and restricted cash at beginning of period	$25,685	$56,025

Cash and cash equivalents at end of period	$24,211	$14,748
Restricted cash at end of period	14,865	18,115
Cash and cash equivalents and restricted cash at end of period	$39,076	$32,863

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
As of June 30, 2018 the Company owned the following "Properties in Operation" (square feet in thousands):

	Number of Operating Industrial Properties	Number of Operating Office Properties	Total Number of Properties	Total Square Feet
"Wholly Owned Properties in Operation"	461	33	494	88,335
"JV Properties in Operation" (at 100%)	47	18	65	14,551
"Properties in Operation"	508	51	559	102,886

As of June 30, 2018 the Company owned the following "Properties under Development" and "Properties held for Redevelopment/Value-Added" (square feet upon completion in thousands):

	Number of Properties	Total Square Feet		Acres of Developable Land
"Wholly Owned Properties under Development"	21	6,309		1,575
"JV Properties under Development" (at 100%)	3	437	(1)	339
"Properties under Development"	24	6,746		1,914

"Wholly Owned Properties held for Redevelopment/Value-Added"	10	1,338		—
"JV Properties held for Redevelopment/Value-Added" (at 100%)	1	48		—
"Properties held for Redevelopment/Value-Added"	11	1,386		—

(1) Including a 217-room hotel, which is excluded from square footage total.
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the six months ended June 30, 2018, GAAP rents on retained and replacement leases were on average 14.3% higher than rents on expiring leases. During the six months ended June 30, 2018, the Company leased 12.4 million square feet and, as of that date, attained occupancy of 96.9% for the Wholly Owned Properties in Operation and 97.2% for the JV Properties in Operation for a combined occupancy of 97.0% for the Properties in Operation. At December 31, 2017, occupancy for the Wholly Owned Properties in Operation was 97.0% and for the JV Properties in Operation was 96.5% for a combined occupancy for the Properties in Operation of 96.9%.
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
The assumptions presented above are forward-looking and are based on the Company’s future view of market and general economic conditions (which can be impacted by a variety of factors including tariffs and trade policies), as well as other risks outlined below under the caption “Forward-Looking Statements.”  There can be no assurance that the Company’s actual results will not differ materially from assumptions set forth above.  The Company assumes no obligation to update these assumptions in the future.

Wholly Owned Capital Activity
Acquisitions
During the three months ended June 30, 2018, the Company acquired three properties for an aggregate purchase price of $97.5 million. These properties, which collectively contain 774,000 square feet of leaseable space, were 22.2% occupied as of June 30, 2018. During the six months ended June 30, 2018, the Company acquired four properties for an aggregate purchase price of $188.4 million. These properties, which collectively contain 1.2 million square feet of leaseable space, were 48.7% occupied as of June 30, 2018. During the three and six months ended June 30, 2018, (i) one of the purchased properties described above was under development when acquired and contains 176,000 square feet of leaseable space and (ii) one of the purchased properties described above was a Value-Added Property (as defined below) when acquired and contains 426,000 square feet of leasable space.
During the three months ended June 30, 2018, the Company acquired four parcels of land collectively containing 204.5 acres of land for an aggregate purchase price of $77.0 million. During the six months ended June 30, 2018, the Company acquired six parcels of land collectively containing 212.4 acres of land for an aggregate purchase price of $83.0 million.
"Value-Added Properties" are properties that are neither development nor redevelopment properties. These are properties that are either acquired but not stabilized or can be converted to a higher and better use. Acquired properties meeting either of the following two conditions are considered Value-Added Properties: 1) <75% occupied as of acquisition date or will be <75% occupied within two years of acquisition date based on near term lease roll, or 2) 20% or greater of acquisition cost will be spent to redevelop/reposition the property. Value-Added Properties are considered Operating Properties upon the earlier of stabilization or 12 months from completion of the renovation/redevelopment.
Dispositions
During the three months ended June 30, 2018, the Company realized proceeds of $130.5 million from the sale of one property totaling 208,000 square feet. During the six months ended June 30, 2018, the Company realized proceeds of $321.3 million from the sale of 25 properties totaling 1.7 million square feet.
During the three months ended June 30, 2018, the Company realized proceeds of $350,000 from the sale of 3.1 acres of land. During the six months ended June 30, 2018, the Company realized proceeds of $3.2 million from the sale of 12.9 acres of land.
Development
During the three months ended June 30, 2018, the Company brought into service five Wholly Owned Properties under Development representing 1.6 million square feet and a Total Investment of $163.4 million. During the three months ended June 30, 2018, the Company initiated two Wholly Owned Properties under Development with a projected Total Investment of $96.5 million.
During the six months ended June 30, 2018, the Company brought into service eight Wholly Owned Properties under Development representing 2.2 million square feet and a Total Investment of $248.5 million. During the six months ended June 30, 2018, the Company initiated eight Wholly Owned Properties under Development with a projected Total Investment of $218.6 million.
As of June 30, 2018, the Company had 21 Wholly Owned Properties under Development with a projected Total Investment of $510.0 million. These Wholly Owned Properties under Development were 31.6% pre-leased as of June 30, 2018.
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
Acquisitions/Dispositions
None of the unconsolidated joint ventures in which the Company holds an interest sold or acquired any operating properties or land parcels during the three and six months ended June 30, 2018. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.

Development
As of June 30, 2018, unconsolidated joint ventures in which the Company holds an interest had two JV Properties under Development (exclusive of the 18th & Arch Hotel, which is more specifically discussed below) which are expected to comprise, upon completion, 437,000 square feet and are expected to represent a Total Investment by the joint ventures of $31.3 million. These JV Properties under Development were 45.0% percent pre-leased as of June 30, 2018. There were no development starts during the three months ended June 30, 2018 by an unconsolidated joint venture in which the Company holds an interest. During the six months ended June 30, 2018, an unconsolidated joint venture in which the Company holds an interest initiated a JV Property under Development with a projected Total Investment of $10.3 million.
In addition, joint ventures in which the Company held an interest continued the development of the Comcast Technology Center (the “Project”). During the six months ended June 30, 2018, 250,000 square feet of office space representing a Total Investment of $138.3 million with respect to that portion of the project was brought into service. The office portion of the Project is now substantially complete. The 217-room Four Seasons hotel representing an aggregate Total Investment by the Hotel joint venture of $222.6 million when completed continued to be developed by the Hotel joint venture as of June 30, 2018.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third-party contractor (the “GMP Contracts”) to construct the Project. The Company has been notified by its third-party contractor that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts (as that guaranteed maximum price has been adjusted pursuant to change orders accepted to date). The Company intends to vigorously pursue all remedies to recover from the third-party contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations. However, based upon information we have received from the third-party contractor since the Company filed its quarterly report on Form 10-Q for the period ended March 31, 2018, the Company has determined that it is probable that the Company may be required to initially fund cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. We currently estimate that these costs could total $60 million more than previously accrued and, as such, the Company has accrued such amount as additional development service fee expense in its consolidated statements of comprehensive income for the three months ended June 30, 2018.
There can be no assurances that amounts incurred, including as a result of claims that have been or may be asserted by the third-party contractor, will not exceed these estimates. If the Company were to incur additional expenses in connection with its development cost guarantee, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company’s results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, such recoveries would be recorded when and if realized in future periods.

Properties in Operation
The composition of the Company’s Properties in Operation as of June 30, 2018 and 2017 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		GAAP Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet Occupied		Percent Occupied
	June 30		June 30		June 30		June 30
	2018	2017	2018	2017	2018	2017	2018	2017
Wholly Owned Properties in Operation:
Industrial	$5.14	$5.05	$6.96	$6.72	82,418	78,126	96.9%	96.0%
Office	$20.13	$18.03	$25.92	$27.95	3,195	3,995	97.4%	90.5%
	$5.70	$5.68	$7.66	$7.75	85,613	82,121	96.9%	95.7%
JV Properties in Operation: (3)
Industrial	$4.46	$4.45	$6.25	$6.11	10,752	10,361	97.6%	95.4%
Office	$35.42	$33.03	$51.10	$45.40	3,384	2,054	95.8%	93.6%
	$11.87	$9.18	$16.99	$12.61	14,136	12,415	97.2%	95.1%
Properties in Operation:
Industrial	$5.06	$4.98	$6.88	$6.65	93,170	88,487	97.0%	95.9%
Office	$27.99	$23.12	$38.87	$33.88	6,579	6,049	96.6%	91.5%
	$6.57	$6.14	$8.99	$8.39	99,749	94,536	97.0%	95.6%

(1) Net rent represents the cash rent per square foot at June 30, 2018 or 2017 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at June 30, 2018 or 2017 its rent would equal zero for the purposes of this metric.
(2) GAAP rent and operating expense reimbursement represents the GAAP rent including operating expense recoveries per square foot at June 30, 2018 or 2017 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 65 and 63 properties as of June 30, 2018 and 2017, respectively.

The table below details the vacancy activity during the six months ended June 30, 2018:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2018	2,602,056	501,544	3,103,600
Completed development vacant space	2,029,511	249,784	2,279,295
Disposition vacant space	(147,596)	—	(147,596)
Expirations	8,372,885	1,667,616	10,040,501
Property structural changes/other	2,280	1,608	3,888
Leasing activity	(10,136,792)	(2,005,998)	(12,142,790)
Vacancy at June 30, 2018	2,722,344	414,554	3,136,898

Capital expenditures - turnover costs per square foot (1)	$2.51	$2.68	$2.54
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment charges - real estate assets, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the six months ended June 30, 2018, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2018 with the results of operations of the Company for the three and six months ended June 30, 2017. As a result of the varying levels of development, acquisition and disposition activities the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Industrial Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2018 to Three and Six Months Ended June 30, 2017
Rental Revenue
Rental revenue was $119.6 million for the three months ended June 30, 2018 compared to $111.7 million for the same period in 2017. This increase of $7.9 million was primarily due to increased rental revenue related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since July 1, 2017.
Rental revenue was $238.7 million for the six months ended June 30, 2018 compared to $222.6 million for the same period in 2017. This increase of $16.1 million was primarily due to increased rental revenue related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since January 1, 2017.
Operating Expense Reimbursement
Operating expense reimbursement was $37.2 million for the three months ended June 30, 2018 compared to $33.5 million for the same period in 2017. This increase of $3.7 million was primarily due to increased reimbursements associated with increases in rental property expense and real estate taxes as well as increases related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since July 1, 2017.
Operating expense reimbursement was $74.4 million for the six months ended June 30, 2018 compared to $68.0 million for the same period in 2017. This increase of $6.4 million was primarily due to increased reimbursements associated with increases in rental property expense and real estate taxes as well as increases related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since January 1, 2017.

Rental Property Expense
Rental property expense was $15.0 million for the three months ended June 30, 2018 compared to $13.4 million for the same period in 2017. This increase of $1.6 million was primarily due to an increase in snow removal and maintenance and repair costs. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Rental property expense was $30.3 million for the six months ended June 30, 2018 compared to $29.0 million for the same period in 2017. This increase of $1.3 million was primarily due to an increase in snow removal and maintenance and repair costs.
Real Estate Taxes
Real estate taxes were $22.6 million for the three months ended June 30, 2018 compared to $20.7 million for the same period in 2017. This increase of $1.9 million was primarily due to real estate taxes associated with acquisitions properties and higher real estate tax assessments for the Company's Industrial Same Store properties.
Real estate taxes were $45.0 million for the six months ended June 30, 2018 compared to $41.6 million for the same period in 2017. This increase of $3.4 million was primarily due to real estate taxes associated with acquisitions properties and higher real estate tax assessments for the Company's Industrial Same Store properties.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of SNOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to SNOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Six Months Ended		Percentage Increase (Decrease)
	June 30				June 30
	2018	2017			2018	2017
Carolinas/Richmond	$14,271	$13,094	9.0%	(1)	$28,318	$26,077	8.6%	(1)
Chicago/Minneapolis	10,223	10,011	2.1%	(2)	20,125	19,360	4.0%	(2)
Florida	10,768	10,003	7.6%	(1)	21,586	19,510	10.6%	(1)
Houston	9,114	7,761	17.4%	(3)	18,711	14,562	28.5%	(3)
Lehigh/Central PA	28,348	29,083	(2.5%)	(4)	56,115	58,661	(4.3%)	(4)
Philadelphia	8,566	8,475	1.1%	(5)	18,720	17,244	8.6%	(5)
Southeastern PA	4,516	8,507	(46.9%)	(4)	11,405	16,619	(31.4%)	(4)
United Kingdom	1,577	1,649	(4.4%)	(7)	4,006	3,506	14.3%	(6)
Other	28,533	21,935	30.1%	(1)	55,082	42,191	30.6%	(1)
Total SNOI	$115,916	$110,518	4.9%		$234,068	$217,730	7.5%

(1)	The increase was primarily due to an increase in rental rates and average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in occupancy.

(3)	The increase was primarily due to an increase in occupancy and an increase in rental rates.

(4)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(5)	The increase was primarily due to an increase in occupancy and average gross investment in operating real estate.

(6)	The increase was primarily due to an increase in rental rates, average gross investment in operating real estate and in the foreign exchange rate.

(7)	The decrease was primarily due to a decrease in occupancy.

Industrial Same Store
Property level operating income, exclusive of termination fees, for the Industrial Same Store properties is identified in the table below.
The Industrial Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Average occupancy %	97.1%	96.1%	97.2%	96.4%
Average rental rate - cash basis (1)	$5.11	$4.83	$5.12	$4.83
Average rental rate - GAAP rent and operating expense reimbursement (2)	$6.79	$6.53	$6.81	$6.53

(1)
Represents the average cash rent per square foot for the three and six months ended June 30, 2018 or 2017 for tenants in occupancy in the Industrial Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average GAAP rent including operating expense recoveries per square foot for the three and six months ended June 30, 2018 or 2017 for tenants in occupancy in the Industrial Same Store properties.

Management generally considers the performance of the Industrial Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Industrial Same Store property level operating income and Industrial Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Industrial Same Store properties include industrial operating properties that had reached stabilization as of January 1, 2017 (i.e., properties owned and stabilized in both the current and prior year), and exclude industrial properties held for redevelopment or that had been sold as of the end of the current quarter. As of June 30, 2018, there were 432 Industrial Same Store properties totaling 78.4 million square feet.
Set forth below is a schedule comparing the property level operating income, on a GAAP basis and on a cash basis, for the Industrial Same Store properties for the three and six months ended June 30, 2018 and 2017. Industrial Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Industrial Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), U.S. GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Industrial Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Reconciliation of non-GAAP financial measure – Industrial Same Store:
Net income	$20,890	$52,818	$164,615	$97,062
Discontinued operations (1)	(7,670)	(7,516)	(105,295)	(13,872)
Equity in earnings of unconsolidated joint ventures	(7,428)	(3,990)	(14,192)	(9,721)
Income taxes	941	324	1,495	946
Gain on property dispositions	(48,582)	(5,895)	(52,703)	(6,702)
Interest expense	21,779	20,657	43,645	41,421
Interest and other income	(2,663)	(1,908)	(5,142)	(3,761)
Impairment charges - real estate assets	26,000	—	26,000	—
Development service fee expense	79,808	17,828	107,875	28,832
Depreciation and amortization expense	42,708	41,682	84,781	83,162
Systems implementation expense	1,469	15	2,175	15
Expensed pursuit costs	59	153	383	185
General and administrative expense	11,659	15,203	30,285	32,196
Development service fee income	(19,824)	(18,259)	(46,176)	(29,744)
Termination fees	(512)	(867)	(2,026)	(1,892)
Non-same store properties NOI	(17,492)	(13,119)	(34,470)	(25,491)
Industrial Same store property level operating income	101,142	97,126	201,250	192,636
Less straight line rent adjustment	2,577	3,660	5,070	7,804
Industrial Same store cash basis property level operating income	$98,565	$93,466	$196,180	$184,832

Industrial Same Store:
Rental revenue	$100,578	$96,568	$200,708	$192,640
Operating expenses:
Rental property expense	12,582	11,470	25,529	24,499
Real estate taxes	18,381	17,389	36,788	35,192
Operating expense recovery	(31,527)	(29,417)	(62,859)	(59,687)
Unrecovered operating expenses	(564)	(558)	(542)	4
Industrial Same Store property level operating income	101,142	97,126	201,250	192,636
Less straight line rent adjustment	2,577	3,660	5,070	7,804
Industrial Same Store cash basis property level operating income	$98,565	$93,466	$196,180	$184,832
(1) Includes termination fee expense of $110,000 and $100,00 for the three and six months ended June 30, 2017, respectively, and termination fee income of $7,000 for the six months ended June 30, 2018.
Development Service Fee Income and Expense
Development Service fee activity decreased to an aggregate net loss of $60.0 million for the three months ended June 30, 2018 compared to an aggregate net profit of $0.4 million for the three months ended June 30, 2017 and decreased to an aggregate net loss of $61.7 million for the six months ended June 30, 2018 compared to an aggregate net profit of $0.9 million for the six months ended June 30, 2017. These decrease were primarily due to additional expenses the Company accrued in 2018 in its Philadelphia reportable segment. See Note 1 and Note 12 to the Company's financial statements.
General and Administrative
General and administrative expenses decreased to $11.7 million for the three months ended June 30, 2018 compared to $15.2 million for the three months ended June 30, 2017 and decreased to $30.3 million for the six months ended June 30, 2018 compared to $32.2 million for the six months ended June 30, 2017. These decreases were primarily due to decreases in incentive compensation expense and legal expense incurred in 2018 but were partially offset by an increase in severance costs associated with a reduction in headcount in connection with real estate sales in 2018.

General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Expensed Pursuit Costs
Expensed pursuit costs decreased to $59,000 for the three months ended June 30, 2018 compared to $153,000 for the three months ended June 30, 2017 and increased to $383,000 for the six months ended June 30, 2018 compared to $185,000 for the six months ended June 30, 2017. Changes for the respective periods were primarily due to the level of charges for costs of land acquisitions that were terminated.
Systems Implementation Expense
Systems implementation expense increased to $1.5 million for the three months ended June 30, 2018 compared to $15,000 for the three months ended June 30, 2017 and increased to $2.2 million for the six months ended June 30, 2018 compared to $15,000 for the six months ended June 30, 2017. The Company is recognizing expense associated with the implementation of new financial and operating systems.
Depreciation and Amortization
Depreciation and amortization increased to $42.7 million for the three months ended June 30, 2018 from $41.7 million for the three months ended June 30, 2017 and increased to $84.8 million for the six months ended June 30, 2018 compared to $83.2 million for the six months ended June 30, 2017. These increases were primarily due to increased depreciation and amortization related to acquisitions and completed development since January 1, 2017.
Interest Expense
Interest expense increased to $21.8 million for the three months ended June 30, 2018 from $20.7 million for the three months ended June 30, 2017 and increased to $43.6 million for the six months ended June 30, 2018 from $41.4 million for the six months ended June 30, 2017. These increases were primarily due to an increase in average debt outstanding, which increased to $2,897.2 million for the three months ended June 30, 2018 compared to $2,725.9 million for the three months ended June 30, 2017 and increased to $2,894.9 million for the six months ended June 30, 2018 compared to $2,673.4 million for the six months ended June 30, 2017. These increases were partially offset by decreases in the weighted average interest rate to 3.8% for the three months ended June 30, 2018 compared to 3.9% for the three months ended June 30, 2017 and, for the six months ended June 30, 2018, 3.8% as compared to 4.0% for the same period in 2017.
Impairment charges - real estate assets
The Company recognized $26.0 million in impairment charges for the three and six months ended June 30, 2018 related to land in its Philadelphia reportable segment. There were no similar impairments charges during the three and six months ended June 30, 2017. See Note 7 to the Company's financial statements.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $7.4 million for the three months ended June 30, 2018 compared to $4.0 million for the three months ended June 30, 2017 and increased to $14.2 million for the six months ended June 30, 2018 compared to $9.7 million for the six months ended June 30, 2017. These increases were primarily due to the Company's share of results from operations for a completed development building in an unconsolidated joint venture in which the Company holds an interest which was brought into service in January 2018. Additionally, the Company and its partner repaid third party joint venture debt resulting in a decrease in interest expense for another joint venture. See Note 12 to the Company's financial statements.
Other
Gain on property dispositions increased to $48.6 million for the three months ended June 30, 2018 compared to $5.9 million for the three months ended June 30, 2017 and increased to $52.7 million for the six months ended June 30, 2018 compared to $6.7 million for the six months ended June 30, 2017. This change resulted from the volume and composition of sales included in continuing operations in 2018 as compared to 2017.
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$12,412	$19,672	$28,162	$38,214
Operating expenses	(2,648)	(6,784)	(6,409)	(13,434)
Depreciation and amortization	(441)	(4,107)	(3,273)	(8,087)
Interest and other income	8	20	20	43
Interest expense	(1,423)	(1,285)	(3,016)	(2,864)
Income from discontinued operations before (loss) gain on property dispositions	7,908	7,516	15,484	13,872
(Loss) gain on property dispositions	(238)	—	89,811	—
Income from discontinued operations	$7,670	$7,516	$105,295	$13,872

Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. To the extent that a property is sold, or completed and stabilized, during a period, it will only impact the results of such period prior to being sold or completed and stabilized, as the case may be. There were no properties classified as discontinued operations sold during the three months ended June 30, 2018 and three and six months ended June 30, 2017, but 23 properties were classified as discontinued operations sold during the six months ended June 30, 2018.
As a result of the foregoing, the Company’s net income decreased to $20.9 million for the three months ended June 30, 2018 from $52.8 million for the three months ended June 30, 2017 and increased to $164.6 million for the six months ended June 30, 2018 from $97.1 million for the six months ended June 30, 2017.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company's liquidity requirements include operating and general and administrative expenses, shareholder distributions, funding its investment in development properties and joint ventures, funding its development cost guarantee (see Notes 1 and 12 to the Company's financial statements) and satisfying interest requirements and debt maturities. The Company believes that proceeds from operating activities, asset sales, its available cash, borrowing capacity from its Credit Facilities (defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are related to the Company's Credit Facilities (defined below). As of June 30, 2018, the Company was in compliance with all financial covenants.
Activity
As of June 30, 2018, the Company had cash and cash equivalents of $39.1 million, including $14.9 million in restricted cash.
Net cash provided by operating activities increased to $198.6 million for the six months ended June 30, 2018 from $182.9 million for the six months ended June 30, 2017. This $15.7 million increase was primarily due to net cash received on contractual receivables due from home builders relating to land sales in the UK. See Note 1 to the Company's financial statements. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures - property improvements and turnover costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities changed to $67.0 million for the six months ended June 30, 2018 from $248.1 million for the six months ended June 30, 2017. This $181.1 million change was primarily due to net acquisition and disposition activity for the comparative periods.
Net cash (used in) provided by financing activities was net cash used of $116.5 million for the six months ended June 30, 2018 compared to net cash provided of $40.4 million for the six months ended June 30, 2017. This $156.9 million change was primarily due to debt activity associated with the investment activity during the respective periods. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.

In October 2017, the Company replaced its existing $800 million credit facility, which was set to mature in March 2018, with a new $900 million unsecured credit facility. The new facility (the "Credit Facility") includes a revolving credit facility for borrowings up to $800 million and a delayed draw term loan facility aggregating up to $100 million. It matures in October 2021 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 87.5 basis points for revolving loans and 95 basis points for delayed draw term loans. There is also a 15 basis point annual facility fee on the aggregate loan commitments of the Credit Facilities. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the revolving credit facility. As of June 30, 2018, the Company had $390.0 million in outstanding borrowings and $5.8 million of letters of credit issued under the Credit Facility.

In October 2017, the Company also entered into a new $30 million unsecured working capital revolving credit facility ("WCL", together the "Credit Facilities") on terms substantially consistent with the Credit Facility discussed above. As of June 30, 2018, the Company had $4.2 million in outstanding borrowings under the WCL.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2018, the Company’s debt to gross assets ratio was 38.6% and for the six months ended June 30, 2018, the fixed charge coverage ratio was 3.1x (including the impact of $60 million of development fee expenses accrued during the three months ended June 30, 2018 - see Note 12 in the financial statements). Debt to gross assets equals total long-term debt and borrowings under the Credit Facilities divided by total assets plus accumulated depreciation (including accumulated depreciation in properties held for sale). The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments) all inclusive of operations included in discontinued operations.
As of June 30, 2018, $231.7 million in mortgage loans (including $67.9 million fixed via a swap arrangement - see Note 13 to the Company's financial statements) and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 4.0%. The interest rates on $2.5 billion of mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 3.0% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.3 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facilities and the related weighted average interest rates as of June 30, 2018 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facilities	Total	Rate
2018 (remaining)	$3,184	$—	$—	$—	$3,184	4.3%
2019	6,504	50,043	—	—	56,547	4.0%
2020	3,539	67,361	350,000	—	420,900	4.7%
2021	2,504	65,009	—	394,223	461,736	3.0%
2022	2,172	—	400,000	—	402,172	4.1%
2023	2,281	—	300,000	—	302,281	3.4%
2024	2,395	—	450,000	—	452,395	4.4%
2025	2,503	—	400,000	—	402,503	3.8%
2026	2,494	1,946	400,000	—	404,440	3.3%
2027 and thereafter	19,800	—	—	—	19,800	4.8%
Subtotal	47,376	184,359	2,300,000	394,223	2,925,958	3.8%
Reconciling items (1)	4,018	—	(15,118)	—	(11,100)
Total for consolidated balance sheet	$51,394	$184,359	$2,284,882	$394,223	$2,914,858

(1)	Includes deferred financing costs, premium/discount and market adjustments.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common distributions to shareholders and unitholders through its net cash flows provided by operating activities, less capital expenditures - property improvement and turnover costs. If net cash flows from operations were not sufficient to meet its quarterly distributions to shareholders and unitholders, the Company would utilize borrowings from the Credit Facilities to fund such distributions.
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities (including its obligations under development agreements - see Notes 1, 12 and 14 in the Company's financial statements). The Company's existing sources of capital include the public debt and equity markets, proceeds from secured financing of properties, proceeds from property dispositions, equity capital from joint venture partners and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facilities, from time to time.
The Company's latest quarterly dividend (paid in July 2018) was $0.40 per share ($1.60 per share annualized). Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
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

A reconciliation of net income available to common shareholders to NAREIT Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$19,614	$51,411	$159,795	$94,443
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,236	2,295	6,438	4,620
Depreciation and amortization	42,682	45,343	87,172	90,421
Gain on property dispositions / impairment - depreciable real estate assets continuing operations	(48,614)	(2,108)	(51,210)	(2,915)
Loss (gain) on property dispositions / impairment - depreciable real estate assets discontinued operations	238	—	(89,811)	—
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - depreciable real estate assets	57	(1,065)	1,103	(2,155)
NAREIT Funds from operations available to common shareholders – basic	$17,213	$95,876	$113,487	$184,414
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment charges - depreciable real estate assets	(57)	1,065	(1,103)	2,155
Noncontrolling interest less preferred unit distributions	467	1,232	3,806	2,263
NAREIT Funds from operations available to common shareholders – diluted	$17,623	$98,173	$116,190	$188,832
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.12	$0.65	$0.77	$1.26
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.12	$0.65	$0.77	$1.25
Reconciliation of weighted average shares:
Weighted average common shares	147,274	146,688	147,184	146,602
Dilutive shares for long term compensation plans	1,059	820	920	753
Diluted shares for net income	148,333	147,508	148,104	147,355
Weighted average common units	3,520	3,528	3,520	3,528
Diluted shares for NAREIT Funds from operations	151,853	151,036	151,624	150,883

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of June 30, 2018.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1
Liberty Property Trust First Amended and Restated Bylaws, as amended on May 17, 2018. (Incorporated by reference to Exhibit 3.1 filed with the Registrants' Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 21, 2018.)

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 2, 2018
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	August 2, 2018
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	August 2, 2018
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	August 2, 2018
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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