Form 10-Q
period 2018-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2018-11-02
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past ninety (90) days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 31, 2018, 147,821,113 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2018. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2018

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets of Liberty Property Trust at September 30, 2018 and December 31, 2017	5

	Consolidated statements of comprehensive income of Liberty Property Trust for the three months ended September 30, 2018 and September 30, 2017	6

	Consolidated statements of comprehensive income of Liberty Property Trust for the nine months ended September 30, 2018 and September 30, 2017	7

	Consolidated statement of equity of Liberty Property Trust for the nine months ended September 30, 2018	8

	Consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2018 and September 30, 2017	9

	Consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2018 and December 31, 2017	10

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the three months ended September 30, 2018 and September 30, 2017	11

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the nine months ended September 30, 2018 and September 30, 2017	12

	Consolidated statement of owners' equity of Liberty Property Limited Partnership for the nine months ended September 30, 2018	13

	Consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2018 and September 30, 2017	14

	Notes to consolidated financial statements of the Company	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Index		Page

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures for Liberty Property Trust		49

Signatures for Liberty Property Limited Partnership		50

Exhibit Index		51

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	September 30, 2018	December 31, 2017
ASSETS
Real estate:
Land and land improvements	$1,174,720	$1,026,820
Building and improvements	4,459,247	4,135,150
Less accumulated depreciation	(957,292)	(866,355)
Operating real estate	4,676,675	4,295,615
Development in progress	440,503	333,437
Land held for development	357,120	330,748
Net real estate	5,474,298	4,959,800
Cash and cash equivalents	17,770	11,882
Restricted cash	13,371	13,803
Accounts receivable, net	13,406	10,389
Deferred rent receivable, net	121,820	107,150
Deferred financing and leasing costs, net of accumulated amortization (September 30, 2018, $165,054; December 31, 2017, $154,762)	153,970	147,837
Investments in and advances to unconsolidated joint ventures	357,970	288,456
Assets held for sale	294,191	610,611
Prepaid expenses and other assets	372,279	289,829
Total assets	$6,819,075	$6,439,757
LIABILITIES
Mortgage loans, net	$233,682	$267,093
Unsecured notes, net	2,285,565	2,283,513
Credit facilities	569,909	358,939
Accounts payable	72,553	76,313
Accrued interest	35,491	21,796
Dividend and distributions payable	60,415	60,330
Other liabilities	260,353	201,588
Liabilities held for sale	3,986	14,282
Total liabilities	3,521,954	3,283,854
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of September 30, 2018 and December 31, 2017	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,812,321 and 147,450,691 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	148	147
Additional paid-in capital	3,688,631	3,674,978
Accumulated other comprehensive loss	(46,322)	(37,797)
Distributions in excess of net income	(417,357)	(549,970)
Total Liberty Property Trust shareholders’ equity	3,225,100	3,087,358
Noncontrolling interest – operating partnership - 3,520,205 common units outstanding as of September 30, 2018 and December 31, 2017	59,057	56,159
Noncontrolling interest – consolidated joint ventures	5,427	4,849
Total equity	3,289,584	3,148,366
Total liabilities, noncontrolling interest - operating partnership and equity	$6,819,075	$6,439,757

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2018	September 30, 2017
OPERATING REVENUE
Rental	$120,775	$113,889
Operating expense reimbursement	37,453	33,522
Development service fee income	12,956	24,176
Total operating revenue	171,184	171,587
OPERATING EXPENSE
Rental property	14,457	14,833
Real estate taxes	23,193	20,427
General and administrative	13,121	11,873
Expensed pursuit costs	1,292	4,772
Systems implementation expense	1,177	142
Depreciation and amortization	43,375	41,754
Development service fee expense	12,924	23,665
Impairment charges - real estate assets	—	3,936
Total operating expense	109,539	121,402
Operating income	61,645	50,185
OTHER INCOME (EXPENSE)
Interest and other income	3,433	1,734
Interest expense	(23,274)	(21,448)
Total other income (expense)	(19,841)	(19,714)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	41,804	30,471
Gain on property dispositions	2,002	23,840
Income taxes	(472)	(582)
Equity in earnings of unconsolidated joint ventures	6,766	4,305
Income from continuing operations	50,100	58,034
Discontinued operations (including a net gain of $94.9 million on property dispositions for the three months ended September 30, 2018)	103,971	3,125
Net income	154,071	61,159
Noncontrolling interest – operating partnership	(3,696)	(1,545)
Noncontrolling interest – consolidated joint ventures	(232)	(75)
Net income available to common shareholders	$150,143	$59,539

Net income	$154,071	$61,159
Other comprehensive (loss) income - foreign currency translation	(3,015)	5,634
Other comprehensive income - derivative instruments	6	91
Other comprehensive (loss) income	(3,009)	5,725
Total comprehensive income	151,062	66,884
Less: comprehensive income attributable to noncontrolling interest	(3,858)	(1,754)
Comprehensive income attributable to common shareholders	$147,204	$65,130
Earnings per common share
Basic:
Income from continuing operations	$0.33	$0.39
Income from discontinued operations	0.69	0.02
Income per common share – basic	$1.02	$0.41
Diluted:
Income from continuing operations	$0.33	$0.38
Income from discontinued operations	0.68	0.02
Income per common share – diluted	$1.01	$0.40
Distributions per common share	$0.40	$0.40
Weighted average number of common shares outstanding
Basic	147,324	146,811
Diluted	148,271	147,596
Amounts attributable to common shareholders
Income from continuing operations	$48,595	$56,487
Discontinued operations	101,548	3,052
Net income available to common shareholders	$150,143	$59,539
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING REVENUE
Rental	$357,185	$333,884
Operating expense reimbursement	110,729	100,161
Development service fee income	59,132	53,920
Total operating revenue	527,046	487,965
OPERATING EXPENSE
Rental property	44,023	42,938
Real estate taxes	67,452	61,326
General and administrative	43,406	44,069
Expensed pursuit costs	1,675	4,957
Systems implementation expense	3,352	157
Depreciation and amortization	127,280	123,924
Development service fee expense	120,799	52,497
Impairment charges - real estate assets	26,000	3,936
Total operating expense	433,987	333,804
Operating income	93,059	154,161
OTHER INCOME (EXPENSE)
Interest and other income	8,568	5,487
Interest expense	(66,582)	(62,409)
Total other income (expense)	(58,014)	(56,922)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	35,045	97,239
Gain on property dispositions	54,705	30,542
Income taxes	(1,967)	(1,528)
Equity in earnings of unconsolidated joint ventures	20,958	14,026
Income from continuing operations	108,741	140,279
Discontinued operations (including a net gain of $184.7 million on property dispositions for the nine months ended September 30, 2018)	209,945	17,942
Net income	318,686	158,221
Noncontrolling interest – operating partnership	(7,738)	(4,044)
Noncontrolling interest – consolidated joint ventures	(1,010)	(195)
Net income available to common shareholders	$309,938	$153,982
Net income	$318,686	$158,221
Other comprehensive (loss) income- foreign currency translation	(9,221)	16,314
Other comprehensive income - derivative instruments	493	366
Other comprehensive (loss) income	(8,728)	16,680
Total comprehensive income	309,958	174,901
Less: comprehensive income attributable to noncontrolling interest	(8,545)	(4,629)
Comprehensive income attributable to common shareholders	$301,413	$170,272
Earnings per common share
Basic:
Income from continuing operations	$0.71	$0.93
Income from discontinued operations	1.39	0.12
Income per common share – basic	$2.10	$1.05
Diluted:
Income from continuing operations	$0.71	$0.92
Income from discontinued operations	1.38	0.12
Income per common share – diluted	$2.09	$1.04
Distributions per common share	$1.20	$1.20
Weighted average number of common shares outstanding
Basic	147,241	146,678
Diluted	148,160	147,430
Amounts attributable to common shareholders
Income from continuing operations	$104,885	$136,460
Discontinued operations	205,053	17,522
Net income available to common shareholders	$309,938	$153,982
See accompanying notes.

CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2018	147,450,691	$147	$3,674,978	$(37,797)	$(549,970)	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Net proceeds from the issuance of common shares	361,630	1	5,254	—	—	5,255	—	—	5,255	—
Net income	—	—	—	—	309,938	309,938	7,384	1,010	318,332	354
Distributions	—	—	—	—	(177,325)	(177,325)	(4,283)	(432)	(182,040)	(354)
Share-based compensation net of shares related to tax withholdings	—	—	8,399	—	—	8,399	—	—	8,399	—
Other comprehensive loss - foreign currency translation	—	—	—	(9,007)	—	(9,007)	(214)	—	(9,221)	—
Other comprehensive income - derivative instruments	—	—	—	482	—	482	11	—	493	—
Balance at September 30, 2018	147,812,321	$148	$3,688,631	$(46,322)	$(417,357)	$3,225,100	$59,057	$5,427	$3,289,584	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income	$318,686	$158,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,276	139,389
Amortization of deferred financing costs	2,876	2,811
Expensed pursuit costs	1,675	4,957
Impairment charges - real estate assets	26,000	9,650
Equity in earnings of unconsolidated joint ventures	(20,958)	(14,026)
Gain on property dispositions	(239,394)	(30,542)
Share-based compensation	12,310	12,467
Other	(3,612)	(2,547)
Changes in operating assets and liabilities:
Accounts receivable	(1,543)	1,976
Deferred rent receivable	(14,782)	(15,360)
Prepaid expenses and other assets	29,981	(28,115)
Accounts payable	(6,435)	13,249
Accrued interest	13,695	12,829
Other liabilities	(16,035)	(42)
Other liabilities - development service fee	61,705	—
Net cash provided by operating activities	296,445	264,917
INVESTING ACTIVITIES
Investment in properties – acquisitions	(293,049)	(62,327)
Investment in properties – other	(34,331)	(39,719)
Investments in and advances to unconsolidated joint ventures	(79,036)	(41,154)
Distributions from unconsolidated joint ventures	30,055	17,089
Net proceeds from disposition of properties/land	574,542	56,474
Investment in development in progress	(165,197)	(189,282)
Investment in land held for development	(171,221)	(93,813)
Payment of deferred leasing costs	(18,452)	(28,424)
Escrow deposit	(167,892)	—
Release of escrows and other	38,982	24,096
Net cash used in investing activities	(285,599)	(357,060)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	5,255	7,356
Share repurchases, including shares related to tax withholdings	(4,638)	(4,879)
Repayments of mortgage loans	(31,954)	(5,974)
Proceeds from credit facility	1,187,357	486,000
Repayments on credit facility	(975,456)	(191,000)
Payment of deferred financing costs	(15)	(22)
Distribution paid on common shares	(177,210)	(187,625)
Distribution to partners/noncontrolling interest holders	(5,130)	(5,450)
Net cash (used in) provided by financing activities	(1,791)	98,406
Net increase in cash, cash equivalents and restricted cash	9,055	6,263
(Decrease) increase in cash, cash equivalents and restricted cash related to foreign currency translation	(3,599)	2,202
Cash, cash equivalents and restricted cash at beginning of period	25,685	56,025
Cash, cash equivalents and restricted cash at end of period	$31,141	$64,490

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	September 30, 2018	December 31, 2017
ASSETS
Real estate:
Land and land improvements	$1,174,720	$1,026,820
Building and improvements	4,459,247	4,135,150
Less accumulated depreciation	(957,292)	(866,355)
Operating real estate	4,676,675	4,295,615
Development in progress	440,503	333,437
Land held for development	357,120	330,748
Net real estate	5,474,298	4,959,800
Cash and cash equivalents	17,770	11,882
Restricted cash	13,371	13,803
Accounts receivable, net	13,406	10,389
Deferred rent receivable, net	121,820	107,150
Deferred financing and leasing costs, net of accumulated amortization (September 30, 2018, $165,054; December 31, 2017, $154,762)	153,970	147,837
Investments in and advances to unconsolidated joint ventures	357,970	288,456
Assets held for sale	294,191	610,611
Prepaid expenses and other assets	372,279	289,829
Total assets	$6,819,075	$6,439,757
LIABILITIES
Mortgage loans, net	$233,682	$267,093
Unsecured notes, net	2,285,565	2,283,513
Credit facilities	569,909	358,939
Accounts payable	72,553	76,313
Accrued interest	35,491	21,796
Distributions payable	60,415	60,330
Other liabilities	260,353	201,588
Liabilities held for sale	3,986	14,282
Total liabilities	3,521,954	3,283,854
Limited partners’ equity - 301,483 preferred units outstanding as of September 30, 2018, and December 31, 2017	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,812,321 and 147,450,691 common units outstanding as of September 30, 2018 and December 31, 2017, respectively	3,225,100	3,087,358
Limited partners’ equity – 3,520,205 common units outstanding as of September 30, 2018 and December 31, 2017	59,057	56,159
Noncontrolling interest – consolidated joint ventures	5,427	4,849
Total owners’ equity	3,289,584	3,148,366
Total liabilities, limited partners’ equity and owners’ equity	$6,819,075	$6,439,757

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2018	September 30, 2017
OPERATING REVENUE
Rental	$120,775	$113,889
Operating expense reimbursement	37,453	33,522
Development service fee income	12,956	24,176
Total operating revenue	171,184	171,587
OPERATING EXPENSE
Rental property	14,457	14,833
Real estate taxes	23,193	20,427
General and administrative	13,121	11,873
Expensed pursuit costs	1,292	4,772
Systems implementation expense	1,177	142
Depreciation and amortization	43,375	41,754
Development service fee expense	12,924	23,665
Impairment charges - real estate assets	—	3,936
Total operating expense	109,539	121,402
Operating income	61,645	50,185
OTHER INCOME (EXPENSE)
Interest and other income	3,433	1,734
Interest expense	(23,274)	(21,448)
Total other income (expense)	(19,841)	(19,714)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	41,804	30,471
Gain on property dispositions	2,002	23,840
Income taxes	(472)	(582)
Equity in earnings of unconsolidated joint ventures	6,766	4,305
Income from continuing operations	50,100	58,034
Discontinued operations (including a net gain of $94.9 million on property dispositions for the three months ended September 30, 2018)	103,971	3,125
Net income	154,071	61,159
Noncontrolling interest – consolidated joint ventures	(232)	(75)
Preferred unit distributions	(118)	(118)
Net income available to common unitholders	$153,721	$60,966
Net income	$154,071	$61,159
Other comprehensive (loss) income - foreign currency translation	(3,015)	5,634
Other comprehensive income - derivative instruments	6	91
Other comprehensive (loss) income	(3,009)	5,725
Total comprehensive income	$151,062	$66,884
Earnings per common unit
Basic:
Income from continuing operations	$0.33	$0.39
Income from discontinued operations	0.69	0.02
Income per common unit - basic	$1.02	$0.41
Diluted:
Income from continuing operations	$0.33	$0.38
Income from discontinued operations	0.68	0.02
Income per common unit - diluted	$1.01	$0.40
Distributions per common unit	$0.40	$0.40
Weighted average number of common units outstanding
Basic	150,844	150,339
Diluted	151,791	151,124
Net income allocated to general partners	$150,143	$59,539
Net income allocated to limited partners	$3,696	$1,545
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING REVENUE
Rental	$357,185	$333,884
Operating expense reimbursement	110,729	100,161
Development service fee income	59,132	53,920
Total operating revenue	527,046	487,965
OPERATING EXPENSE
Rental property	44,023	42,938
Real estate taxes	67,452	61,326
General and administrative	43,406	44,069
Expensed pursuit costs	1,675	4,957
Systems implementation expense	3,352	157
Depreciation and amortization	127,280	123,924
Development service fee expense	120,799	52,497
Impairment charges - real estate assets	26,000	3,936
Total operating expense	433,987	333,804
Operating income	93,059	154,161
OTHER INCOME (EXPENSE)
Interest and other income	8,568	5,487
Interest expense	(66,582)	(62,409)
Total other income (expense)	(58,014)	(56,922)
Income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	35,045	97,239
Gain on property dispositions	54,705	30,542
Income taxes	(1,967)	(1,528)
Equity in earnings of unconsolidated joint ventures	20,958	14,026
Income from continuing operations	108,741	140,279
Discontinued operations (including a net gain of $184.7 million on property dispositions for the nine months ended September 30, 2018)	209,945	17,942
Net income	318,686	158,221
Noncontrolling interest – consolidated joint ventures	(1,010)	(195)
Preferred unit distributions	(354)	(354)
Income available to common unitholders	$317,322	$157,672
Net income	$318,686	$158,221
Other comprehensive (loss) income - foreign currency translation	(9,221)	16,314
Other comprehensive income - derivative instruments	493	366
Other comprehensive (loss) income	(8,728)	16,680
Total comprehensive income	$309,958	$174,901
Earnings per common unit
Basic:
Income from continuing operations	$0.71	$0.93
Income from discontinued operations	1.39	0.12
Income per common unit - basic	$2.10	$1.05
Diluted:
Income from continuing operations	$0.71	$0.92
Income from discontinued operations	1.38	0.12
Income per common unit - diluted	$2.09	$1.04
Distributions per common unit	$1.20	$1.20
Weighted average number of common units outstanding
Basic	150,761	150,206
Diluted	151,680	150,958
Net income allocated to general partners	$309,938	$153,982
Net income allocated to limited partners	$7,738	$4,044
See accompanying notes.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2018	147,450,691	3,520,205	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Contributions from partners	361,630	—	13,654	—	—	13,654	—
Distributions to partners	—	—	(177,325)	(4,283)	(432)	(182,040)	(354)
Other comprehensive loss - foreign currency translation	—	—	(9,007)	(214)	—	(9,221)	—
Other comprehensive income - derivative instruments	—	—	482	11	—	493	—
Net income	—	—	309,938	7,384	1,010	318,332	354
Balance at September 30, 2018	147,812,321	3,520,205	$3,225,100	$59,057	$5,427	$3,289,584	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income	$318,686	$158,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,276	139,389
Amortization of deferred financing costs	2,876	2,811
Expensed pursuit costs	1,675	4,957
Impairment charges - real estate assets	26,000	9,650
Equity in earnings of unconsolidated joint ventures	(20,958)	(14,026)
Gain on property dispositions	(239,394)	(30,542)
Noncash compensation	12,310	12,467
Other	(3,612)	(2,547)
Changes in operating assets and liabilities:
Accounts receivable	(1,543)	1,976
Deferred rent receivable	(14,782)	(15,360)
Prepaid expenses and other assets	29,981	(28,115)
Accounts payable	(6,435)	13,249
Accrued interest	13,695	12,829
Other liabilities	(16,035)	(42)
Other liabilities - development service fee	61,705	—
Net cash provided by operating activities	296,445	264,917
INVESTING ACTIVITIES
Investment in properties – acquisitions	(293,049)	(62,327)
Investment in properties – other	(34,331)	(39,719)
Investments in and advances to unconsolidated joint ventures	(79,036)	(41,154)
Distributions from unconsolidated joint ventures	30,055	17,089
Net proceeds from disposition of properties/land	574,542	56,474
Investment in development in progress	(165,197)	(189,282)
Investment in land held for development	(171,221)	(93,813)
Payment of deferred leasing costs	(18,452)	(28,424)
Escrow deposit	(167,892)	—
Release of escrows and other	38,982	24,096
Net cash used in investing activities	(285,599)	(357,060)
FINANCING ACTIVITIES
Repayments of mortgage loans	(31,954)	(5,974)
Proceeds from credit facility	1,187,357	486,000
Repayments on credit facility	(975,456)	(191,000)
Payment of deferred financing costs	(15)	(22)
Capital contributions	5,255	7,356
Distributions to partners/noncontrolling interests	(186,978)	(197,954)
Net cash (used in) provided by financing activities	(1,791)	98,406
Net increase in cash, cash equivalents and restricted cash	9,055	6,263
(Decrease) increase in cash, cash equivalents and restricted cash related to foreign currency translation	(3,599)	2,202
Cash, cash equivalents and restricted cash at beginning of period	25,685	56,025
Cash, cash equivalents and restricted cash at end of period	$31,141	$64,490

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at September 30, 2018. The Company owns and operates industrial properties nationally and currently owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity (“VIE”) of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $75.9 million and $17.3 million as of September 30, 2018 and December 31, 2017, respectively. See Note 12 for further discussion of Liberty/Comcast 1701 JFK Boulevard, LP.
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

The New Revenue Standards did not have an impact on the amount and timing of recognizing the Company's development service fee income. The Company recognizes development service fee income on a variable basis as a percentage of costs incurred on third party development contracts. Property development services, which are a single performance obligation, continue to be satisfied and recognized over time. The Company measures its progress toward completing the performance obligation under each arrangement. The measurement of the transfer of value to the customer for these services utilizes the input method (actual costs incurred against anticipated project costs) since this method best depicts the actual transfer of value promised to the customer. Estimated expected losses on such contracts are accrued in the period in which they are determinable. The total amount of consideration to be received from these projects is assessed on a quarterly basis. Based on existing contracts, completion is anticipated by mid-2019.
The Company recognizes revenues from improving land sites and selling the underlying land on behalf of its development partner to home builders in the United Kingdom. These agreements contain a pre-emption clause and a seller's call option. The Company recognizes revenue as the pre-emption period or seller's call option lapses utilizing the output method. There was $884,000 and $1.5 million in revenue recognized for such contracts during the three and nine months ended September 30, 2018, respectively.
The New Revenue Standards did not have an impact on the gain or loss on sale of nonfinancial assets. The New Revenue Standards require the Company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in-substance nonfinancial asset. Additionally, when the Company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the Company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. See Notes 5 and 7 for further discussion of sales of nonfinancial assets during the three and nine months ended September 30, 2018.
Estimated gross revenue related to the remaining performance obligations under existing contracts (before allocation of related costs and expenses) as of September 30, 2018 that will be recognized as revenue in future periods was approximately $54.2 million, which is expected to be recognized in 2018 through 2020.
The Company adopted the practical expedient to assess the recognition of revenue for open contracts during the transition period. There was no adjustment to the opening balance of retained earnings recorded at January 1, 2018.
Development Fee Contracts
From time to time, the Company enters into contracts to develop properties on a fee basis for joint ventures in which the Company holds an interest or for unrelated third parties. In these cases the Company typically agrees to be responsible for all aspects of the development of the project (and, in certain instances, related infrastructure) and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of cost overruns incurred in the development of the project. If the Company encounters construction delays or unexpected costs in the development of these projects or is otherwise unable to recover the costs it incurs, the resulting unrecovered costs and potential payments to customers could generate losses that would adversely affect the Company's cash flow and net income. On a quarterly basis, the Company applies reasonable estimates and judgments to assess whether or not it is necessary to accrue any estimated future losses with respect to such contracts. The Company recognized an aggregate net profit of $32,000 and a net loss $61.7 million on these contracts during the three and nine months ended September 30, 2018, respectively, and an aggregate net profit of $511,000 and $1.4 million during the three and nine months ended September 30, 2017, respectively. The total liability on the Company’s balance sheet as of September 30, 2018 related to the above-described development cost guarantees under these contracts is $67.3 million. Should external or internal circumstances change requiring the Company to adjust the estimated future cash flows from these development contracts or in a manner that indicates that such development contracts may result in additional losses, the Company could be required to record such additional losses in future periods. See Note 12 where certain fee development matters relating specifically to the Comcast Technology Center are discussed in further detail.
Systems Implementation Expense
The Company is incurring costs associated with its efforts to implement new financial and operating systems in certain cloud computing arrangements. The Company evaluated the arrangements in accordance with ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” and concluded that such arrangements are service contracts under the standard. Accordingly, the Company expenses substantially all costs as incurred. Certain costs that relate to the software service agreements received over time are set up as prepaid and expensed over the applicable service period. These costs include license costs incurred during the implementation period as well as consulting, personnel and other direct costs related to the implementation. The Company incurred $1.2 million and $3.4 million of systems implementation expense for the three and nine months ended September 30, 2018, respectively. The Company incurred $142,000 and $157,000 of systems implementation expense for the three and nine months ended September 30, 2017, respectively. The FASB recently issued accounting guidance related to service contracts in a cloud computing arrangement. See ASU 2018-15 in Recently Issued Accounting Standards below.

Expensed Pursuit Costs
The Company capitalizes pre-development and pre-acquisition costs incurred in pursuit of new development, land or operating property opportunities for which the Company currently believes future development or asset acquisition is probable. Future development and the consummation of acquisitions is dependent upon various factors, including, as appropriate, due diligence, zoning and regulatory approval, rental market conditions and construction costs. Initial pre-development and pre-acquisition costs incurred on future development, land or operating property acquisitions that is not considered probable are expensed as incurred. In addition, if the status of a future development, land or operating property acquisitions by the Company is no longer probable, any capitalized pre-development or pre-acquisition costs are written off. The Company expensed costs related to pursuit costs of $1.3 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, and $4.8 million and $5.0 million for the same periods in 2017, respectively. In the third quarter of 2017, the Company began to separately classify expensed pursuit costs in the Consolidated Statements of Comprehensive Income. These costs, which were reclassified retrospectively for all periods, were formerly classified as general and administrative expense.
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
The impact of the implementation of ASU 2016-18 was as follows (in thousands):

Nine months ended
September 30, 2017
Net cash provided by operating activities (prior to adoption of ASU 2016-18)	$261,587
Impact of including restricted cash with cash and cash equivalents	3,330
Net cash provided by operating activities (after adoption of ASU 2016-18)	$264,917

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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU 2018-15 is effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company is evaluating the impact ASU 2018-15 will have on the Company's financial position and results of operations.
Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2018			September 30, 2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$48,595	147,324	$0.33	$56,487	146,811	$0.39
Dilutive shares for long-term compensation plans	—	947		—	785
Income from continuing operations net of noncontrolling interest - diluted	$48,595	148,271	$0.33	$56,487	147,596	$0.38
Discontinued operations net of noncontrolling interest - basic	$101,548	147,324	$0.69	$3,052	146,811	$0.02
Dilutive shares for long-term compensation plans	—	947		—	785
Discontinued operations net of noncontrolling interest - diluted	$101,548	148,271	$0.68	$3,052	147,596	$0.02
Net income available to common shareholders - basic	$150,143	147,324	$1.02	$59,539	146,811	$0.41
Dilutive shares for long-term compensation plans	—	947		—	785
Net income available to common shareholders - diluted	$150,143	148,271	$1.01	$59,539	147,596	$0.40

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$104,885	147,241	$0.71	$136,460	146,678	$0.93
Dilutive shares for long-term compensation plans		919			752
Income from continuing operations net of noncontrolling interest - diluted	$104,885	148,160	$0.71	$136,460	147,430	$0.92
Discontinued operations net of noncontrolling interest - basic	$205,053	147,241	$1.39	$17,522	146,678	$0.12
Dilutive shares for long-term compensation plans		919			752
Discontinued operations net of noncontrolling interest - diluted	$205,053	148,160	$1.38	$17,522	147,430	$0.12
Net income available to common shareholders - basic	$309,938	147,241	$2.10	$153,982	146,678	$1.05
Dilutive shares for long-term compensation plans		919			752
Net income available to common shareholders - diluted	$309,938	148,160	$2.09	$153,982	147,430	$1.04

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2018 and the same periods in 2017.
During the three and nine months ended September 30, 2018, 5,000 and 106,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2017, 193,000 common shares were issued upon the exercise of options.
Share Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three and nine months ended September 30, 2018.
Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2018			September 30, 2017
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$49,868			$57,959
Less: Preferred unit distributions	(118)			(118)
Income from continuing operations available to common unitholders - basic	$49,750	150,844	$0.33	$57,841	150,339	$0.39
Dilutive units for long-term compensation plans	—	947		—	785

Income from continuing operations available to common unitholders - diluted	$49,750	151,791	$0.33	$57,841	151,124	$0.38
Income from discontinued operations - basic	$103,971	150,844	$0.69	$3,125	150,339	$0.02
Dilutive units for long-term compensation plans	—	947		—	785
Income from discontinued operations - diluted	$103,971	151,791	$0.68	$3,125	151,124	$0.02
Income available to common unitholders - basic	$153,721	150,844	$1.02	$60,966	150,339	$0.41
Dilutive units for long-term compensation plans	—	947		—	785
Income available to common unitholders - diluted	$153,721	151,791	$1.01	$60,966	151,124	$0.40

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Net income - net of noncontrolling interest - consolidated joint ventures	$107,731			$140,084
Less: Preferred unit distributions	(354)			(354)
Income from continuing operations available to common unitholders - basic	107,377	150,761	$0.71	139,730	150,206	$0.93
Dilutive units for long-term compensation plans	—	919		—	752
Income from continuing operations available to common unitholders - diluted	$107,377	151,680	$0.71	$139,730	150,958	$0.92
Income from discontinued operations - basic	$209,945	150,761	$1.39	$17,942	150,206	$0.12
Dilutive units for long-term compensation plans	—	919		—	752
Income from discontinued operations - diluted	$209,945	151,680	$1.38	$17,942	150,958	$0.12
Net income available to common unitholders - basic	$317,322	150,761	$2.10	$157,672	150,206	$1.05
Dilutive units for long-term compensation plans	—	919		—	752
Net income available to common unitholders - diluted	$317,322	151,680	$2.09	$157,672	150,958	$1.04

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2018 and the same periods in 2017.

During the three and nine months ended September 30, 2018, 5,000 and 106,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2017, 193,000 common units were issued upon the exercise of options.
Unit Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three and nine months ended September 30, 2018.

Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the nine months ended September 30,
	2018	2017
Foreign Currency Translation:
Beginning balance	$(38,701)	$(56,767)
Translation adjustment	(9,221)	16,314
Ending balance	(47,922)	(40,453)

Derivative Instruments:
Beginning balance	150	(455)
Unrealized gain	620	(25)
Reclassification adjustment (1)	(127)	391
Ending balance	643	(89)
Total accumulated other comprehensive loss	(47,279)	(40,542)
Less: portion included in noncontrolling interest – operating partnership	957	801
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(46,322)	$(39,741)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
Information on the Operating Properties and land parcels the Company acquired during the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)
Florida	—	—	—	$—	—	28.4	—	$14,728
Lehigh/Central PA	—	16.4	—	3,000	—	170.2	—	34,043
United Kingdom	—	1.6	—	709	—	8.7	—	4,949
Other:
Dallas	1	—	900,043	52,491	1	—	900,043	52,491
New Jersey	2	7.5	412,553	61,375	3	7.5	584,569	84,875
Southern California	—	12.9	—	33,125	3	36.0	1,002,471	231,061
	3	38.4	1,312,596	$150,700	7	250.8	2,487,083	$422,147

Information on the Operating Properties and land parcels the Company sold during the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)
Carolinas/Richmond	—	—	—	$—	1	1.5	80,000	$7,094
Chicago/Minneapolis	—	—	—	—	—	8.3	—	2,714
Lehigh/Central PA	—	65.8	—	9,700	—	65.8	—	9,700
Philadelphia	—	—	—	—	1	3.1	207,779	130,850
Southeastern PA	—	—	—	—	23	—	1,420,515	183,808
Other
Arizona	5	—	805,746	$255,000	5	—	805,746	$255,000
	5	65.8	805,746	$264,700	30	78.7	2,514,040	$589,166
Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At September 30, 2018, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

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

The operating information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating revenue
Carolinas/Richmond	$19,417	$18,910	$58,723	$55,192
Chicago/Minneapolis	17,274	16,147	50,414	47,789
Florida	15,847	15,072	47,117	43,802
Houston	16,561	15,167	48,514	44,720
Lehigh/Central PA	39,188	40,698	115,799	122,048
Philadelphia	10,598	11,137	33,659	33,501
Southeastern PA	6,697	15,422	23,573	45,165
United Kingdom	3,523	3,773	11,579	10,204
Other	43,118	33,288	124,419	95,826
Segment-level operating revenue	172,223	169,614	513,797	498,247

Reconciliation to total operating revenues
Development service fee income	12,956	24,176	59,132	53,920
Discontinued operations	(14,013)	(22,066)	(45,511)	(64,184)
Other	18	(137)	(372)	(18)
Total operating revenue	$171,184	$171,587	$527,046	$487,965

SNOI
Carolinas/Richmond	$14,254	$13,621	$42,572	$39,698
Chicago/Minneapolis	10,292	9,554	30,417	28,913
Florida	11,148	10,176	32,734	29,686
Houston	9,514	8,701	28,225	23,263
Lehigh/Central PA	29,182	29,995	85,297	88,656
Philadelphia	8,678	8,743	27,398	25,987
Southeastern PA	5,316	9,246	16,721	25,866
United Kingdom	1,873	1,781	5,879	5,288
Other	30,000	21,901	85,082	64,089
SNOI	120,257	113,718	354,325	331,446

Reconciliation to income from continuing operations
Interest expense (1)	(24,670)	(23,060)	(71,331)	(67,345)
Development service fee income	12,956	24,176	59,132	53,920
Development service fee expense	(12,924)	(23,665)	(120,799)	(52,497)
Depreciation/amortization expense (1) (2)	(32,243)	(33,521)	(97,582)	(99,829)
Impairment charges - real estate assets (1)	—	(9,650)	(26,000)	(9,650)
Gain on property dispositions	2,002	23,840	54,705	30,542
Equity in earnings of unconsolidated joint ventures	6,766	4,305	20,958	14,026
General and administrative expense (1) (2)	(9,615)	(7,962)	(30,954)	(31,073)
Expensed pursuit costs	(1,292)	(4,772)	(1,675)	(4,957)
Systems implementation expense	(1,177)	(142)	(3,352)	(157)
Discontinued operations excluding (loss) gain on property dispositions	(9,093)	(3,125)	(25,256)	(17,942)
Income taxes (2)	(70)	(64)	(89)	(240)
Other	(797)	(2,044)	(3,341)	(5,965)
Income from continuing operations	$50,100	$58,034	$108,741	$140,279

(1)	Includes activity in discontinued operations.

(2)	Excludes costs that are included in determining SNOI.

The Company's total assets by reportable segment as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018	December 31, 2017
Carolinas/Richmond	$524,967	$543,922
Chicago/Minnesota	600,838	615,186
Florida	546,526	533,861
Houston	537,500	498,584
Lehigh/Central PA	1,220,160	1,210,746
Philadelphia	640,790	665,843
Southeastern PA	145,778	241,128
United Kingdom	400,321	251,824
Other	2,063,248	1,807,653
Segment-level total assets	6,680,128	6,368,747
Corporate Other	138,947	71,010
Total assets	$6,819,075	$6,439,757

Note 7: Impairment or Disposal of Long-Lived Assets
In 2017, the Company initiated a strategic shift whereby it plans to divest of its remaining suburban office properties. In the third quarter of 2018, the Company updated its strategy whereby it plans to divest of all of its remaining office properties. The Company determined that the strategic shift would have a major effect on its operations and financial results. As such, properties sold or those that meet the criteria to be classified as held for sale within the new corporate strategy were classified within discontinued operations. Consistent with the held for sale criteria these properties are expected to be sold within one year. As the result of the classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to these properties were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Comprehensive Income.
The following table illustrates the number of sold or held for sale properties included in, or excluded from, discontinued operations:

	Held for Sale as of September 30, 2018	Sold during the nine months ended September 30, 2018	Sold during the year ended December 31, 2017	Total
Properties included in discontinued operations	13	28	2	43
Properties included in continuing operations	1	2	8	11
Properties sold or classified as held for sale	14	30	10	54

The properties held for sale with operating results in discontinued operations as of September 30, 2018 were located in the following reportable segments: Eight properties in Southeastern PA, three properties in Florida and two properties in DC Metro.
A summary of the results of operations for the properties classified as discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$14,013	$22,066	$45,511	$64,184
Operating expenses	(3,239)	(6,834)	(11,099)	(21,783)
Depreciation and amortization	(295)	(4,828)	(4,444)	(13,907)
Impairment expense	—	(5,714)	—	(5,714)
Interest and other income	10	47	37	98
Interest expense	(1,396)	(1,612)	(4,749)	(4,936)
Income from discontinued operations before gain on property dispositions	9,093	3,125	25,256	17,942
Gain on property dispositions	94,878	—	184,689	—
Income from discontinued operations	103,971	3,125	209,945	17,942
Noncontrolling interest - operating partnership	(2,423)	(73)	(4,892)	(420)
Income from discontinued operations available to common shareholders	$101,548	$3,052	$205,053	$17,522

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale included in discontinued operations to the sum of total net assets plus consolidated debt.
Capital expenditures on a cash basis related to properties within discontinued operations for the three and nine months ended September 30, 2018 were $759,000 and $5.4 million, respectively, and $14.0 million and $46.4 million, respectively, for the same periods in 2017.
Assets Held for Sale
As of September 30, 2018, 14 properties were classified as held for sale, of which 13 properties met the criteria to be classified within discontinued operations and one property was classified within continuing operations.
The following table illustrates aggregate balance sheet information for all held for sale properties (in thousands):

	September 30, 2018			December 31, 2017
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and land improvements	$1,301	$111,517	$112,818	$3,476	$152,708	$156,184
Buildings and improvements	5,638	222,983	228,621	80,738	471,628	552,366
Development in progress	—	—	—	—	45,035	45,035
Land held for development	10,227	—	10,227	863	—	863
Accumulated depreciation	(1,546)	(67,821)	(69,367)	(11,785)	(172,604)	(184,389)
Deferred financing and leasing costs, net	58	4,433	4,491	2,210	14,914	17,124
Other assets	165	7,236	7,401	5,137	18,291	23,428
Total assets held for sale	$15,843	$278,348	$294,191	$80,639	$529,972	$610,611

Total liabilities held for sale	$191	$3,795	$3,986	$1,153	$13,129	$14,282

Impairment Charges - Real Estate Assets
The Company recorded $26.0 million of impairment charges during the nine months ended September 30, 2018. There were no such charges during the three months ended September 30, 2018. This charge was related to the Camden Waterfront project located in Camden, New Jersey and reported in the Company's Philadelphia reportable segment. We continually evaluate under generally accepted accounting principles the recoverability of the carrying value of our total investment in the Camden Waterfront project. Factors considered in evaluating the carrying value of this project include probability weighted projections of future cash flows, which are influenced by management’s judgments regarding the site configuration, absorption rates and timing of future fee development projects, the amount, timing and sunset provisions of government incentives aimed at inducing office users to relocate to Camden, and general market conditions affecting demand for office space in Camden. As a result of changes to management’s estimates of probability weighted future cash flow impacted by the above-described factors during the second quarter of 2018, the Company concluded that an indicator of impairment exists and the Company may not recover the carrying value of its investment in the Camden Waterfront project. As such, the Company recorded the impairment charge in the second quarter of 2018. The impairment charge is equal to the amount by which we estimate the carrying value of our total investment in the Camden Waterfront project exceeds the current estimated fair value of our investment.

The Company recorded $9.7 million in impairment charges for the three and nine months ended September 30, 2017. These charges were related to an operating property and land located in the Company's Houston reporting segment.

The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820.

The Company has applied reasonable estimates and judgments in evaluating each of its properties and land held for development and has determined that there are no additional valuation adjustments necessary at September 30, 2018. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record additional impairment charges in the future.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of September 30, 2018 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at September 30, 2018 was $148.7 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of September 30, 2018 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at September 30, 2018 was $148.7 million.

Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of September 30, 2018, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at September 30, 2018 and December 31, 2017. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of September 30, 2018 and December 31, 2017. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2017 and September 30, 2018 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2017	$267,093	$267,298	$2,283,513	$2,359,998
As of September 30, 2018	$233,682	$230,987	$2,285,565	$2,272,500
Note 12: Unconsolidated Joint Ventures
Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the “Project”) located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building includes 1.3 million square feet of leasable office space (the “Office”) and a 217-room Four Seasons Hotel (the “Hotel”) (collectively,

“Liberty Property 18th and Arch”). Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $960 million. As of September 30, 2018, the Company's investment in these joint ventures was $190.5 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
During the nine months ended September 30, 2018, the joint ventures for Liberty Property 18th & Arch brought into service 250,000 square feet of office space representing a Total Investment by the Office joint venture of $138.3 million. The office portion of the Project is now substantially complete. The 217-room Four Seasons hotel representing an aggregate Total Investment by the Hotel joint venture of $223.8 million when completed continued to be developed by the Hotel joint venture as of September 30, 2018.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third-party contractor (the “GMP Contracts”) to construct the Project. The Company has been notified by its third-party contractor that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts (as that guaranteed maximum price has been adjusted pursuant to change orders accepted to date). The Company intends to vigorously pursue all remedies to recover from the third-party contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations. However, based upon information we have received from the third-party contractor, the Company has determined that it is probable that the Company may be required to initially fund cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. The Company has accrued such amounts as additional development service fee expense in its consolidated statements of comprehensive income for the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company had accrued $67.3 million and $5.6 million, respectively, relating to the above-described development cost guarantees which are included in other liabilities in the accompanying consolidated balance sheets.
There can be no assurances that amounts incurred, including as a result of claims that have been or may be asserted by the third-party contractor, will not exceed these estimates. The Company is not able to reasonably estimate the amount of additional expenses, if any, that it may incur as a result of claims that have been or may be asserted by the third-party contractor. If the Company were to incur additional expenses in connection with its development cost guarantee, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company’s results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, such recoveries would be recorded when and if realized in future periods.
Liberty/Comcast 1701 JFK Boulevard, LP
During the nine months ended September 30, 2018, Liberty/Comcast 1701 JFK Boulevard LP (a joint venture in which the Company holds a 20% interest) paid in full its $305.2 million mortgage loan. The payment was funded through loans from the joint venture partners in proportion to their ownership interests. The Company's portion of the loan to the joint venture is included in investments in, and advances to, unconsolidated joint ventures in the Company's consolidated balance sheets.
Cambridge Medipark Ltd
During the three and nine months ended September 30, 2018, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $1.2 million and $5.0 million for the three and nine months ended September 30, 2018, respectively, compared to $1.3 million and $5.8 million, respectively, for the same periods in 2017.
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
The Company holds an interest in two interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $67.4 million and $96.2 million at September 30, 2018 and December 31, 2017, respectively, and expire in 2020. One interest rate swap contract and related mortgage loan were repaid in April 2018 on the maturity date.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount of gain (loss) related to the effective portion recognized in other comprehensive (loss) income	$69	$19	$619	$(7)
Amount of loss related to the effective portion subsequently reclassified to interest expense	$(66)	$(75)	$(127)	$(391)
Amount of (loss) gain related to the ineffective portion recognized in interest expense	$—	$(8)	$(27)	$5

The fair value of the Swaps in the amounts of $0.7 million and $2.2 million as of September 30, 2018 and December 31, 2017, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company estimates that $0.6 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $0.7 million as of September 30, 2018.
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
Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of September 30, 2018, were as follows (in thousands):

Year	Amount
2018 (remaining)	$170
2019	934
2020	934
2021	934
2022	934
2023 and thereafter	32,388
Total	$36,294

Operating ground lease expense for the three and nine months ended September 30, 2018 was $250,000 and $1.2 million, respectively, as compared to $313,000 and $936,000, respectively, for the same periods in 2017.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of September 30, 2018 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company. However, see Note 12 for discussion of Comcast Technology Center.
Other
As of September 30, 2018, the Company had letter of credit obligations of $5.8 million.
As of September 30, 2018, the Company had 27 buildings under development. These buildings are expected to contain, when completed, a total of 8.2 million square feet of leasable space and represent an anticipated aggregate investment of $698.8 million. At September 30, 2018, development in progress totaled $440.5 million. In addition, as of September 30, 2018, the Company had invested $13.2 million in deferred leasing costs related to these development buildings.
As of September 30, 2018, the Company was committed to $15.3 million in improvements on certain buildings and land parcels.
As of September 30, 2018, the Company was committed to $53.4 million in future land acquisitions. The Company expects to complete these purchases during the years ending December 31, 2018 and 2019.
As of September 30, 2018, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $17.1 million.
The Company is currently developing three properties for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $255.3 million.
As of September 30, 2018, the Company was also committed to approximately $172.9 million in costs related to its agreement to develop, on a fee basis, an office building for American Water Works and related infrastructure improvements in Camden, New Jersey. As of September 30, 2018, $151.5 million of these costs had been incurred.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Note 15: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	2018	2017
Write-off of fully depreciated/amortized property and deferred costs - properties included in continuing operations	$18,507	$17,672
Write-off of fully depreciated/amortized property and deferred costs - properties included in discontinued operations	$479	$8,937
Write-off of depreciated property and deferred costs due to sale/demolition - properties included in continuing operations	$20,273	$13,127
Write-off of depreciated property and deferred costs due to sale - properties included in discontinued operations	$99,072	$—
Changes in accrued development capital expenditures - properties included in continuing operations	$9,636	$17,744
Changes in accrued development capital expenditures - properties included in discontinued operations	$(1,903)	$511
Unrealized gain on cash flow hedge	$493	$366
Capitalized equity-based compensation	$727	$877
Redemption of noncontrolling interests - common units	$—	$27

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

The following is a reconciliation of the Company's cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	2018	2017
Cash and cash equivalents at beginning of period	$11,882	$43,642
Restricted cash at beginning of period	13,803	12,383
Cash and cash equivalents and restricted cash at beginning of period	$25,685	$56,025

Cash and cash equivalents at end of period	$17,770	$47,666
Restricted cash at end of period	13,371	16,824
Cash and cash equivalents and restricted cash at end of period	$31,141	$64,490

Restricted cash includes tenant security deposits and escrow funds that the Company maintains pursuant to certain mortgage loans. Restricted cash also includes the undistributed proceeds from the sale of land in Kent County, United Kingdom.
Note 16: Subsequent Events
On October 1, 2018 the Company purchased seven industrial properties totaling 1.1 million square feet in the Company's United Kingdom reportable segment for $144.7 million. This purchase was financed from borrowings on the Company's credit facility as of September 30, 2018, which were held on deposit pending closing and recorded as prepaid expenses and other assets on the accompanying consolidated balance sheet as of September 30, 2018.

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
The Company owns and operates industrial properties nationally and currently owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom.

As of September 30, 2018 the Company owned the following "Properties in Operation" (square feet in thousands):

	Number of Operating Industrial Properties	Number of Operating Office Properties	Total Number of Properties	Total Square Feet
"Wholly Owned Properties in Operation"	467	28	495	88,948
"JV Properties in Operation" (at 100%)	47	18	65	14,551
"Properties in Operation"	514	46	560	103,499

As of September 30, 2018 the Company owned the following "Properties under Development" and "Properties held for Redevelopment/Value-Added" (square feet upon completion in thousands):

	Number of Properties	Total Square Feet		Acres of Developable Land
"Wholly Owned Properties under Development"	27	8,232		1,380
"JV Properties under Development" (at 100%)	3	437	(1)	339
"Properties under Development"	30	8,669		1,719

"Wholly Owned Properties held for Redevelopment/Value-Added"	9	1,136		—
"JV Properties held for Redevelopment/Value-Added" (at 100%)	1	48		—
"Properties held for Redevelopment/Value-Added"	10	1,184		—

(1) Including a 217-room hotel, which is excluded from square footage total.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while maximizing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company updated its strategy with respect to product and market selection to favor industrial properties and markets with strong demographic and economic fundamentals. The Company has decided to exit all of its remaining office properties and to substantially reinvest the proceeds from the sales of these properties in new industrial development and, to a lesser extent, in acquisitions in targeted industrial markets. The Company anticipates substantially divesting of its remaining suburban office assets by the end of 2018, and its remaining metro-office properties over the next few years. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to office properties. The Company believes that this strategy has resulted in an improvement in the average quality and geographic location of the Company’s properties. The Company believes that the benefits of the strategy will greatly outweigh the short-term reduction in net cash from operating activities that has resulted from the disposition of its office assets. There can be no assurance, however, that the benefits of the Company's strategy will be realized.
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the nine months ended September 30, 2018, GAAP rents on retained and replacement leases were on average 15.6% higher than rents on expiring leases. During the nine months ended September 30, 2018, the Company leased 17.5 million square feet and, as of that date, attained occupancy of 96.3% for the Wholly Owned Properties in Operation and 98.0% for the JV Properties in Operation for a combined occupancy of 96.6% for the Properties in Operation. At December 31, 2017, occupancy for the Wholly Owned Properties in Operation was 97.0% and for the JV Properties in Operation was 96.5% for a combined occupancy for the Properties in Operation of 96.9%. During the third quarter of 2018, the Sears Holdings Corporation filed for reorganization under Chapter 11 of the federal bankruptcy laws. If the Company's leases are rejected it could have a negative impact on operating results. This tenant represents 0.8% of square feet of the Company's Properties in Operation and 0.7% of Net Rent (see Properties in Operation below for definition of Net Rent).
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
Wholly Owned Capital Activity
Acquisitions
During the three months ended September 30, 2018, the Company acquired three properties for an aggregate purchase price of $101.1 million. These properties, which collectively contain 1.3 million square feet of leaseable space, were 16.6% occupied as of September 30, 2018. During the nine months ended September 30, 2018, the Company acquired seven properties for an aggregate purchase price of $289.5 million. These properties, which collectively contain 2.5 million square feet of leaseable space, were 48.9% occupied as of September 30, 2018. During the three months ended September 30, 2018, one of the purchased properties described above was under development when acquired and contains 900,000 square feet of leaseable space. One of the purchased properties described above was a Value-Added Property (as defined below) when acquired and contains 348,000 square feet of leasable space. During the nine months ended September 30, 2018, (i) two of the purchased properties described were under development when acquired and contain 1.1 million square feet of leaseable space and (ii) two of the purchased properties were Value-Added Properties when acquired and contain 774,000 square feet of leasable space.
During the three months ended September 30, 2018, the Company acquired four parcels of land collectively containing 38.4 acres of land for an aggregate purchase price of $49.6 million. During the nine months ended September 30, 2018, the Company acquired ten parcels of land collectively containing 250.8 acres of land for an aggregate purchase price of $132.6 million.
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
Dispositions
During the three months ended September 30, 2018, the Company realized proceeds of $255.0 million from the sale of five properties totaling 806,000 square feet. During the nine months ended September 30, 2018, the Company realized proceeds of $576.3 million from the sale of 30 properties totaling 2.5 million square feet.
During the three months ended September 30, 2018, the Company realized proceeds of $9.7 million from the sale of 65.8 acres of land. During the nine months ended September 30, 2018, the Company realized proceeds of $12.9 million from the sale of 78.7 acres of land.
Development
During the three months ended September 30, 2018, the Company brought into service three Wholly Owned Properties under Development representing 803,000 square feet and a Total Investment of $52.8 million. During the three months ended September 30, 2018, the Company initiated eight Wholly Owned Properties under Development with a projected Total Investment of $179.0 million.
During the nine months ended September 30, 2018, the Company brought into service 11 Wholly Owned Properties under Development representing 3.0 million square feet and a Total Investment of $301.2 million. During the nine months ended September 30, 2018, the Company initiated 16 Wholly Owned Properties under Development with a projected Total Investment of $397.2 million.
As of September 30, 2018, the Company had 27 Wholly Owned Properties under Development with a projected Total Investment of $698.8 million. These Wholly Owned Properties under Development were 43.0% pre-leased as of September 30, 2018.
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
Acquisitions/Dispositions
None of the unconsolidated joint ventures in which the Company holds an interest sold or acquired any operating properties or land parcels during the three and nine months ended September 30, 2018. Consistent with the Company's strategy, from time to time the Company may consider transferring assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development
As of September 30, 2018, unconsolidated joint ventures in which the Company holds an interest had two JV Properties under Development (exclusive of the 18th & Arch Hotel, which is more specifically discussed below) which are expected to comprise, upon completion, 437,000 square feet and are expected to represent a Total Investment by the joint ventures of $31.5 million. These JV Properties under Development were 69.3% percent pre-leased as of September 30, 2018. There were no development starts during the three months ended September 30, 2018 by an unconsolidated joint venture in which the Company holds an interest. During the nine months ended September 30, 2018, an unconsolidated joint venture in which the Company holds an interest initiated a JV Property under Development with a projected Total Investment of $10.3 million.
In addition, joint ventures in which the Company held an interest continued the development of the Comcast Technology Center (the “Project”). During the nine months ended September 30, 2018, 250,000 square feet of office space representing a Total Investment of $138.3 million with respect to that portion of the project was brought into service. The office portion of the Project is now substantially complete. The 217-room Four Seasons hotel representing an aggregate Total Investment by the Hotel joint venture of $223.8 million when completed continued to be developed by the Hotel joint venture as of September 30, 2018.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third-party contractor (the “GMP Contracts”) to construct the Project. The Company has been notified by its third-party contractor that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts (as that guaranteed maximum price has been adjusted pursuant to change orders accepted to date). The Company intends to vigorously pursue all remedies to recover from the third-party contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations. However, based upon information we have received from the third-party contractor, the Company has determined that it is probable that the Company may be required to initially fund cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures.The Company has accrued such amounts as additional development service fee expense in its consolidated statements of comprehensive income for the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company had accrued $67.3 million and $5.6 million, respectively, relating to the above-described development cost guarantees which are included in other liabilities in the accompanying consolidated balance sheets.
There can be no assurances that amounts incurred, including as a result of claims that have been or may be asserted by the third-party contractor, will not exceed these estimates. The Company is not able to reasonably estimate the amount of additional expenses, if any, that it may incur as a result of claims that have been or may be asserted by the third-party contractor. If the Company were to incur additional expenses in connection with its development cost guarantee, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company’s results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, such recoveries would be recorded when and if realized in future periods.

Properties in Operation
The composition of the Company’s Properties in Operation as of September 30, 2018 and 2017 was as follows (square feet in thousands):

	Net Rent Per Square Foot(1)		GAAP Rent and Operating Expense Reimbursement Per Square Foot(2)		Total Square Feet Occupied		Percent Occupied
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Wholly Owned Properties in Operation:
Industrial	$5.22	$5.11	$6.98	$6.75	83,272	79,729	96.3%	96.6%
Office	$20.44	$18.87	$26.99	$27.24	2,392	4,012	96.6%	89.6%
	$5.65	$5.77	$7.53	$7.74	85,664	83,741	96.3%	96.2%
JV Properties in Operation: (3)
Industrial	$4.33	$4.55	$6.20	$6.11	10,836	10,200	98.3%	93.9%
Office	$35.84	$33.35	$49.43	$45.66	3,429	2,063	97.1%	94.0%
	$11.91	$9.40	$16.59	$12.76	14,265	12,263	98.0%	93.9%
Properties in Operation:
Industrial	$5.12	$5.05	$6.89	$6.68	94,108	89,929	96.5%	96.3%
Office	$29.51	$23.79	$40.21	$33.50	5,821	6,075	96.9%	91.0%
	$6.54	$6.23	$8.83	$8.38	99,929	96,004	96.6%	95.9%

(1) Net rent represents the cash rent per square foot at September 30, 2018 or 2017 for tenants in occupancy. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at September 30, 2018 or 2017 its rent would equal zero for the purposes of this metric.
(2) GAAP rent and operating expense reimbursement represents the GAAP rent including operating expense recoveries per square foot at September 30, 2018 or 2017 for tenants in occupancy.
(3) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 65 and 63 properties as of September 30, 2018 and 2017, respectively.

The table below details the vacancy activity during the nine months ended September 30, 2018:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2018	2,602,056	501,544	3,103,600
Completed development vacant space	2,962,824	249,784	3,212,608
Disposition vacant space	(147,596)	—	(147,596)
Expirations	12,015,747	2,289,494	14,305,241
Property structural changes/other	(6,677)	1,609	(5,068)
Leasing activity	(14,141,858)	(2,756,206)	(16,898,064)
Vacancy at September 30, 2018	3,284,496	286,225	3,570,721

Capital expenditures - turnover costs per square foot (1)	$2.54	$2.94	$2.62
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment charges - real estate assets, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the nine months ended September 30, 2018, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2018 with the results of operations of the Company for the three and nine months ended September 30, 2017. As a result of the varying levels of development, acquisition and disposition activities the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Industrial Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2018 to Three and Nine Months Ended September 30, 2017
Rental Revenue
Rental revenue was $120.8 million for the three months ended September 30, 2018 compared to $113.9 million for the same period in 2017. This increase of $6.9 million was primarily due to increased rental revenue related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since July 1, 2017.
Rental revenue was $357.2 million for the nine months ended September 30, 2018 compared to $333.9 million for the same period in 2017. This increase of $23.3 million was primarily due to increased rental revenue related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since January 1, 2017.
Operating Expense Reimbursement
Operating expense reimbursement was $37.5 million for the three months ended September 30, 2018 compared to $33.5 million for the same period in 2017. This increase of $4.0 million was primarily due to increased reimbursements associated with increases in real estate taxes as well as increases related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since July 1, 2017.
Operating expense reimbursement was $110.7 million for the nine months ended September 30, 2018 compared to $100.2 million for the same period in 2017. This increase of $10.5 million was primarily due to increased reimbursements associated with increases in rental property expense and real estate taxes as well as increases related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since January 1, 2017.

Rental Property Expense
Rental property expense was $14.5 million for the three months ended September 30, 2018 compared to $14.8 million for the same period in 2017. This decrease of $0.3 million was primarily due to a decrease in insurance expense.
Rental property expense was $44.0 million for the nine months ended September 30, 2018 compared to $42.9 million for the same period in 2017. This increase of $1.1 million was primarily due to an increase in snow removal costs.
Real Estate Taxes
Real estate taxes were $23.2 million for the three months ended September 30, 2018 compared to $20.4 million for the same period in 2017. This increase of $2.8 million was primarily due to real estate taxes associated with acquisitions properties and higher real estate tax assessments for the Company's Industrial Same Store properties.
Real estate taxes were $67.5 million for the nine months ended September 30, 2018 compared to $61.3 million for the same period in 2017. This increase of $6.2 million was primarily due to real estate taxes associated with acquisitions properties and higher real estate tax assessments for the Company's Industrial Same Store properties.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of SNOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to SNOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Nine Months Ended		Percentage Increase (Decrease)
	September 30,				September 30,
	2018	2017			2018	2017
Carolinas/Richmond	$14,254	$13,621	4.6%	(1)	$42,572	$39,698	7.2%	(1)
Chicago/Minneapolis	10,292	9,554	7.7%	(2)	30,417	28,913	5.2%	(2)
Florida	11,148	10,176	9.6%	(1)	32,734	29,686	10.3%	(1)
Houston	9,514	8,701	9.3%	(3)	28,225	23,263	21.3%	(3)
Lehigh/Central PA	29,182	29,995	(2.7%)	(7)	85,297	88,656	(3.8%)	(7)
Philadelphia	8,678	8,743	(0.7%)	(4)	27,398	25,987	5.4%	(5)
Southeastern PA	5,316	9,246	(42.5%)	(4)	16,721	25,866	(35.4%)	(4)
United Kingdom	1,873	1,781	5.2%	(6)	5,879	5,288	11.2%	(6)
Other	30,000	21,901	37.0%	(1)	85,082	64,089	32.8%	(1)
Total SNOI	$120,257	$113,718	5.8%		$354,325	$331,446	6.9%

(1)	The increase was primarily due to an increase in rental rates, occupancy and average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in occupancy.

(3)	The increase was primarily due to an increase in occupancy and an increase in rental rates.

(4)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(5)	The increase was primarily due to increases in other income.

(6)	The increase was primarily due to an increase in rental rates, average gross investment in operating real estate and in the foreign exchange rate.

(7)	The decrease was primarily due to a decrease in occupancy

Industrial Same Store
Property level operating income, exclusive of termination fees, for the Industrial Same Store properties is identified in the table below.
The Industrial Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average occupancy %	96.8%	96.7%	97.0%	96.5%
Average rental rate - cash basis (1)	$5.19	$5.01	$5.15	$4.92
Average rental rate - GAAP rent and operating expense reimbursement (2)	$6.87	$6.63	$6.83	$6.58

(1)
Represents the average cash rent per square foot for the three and nine months ended September 30, 2018 or 2017 for tenants in occupancy in the Industrial Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average GAAP rent including operating expense recoveries per square foot for the three and nine months ended September 30, 2018 or 2017 for tenants in occupancy in the Industrial Same Store properties.

Management generally considers the performance of the Industrial Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Industrial Same Store property level operating income and Industrial Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Industrial Same Store properties include industrial operating properties that had reached stabilization as of January 1, 2017 (i.e., properties owned and stabilized in both the current and prior year), and exclude industrial properties held for redevelopment or that had been sold as of the end of the current quarter. As of September 30, 2018, there were 432 Industrial Same Store properties totaling 78.4 million square feet.
Set forth below is a schedule comparing the property level operating income, on a GAAP basis and on a cash basis, for the Industrial Same Store properties for the three and nine months ended September 30, 2018 and 2017. Industrial Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Industrial Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), U.S. GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Industrial Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Reconciliation of non-GAAP financial measure – Industrial Same Store:
Net income	$154,071	$61,159	$318,686	$158,221
Discontinued operations (1)	(103,971)	(3,125)	(209,945)	(17,942)
Equity in earnings of unconsolidated joint ventures	(6,766)	(4,305)	(20,958)	(14,026)
Income taxes	472	582	1,967	1,528
Gain on property dispositions	(2,002)	(23,840)	(54,705)	(30,542)
Interest expense	23,274	21,448	66,582	62,409
Interest and other income	(3,433)	(1,734)	(8,568)	(5,487)
Impairment charges - real estate assets	—	3,936	26,000	3,936
Development service fee expense	12,924	23,665	120,799	52,497
Depreciation and amortization expense	43,375	41,754	127,280	123,924
Systems implementation expense	1,177	142	3,352	157
Expensed pursuit costs	1,292	4,772	1,675	4,957
General and administrative expense	13,121	11,873	43,406	44,069
Development service fee income	(12,956)	(24,176)	(59,132)	(53,920)
Termination fees	(115)	(1,486)	(2,141)	(3,377)
Non-same store properties NOI	(19,211)	(13,085)	(51,793)	(36,188)
Industrial Same store property level operating income	101,252	97,580	302,505	290,216
Less straight line rent adjustment	1,380	1,641	6,450	9,445
Industrial Same store cash basis property level operating income	$99,872	$95,939	$296,055	$280,771

Industrial Same Store:
Rental revenue	$100,745	$98,130	$301,455	$290,770
Operating expenses:
Rental property expense	12,476	12,639	38,030	37,138
Real estate taxes	18,687	17,667	55,475	52,859
Operating expense recovery	(31,670)	(29,756)	(94,555)	(89,443)
Unrecovered operating expenses	(507)	550	(1,050)	554
Industrial Same Store property level operating income	101,252	97,580	302,505	290,216
Less straight line rent adjustment	1,380	1,641	6,450	9,445
Industrial Same Store cash basis property level operating income	$99,872	$95,939	$296,055	$280,771
(1) Includes termination fee expense of $14,000 and termination fee income of $86,000 for the three and nine months ended September 30, 2017, respectively, and termination fee income of $7,000 for the nine months ended September 30, 2018.
Development Service Fee Income and Expense
Development Service fee activity decreased to an aggregate net profit of $32,000 for the three months ended September 30, 2018 compared to an aggregate net profit of $0.5 million for the three months ended September 30, 2017 and decreased to an aggregate net loss of $61.7 million for the nine months ended September 30, 2018 compared to an aggregate net profit of $1.4 million for the nine months ended September 30, 2017. These decreases were primarily due to additional expenses the Company accrued in 2018 in its Philadelphia reportable segment. See Note 1 and Note 12 to the Company's financial statements.

General and Administrative
General and administrative expenses increased to $13.1 million for the three months ended September 30, 2018 compared to $11.9 million for the three months ended September 30, 2017 and decreased to $43.4 million for the nine months ended September 30, 2018 compared to $44.1 million for the nine months ended September 30, 2017. The increase between the three-month periods was primarily due to an increase in severance costs in 2018 and the recovery of legal costs in 2017 that was not repeated in 2018. The decrease between the nine-month periods was primarily due to decreases in incentive compensation expense and legal expense incurred in 2018 but were partially offset by an increase in severance costs associated with a reduction in headcount in connection with real estate sales in 2018.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Expensed Pursuit Costs
Expensed pursuit costs decreased to $1.3 million for the three months ended September 30, 2018 compared to $4.8 million for the three months ended September 30, 2017 and decreased to $1.7 million for the nine months ended September 30, 2018 compared to $5.0 million for the nine months ended September 30, 2017. These decreases were primarily due to the level of charges for costs of land acquisitions and other pursuits that were terminated.
Systems Implementation Expense
Systems implementation expense increased to $1.2 million for the three months ended September 30, 2018 compared to $142,000 for the three months ended September 30, 2017 and increased to $3.4 million for the nine months ended September 30, 2018 compared to $157,000 for the nine months ended September 30, 2017. The Company is recognizing expense associated with the implementation of new financial and operating systems.
Depreciation and Amortization
Depreciation and amortization increased to $43.4 million for the three months ended September 30, 2018 from $41.8 million for the three months ended September 30, 2017 and increased to $127.3 million for the nine months ended September 30, 2018 compared to $123.9 million for the nine months ended September 30, 2017. These increases were primarily due to increased depreciation and amortization related to acquisitions and completed development since January 1, 2017.
Interest Expense
Interest expense increased to $23.3 million for the three months ended September 30, 2018 from $21.4 million for the three months ended September 30, 2017 and increased to $66.6 million for the nine months ended September 30, 2018 from $62.4 million for the nine months ended September 30, 2017. These increases were primarily due to an increase in average debt outstanding, which increased to $3,039.7 million for the three months ended September 30, 2018 compared to $2,796.7 million for the three months ended September 30, 2017 and increased to $2,951.4 million for the nine months ended September 30, 2018 compared to $2,714.5 million for the nine months ended September 30, 2017. These increases were partially offset by decreases in the weighted average interest rate to 3.8% for the three months ended September 30, 2018 compared to 3.9% for the three months ended September 30, 2017 and, for the nine months ended September 30, 2018, to 3.8% as compared to 3.9% for the same period in 2017. Current year amounts were also affected by an increase in capitalization of interest, which increased by $0.6 million and $1.6 million, respectively, in the three and nine month periods ended September 30, 2018 as compared to the three and nine month periods ended September 30, 2017.
Impairment charges - real estate assets
The Company recognized $26.0 million in impairment charges for the nine months ended September 30, 2018 related to land in its Philadelphia reportable segment, as compared to $3.9 million for the three and nine months ended September 30, 2017 related to land in its Houston reportable segment. There were no such charges for the three months ended September 30, 2018. See Note 7 to the Company's financial statements.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $6.8 million for the three months ended September 30, 2018 compared to $4.3 million for the three months ended September 30, 2017 and increased to $21.0 million for the nine months ended September 30, 2018 compared to $14.0 million for the nine months ended September 30, 2017. These increases were primarily due to the Company's share of results from operations for a completed development building in an unconsolidated joint venture in which the Company holds an interest which was brought into service in January 2018. Additionally, the Company and its partner repaid third party joint venture debt resulting in a decrease in interest expense for another joint venture. See Note 12 to the Company's financial statements.
Other
Gain on property dispositions decreased to $2.0 million for the three months ended September 30, 2018 compared to $23.8 million for the three months ended September 30, 2017 and increased to $54.7 million for the nine months ended September 30, 2018 compared to $30.5 million for the nine months ended September 30, 2017. This change resulted from the volume and composition of sales included in continuing operations in 2018 as compared to 2017.
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$14,013	$22,066	$45,511	$64,184
Operating expenses	(3,239)	(6,834)	(11,099)	(21,783)
Depreciation and amortization	(295)	(4,828)	(4,444)	(13,907)
Impairment charges - real estate assets	—	(5,714)	—	(5,714)
Interest and other income	10	47	37	98
Interest expense	(1,396)	(1,612)	(4,749)	(4,936)
Income from discontinued operations before gain on property dispositions	9,093	3,125	25,256	17,942
Gain on property dispositions	94,878	—	184,689	—
Income from discontinued operations	$103,971	$3,125	$209,945	$17,942

Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. To the extent that a property is sold, or completed and stabilized, during a period, it will only impact the results of such period prior to being sold or completed and stabilized, as the case may be. There were five properties classified as discontinued operations and sold during the three months ended September 30, 2018 and 28 properties were classified as discontinued operations and sold during the nine months ended September 30, 2018.
As a result of the foregoing, the Company’s net income increased to $154.1 million for the three months ended September 30, 2018 from $61.2 million for the three months ended September 30, 2017 and increased to $318.7 million for the nine months ended September 30, 2018 from $158.2 million for the nine months ended September 30, 2017.
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

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are related to the Company's Credit Facilities (defined below). As of September 30, 2018, the Company was in compliance with all financial covenants.
Activity
As of September 30, 2018, the Company had cash and cash equivalents of $31.1 million, including $13.4 million in restricted cash.
Net cash provided by operating activities increased to $296.4 million for the nine months ended September 30, 2018 from $264.9 million for the nine months ended September 30, 2017. This $31.5 million increase was primarily due to net cash received on contractual receivables due from home builders relating to land sales in the UK. See Note 1 to the Company's financial statements. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures - property improvements and turnover costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities decreased to $285.6 million for the nine months ended September 30, 2018 from $357.1 million for the nine months ended September 30, 2017. This $71.5 million change was primarily due to net acquisition and disposition activity for the comparative periods. On October 1, 2018 the Company purchased seven industrial properties totaling 1.1 million square feet in the Company's United Kingdom reportable segment for $144.7 million. This purchase was financed from borrowings on the Company's credit facility as of September 30, 2018, which were held on deposit pending closing and recorded as prepaid expenses and other assets on the accompanying consolidated balance sheet as of September 30, 2018. This activity along with the initial refundable deposits for the purchase was reflected within Investing Activities on the Statement of Cash Flows in Escrow deposit.
Net cash (used in) provided by financing activities changed to net cash used of $1.8 million for the nine months ended September 30, 2018 from net cash provided of $98.4 million for the nine months ended September 30, 2017. This $100.2 million change was primarily due to debt activity associated with the investment activity during the respective periods. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.
In October 2017, the Company replaced its existing $800 million credit facility, which was set to mature in March 2018, with a new $900 million unsecured credit facility. The new facility (the "Credit Facility") includes a revolving credit facility for borrowings up to $800 million and a delayed draw term loan facility (the "DDTL") aggregating up to $100 million. It matures in October 2021 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the new facility bear interest at LIBOR plus 87.5 basis points for revolving loans and 95 basis points for delayed draw term loans. There is also a 15 basis point annual facility fee on the aggregate loan commitments of the revolving credit facility. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the revolving credit facility. As of September 30, 2018, the Company had $469.9 million in outstanding borrowings and $5.8 million of letters of credit issued under the Credit Facility, and $100.0 million in outstanding borrowings under the DDTL.

In October 2017, the Company also entered into a new $30 million unsecured working capital revolving credit facility ("WCL", together the "Credit Facilities") on terms substantially consistent with the Credit Facility discussed above. As of September 30, 2018, the Company had $8.7 million in outstanding borrowings under the WCL.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2018, the Company’s debt to gross assets ratio was 39.4% and for the nine months ended September 30, 2018, the fixed charge coverage ratio was 3.4x (including the impact of $60 million of development fee expenses accrued during the nine months ended September 30, 2018 - see Note 12 in the financial statements). Debt to gross assets equals total long-term debt and borrowings under the Credit Facilities divided by total assets plus accumulated depreciation (including accumulated depreciation in properties held for sale). The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments) all inclusive of operations included in discontinued operations.
As of September 30, 2018, $230.2 million in mortgage loans (including $67.4 million fixed via a swap arrangement - see Note 13 to the Company's financial statements) and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 4.0%. The interest rates on $2.5 billion of mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 3.0% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.0 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facilities and the related weighted average interest rates as of September 30, 2018 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facilities	Total	Rate
2018 (remaining)	$1,605	$—	$—	$—	$1,605	4.3%
2019	6,504	50,043	—	—	56,547	4.0%
2020	3,539	67,361	350,000	—	420,900	4.7%
2021	2,504	65,009	—	569,909	637,422	2.9%
2022	2,172	—	400,000	—	402,172	4.1%
2023	2,281	—	300,000	—	302,281	3.4%
2024	2,395	—	450,000	—	452,395	4.4%
2025	2,503	—	400,000	—	402,503	3.8%
2026	2,494	1,946	400,000	—	404,440	3.3%
2027 and thereafter	19,800	—	—	—	19,800	4.8%
Subtotal	45,797	184,359	2,300,000	569,909	3,100,065	3.8%
Reconciling items (1)	3,526	—	(14,435)	—	(10,909)
Total for consolidated balance sheet	$49,323	$184,359	$2,285,565	$569,909	$3,089,156

(1)	Includes deferred financing costs, premium/discount and market adjustments.

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
The Company's latest quarterly dividend (paid in October 2018) was $0.40 per share ($1.60 per share annualized). Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
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

A reconciliation of net income available to common shareholders to NAREIT Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$150,143	$59,539	$309,938	$153,982
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,193	2,577	9,631	7,197
Depreciation and amortization	43,112	46,195	130,284	136,616
Gain on property dispositions / impairment - depreciable real estate assets continuing operations	(17)	(16,205)	(51,227)	(19,120)
(Gain) loss on property dispositions / impairment - depreciable real estate assets discontinued operations	(94,878)	5,714	(184,689)	5,714
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - depreciable real estate assets	1,131	(896)	2,234	(3,051)
NAREIT Funds from operations available to common shareholders – basic	$102,684	$96,924	$216,171	$281,338
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment charges - depreciable real estate assets	(1,131)	896	(2,234)	3,051
Noncontrolling interest less preferred unit distributions	3,578	1,427	7,384	3,690
NAREIT Funds from operations available to common shareholders – diluted	$105,131	$99,247	$221,321	$288,079
Basic NAREIT Funds from operations available to common shareholders per weighted average share	$0.70	$0.66	$1.47	$1.92
Diluted NAREIT Funds from operations available to common shareholders per weighted average share	$0.69	$0.66	$1.46	$1.91
Reconciliation of weighted average shares:
Weighted average common shares	147,324	146,811	147,241	146,678
Dilutive shares for long term compensation plans	947	785	919	752
Diluted shares for net income	148,271	147,596	148,160	147,430
Weighted average common units	3,520	3,528	3,520	3,528
Diluted shares for NAREIT Funds from operations	151,791	151,124	151,680	150,958

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2018.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 2, 2018
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	November 2, 2018
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	November 2, 2018
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	November 2, 2018
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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