Form 10-K
period 2018-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2019-02-27
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file numbers:	1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)

LIBERTY PROPERTY TRUST

LIBERTY PROPERTY LIMITED PARTNERSHIP
(Exact Names of Registrants as Specified in Their Governing Documents)

MARYLAND (Liberty Property Trust)	23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)	23-2766549

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

650 East Swedesford Road, Ste 400
Wayne, Pennsylvania	19087

(Address of Principal Executive Offices)	(Zip Code)
Registrants' Telephone Number, including Area Code (610) 648-1700
Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common Shares of Beneficial Interest,
$0.001 par value
(Liberty Property Trust)	New York Stock Exchange
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.) ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). (Check one):

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
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $6.5 billion, based upon the closing price of $44.33 on the New York Stock Exchange composite tape on June 30, 2018. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an "affiliate" for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 19, 2019: 147,952,588
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in May 2019 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2018 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2018. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

----------
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions and dispositions, future capital expenditures, financing sources and availability, litigation and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the continued repositioning of the Company's portfolio, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, risks related to properties developed by the Company on a fee basis, risks associated with tax abatement, tax credit programs, or other government incentives, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a real estate investment trust (“REIT”), risks relating to cyber security and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation and the potential adverse impact of market interest rates on the market price for the Company's securities. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

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
As of December 31, 2018 the Company owned the following "Properties in Operation" (square feet in thousands):

	Number of Operating Industrial Properties	Number of Operating Office Properties	Total Number of Properties	Total Square Feet
"Wholly Owned Properties in Operation"	480	22	502	91,248
"JV Properties in Operation" (at 100%)	48	18	66	14,853
"Properties in Operation"	528	40	568	106,101

As of December 31, 2018 the Company owned the following "Properties under Development" and "Properties held for Redevelopment/Value-Added" (square feet upon completion in thousands):

	Number of Properties	Total Square Feet
"Wholly Owned Properties under Development"	29	8,195
"JV Properties under Development" (at 100%)	2	134	(1)
"Properties under Development"	31	8,329

"Wholly Owned Properties held for Redevelopment/Value-Added"	7	868
"JV Properties held for Redevelopment/Value-Added" (at 100%)	1	48
"Properties held for Redevelopment/Value-Added"	8	916

(1) Including a 217-room hotel, which is excluded from square footage total.
The Company also owned 1,283 acres of developable land and through unconsolidated joint ventures 339 acres of developable land substantially all of which is zoned for commercial use.
The Properties in Operation, collectively with the Properties under Development and Properties held for Redevelopment/Value-Added are referred to as, the "Properties".

As previously reported, and as further summarized below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company undertook several significant transactions in recent years consistent with its strategy to divest its remaining office Properties (other than its headquarters) and focus its efforts and capital solely on its industrial platform, which favors industrial properties and markets with strong demographic and economic fundamentals. In furtherance of this strategy, the Company has substantially divested of its suburban office Properties, and expects to divest its remaining metro-office Properties over the next few years. The Company plans to reinvest the proceeds of these divestments in acquisitions in targeted industrial markets and new development.

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

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2018. The common units of limited partnership interest in the Operating Partnership (the "Common Units"), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the "Common Shares"). As of December 31, 2018, the Common Units held by the limited partners were exchangeable for 3.5 million Common Shares. The ownership of the holders of Common Units is reflected on the Trust's financial statements as “noncontrolling interest- operating partnership” as a component of total equity. The ownership of the holders of Common Units not owned by the Trust is reflected on the Operating Partnership's financial statements as “limited partners' equity” as a component of total owners' equity.
In addition to this Annual Report on Form 10-K, the Company files with or furnishes to the SEC periodic and current reports, proxy statements and other information. The Company makes these documents available on its website, www.libertyproperty.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Any document the Company files with or furnishes to the SEC may be accessed on the SEC's website, http://www.sec.gov.
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
Management and Employees
As of February 8, 2019, the Company had 271 employees. The Company maintains an in-house leasing and property management staff which the Company believes enables it to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. In certain circumstances the Company also engages and directs the activities of third party property managers and leasing agents.
Segments and Markets
At December 31, 2018, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:
•Carolinas/Richmond;
•Chicago/Minneapolis;
•Florida;
•Houston;
•Lehigh/Central PA;
•Philadelphia;
•Southeastern PA;
•Southern California; and
•United Kingdom.
Certain other segments are aggregated into an "Other" category which includes the reportable segments: Arizona; Atlanta; Cincinnati/Columbus/Indianapolis; Dallas; DC Metro; and New Jersey.
Business Objective and Strategies for Growth
The Company's business objective is to maximize long-term profitability for its shareholders by operating as a leader in commercial real estate through the ownership, management, development and acquisition of superior industrial properties. The Company intends to achieve this objective by owning and operating industrial properties in the United States nationally, as well as in the United Kingdom. Additionally, to achieve this objective, the Company intends to divest its remaining office properties (other than its headquarters). The Company believes that pursuing this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, access to capital and the ability to attract and retain personnel. The Company also strives to provide an exceptional and positive tenant experience. The Company is committed to developing and owning high-performing sustainable buildings and operating an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products

The Company strives to be a high quality provider of industrial properties and favors markets with strong demographic and economic fundamentals. In addition, the Company has also developed properties on a fee basis for unrelated third parties or unconsolidated joint ventures in which the Company has an interest. However, the Company believes that any new such projects will be focused on industrial and will be more limited in scope and scale going forward.
Markets
The Company owns and operates industrial properties in the United States nationally, as well as in the United Kingdom. Generally, the Company seeks to have a presence in each market sufficient for the Company to compete effectively in that market. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of current and new markets and market conditions.
Organizational Plan
The Company seeks to maintain a management organization that facilitates efficient execution of the Company's strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly effective real estate company through recruiting, training and retaining capable people. The structure is designed to support a local and regional platform operating within a value-added corporate structure. The Company seeks to provide management and all employees with technology tools to enhance competitive advantage and more effectively execute on strategic and operational goals.
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
The Company's efforts have included research, development, and deployment of sustainable building strategies and technologies, tenant outreach and education, and LEED accreditation for its development, property management and leasing staff.
The Company has utilized the U.S. Green Building Council's LEED rating system and the U.S. Department of Energy's ENERGY STAR system to drive energy efficiency and sustainable construction across its buildings and operations. As of December 31, 2018, either directly or through equity interests in unconsolidated joint ventures, the Company owns or has under construction 97 LEED buildings and has one building in the United Kingdom constructed under the international BREEAM standards. The Company has 9 ENERGY STAR-certified buildings and pursues energy and water efficient performance in the Properties in Operation. It is the Company's intention to obtain LEED or UK equivalent accreditation for all of its development properties.

External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.
Wholly Owned Properties
Development
The Company's development investment strategy focuses primarily on the development of high-quality industrial properties within its existing markets. When the Company's marketing efforts identify opportunities, the Company will consider pursuing such opportunities outside of the Company's established markets. The Company and its Predecessor have developed over 90 million square feet of commercial real estate during the past 46 years. The Company's development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% pre-leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds projects for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2018, the Company brought into service 16 wholly owned inventory projects totaling 4.7 million square feet and representing an aggregate Total Investment of $434.7 million. As of December 31, 2018, these completed development properties were 81.1% leased.
As of December 31, 2018, the Company had 29 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 8.2 million square feet and are expected to represent a Total Investment of $735.0 million. These Wholly Owned Properties under Development were 36.3% pre-leased as of December 31, 2018. The scheduled deliveries of the 8.2 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

		PERCENT PRE-LEASED	TOTAL
SCHEDULED IN-SERVICE DATE	SQUARE FEET	DECEMBER 31, 2018	INVESTMENT
1st Quarter, 2019	674	84.6%	$66,236
2nd Quarter, 2019	1,600	78.5%	139,106
3rd Quarter, 2019	1,938	33.9%	130,175
4th Quarter, 2019	466	7.4%	53,697
1st Quarter, 2020	831	43.5%	77,174
2nd Quarter, 2020	1,083	8.8%	99,601
3rd Quarter, 2020	455	—%	45,263
4th Quarter, 2020	1,148	—%	123,708
TOTAL	8,195	36.3%	$734,960

“Total Investment” for a Property Under Development is defined as the sum of the land costs and the costs of land improvements, building and building improvements, lease transaction costs, and where appropriate, other development costs and carrying costs.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land provides a competitive advantage for future development activities. As of December 31, 2018, the Company owned 1,283 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its land holdings would support, as and when developed, approximately 15.2 million square feet. The Company's investment in land held for development as of December 31, 2018 was $296.2 million.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England. The Company is also the development and project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of serviced residential land development parcels to house builders. The Kings Hill project originally had planning consent and available land for approximately 1.35 million square feet gross of commercial space of which approximately 1.0 million square feet gross has been built as of December 31, 2018. During 2015, the Company obtained outline planning consent to re-zone some of the remaining commercial development land for a further 635 homes at Kings Hill, taking the total consent to 3,486 homes of which 2,884 had been sold as of December 31, 2018. In 2018, the Company submitted new outline planning applications for further residential development on the project, some of which covers the remaining land originally zoned for commercial development.

Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategy. The Company executes its acquisition strategy by purchasing properties that the Company believes will create shareholder value over the long-term.
During the year ended December 31, 2018, the Company acquired 16 operating properties for a purchase price of $494.3 million. These properties contain 4.1 million square feet and were 61.0% leased as of December 31, 2018. The Company also acquired 12 parcels of land totaling 274.9 acres for an aggregate purchase price of $138.3 million.
The Company disposes of properties and land held for development that no longer fit within the Company's strategic plan, or with respect to which the Company believes it can optimize cash proceeds. The Company may also, from time to time, sell properties to its tenants pursuant to purchase options contained in their leases. During the year ended December 31, 2018, the Company sold 39 Wholly Owned Properties containing an aggregate of 3.4 million square feet, development rights in the UK and 79.1 acres of land for aggregate proceeds of $873.4 million.
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
As of December 31, 2018, the Company had investments in and advances to unconsolidated joint ventures totaling $351.0 million (see Note 7 to the Company's Consolidated Financial Statements).
Development
During the year ended December 31, 2018, an unconsolidated joint venture in which the Company held an interest brought into service a build to suit totaling 302,000 square feet and representing a Total Investment of $21.0 million. As of December 31, 2018, the completed development property was 100.0% leased. As of December 31, 2018, the Company had one JV Property under Development, which is expected to comprise, upon completion, 134,000 square feet and is expected to represent a Total Investment of $10.3 million. This JV Property under Development was 54.6% pre-leased as of December 31, 2018.
During the year ended December 31, 2018, the joint venture owning the office portion of the Comcast Technology Center brought into service 250,000 square feet of office space representing a Total Investment by such joint venture of $136.1 million. During the year ended December 31, 2017, the joint venture owning the office portion of the Comcast Technology Center brought into service 1.1 million square feet of office space representing a Total Investment by such joint venture of $599.6 million. The office portion of the Project is now substantially complete. The 217-room Four Seasons hotel representing an aggregate Total Investment by the joint venture owning the hotel portion of the Comcast Technology Center of $225.5 million when completed continued to be developed by such joint venture as of December 31, 2018.
As of December 31, 2018, unconsolidated joint ventures in which the Company held an interest owned 339 acres of land held for development. Substantially all of the land held for development is zoned for commercial use and is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company estimates that its joint venture land holdings would support, as and when developed, approximately 6.2 million square feet.
Acquisitions/Dispositions
During the year ended December 31, 2018, none of the unconsolidated joint ventures in which the Company holds an interest acquired or sold any operating properties or land parcels.

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
As previously reported, and as further summarized below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we undertook several significant transactions in recent years, consistent with our strategy to divest our office Properties (other than our headquarters) and focus our efforts and capital solely on our industrial platform, which favors industrial properties and markets with strong demographic and economic fundamentals. In furtherance of this strategy, we have substantially divested of our suburban office Properties, and expect to divest our remaining metro-office Properties over the next few years. We plan to reinvest the proceeds of these divestments in acquisitions in targeted industrial markets and new development.
While management believes that this strategy will be in the best long-term interests of the Company and its shareholders,  in the near term, this strategy will be dilutive to operating cash flow and we cannot assure you that this strategy will produce the intended benefit, or when, if ever, those intended benefits will be achieved. This strategy poses certain risks, including without limitation the following:

▪	for similar investment dollars, rental income from industrial properties is generally less in the short term than rental income generated from office properties

▪	our expectation of increasing demand and increasing stability of value in the industrial sector may not materialize

▪
the relative advantages in the ownership of industrial properties as opposed to office properties will be affected by variable and unpredictable macro-economic and global conditions that are outside of our control

▪	our identification of markets with strong demographic and economic fundamentals may prove erroneous, due to macro-economic and global conditions that are outside of our control

▪	our expectation of proceeds from the divestiture of our office properties may be impacted by erosion in demand for such asset class
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
Our cash flow from operations depends on our ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various factors and events over which we have limited control, such as:

▪	lack of demand for space in the areas where our Properties are located

▪	inability to retain existing tenants and attract new tenants

▪	oversupply of space and changes in market rental rates

▪	defaults by our tenants or their failure to pay rent on a timely basis

▪	the need to periodically renovate and repair our space

▪	physical damage to our Properties

▪	economic or physical decline of the areas where our Properties are located

▪	potential risk of functional obsolescence of our Properties over time
If a tenant is unable to pay rent due to us, we may be forced to evict the tenant, or engage in other remedies, which may be expensive and time consuming and may adversely affect our net income, shareholders' equity and cash distributions to shareholders. In addition, a tenant may become the subject of bankruptcy or reorganization protection, which would allow it to reject its leases with us and thereby terminate its obligation to pay rent.
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

▪	we may incur losses under construction warranties, guaranties and delay damages under our contracts with tenants and other customers

We face risks when we develop properties on a fee basis for joint ventures in which we hold an interest or for unrelated third parties.

From time to time the Company has agreed to develop properties on a fee basis for joint ventures in which we hold an interest or for unrelated third parties, in addition to developing properties to be wholly owned in our own portfolio. In these cases we have typically agreed to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of cost overruns incurred in the development of the project. For example, in addition to the Comcast Technology Center project discussed below, in 2016 we entered into an agreement to develop a corporate headquarters office building for American Water Works, Inc. in Camden, New Jersey for an estimated total building cost as of December 31, 2018 of $147.8 million, plus overall project infrastructure in the amount of $23.1 million. If we had encountered construction delays or unexpected costs in the development of this project or other similar projects, the resulting additional costs incurred and potential payments to the customer would adversely affect our cash flow and net income, and as such have a material adverse effect on our results of operations, financial condition and liquidity.

Our development of Comcast Technology Center exposes us to certain risks.
In 2014, the Company entered into two joint ventures with Comcast Corporation for the purpose of developing and owning the Comcast Technology Center located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building includes 1.3 million square feet of leasable office space, which is substantially complete, and will include a 217-room Four Seasons Hotel.   Projected costs for this development, exclusive of tenant-funded interior improvements, are anticipated to be approximately $961.2 million. The Company's investment in the project is expected to be approximately $192.2 million with 20% ownership interests in both joint ventures. The two joint ventures have engaged the Company as the developer of the project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the project and to guarantee the timely lien-free completion of construction of the project and the payment, subject to certain exceptions, of any cost overruns incurred in the development of the project. To mitigate this risk, the Company entered into guaranteed maximum price contracts with a third party contractor to construct the project. Comcast Corporation has entered into a lease for 100% of the office space in the building.
Development of a project such as the Comcast Technology Center is subject to the general development and construction risks noted above.  Those risks are magnified by the size of the project, and include construction risks and cost overrun risks associated with a construction project with the engineering and design complexities of a high rise mixed-use building.  If we fail to complete the development of the project in compliance with the deadlines set forth in the lease with Comcast Corporation, or if the costs of development exceed the budgets agreed upon by the joint ventures, the Company could be liable for substantial damages and costs. We have been notified by the contractor under our guaranteed maximum price contracts that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the project in excess of the guaranteed maximum price payable to the contractor under the guaranteed maximum price contracts, which guaranteed maximum price previously has been adjusted pursuant to accepted change orders. The general contractor has generally refused to fund these additional costs, and we have begun to fund and may continue to fund cost overruns in compliance with our obligations under the development cost guarantee to the joint ventures. We have accrued such amounts as additional development service fee expense in our consolidated statements of comprehensive income for the year ended December 31, 2018. As of such date, we had accrued $67.1 million relating to the above-described development cost guarantees which are included in other liabilities in the accompanying consolidated balance sheets.
In addition to the costs to comply with the Company's obligations under its development cost guarantee, claims have been asserted by the third-party contractor and certain subcontractors. There can be no assurances that amounts incurred, including as a result of such claims, will not exceed the above estimates. We are not able to reasonably estimate the amount of additional expenses, if any, that we may incur as a result of such claims, and accordingly any potential exposure of the Company for such claims is not included within the accrual described above. If we were to incur additional expenses in connection with our development cost guarantee or in connection with such claims, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company’s results of operations in future periods. If we were to subsequently recover any of the cost overruns initially funded by the Company, such recoveries would be recorded when and if realized in future periods.
The ownership of a hotel, with which our employees have limited experience, exposes us to additional risks beyond the customary risks of owning industrial and office rental properties as described above.  These additional risks include the risk of highly volatile market cycles for the hotel industry in general and luxury hotels in particular, risks that room rates may not be able to keep up with increasing operating costs, risks of increased competition from the development of new hotels, and increased risk of employment liability and other potential exposures in connection with owning an operating business as opposed to owning and managing rental real estate.
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

Certain of our Properties have the benefit of governmental tax incentives aimed at inducing office or industrial users to relocate to areas and neighborhoods which have not historically seen robust commercial development. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. For example, the Pennsylvania Keystone Opportunity Zones applicable to our Properties in the Philadelphia Navy Yard Corporate Center expired on December 31, 2018 or will expire on December 31, 2025 (as applicable) and the Grow NJ tax credit program applicable to our properties in the Camden Waterfront project expires on June 30, 2019 and is subject to the approval of each project by certain agencies and officers of the State of New Jersey. The expiration of these incentive programs or the inability of potential tenants or users to be eligible for or to obtain governmental approval of the incentives may have an adverse effect on the value of our Properties and thus have an adverse impact on our efforts to divest these Properties on attractive terms or at all, and may also have an adverse effect on our cash flow and net income, and result in impairment charges.

Our Properties may be subject to impairment charges.

We continually evaluate the recoverability of the carrying value of our Properties, whether Development Properties (including land held for development), Properties Held for Redevelopment or Properties in Operation, as well as land and infrastructure being developed on a fee basis, under generally accepted accounting principles. Factors considered in evaluating impairment of our Properties include significant declines in operating revenues, recurring operating losses and other significant adverse changes in general market conditions, and, in the case of Development Properties (including land held for development as well as land and infrastructure being developed on a fee basis), the abandonment of a project or the determination by management that future development is unlikely to occur or is unlikely to produce adequate cash flows to recover the carrying value of the Property. Generally, a Property held for investment is not considered impaired if the undiscounted estimated future cash flows of the Property over its estimated holding period are in excess of the Property’s net book value at the balance sheet date. If held for sale, a Property is not considered impaired unless its estimated fair value (less costs to sell) is less than the Property's book value at the balance sheet date. Assumptions used to estimate market values, annual and residual cash flows and estimated holding period of such assets require the judgment of management.

The Company has recorded impairment charges in the current and prior years and there can be no assurance that we will not take additional charges in the future related to the impairment of our Properties. We believe we have applied reasonable estimates and judgments in determining the proper classification of our Properties. However, these estimates require the use of estimated market values, which are difficult to assess. Should external or internal circumstances change, requiring the need to shorten holding periods or adjust the estimated future cash flows of certain Properties, we could be required to record additional impairment charges. Any future impairment could have a material adverse effect on our results of operations and funds from operations.

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
We could suffer adverse effects if we were to experience security breaches through cyber attacks.

We are subject to risks from security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, persons inside our organization or persons with access to systems inside our organization. Certain of our tenants are in the financial and retail industries, which have been particular targets of cyber attacks, and as a result, we may be especially likely to be targeted by cyber attacks. We cannot provide assurance that our activities to maintain the security and integrity of our networks and related systems will be effective. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including by creating difficulties for our tenants which could result in financial or reputational harm to us.
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
The replacement of LIBOR with an alternative reference rate may adversely affect interest expense related to outstanding debt.
On July 27, 2017, the Financial Conduct Authority, or FCA, announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. When LIBOR ceases to exist, we may need to amend the credit and loan agreements with our lenders that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition.
Significant developments stemming from the U.K.’s referendum on membership in the EU could have a material adverse effect on us.
We own properties and land in the United Kingdom. On June 23, 2016, the U.K. held a referendum and voted in favor of leaving the European Union, or EU (commonly referred to as “Brexit”). The U.K.’s exit from the EU is expected to occur by the end of March 2019, but the U.K. government has thus far not passed a withdrawal agreement through Parliament, and has experienced difficulty in its efforts to do so. If an agreement can be passed by March 29, 2019, there will be a transition period through December 2020 to allow for businesses and individuals to adjust to its changes. Otherwise, the U.K. is expected to be required to leave the EU without an agreement or transition period in place. Brexit has created political and economic uncertainty, particularly in the U.K. and the EU. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the U.K. referendum. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual or threatened withdrawal from the EU, may adversely affect our business, results of operations and financial condition.

A depreciation in the value of the foreign currency in the U.K. could have a material adverse effect on us.

We own properties and land in the United Kingdom. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between the British pound sterling and the U.S. dollar. A significant change in the value of the British pound sterling may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations.

Any major disruption or failure of our information technology systems, or our failure to successfully implement new technology effectively, could adversely affect our business and operations.

We rely on various information technology systems, owned by us and third parties, to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. We recently implemented a significant change to our HR software platform, essentially now utilizing a single software platform to take the place of numerous previous applications, and during 2019, we expect to replace the basic business software application that governs most aspects of our operations. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including diminished ability to respond to tenant needs, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and have an adverse effect on our business, results of operations and financial condition.
Changes in accounting pronouncements may materially and adversely affect our financial statements, our tenants’ credit quality and our ability to secure long-term leases and renewal options.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.
The Financial Accounting Standards Board issued an accounting standard, effective for us for reporting periods beginning after December 15, 2018, that requires companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. Many companies that account for certain leases on an "off balance sheet" basis will be required to account for such leases "on balance sheet." This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. The new standard could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new standard could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
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
We believe all of our Properties are adequately insured with carriers that are adequately capitalized. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties or that carriers will be able to honor their obligations. Our existing property and liability policies expire during 2019. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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

We may experience economic harm as a result of the effects of climate change.
We cannot predict the future effects of climate change or how climate change may progress. However, the impact of climate change could have a material adverse effect on our properties, operating results and financial condition. Potential impacts of climate change could include changes in weather patterns affecting the frequency and intensity of storms and rising sea levels. To the extent that our properties or the regions in which they are located are adversely affected by these conditions, they may become less desirable to tenants. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, by increasing the cost of snow removal at our properties, or by impacting our development activities. We may not be able to mitigate effectively any such effects, and our properties, operations or business may be adversely affected.
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
Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, pollen, viruses and bacteria and may necessitate remediation. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our Properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the Property's tenants or require rehabilitation of the affected Property.
Our Properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants and exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our Properties could require us to undertake a costly remediation program to contain or remove the mold from the affected Property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.
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
If we fail to qualify as a REIT in any taxable year, the distributions to shareholders would not be deductible when computing taxable income. If this happened, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, we could be prevented from qualifying as a REIT for the four years following the year in which we were disqualified. Further, if we requalified as a REIT after failing to qualify, we might have to pay the full corporate-level tax on any unrealized gain in our assets during the period we were not qualified as a REIT. We would then have to distribute to our shareholders the earnings we accumulated while we were not qualified as a REIT. These additional taxes would reduce our funds available for distribution to our shareholders. In addition, while we were disqualified as a REIT, we would not be required by the Code to make distributions to our shareholders. A failure by the Company to qualify as a REIT and the resulting requirement to pay taxes and interest (and perhaps penalties) would cause us to default under various agreements to which we are a party, including under our credit facilities, and would have a material adverse effect on our business, prospects, results of operations, earnings, financial condition and our ability to make distributions to shareholders.

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
Because these officers own Common Units and face different consequences than shareholders do, the Trust and those trustees and officers may have different objectives as to these transactions than shareholders do.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2018, consisted of 480 industrial and 22 office properties. Single tenants occupy 198 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 304 Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2018, the industrial Wholly Owned Properties in Operation were 95.9% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 187,000 square feet. As of December 31, 2018, the office Wholly Owned Properties in Operation were 95.4% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 77,000 square feet.
The JV Properties in Operation, as of December 31, 2018, consisted of 48 industrial and 18 office properties. Single tenants occupy 28 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 38 JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2018, the industrial JV Properties in Operation were 99.5% leased. The average building size for the industrial JV Properties in Operation was approximately 236,000 square feet. As of December 31, 2018, the office JV Properties in Operation were 97.3% leased. The average building size for the office JV Properties in Operation was approximately 196,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this Annual Report on Form 10-K. The table below sets forth certain information on the Company's Properties in Operation as of December 31, 2018 (in thousands, except percentages).

	Type	Net Rent(1)	Straight Line Rent and Operating Expense Reimbursement (2)	Square Feet	% Leased
Wholly Owned Properties in Operation
Carolinas/Richmond	Industrial	$61,943	$79,643	13,472	95.1%
	Office	—	—	—	—
	Total	61,943	79,643	13,472	95.1%

Chicago/Minneapolis	Industrial	41,965	62,291	9,757	97.8%
	Office	2,000	4,051	345	100.0%
	Total	43,965	66,342	10,102	97.9%

Florida	Industrial	46,252	62,138	6,818	96.6%
	Office	2,270	2,686	151	100.0%
	Total	48,522	64,824	6,969	96.7%

Houston	Industrial	42,632	64,687	7,725	94.3%
	Office	—	—	—	—%
	Total	42,632	64,687	7,725	94.3%

Lehigh/Central PA	Industrial	123,107	157,760	26,142	97.5%
	Office	—	—	—	—
	Total	123,107	157,760	26,142	97.5%

Philadelphia	Industrial	8,866	11,813	626	98.9%
	Office	22,317	30,289	851	96.7%
	Total	31,183	42,102	1,477	97.7%

SE Pennsylvania	Industrial	2,191	2,829	181	100.0%
	Office	1,331	2,053	103	100.0%
	Total	3,522	4,882	284	100.0%

Southern California	Industrial	24,822	34,626	4,364	100.0%
	Office	—	—	—	—
	Total	24,822	34,626	4,364	100.0%

United Kingdom	Industrial	15,956	18,976	2,843	94.3%
	Office	1,942	2,233	90	100.0%
	Total	17,898	21,209	2,933	94.4%

Other	Industrial	80,565	106,345	17,633	92.3%
	Office	2,647	4,605	147	65.7%
	Total	83,212	110,950	17,780	92.1%

TOTAL	Industrial	448,299	601,108	89,561	95.9%
	Office	32,507	45,917	1,687	95.4%
	Total	$480,806	$647,025	91,248	95.9%

Joint Venture Properties in Operation (3)
	Industrial	$50,733	$70,858	11,322	99.5%
	Office	122,862	176,373	3,531	97.3%
	Total	$173,595	$247,231	14,853	98.9%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenant's square feet leased at December 31, 2018 for tenants in occupancy. As of December 31, 2018, average net rent per square foot for the Wholly Owned Properties in Operation was $5.50 and for the Joint Venture Properties in Operation was $11.81. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant at December 31, 2018 was within a free rent period its rent would equal zero for the purposes of this metric.

(2)
Straight line rent and operating expense reimbursement represents the straight line rent including operating expense recoveries per square foot multiplied by the tenant's square feet leased at December 31, 2018 for tenants in occupancy. As of December 31, 2018, average straight line rent and operating expense reimbursement per square foot for the Wholly Owned Properties in Operation was $7.40 and for the Joint Venture Properties in Operation was $16.82.

(3)	Joint Venture Properties in Operation represent the 66 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring number of tenants, square feet and net rent by year for the Properties in Operation as of December 31, 2018 are as follows (in thousands except number of tenants and % of net rent):

	Industrial				Office				Total
	Number of Tenants	Square Feet	Net Rent (1)	% of Net Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Net Rent	Number of Tenants	Square Feet	Net Rent (1)	% of Net Rent

Wholly Owned Properties in Operation:
2019	169	8,212	$44,092	8.5%	21	71	$1,852	4.6%	190	8,283	$45,944	8.2%
2020	206	15,538	85,400	16.5%	19	55	1,480	3.6%	225	15,593	86,880	15.6%
2021	208	10,991	63,287	12.2%	9	51	1,104	2.7%	217	11,042	64,391	11.5%
2022	198	14,767	88,613	17.1%	5	143	2,303	5.7%	203	14,910	90,916	16.3%
2023	145	7,624	46,306	9.0%	8	135	3,926	9.7%	153	7,759	50,232	9.0%
2024	61	6,651	38,428	7.4%	5	19	526	1.3%	66	6,670	38,954	7.0%
2025	52	5,366	31,853	6.2%	1	4	161	0.4%	53	5,370	32,014	5.7%
2026	33	3,816	24,148	4.7%	7	507	6,720	16.5%	40	4,323	30,868	5.5%
2027	33	4,859	32,168	6.2%	1	6	296	0.7%	34	4,865	32,464	5.8%
2028	21	2,582	18,944	3.7%	7	149	4,825	11.9%	28	2,731	23,769	4.3%
Thereafter	19	5,451	43,651	8.5%	6	467	17,471	42.9%	25	5,918	61,122	11.1%
Total	1,145	85,857	$516,890	100.0%	89	1,607	$40,664	100.0%	1,234	87,464	$557,554	100.0%

Joint Venture Properties in Operation:
2019	9	1,142	$5,810	10.1%	19	375	$12,212	7.9%	28	1,517	$18,022	8.5%
2020	9	2,014	8,315	14.4%	6	50	1,310	0.8%	15	2,064	9,625	4.5%
2021	9	1,216	5,501	9.5%	12	86	2,972	1.9%	21	1,302	8,473	4.0%
2022	15	2,094	10,039	17.4%	14	126	3,799	2.5%	29	2,220	13,838	6.5%
2023	10	1,099	6,244	10.8%	20	1,317	52,189	33.7%	30	2,416	58,433	27.5%
2024	8	976	5,354	9.3%	5	31	1,113	0.7%	13	1,007	6,467	3.0%
2025	1	106	701	1.2%	2	22	1,092	0.7%	3	128	1,793	0.8%
2026	2	658	4,279	7.4%	2	15	518	0.3%	4	673	4,797	2.3%
2027	2	241	1,797	3.1%	3	6	230	0.1%	5	247	2,027	1.0%
2028	4	1,088	6,363	11.0%	4	6	223	0.1%	8	1,094	6,586	3.1%
Thereafter	3	627	3,393	5.8%	6	1,402	79,166	51.3%	9	2,029	82,559	38.8%
Total	72	11,261	$57,796	100.0%	93	3,436	$154,824	100.0%	165	14,697	$212,620	100.0%

(1)
Net rent represents the contractual rent per square foot multiplied by the tenants' square feet leased on the date of lease expiration for the tenants in occupancy on December 31, 2018. Net rent does not include the tenant's obligation to pay property operating expenses and real estate taxes.

The table below highlights, for the Properties in Operation, the Company's top ten industrial tenants and top ten office tenants as of December 31, 2018. The table reflects, for the tenants in the JV Properties in Operation, the Company's ownership percentage of the respective joint venture.

Percentage of
Top 10 Industrial Tenants (1)	Net Rent
Amazon.com	2.2%
XPO Last Mile, Inc.	1.8%
Home Depot U.S.A., Inc	1.7%
The Proctor & Gamble Distributing LLC	1.5%
Federal Express Corporation	1.3%
Ryder Integrated Logistics, Inc.	1.3%
Wakefern Food Corp.	1.2%
Kellogg Sales Company	1.2%
Geodis Logistics LLC	1.0%
Broder Bros., Co.	0.9%
14.1%
(1) Represents 16% of industrial net rent.
Percentage of
Top 10 Office Tenants (2)	Net Rent
Comcast Corporation	3.6%
The Pennsylvania Hospital	0.8%
United States of America	0.8%
Axalta Coating Systems, LLC	0.7%
Thomas Jefferson University Hospitals	0.5%
Franklin Square Holdings, LP	0.5%
Bluestem Brands, Inc.	0.4%
Adaptimmune, LLC	0.3%
Iroko Intermediate Holdings, Inc.	0.3%
SunGard Data Systems, Inc.	0.3%
8.2%

(2) Represents 75% of office net rent.
The table below details the vacancy activity for the Properties in Operation during the year ended December 31, 2018:

	Year Ended
	December 31, 2018
	Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2018	2,622,612	501,544	3,124,156
Acquisitions	—	—	—
Completed development	4,810,207	446,344	5,256,551
Dispositions	(147,596)	—	(147,596)
Expirations	15,318,795	2,669,044	17,987,839
Property structural changes/other	(6,677)	973	(5,704)
Redevelopment	(20,556)	—	(20,556)
Leasing activity	(18,794,118)	(3,460,321)	(22,254,439)
Vacancy at December 31, 2018	3,782,667	157,584	3,940,251

Lease transaction costs per square foot (1)	$2.71	$3.53	$2.78

(1)	Transaction costs include tenant improvement and lease transaction costs.

ITEM 3. LEGAL PROCEEDINGS
The Company was not a party to any material litigation as of December 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND RELATED ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares are traded on the New York Stock Exchange under the symbol "LPT." There is no established public trading market for the Common Units.
As of February 14, 2019, the Common Shares were held by 820 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
In February 2019, the Board of Trustees declared a dividend of $0.41 per share to be paid in April 2019. The payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company's cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
The following line graph compares the cumulative total shareholder return on Common Shares for the period beginning December 31, 2013 and ended December 31, 2018 with the cumulative total return on the Standard and Poor's 500 Stock Index ("S&P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Company's Common Shares were calculated based on cumulative total return assuming the investment of $100 in the NAREIT Index, the S&P 500 and the Company's Common Shares on December 31, 2013, and assuming reinvestment of dividends in all cases.

NAREIT
S&P 500
Liberty Property Trust
180.00
160.00
140.00
120.00
100.00
80.00
60.00
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18

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

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for the Trust and the Operating Partnership as of and for the five years ended December 31, 2018. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Total revenue	$704,889	$665,384	$675,323	$721,788	$710,747
Income from continuing operations	$166,065	$248,806	$339,016	$218,511	$148,168
Income from discontinued operations	$326,538	$41,239	$27,129	$27,413	$76,303
Net income	$492,603	$290,045	$366,145	$245,924	$224,471
Basic income per common share/unit:
Income from continuing operations	$1.09	$1.65	$2.26	$1.43	$0.98
Income from discontinued operations	$2.17	$0.27	$0.18	$0.19	$0.50
Income available to common shareholders/unitholders	$3.26	$1.92	$2.44	$1.62	$1.48
Diluted income per common share/unit:
Income from continuing operations	$1.09	$1.64	$2.25	$1.43	$0.97
Income from discontinued operations	$2.15	$0.27	$0.18	$0.18	$0.51
Income available to common shareholders/unitholders	$3.24	$1.91	$2.43	$1.61	$1.48
Dividends paid per common share	$1.60	$1.675	$1.90	$1.90	$1.90
Trust - weighted average number of shares outstanding - basic (1)	147,275	146,742	146,204	148,243	147,216
Trust - weighted average number of shares outstanding - diluted (2)	148,221	147,541	146,889	148,843	147,886
Operating Partnership - weighted average number of units outstanding - basic (1)	150,795	150,270	149,740	151,783	150,770
Operating Partnership - weighted average number of units outstanding - diluted (2)	151,741	151,069	150,425	152,383	151,440

Balance Sheet Data	DECEMBER 31,
(In thousands)	2018	2017	2016	2015	2014
Net real estate	$5,705,931	$4,949,277	$4,591,796	$5,200,723	$5,246,392
Total assets	$6,934,394	$6,439,757	$5,992,813	$6,557,629	$6,612,014
Total indebtedness	$3,092,746	$2,909,545	$2,556,936	$3,147,016	$3,149,873
Liberty Property Trust shareholders' equity	$3,329,861	$3,087,358	$3,003,391	$2,972,581	$3,046,961
Owners' equity (Liberty Property Limited Partnership)	$3,396,772	$3,148,366	$3,062,923	$3,030,254	$3,106,312

Other Data	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Net cash provided by operating activities	$383,466	$336,631	$341,062	$379,121	$311,140
Net cash (used in) provided by investing activities	$(255,093)	$(465,652)	$614,927	$(89,660)	$(106,337)
Net cash (used in) provided by financing activities	$(55,548)	$96,231	$(939,507)	$(331,860)	$(326,843)
NAREIT Funds from operations available to common shareholders - diluted (3)	$333,430	$390,644	$356,895	$410,993	$375,678
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	91,248	87,302	86,037	89,718	91,258
Total leaseable square footage of JV Properties in Operation at end of period (in thousands)	14,853	14,296	13,060	14,018	14,297
Wholly Owned Properties in Operation at end of period	502	509	505	610	669
JV Properties in Operation at end of period	66	65	63	81	83
Wholly Owned Properties in Operation percentage leased at end of period	96%	97%	96%	94%	93%
JV Properties in Operation percentage leased at end of period	99%	97%	96%	93%	92%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust) or Common Units (Liberty Property Limited Partnership) outstanding during the year.

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
The Company owns and operates industrial properties in the United States nationally, as well as in the United Kingdom.
As previously reported, and as further summarized below, the Company undertook several significant transactions in recent years consistent with its strategy to divest its remaining office Properties (other than its headquarters) and focus its efforts and capital solely on its industrial platform, which favors industrial properties and markets with strong demographic and economic fundamentals. In furtherance of this strategy, the Company has substantially divested of its suburban office Properties, and expects to divest its remaining metro-office Properties over the next few years. The Company plans to reinvest the proceeds of these divestments in acquisitions in targeted industrial markets and new development. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to office properties. The Company believes that this strategy has resulted in an improvement in the average quality and geographic location of its properties. The Company also believes that the benefits of the strategy will outweigh the short-term reduction in operating cash flow resulting from the disposition of its office Properties. There can be no assurance, however, that the benefits of the Company’s strategy will be realized.
As of December 31, 2018 the Company owned the following "Properties in Operation" (square feet in thousands):

	Number of Operating Industrial Properties	Number of Operating Office Properties	Total Number of Properties	Total Square Feet
"Wholly Owned Properties in Operation"	480	22	502	91,248
"JV Properties in Operation" (at 100%)	48	18	66	14,853
"Properties in Operation"	528	40	568	106,101

As of December 31, 2018 the Company owned the following "Properties under Development" and "Properties held for Redevelopment/Value-Added" (square feet upon completion in thousands):

	Number of Properties	Total Square Feet
"Wholly Owned Properties under Development"	29	8,195
"JV Properties under Development" (at 100%)	2	134	(1)
"Properties under Development"	31	8,329

"Wholly Owned Properties held for Redevelopment/Value-Added"	7	868
"JV Properties held for Redevelopment/Value-Added" (at 100%)	1	48
"Properties held for Redevelopment/Value-Added"	8	916

(1) Including a 217-room hotel, which is excluded from square footage total.
The Company also owned 1,283 acres of developable land and through unconsolidated joint ventures 339 acres of developable land substantially all of which is zoned for commercial use.
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

The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the year ended December 31, 2018, straight line rents on renewal and replacement leases were on average 15.4% higher than rents on expiring leases. During the year ended December 31, 2018, the Company leased 22.9 million square feet and, as of that date, attained occupancy of 95.9% for the Wholly Owned Properties in Operation and 98.9% for the JV Properties in Operation for a combined occupancy of 96.3% for the Properties in Operation. At December 31, 2017, occupancy for the Wholly Owned Properties in Operation was 97.0% and for the JV Properties in Operation was 96.5% for a combined occupancy for the Properties in Operation of 96.9%. During the third quarter of 2018, the Sears Holdings Corporation filed for reorganization under Chapter 11 of the federal bankruptcy laws. If the Company's leases with Sears are rejected it could have a negative impact on operating results. This tenant represents 0.8% of square feet of the Company's Properties in Operation and 0.8% of Net Rent. For the tenants in the JV Properties in Operation, Net Rent reflects the Company's ownership percentage of the respective joint ventures.
Based on the Company's current outlook, the Company anticipates that property level operating income for the Same Store (defined below) group of industrial properties will increase for the full year 2019, compared to 2018, driven primarily by new and renewal leases being executed at higher rental rates than those of expiring leases. The Company expects Same Store occupancy levels to remain relatively consistent with those in 2018.
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
Wholly Owned Capital Activity
Acquisitions
During the year ended December 31, 2018, the Company acquired 16 operating properties for an aggregate purchase price of $494.3 million. These properties contain an aggregate of 4.1 million square feet of leaseable space and were 61.0% leased as of December 31, 2018. The Company also acquired 12 parcels of land totaling 274.9 acres for an aggregate purchase price of $138.3 million.
Dispositions
During the year ended December 31, 2018, the Company sold 39 Wholly Owned Properties containing an aggregate of 3.4 million square feet, development rights in the UK, and 79.1 acres of land for aggregate proceeds of $873.4 million.
Development
During the year ended December 31, 2018, the Company brought into service 16 Wholly Owned Properties under Development representing 4.7 million square feet and a Total Investment of $434.7 million. As of December 31, 2018, the Company had 29 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 8.2 million square feet and are expected to represent a Total Investment of $735.0 million. These Wholly Owned Properties under Development were 36.3% pre-leased as of December 31, 2018.
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
Acquisitions/Dispositions
During the year ended December 31, 2018, none of the unconsolidated joint ventures in which the Company holds an interest acquired or sold any operating properties or land parcels.
Consistent with the Company's strategy, from time to time the Company may consider selling assets to or purchasing assets from an unconsolidated joint venture in which the Company holds an interest.
Development

During the year ended December 31, 2018, an unconsolidated joint venture in which the Company held an interest brought into service a build-to-suit project totaling 302,000 square feet and representing a Total Investment of $21.0 million. As of December 31, 2018, this completed development property was 100.0% leased. As of December 31, 2018, the Company had one JV Property under Development, which is expected to comprise, upon completion, 134,000 square feet and is expected to represent a Total Investment of $10.3 million. This JV Property under Development was 54.6% pre-leased as of December 31, 2018.
During the year ended December 31, 2018, the joint venture owning the office portion of the Comcast Technology Center brought into service 250,000 square feet of office space representing a Total Investment by such joint venture of $136.1 million. During the year ended December 31, 2017, the joint venture owning the office portion of the Comcast Technology Center brought into service 1.1 million square feet of office space representing a Total Investment by such joint venture of $599.6 million. The office portion of the Project is now substantially complete. The 217-room Four Seasons hotel representing an aggregate Total Investment by the joint venture owning the hotel portion of the Comcast Technology Center of $225.5 million when completed continued to be developed by such joint venture as of December 31, 2018.
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
Capitalized Costs
Acquisition costs related to the purchase of operating properties and land are capitalized and included in net real estate.  Prior to the adoption of ASU 2017-01, Clarifying the Definition of Business, the Company expensed acquisition costs related to the purchase of operating properties with in-place tenants. For the nine months ended September 30, 2016 acquisition costs expensed were $172,000.
The Company capitalizes costs associated with development and redevelopment activities, capital improvements, tenant improvements, and leasing activities, including compensation costs. Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development and redevelopment projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to the development, redevelopment, capital improvements and tenant improvements for the years ended December 31, 2018, 2017 and 2016 was $7.1 million, $5.5 million and $7.2 million, respectively.

Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to signed leases is capitalized and amortized as a deferred leasing cost. The total of this capitalized compensation was $2.7 million, $3.6 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Capitalized interest for the years ended December 31, 2018, 2017 and 2016 was $24.5 million, $21.0 million and $24.1 million, respectively.
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
The Company is required to make judgments regarding estimated cost overruns that may be incurred relating to an agreement to develop, for a fee, the Comcast Technology Center in Philadelphia, PA (see note 7 to the consolidated financial statements where discussed further). Under this development agreement, the Company has accrued $67.1 million as of December 31, 2018 relating to its development cost guarantees to the joint ventures which own the project and in which the Company holds an interest. There can be no assurances that amounts incurred, including as a result of claims that have been asserted by the third party contractor and certain subcontractors, will not exceed these estimates. The Company is not able to reasonably estimate the amount of additional expenses, if any, that it may incur as a result of such claims, and accordingly any potential exposure of the Company for such claims is not included within the accrual described above. If the Company were to incur additional expenses in connection with its development cost guarantee or in connection with any such claims, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company's results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, such recoveries would be recorded when and if realized in future periods.
Allowance for Doubtful Accounts
The Company continually monitors the liquidity and creditworthiness of its tenants. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2018 and 2017, the Company's allowance for doubtful accounts totaled $6.4 million and $6.6 million, respectively. The Company recognized bad debt expense of $1.4 million, $0.6 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Impairment of Real Estate
The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary include the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present, the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates and holding periods. For these assumptions, the Company considers its experience and historical performance in the various markets and data provided by market research organizations. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value.If held for sale, a property is not considered impaired unless its estimated fair value (less costs to sell) is less than the property's book value at the balance sheet date. The Company estimates fair value based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2018, 2017 and 2016, the Company recognized impairment losses of $39.7 million, $10.6 million and $3.9 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows. The Company has applied reasonable estimates and judgments in determining the level of impairments recognized. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.
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

During the years ended December 31, 2018 and 2017 the Company concluded that certain of the properties owned by the Liberty Washington, LP joint venture were impaired and the joint venture recorded an impairment charge. The Company's share of these impairment charges were $6.3 million and $4.0 million, respectively, and are reflected in equity in earnings of unconsolidated joint ventures in the Company's 2018 and 2017 consolidated statements of comprehensive income.
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
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2018 with the results of operations of the Company for the year ended December 31, 2017, and the results of operations of the Company for the year ended December 31, 2017 with the results of operations of the Company for the year ended December 31, 2016. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2018, 2017 and 2016, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017
Rental Revenue
Rental revenue was $480.4 million for the year ended December 31, 2018 compared to $446.5 million for the same period in 2017. This increase of $33.9 million was primarily due to increased rental revenue related to acquisitions and completed development properties and an increase of $13.0 million related to the Company's Industrial Same Store portfolio (see below).
Operating Expense Reimbursement
Operating expense reimbursement was $151.3 million for the year ended December 31, 2018 compared to $136.2 million for the same period in 2017. This increase of $15.1 million was primarily due to an increase in rental property expense and real estate taxes (as detailed below).
Rental Property Expense
Rental property expense was $62.3 million for the year ended December 31, 2018 compared to $57.6 million for the same period in 2017. This increase of $4.7 million resulted from the additional expense for acquisition and completed development properties and an increase of $3.0 million related to increased costs for the Company's Industrial Same Store properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes
Real estate taxes were $91.7 million for the year ended December 31, 2018 compared to $83.2 million for the same period in 2017. This increase of $8.5 million was primarily due to increased real estate taxes for acquisitions and completed development properties and an increase of $3.1 million related to higher real estate tax assessments for the Company's Industrial Same Store properties.
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

Reportable Segment Net Operating Income:

	Year Ended December 31,		Percentage Increase (Decrease)
	2018	2017

Carolinas/Richmond	$57,105	$53,132	7.5%	(1)
Chicago/Minneapolis	40,781	39,231	4.0%	(2)
Florida	44,204	39,850	10.9%	(3)
Houston	37,766	32,300	16.9%	(4)
Lehigh/Central PA	114,201	119,304	(4.3%)	(5)
Philadelphia	36,216	35,279	2.7%
Southeastern PA	20,044	35,641	(43.8%)	(6)
Southern California	24,360	10,199	138.8%	(3)
United Kingdom	8,996	7,657	17.5%	(7)
Other	86,638	75,928	14.1%	(3)
Total reportable segment net operating income	$470,311	$448,521	4.9%

(1)	The increase was primarily due to an increase in rental rates and average gross investment in operating real estate.

(2)	The increase was primarily due to an increase in rental rates and occupancy.

(3)	The increase was primarily due to an increase in rental rates, occupancy and average gross investment in operating real estate.

(4)	The increase was primarily due to an increase in occupancy.

(5)	The decrease was primarily due to a decrease in average gross investment in operating real estate, a decrease in occupancy, offset by an increase in rental rates.

(6)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

(7)	The increase was primarily due to an increase in rental rates and average gross investment in operating real estate offset by changes in the foreign exchange rate.

Industrial Same Store
Property level operating income, exclusive of termination fees, for the Industrial Same Store properties is identified in the table below.
The Industrial Same Store results were affected by changes in occupancy and rental rates as detailed below for the respective periods.

	Year Ended
	December 31,
	2018	2017
Average occupancy %	96.8%	96.7%
Average rental rate - cash basis (1)	$5.16	$4.95
Average rental rate - straight line basis (2)	$6.84	$6.59

(1)
Represents the average contractual rent per square foot for the year ended December 31, 2018 or 2017 for tenants in occupancy in the Industrial Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent and operating expense reimbursement per square foot for the year ended December 31, 2018 or 2017 for tenants in occupancy in the Industrial Same Store properties.

Management generally considers the performance of the Industrial Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Industrial Same Store property level operating income and Industrial Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Industrial Same Store properties consist of the 431 properties totaling approximately 78.4 million square feet owned on January 1, 2017. Properties that were acquired, or on which development was completed, during the years ended December 31, 2018 and 2017 are excluded from the Industrial Same Store properties. Properties that were acquired, or on which development was completed, are included in Industrial Same Store properties when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The two industrial properties sold during the year ended December 31, 2018 and the four industrial properties sold during 2017 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Industrial Same Store properties for the years ended December 31, 2018 and 2017. Industrial Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Industrial Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Industrial Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2018	December 31, 2017
Reconciliation of non-US GAAP financial measure – Industrial Same Store:
Net income	$492,603	$290,045
Discontinued operations (1)	(326,538)	(41,239)
Equity in earnings of unconsolidated joint ventures	(21,382)	(17,155)
Income taxes	7,364	1,992
Gain on property dispositions	(81,514)	(100,387)
Interest expense	89,630	84,238
Loss on debt extinguishment	—	49
Interest and other income	(12,048)	(7,734)
Impairment - real estate assets	32,431	3,946
Development service fee expense	134,825	85,805
Depreciation and amortization expense	169,717	162,700
Other operating expenses	11,994	6,167
General and administrative expense	53,843	56,191
Development service fee income	(73,224)	(82,673)
Termination fees (2)	(2,468)	(4,094)
Non-same store property level operating income - continuing operations	(72,880)	(49,934)
Same store property level operating income	402,353	387,917
Less straight line rent	7,286	10,987
Same store cash basis property level operating income	$395,067	$376,930

Industrial Same Store:
Rental revenue	$401,824	$388,827
Operating expenses:
Rental property expense	53,663	50,630
Real estate taxes	74,530	71,417
Operating expense recovery	(128,722)	(121,137)
Unrecovered operating expenses	(529)	910
Property level operating income	402,353	387,917
Less straight line rent	7,286	10,987
Cash basis property level operating income	$395,067	$376,930

(1) Includes termination fee income of $7,000 and termination fee expense of $46,000 for the years ended December 31, 2018 and 2017, respectively.
(2) Termination fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date.

Development Service Fee Income and Expense

Development Service fee activity was a net loss of $61.6 million and $3.1 million during the years ended December 31, 2018 and 2017, respectively. This increase was primarily due to additional expenses the Company accrued in 2018 in its Philadelphia reportable segment. See Note 7 to the Company's financial statements.

General and Administrative

General and administrative expenses decreased to $53.8 million for the year ended December 31, 2018 compared to $56.2 million for the year ended December 31, 2017. This decrease was primarily due to decreases in incentive compensation expense.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Other Operating Expenses
Other operating expenses increased to $12.0 million for the year ended December 31, 2018 compared to $6.2 million for the year ended December 31, 2017. This increase was primarily due to costs incurred in connection with the Company's implementation of new financial and operating systems and additional severance costs associated with a reduction in head count associated with real estate sales. Offsetting these increases is a reduction in expensed pursuit costs.
Depreciation and Amortization
Depreciation and amortization increased to $169.7 million for the year ended December 31, 2018 from $162.7 million for the year ended December 31, 2017. This increase was primarily due to depreciation and amortization related to acquisitions and completed development properties since January 1, 2017.
Impairment - Real Estate Assets
Impairment - real estate assets increased to $32.4 million for the year ended December 31, 2018, as compared to $3.9 million for year ended December 31, 2017. In 2018 the Company recognized $32.4 million in impairment charges related to land in its Philadelphia, Florida, Chicago/Minneapolis and SE Pennsylvania reportable segments. In 2017, the Company recognized an impairment charge related to land held for development in the Company's Houston reportable segment. This property was subsequently sold. See Note 19 to the Company's financial statements.

Interest Expense
Interest expense increased to $89.6 million for the year ended December 31, 2018 from $84.2 million for the year ended December 31, 2017. This increase was due to the increase in the average debt outstanding to $2,974.0 million for the year ended December 31, 2018 from $2,756.0 million for the year ended December 31, 2017. The increase was partially offset by an increase in interest capitalized to $24.5 million for the year ended December 31, 2018 compared to $21.0 million for the year ended December 31, 2017 as well as a decrease in the weighted average interest rate to 3.8% for the year ended December 31, 2018 from 3.9% for the year ended December 31, 2017.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $21.4 million for the year ended December 31, 2018 compared to $17.2 million for the year ended December 31, 2017. This increase was primarily due to the Company's share of results from operations for a completed development building in an unconsolidated joint venture in which the Company holds an interest which was brought into service in January 2018. Additionally, the Company and its partner repaid third party joint venture debt resulting in a decrease in interest expense for another joint venture. Finally, offsetting these increases in joint venture net income is the Company's $6.3 million share of an impairment taken in a joint venture.
Equity in earnings of unconsolidated joint ventures was also impacted by changes in the gain on the sale of land leasehold interests by an unconsolidated joint venture in which the Company holds an interest. The Company's share of these gains was $5.8 million for the year ended December 31, 2018 compared to $8.0 million for the year ended December 31, 2017.
Other
Gain on property dispositions decreased to $81.5 million for the year ended December 31, 2018 from $100.4 million for the year ended December 31, 2017. This decrease resulted from the volume and composition of sales in 2018 as compared to 2017.

Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Year Ended
	December 31, 2018	December 31, 2017
Revenue
Rental	$43,393	$61,405
Operating expense reimbursement	12,663	27,024
Total Revenue	56,056	88,429
Expenses
Rental Property	6,959	17,826
Real estate taxes	7,354	11,582
Other operating expense	(9)	(272)
Interest expense	5,812	6,858
Depreciation and amortization	5,356	19,190
Impairment charges - real estate assets	7,257	6,686
Total Expenses	32,729	61,870
Interest and other income	52	102
Gain on property disposition	303,159	14,578
Income from discontinued operations	326,538	41,239
Noncontrolling interest - operating partnership	(7,608)	(965)
Income available to common shareholders	$318,930	$40,274

Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. To the extent that a property is sold, or completed and stabilized during a period, it will only impact the results of such period prior to being sold or completed and stabilized, as the case may be. There were 37 properties classified as discontinued operations and sold during the year ended December 31, 2018 and two properties were classified as discontinued operations and sold during the year ended December 31, 2017.
As a result of the foregoing, the Company’s net income increased to $492.6 million for the year ended December 31, 2018 from $290.1 million for the year ended December 31, 2017.
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
Rental Revenue
Rental revenue was $446.5 million for the year ended December 31, 2017 compared to $495.1 million for the same period in 2016. This decrease of $48.6 million was primarily due to the net result of decreased rental revenue related to property dispositions since January 1, 2016, offset by increased rental revenue related to acquisitions and completed development for the same comparative periods and an increase of $9.6 million related to the Company's Prior Year Industrial Same Store portfolio (see below).
Operating Expense Reimbursement
Operating expense reimbursement was $136.2 million for the year ended December 31, 2017 compared to $167.3 million for the same period in 2016. This decrease of $31.1 million was primarily due to lower reimbursements associated with the property dispositions since January 1, 2016.
Rental Property Expense
Rental property expense was $57.6 million for the year ended December 31, 2017 compared to $88.7 million for the same period in 2016. This decrease of $31.1 million was primarily due to a reduction in expense resulting from the sale of suburban office and high finish flex properties partially offset by increased expenses resulting from the acquisition and completed development of industrial properties. Rental property expense includes utilities, insurance, janitorial, landscaping, snow removal and other costs necessary to maintain a property.
Real Estate Taxes

Real estate taxes were $83.2 million for the year ended December 31, 2017 compared to $92.9 million for the same period in 2016. This decrease of $9.7 million was primarily due to the net result of decreased real estate taxes related to property dispositions since January 1, 2016.
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
Reportable Segment Net Operating Income:

	Year Ended December 31,		Percentage Increase (Decrease)
	2017	2016

Carolinas/Richmond	$53,132	$46,170	15.1%	(1)
Chicago/Minneapolis	39,231	45,258	(13.3%)	(2)
Florida	39,850	62,177	(35.9%)	(2)
Houston	32,300	32,499	(0.6%)
Lehigh/Central PA	119,304	102,209	16.7%	(1)
Philadelphia	35,279	30,862	14.3%	(1)
Southeastern PA	35,641	53,947	(33.9%)	(2)
Southern California	10,199	7,079	44.1%	(1)
United Kingdom	7,657	6,390	19.8%	(3)
Other	75,928	82,195	(7.6%)
Total reportable segment net operating income	$448,521	$468,786	(4.3%)

(1)	The increase was primarily due to an increase in average gross investment in operating real estate.

(2)	The decrease was primarily due to a decrease in average gross investment in operating real estate offset by an increase in occupancy.

(3)	The increase was primarily due to an increase in the foreign exchange rate.

Prior Year Industrial Same Store
Property level operating income, exclusive of termination fees, for the Prior Year Industrial Same Store properties is identified in the table below. The Prior Year Industrial Same Store group was adjusted to reflect industrial properties to align with the comparative presentation of Industrial Same Store Properties for the years 2018 versus 2017. This comparison reflects the Company's strategy to divest its remaining office properties and focus its efforts and capital solely on its industrial platform.
The Prior Year Industrial Same Store results were affected by changes in occupancy and rental rates as detailed below for the respective periods as well as the decrease in the non-recovered portion of the snow removal costs and other weather-related expenses for the respective periods.

	Year Ended
	December 31,
	2017	2016
Average occupancy %	96.6%	96.5%
Average rental rate - cash basis (1)	$5.00	$4.87
Average rental rate - straight line basis (2)	$6.62	$6.48

(1)
Represents the average contractual rent per square foot for the year ended December 31, 2017 or 2016 for tenants in occupancy in the Industrial Same Store properties. Cash basis rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period its rent would equal zero for purposes of this metric.

(2)
Represents the average straight line rent and operating expense reimbursement per square foot for the year ended December 31, 2017 or 2016 for tenants in occupancy in the Industrial Same Store properties.

Management generally considers the performance of the Prior Year Industrial Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Prior Year Industrial Same Store property level operating income and Prior Year Industrial Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. The Prior Year Industrial Same Store properties consist of the 426 properties totaling approximately 75.2 million square feet owned on January 1, 2016. Industrial properties that were acquired, or on which development was completed, during the years ended December 31, 2017 and 2016 are excluded from the Prior Year Industrial Same Store properties. Industrial properties that were acquired, or on which development was completed, are included in Prior Year Industrial Same Store when they have been purchased in the case of acquisitions, and placed into service in the case of completed development, prior to the beginning of the earliest period presented in the comparison. The four industrial properties sold during the year ended December 31, 2017 and the 48 industrial properties sold during 2016 are also excluded.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Industrial Same Store properties for the years ended December 31, 2017 and 2016. Prior Year Industrial Same Store property level operating income and cash basis property level operating income are non-US GAAP measures and do not represent income before gain on property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Prior Year Industrial Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” below), US GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Prior Year Industrial Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Year Ended
	December 31, 2017	December 31, 2016
Reconciliation of non-US GAAP financial measure – Prior Year Industrial Same Store:
Net income	$290,045	$366,145
Discontinued operations (1)	(41,239)	(27,129)
Equity in earnings of unconsolidated joint ventures	(17,155)	(21,970)
Income taxes	1,992	1,969
Gain on property dispositions	(100,387)	(219,270)
Interest expense	84,238	105,127
Loss on debt extinguishment	49	27,099
Interest and other income	(7,734)	(13,846)
Impairment charges - real estate assets	3,946	3,879
Development service fee expense	85,805	12,165
Depreciation and amortization expense	162,700	191,448
Other operating expense	6,167	5,017
General and administrative expense	56,191	63,071
Development service fee income	(82,673)	(12,941)
Termination fees (2)	(4,094)	(2,432)
Non-same store property level operating income - continuing operations	(65,036)	(117,499)
Prior year industrial same store property level operating income	372,815	360,833
Less straight line rent	7,939	8,219
Prior year industrial same store cash basis property level operating income	$364,876	$352,614

Prior Year Industrial Same Store:
Rental revenue	$373,743	$364,111
Operating expenses:
Rental property expense	50,148	51,543
Real estate taxes	68,011	66,767
Operating expense recovery	(117,231)	(115,032)
Unrecovered operating expenses	928	3,278
Property level operating income	372,815	360,833
Less straight line rent	7,939	8,219
Cash basis property level operating income	$364,876	$352,614

(1) Includes termination fees of $46,000 and $1.8 million for the years ended December 31, 2017 and 2016, respectively.
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

Development Service fee activity was a net loss of $3.1 during the year ended December 31, 2017 as compared to a net gain of $0.8 million for the year ended December 31, 2016. This decrease was primarily due to additional expenses the Company accrued in 2017 in its Philadelphia reportable segment.

General and Administrative

General and administrative expenses decreased to $56.2 million for the year ended December 31, 2017 compared to $63.1 million for the year ended December 31, 2016. This decrease was partially due to certain expenses which were classified as development service fee expense on the Company's consolidated statements of comprehensive income for the year ended December 31, 2017 and the partial year ended December 31, 2016, as described above. The decrease was also partially due to a decrease in compensation costs.

General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Other Operating Expenses
Other operating expenses increased to $6.2 million for the year ended December 31, 2017 compared to $5.0 million for the year ended December 31, 2016. This increase was primarily due to expense relating to the write-off of costs associated with certain planned development projects which were terminated. Partially offsetting this amount was less severance costs incurred in 2017 versus 2016.
Depreciation and Amortization
Depreciation and amortization decreased to $162.7 million for the year ended December 31, 2017 from $191.4 million for the year ended December 31, 2016. This decrease was primarily due to the net result of decreased depreciation and amortization related to property dispositions since January 1, 2016 offset by increased depreciation and amortization related to acquisitions and completed development for the same period. The decrease was also due to a reduction in amortization of in-place lease intangibles.
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

Interest Expense
Interest expense decreased to $84.2 million for the year ended December 31, 2017 from $105.1 million for the year ended December 31, 2016. This decrease was due to the decrease in the average debt outstanding to $2,756.0 million for the year ended December 31, 2017 from $3,077.7 million for the year ended December 31, 2016 as well as a decrease in the weighted average interest rate to 3.9% for the year ended December 31, 2017 from 4.2% for the year ended December 31, 2016. The decrease was partially offset by a decrease in interest capitalized to $21.0 million for the year ended December 31, 2017 compared to $24.1 million for the year ended December 31, 2016.
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
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Year Ended
	December 31, 2017	December 31, 2016
Revenue
Rental	$61,405	$48,343
Operating expense reimbursement	27,024	23,042
Total Revenue	88,429	71,385
Expenses
Rental Property	17,826	13,783
Real estate taxes	11,582	6,873
Other operating expense	(272)	110
Interest expense	6,858	9,950
Depreciation and amortization	19,190	13,642
Impairment charges - real estate assets	6,686	—
Total Expenses	61,870	44,358
Interest and other income	102	104
Gain on property disposition	14,578	—
Income taxes	—	(2)
Income from discontinued operations	41,239	27,129
Noncontrolling interest - operating partnership	(965)	(632)
Income available to common shareholders	$40,274	$26,497

Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. To the extent that a property is sold, or completed and stabilized during a period, it will only impact the results of such period prior to being sold or completed and stabilized, as the case may be. There were two properties classified as discontinued operations and sold during the year ended December 31, 2017.
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
Activity
As of December 31, 2018, the Company had cash and cash equivalents of $95.8 million, including $10.9 million in restricted cash.
Net cash provided by operating activities increased to $383.5 million for the year ended December 31, 2018 from $336.6 million for the year ended December 31, 2017. This $46.9 million increase was primarily due to fluctuations in operating assets and liabilities. Net cash flow provided by operating activities is the primary source of liquidity to fund dividends to shareholders, recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities decreased to $255.1 million for the year ended December 31, 2018 from $465.7 million for the year ended December 31, 2017. This $210.6 million difference was primarily due to the change in net proceeds from dispositions less cash paid for acquisitions which was $351.9 million in 2018 as compared to $123.5 million in 2017.
Net cash used in financing activities was $55.5 million for the year ended December 31, 2018 compared to net cash provided by financing activities of $96.2 million for the year ended December 31, 2017. This $151.7 million change was primarily due to net debt repayment activity associated with the net dispositions and acquisitions activity described above. Net cash used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, equity repurchases and shareholder distributions.
The Company is a party to a credit facility with a maximum availability of $800 million (the "Facility") and a working capital line of credit for $30 million (the "Credit Facilities"). The Company also has a fully drawn delayed draw term loan (the "DDTL") facility for aggregate borrowings of $100 million (together the "Facilities"). The Facilities expire in October 2021 and have two six-month extensions at the Company's option. The interest rate on borrowings under the Facilities fluctuates based upon ratings from Moody's Investor Services, Inc., Standard and Poor's Ratings Group and Fitch, Inc. Based upon the Company’s current credit ratings, borrowings under the Credit Facilities bear interest at LIBOR plus 0.875%. There is also a 0.15% annual facility fee on the aggregate loan commitments of the Credit Facilities. The DDTL currently bears interest at LIBOR plus 0.95%. The Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the Facility. As of December 31, 2018, the Company had $411.8 million outstanding borrowings and $8.3 million of letters of credit issued under the Facilities.
In September 2016, the Company issued $400 million of 3.25% senior unsecured notes due 2026. The Company used a substantial portion of the net proceeds from these notes and the proceeds from asset sales to prepay its 5.5% senior notes due December 2016 in the amount of $300 million, its 6.625% senior notes due October 2017 in the amount of $296.5 million and its 7.5% medium term notes due January 2018 in the amount of $100.0 million. This prepayment resulted in a $27.1 million loss on debt extinguishment.
During the year ended December 31, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million as part of a share repurchase plan.
In October 2017, the Company replaced its existing $800 million credit facility with the new $800 million Facility and a $100 million DDTL.

In October 2017, the Company entered into a working capital line of credit for aggregate borrowings of up to $30 million.

In December 2018, the Company entered into a £129.5 million ten-year mortgage loan secured by properties in the Company's United Kingdom reportable segment at an interest rate of 2.64%.

In January 2019, the Company issued $350 million of 4.375% senior unsecured notes due 2029. The Company used the proceeds to pay down its revolving credit facilities.

In October and November 2018, in anticipation of conducting an offering of senior notes, the Operating Partnership entered into two interest rate lock agreements tied to the U.S. treasury rate.  These agreements were settled prior to the consummation of the above-described senior note offering for an aggregate cost to the Operating Partnership of $5.7 million. See Note 20 - Derivative Instruments.

The Company funds its development activities and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2018, a portion of these activities were funded through the Facilities.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2018, the Company’s debt to gross assets ratio was 38.9% and for the year ended December 31, 2018, the fixed charge coverage ratio was 3.5x. Debt to gross assets equals total long-term debt and borrowings under the Facilities divided by total assets plus accumulated depreciation (including accumulated depreciation in assets held for sale). The fixed charge coverage ratio equals net income before property dispositions plus interest expense, depreciation and amortization, share based compensation and impairment - real estate assets (including the Company's pro rata share of impairment - real estate assets related to unconsolidated joint ventures), divided by interest expense, including capitalized interest, plus distributions on preferred units. All amounts in the calculation of fixed charge coverage include components within both continuing and discontinued operations.
As of December 31, 2018, $393.8 million of mortgage loans (including $66.8 million fixed via a swap arrangement - see Note 20 to the Company's Consolidated Financial Statements) and $2.3 billion in unsecured notes were outstanding with a weighted average interest rate of 3.90%. The interest rates on $2,693.8 million of mortgage loans and unsecured notes are fixed (including those fixed via swap agreements) and range from 2.6% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes as of December 31, 2018 was 5.1 years.
 The Company's contractual obligations, as of December 31, 2018, were as follows (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN
Contractual Obligations (1)	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt (2)	$3,647,768	$178,986	$1,104,656	$834,201	$1,529,925
Land purchase obligations	49,484	49,484	—	—	—
Operating lease obligations	41,441	1,551	3,554	2,138	34,198
Share of debt of unconsolidated joint ventures (2)	284,670	20,463	36,066	9,068	219,073
Tenant contractual obligations	17,751	17,751	—	—	—
Share of tenant contractual obligations of unconsolidated joint ventures	530	530	—	—	—
Letters of credit	8,280	8,280	—	—	—
Land improvement and renovation commitments	12,973	9,106	3,867	—	—
Development in progress	244,014	237,940	6,074	—	—
Development commitment (3)	11,682	11,682	—	—	—
Share of development in progress of unconsolidated joint ventures	20,567	20,567	—	—	—
Total	$4,339,160	$556,340	$1,154,217	$845,407	$1,783,196

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

(2)	Includes principal and interest payments. Interest payments assume borrowings under the Facilities and interest rates remain at the December 31, 2018 level until maturity.

(3)
Included in the development commitment is approximately $170.9 million in costs related to the Company's agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey, of which $159.2 million has been incurred. This building was delivered in December 2018.

As discussed above and in Note 7 to the Company's Consolidated Financial Statements, the Company may initially be required to fund cost overruns in connection with its development of the Comcast Technology Center. As of December 31, 2018, the Company accrued $67.1 million relating to such contingency. Such amount is not included in the table above.
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
The Company's annual Common Share dividend paid was $1.60 per share, $1.675 per share and $1.90 per share in 2018, 2017 and 2016, respectively. Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.

Off-Balance Sheet Arrangements
As of December 31, 2018, the Company had investments in and advances to unconsolidated joint ventures totaling $351.0 million (see Note 7 to the Company's Consolidated Financial Statements included in this report).
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

A reconciliation of NAREIT Funds from operations (“FFO”) available to common shareholders to Net income available to common shareholders for the year ended December 31, 2018, 2017, and 2016 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - basic:
Net income available to common shareholders	$479,607	$282,340	$356,817
Basic - income available to common shareholders	479,607	282,340	356,817
Basic - income available to common shareholders per weighted average share	$3.26	$1.92	$2.44
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	12,950	10,155	11,014
Depreciation and amortization	173,258	180,117	203,626
(Gain)/loss on property dispositions / impairment - real estate assets of unconsolidated joint ventures	6,347	2,972	(7,012)
(Gain) on property dispositions / impairment - depreciable real estate assets continuing operations	(54,244)	(83,800)	(216,148)
(Gain) on property dispositions / impairment - depreciable real estate assets discontinued operations	(295,902)	(7,892)	—
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - real estate assets	3,663	(2,379)	192
NAREIT FFO available to common shareholders – basic	$325,679	$381,513	$348,489
Basic NAREIT FFO available to common shareholders per weighted average share	$2.21	$2.60	$2.38
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders - diluted:
Net income available to common shareholders	$479,607	$282,340	$356,817
Diluted - income available to common shareholders	479,607	282,340	356,817
Diluted - income available to common shareholders per weighted average share	$3.24	$1.91	$2.43
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	12,950	10,155	11,014
Depreciation and amortization	173,258	180,117	203,626
(Gain)/loss on property dispositions / impairment - real estate assets of unconsolidated joint ventures	6,347	2,972	(7,012)
(Gain) on property dispositions / impairment - depreciable real estate assets continuing operations	(54,244)	(83,800)	(216,148)
(Gain) on property dispositions / impairment - depreciable real estate assets discontinued operations	(295,902)	(7,892)	—
Noncontrolling interest less preferred share distributions	11,414	6,752	8,598
NAREIT FFO available to common shareholders - diluted	$333,430	$390,644	$356,895
Diluted NAREIT FFO available to common shareholders per weighted average share	$2.20	$2.59	$2.37
Reconciliation of weighted average shares:
Weighted average common shares - all basic calculations	147,275	146,742	146,204
Dilutive shares for long term compensation plans	946	799	685
Diluted shares for net income calculations	148,221	147,541	146,889
Weighted average common units	3,520	3,528	3,536
Diluted shares for NAREIT FFO calculations	151,741	151,069	150,425

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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company's long-term debt, which is based on estimates by management and on rates quoted on December 31, 2018 for comparable loans, is greater than the aggregate carrying value by approximately $12.0 million at December 31, 2018.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2018, the Company's interest expense would have increased or decreased by $3.2 million. If the interest rate for the fixed rate debt maturing in 2019 had been 100 basis points higher or lower than its current rate of 3.9%, the Company's interest expense would have increased or decreased by $407,000.
The sensitivity analysis above assumes no changes in the Company's financial structure. It also does not consider future fluctuations in interest rates or the specific actions that might be taken by management to mitigate the impact of such fluctuations.
We are exposed to foreign currency exchange variability related to investments in and earnings from our investments in the United Kingdom. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than anticipated because of changes in foreign currency exchange rates.  We primarily hedge our foreign currency risk by borrowing in the currency in which we invest, thereby providing a natural hedge.  As of December 31, 2018, we had outstanding debt denominated in British pounds sterling of £129.5 million (approximately $165.2 million), which was secured by U.K. real estate assets.  As of December 31, 2018 we did not have any foreign currency hedges in place.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2018, the Trust's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Liberty Property Trust
Opinion on Internal Control over Financial Reporting
We have audited Liberty Property Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Liberty Property Trust (the “Trust”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Trust as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules listed in the Index at Item 15 and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Liberty Property Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Trust changed its method of accounting for determining whether an acquisition is an asset or a business effective October 1, 2016 due to the early adoption of Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Trust’s auditor since 1993.
Philadelphia, Pennsylvania
February 26, 2019

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2018, the Operating Partnership's internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

To the Partners of Liberty Property Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Liberty Property Limited Partnership (the “Operating Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules listed in the Index at Item 15 and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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

February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of Liberty Property Limited Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, owners’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for determining whether an acquisition is an asset or a business effective October 1, 2016 due to the early adoption of Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 1993.
Philadelphia, Pennsylvania
February 26, 2019

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share and unit amounts)

	December 31,
	2018	2017
ASSETS
Real estate:
Land and land improvements	$1,256,706	$1,023,553
Building and improvements	4,655,784	4,113,163
Less accumulated depreciation	(974,972)	(851,624)
Operating real estate	4,937,518	4,285,092
Development in progress	472,169	333,437
Land held for development	296,244	330,748
Net real estate	5,705,931	4,949,277
Cash and cash equivalents	84,923	11,882
Restricted cash	10,899	13,803
Accounts receivable, net	14,217	10,373
Deferred rent receivable, net	125,291	106,257
Deferred financing and leasing costs, net	168,739	147,455
Investments in and advances to unconsolidated joint ventures	350,981	288,456
Assets held for sale	220,545	622,575
Prepaid expenses and other assets	252,868	289,679
Total assets	$6,934,394	$6,439,757
LIABILITIES
Mortgage loans, net	$395,202	$267,093
Unsecured notes, net	2,285,698	2,283,513
Credit facilities	411,846	358,939
Accounts payable	65,591	76,077
Accrued interest	22,309	21,796
Dividend and distributions payable	60,560	60,330
Other liabilities	285,696	201,483
Liabilities held for sale	3,183	14,623
Total liabilities	3,530,085	3,283,854
Noncontrolling interest - operating partnership - 301,483 preferred units outstanding as of December 31, 2018 and December 31, 2017	7,537	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 147,899,354 and 147,450,691 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	148	147
Additional paid-in capital	3,691,778	3,674,978
Accumulated other comprehensive loss	(55,243)	(37,797)
Distributions in excess of net income	(306,822)	(549,970)
Total Liberty Property Trust shareholders’ equity	3,329,861	3,087,358
Noncontrolling interest – operating partnership - 3,520,205 common units outstanding as of December 31, 2018 and December 31, 2017	61,471	56,159
Noncontrolling interest – consolidated joint ventures	5,440	4,849
Total equity	3,396,772	3,148,366
Total liabilities, noncontrolling interest - operating partnership and equity	$6,934,394	$6,439,757

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Rental	$480,389	$446,527	$495,067
Operating expense reimbursement	151,276	136,184	167,315
Development service fee income	73,224	82,673	12,941
Total revenue	704,889	665,384	675,323
EXPENSE
Rental property	62,301	57,614	88,698
Real estate taxes	91,663	83,152	92,920
General and administrative	53,843	56,191	63,071
Other operating expense	11,994	6,167	5,017
Interest expense	89,630	84,238	105,127
Loss on debt extinguishment	—	49	27,099
Depreciation and amortization	169,717	162,700	191,448
Development service fee expense	134,825	85,805	12,165
Impairment - real estate assets	32,431	3,946	3,879
Total expense	646,404	539,862	589,424

Interest and other income	12,048	7,734	13,846
Gain on property dispositions	81,514	100,387	219,270
Income taxes	(7,364)	(1,992)	(1,969)
Equity in earnings of unconsolidated joint ventures	21,382	17,155	21,970
Income from continuing operations	166,065	248,806	339,016
Discontinued operations (including net gain of $303.2 million and $14.6 million on property dispositions for the years ended December 31, 2018 and 2017, respectively)	326,538	41,239	27,129
Net income	492,603	290,045	366,145
Noncontrolling interest – operating partnership	(11,886)	(7,224)	(9,070)
Noncontrolling interest – consolidated joint ventures	(1,110)	(481)	(258)
Income available to common shareholders	$479,607	$282,340	$356,817
Net income	$492,603	$290,045	$366,145
Other comprehensive (loss) income - foreign currency translation	(14,161)	18,066	(34,744)
Other comprehensive (loss) income - derivative instruments	(3,700)	605	410
Other comprehensive (loss) income	(17,861)	18,671	(34,334)
Total comprehensive income	474,742	308,716	331,811
Less: comprehensive income attributable to noncontrolling interest	(12,581)	(8,142)	(8,519)
Comprehensive income attributable to common shareholders	$462,161	$300,574	$323,292
Earnings per common share
Basic:
Income from continuing operations	$1.09	$1.65	$2.26
Income from discontinued operations	2.17	0.27	0.18
Income per common share – basic	$3.26	$1.92	$2.44
Diluted:
Income from continuing operations	$1.09	$1.64	$2.25
Income from discontinued operations	2.15	0.27	0.18
Income per common share – diluted	$3.24	$1.91	$2.43
Weighted average number of common shares outstanding
Basic	147,275	146,742	146,204
Diluted	148,221	147,541	146,889
Amounts attributable to common shareholders
Income from continuing operations	$160,677	$242,066	$330,320
Discontinued operations	318,930	40,274	26,497
Net income available to common shareholders	$479,607	$282,340	$356,817
See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2016	147,577,984	$148	$3,669,627	$(22,506)	$(674,688)	$2,972,581	$53,754	$3,919	$3,030,254	$7,537
Net proceeds from the issuance of common shares	802,834	—	13,029	—	—	13,029	—	—	13,029	—
Net income		—	—	—	356,817	356,817	8,598	258	365,673	472
Distributions		—	—	—	(278,764)	(278,764)	(6,780)	(258)	(285,802)	(472)
Share repurchase	(1,396,844)	(1)	(40,895)	—	—	(40,896)	—	—	(40,896)	—
Share-based compensation, net of tax withholdings		—	15,699	—	—	15,699	—	—	15,699	—
Other comprehensive loss - foreign currency translation		—	—	(33,925)	—	(33,925)	(819)	—	(34,744)	—
Other comprehensive income - derivative instruments		—	—	400	—	400	10	—	410	—
Acquisition of noncontrolling interests		—	(1,682)	—	—	(1,682)	—	982	(700)	—
Redemption of noncontrolling interests – common units	9,044	—	132	—	—	132	(132)	—	—	—
Balance at December 31, 2016	146,993,018	147	3,655,910	(56,031)	(596,635)	3,003,391	54,631	4,901	3,062,923	7,537
Net proceeds from the issuance of common shares	447,847	—	8,808	—	—	8,808	—	—	8,808	—
Net income		—	—	—	282,340	282,340	6,752	481	289,573	472
Distributions		—	—	—	(235,675)	(235,675)	(5,509)	(533)	(241,717)	(472)
Share-based compensation, net of tax withholdings		—	10,108	—	—	10,108	—	—	10,108	—
Other comprehensive income - foreign currency translation		—	—	17,643	—	17,643	423	—	18,066	—
Other comprehensive income - derivative instruments		—	—	591	—	591	14	—	605	—
Redemption of noncontrolling interests – common units	9,826	—	152	—	—	152	(152)	—	—	—
Balance at December 31, 2017	147,450,691	147	3,674,978	(37,797)	(549,970)	3,087,358	56,159	4,849	3,148,366	7,537
Net proceeds from the issuance of common shares	448,663	1	7,332	—	—	7,333	—	—	7,333	—
Net income		—	—	—	479,607	479,607	11,414	1,110	492,131	472
Distributions		—	—	—	(236,459)	(236,459)	(5,687)	(519)	(242,665)	(472)
Share-based compensation, net of tax withholdings		—	9,468	—	—	9,468	—	—	9,468	—
Other comprehensive loss - foreign currency translation		—	—	(13,832)	—	(13,832)	(329)	—	(14,161)	—
Other comprehensive loss - derivative instruments		—	—	(3,614)	—	(3,614)	(86)	—	(3,700)	—
Balance at December 31, 2018	147,899,354	$148	$3,691,778	$(55,243)	$(306,822)	$3,329,861	$61,471	$5,440	$3,396,772	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$492,603	$290,045	$366,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	175,815	183,887	207,673
Amortization of deferred financing costs	3,839	3,750	3,974
Expensed pursuit costs	1,795	5,066	1,016
Impairment - real estate assets, including discontinued operations	39,688	10,632	3,879
Loss on debt extinguishment	—	49	27,099
Equity in earnings of unconsolidated joint ventures	(21,382)	(17,155)	(21,970)
Distributions from unconsolidated joint ventures	747	—	—
Gain on property dispositions	(384,673)	(114,965)	(219,270)
Share-based compensation	13,256	14,119	19,850
Development service fee accrual	58,022	6,220	—
Other	(7,524)	824	(6,128)
Changes in operating assets and liabilities:
Accounts receivable	(2,682)	3,512	421
Deferred rent receivable	(18,922)	(19,605)	(16,927)
Prepaid expenses and other assets	23,259	(33,663)	(32,442)
Accounts payable	(7,183)	10,151	8,943
Accrued interest	513	(82)	(4,276)
Other liabilities	16,295	(6,154)	3,075
Net cash provided by operating activities	383,466	336,631	341,062
INVESTING ACTIVITIES
Investment in properties – acquisitions	(497,616)	(255,639)	(9,216)
Investment in properties – other	(44,976)	(56,104)	(55,406)
Investments in and advances to unconsolidated joint ventures	(81,726)	(46,567)	(70,581)
Distributions from unconsolidated joint ventures	39,235	21,042	63,048
Net proceeds from disposition of properties/land	849,528	379,139	1,192,918
Investment in development in progress	(248,587)	(260,447)	(342,489)
Investment in land held for development	(204,522)	(105,564)	(107,400)
Payment of deferred leasing costs	(29,271)	(37,678)	(32,682)
Increase in escrows and other	(37,158)	(103,834)	(23,265)
Net cash (used in) provided by investing activities	(255,093)	(465,652)	614,927
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	7,333	8,808	13,029
Share repurchases, including shares related to tax withholdings	(4,760)	(5,107)	(46,268)
Proceeds from unsecured notes	—	—	396,648
Repayments of unsecured notes including prepayment premium	—	—	(723,368)
Proceeds from mortgage loans	165,229	—	—
Repayments of mortgage loans	(33,561)	(7,795)	(29,538)
Proceeds from credit facility	1,335,214	835,036	591,300
Repayments on credit facility	(1,280,410)	(476,097)	(850,300)
Payment of deferred financing costs	(1,636)	(5,190)	(3,550)
Distributions paid on common shares	(236,336)	(246,589)	(279,248)
Distributions paid on units/noncontrolling interests	(6,621)	(6,835)	(8,212)
Net cash (used in) provided by financing activities	(55,548)	96,231	(939,507)
Net increase (decrease) in cash, cash equivalents and restricted cash	72,825	(32,790)	16,482
(Decrease) increase in cash, cash equivalents and restricted cash related to foreign currency translation	(2,688)	2,450	(4,828)
Cash, cash equivalents and restricted cash at beginning of year	25,685	56,025	44,371
Cash, cash equivalents and restricted cash at end of year	$95,822	$25,685	$56,025
See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	December 31,
	2018	2017
ASSETS
Real estate:
Land and land improvements	$1,256,706	$1,023,553
Building and improvements	4,655,784	4,113,163
Less accumulated depreciation	(974,972)	(851,624)
Operating real estate	4,937,518	4,285,092
Development in progress	472,169	333,437
Land held for development	296,244	330,748
Net real estate	5,705,931	4,949,277
Cash and cash equivalents	84,923	11,882
Restricted cash	10,899	13,803
Accounts receivable, net	14,217	10,373
Deferred rent receivable, net	125,291	106,257
Deferred financing and leasing costs, net	168,739	147,455
Investments in and advances to unconsolidated joint ventures	350,981	288,456
Assets held for sale	220,545	622,575
Prepaid expenses and other assets	252,868	289,679
Total assets	$6,934,394	$6,439,757
LIABILITIES
Mortgage loans, net	$395,202	$267,093
Unsecured notes, net	2,285,698	2,283,513
Credit facilities	411,846	358,939
Accounts payable	65,591	76,077
Accrued interest	22,309	21,796
Distributions payable	60,560	60,330
Other liabilities	285,696	201,483
Liabilities held for sale	3,183	14,623
Total liabilities	3,530,085	3,283,854
Limited partners' equity - 301,483 preferred units outstanding as of December 31, 2018 and December 31, 2017	7,537	7,537
OWNERS’ EQUITY
General partner’s equity - 147,899,354 and 147,450,691 common units outstanding as of December 31, 2018 and December 31, 2017, respectively	3,329,861	3,087,358
Limited partners’ equity – 3,520,205 common units outstanding as of December 31, 2018 and December 31, 2017	61,471	56,159
Noncontrolling interest – consolidated joint ventures	5,440	4,849
Total owners’ equity	3,396,772	3,148,366
Total liabilities, limited partners' equity and owners’ equity	$6,934,394	$6,439,757

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Rental	$480,389	$446,527	$495,067
Operating expense reimbursement	151,276	136,184	167,315
Development service fee income	73,224	82,673	12,941
Total revenue	704,889	665,384	675,323
EXPENSE
Rental property	62,301	57,614	88,698
Real estate taxes	91,663	83,152	92,920
General and administrative	53,843	56,191	63,071
Other operating expense	11,994	6,167	5,017
Interest expense	89,630	84,238	105,127
Loss on debt extinguishment	—	49	27,099
Depreciation and amortization	169,717	162,700	191,448
Development service fee expense	134,825	85,805	12,165
Impairment - real estate assets	32,431	3,946	3,879
Total expense	646,404	539,862	589,424

Interest and other income	12,048	7,734	13,846
Gain on property dispositions	81,514	100,387	219,270
Income taxes	(7,364)	(1,992)	(1,969)
Equity in earnings of unconsolidated joint ventures	21,382	17,155	21,970
Income from continuing operations	166,065	248,806	339,016
Discontinued operations (including net gain of $303.2 million and $14.6 million on property dispositions for the years ended December 31, 2018 and 2017, respectively)	326,538	41,239	27,129
Net income	492,603	290,045	366,145
Noncontrolling interest – consolidated joint ventures	(1,110)	(481)	(258)
Preferred unit distributions	(472)	(472)	(472)
Income available to common unitholders	$491,021	$289,092	$365,415

Net income	$492,603	$290,045	$366,145
Other comprehensive (loss) income - foreign currency translation	(14,161)	18,066	(34,744)
Other comprehensive (loss) income - derivative instruments	(3,700)	605	410
Other comprehensive (loss) income	(17,861)	18,671	(34,334)
Total comprehensive income	$474,742	$308,716	$331,811
Earnings per common unit
Basic:
Income from continuing operations	$1.09	$1.65	$2.26
Income from discontinued operations	2.17	0.27	0.18
Income per common unit - basic	$3.26	$1.92	$2.44
Diluted:
Income from continuing operations	$1.09	$1.64	$2.25
Income from discontinued operations	2.15	0.27	0.18
Income per common unit - diluted	$3.24	$1.91	$2.43
Weighted average number of common units outstanding
Basic	150,795	150,270	149,740
Diluted	151,741	151,069	150,425

Net income allocated to general partners	$479,607	$282,340	$356,817
Net income allocated to limited partners	11,886	7,224	9,070
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands, except unit amounts)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES		TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2016	147,577,984	3,539,075	$2,972,581	$53,754	$3,919		$3,030,254	$7,537
Contributions from partners	802,834		28,728	—	—		28,728	—
Distributions to partners			(278,764)	(6,780)	(258)		(285,802)	(472)
Unit repurchase	(1,396,844)		(40,896)	—	—	—	(40,896)	—
Other comprehensive loss - foreign currency translation			(33,925)	(819)	—		(34,744)	—
Other comprehensive income - derivative instruments			400	10	—		410	—
Net income			356,817	8,598	258		365,673	472
Acquisition of noncontrolling interests			(1,682)	—	982		(700)	—
Redemption of limited partners common units for common shares	9,044	(9,044)	132	(132)	—		—	—
Balance at December 31, 2016	146,993,018	3,530,031	3,003,391	54,631	4,901		3,062,923	7,537
Contributions from partners	447,847		18,916	—	—		18,916	—
Distributions to partners			(235,675)	(5,509)	(533)		(241,717)	(472)
Other comprehensive income - foreign currency translation			17,643	423	—		18,066	—
Other comprehensive income - derivative instruments			591	14	—		605	—
Net income			282,340	6,752	481		289,573	472
Redemption of limited partners common units for common shares	9,826	(9,826)	152	(152)	—		—	—
Balance at December 31, 2017	147,450,691	3,520,205	3,087,358	56,159	4,849		3,148,366	7,537
Contributions from partners	448,663		16,801	—	—		16,801	—
Distributions to partners			(236,459)	(5,687)	(519)		(242,665)	(472)
Other comprehensive loss - foreign currency translation			(13,832)	(329)	—		(14,161)	—
Other comprehensive loss - derivative instruments			(3,614)	(86)	—		(3,700)	—
Net income			479,607	11,414	1,110		492,131	472
Balance at December 31, 2018	147,899,354	3,520,205	$3,329,861	$61,471	$5,440		$3,396,772	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$492,603	$290,045	$366,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	175,815	183,887	207,673
Amortization of deferred financing costs	3,839	3,750	3,974
Expensed pursuit costs	1,795	5,066	1,016
Impairment charges - real estate assets, including discontinued operations	39,688	10,632	3,879
Loss on debt extinguishment	—	49	27,099
Equity in earnings of unconsolidated joint ventures	(21,382)	(17,155)	(21,970)
Distributions from unconsolidated joint ventures	747	—	—
Gain on property dispositions	(384,673)	(114,965)	(219,270)
Noncash compensation	13,256	14,119	19,850
Development service fee accrual	58,022	6,220	—
Other	(7,524)	824	(6,128)
Changes in operating assets and liabilities:
Accounts receivable	(2,682)	3,512	421
Deferred rent receivable	(18,922)	(19,605)	(16,927)
Prepaid expenses and other assets	23,259	(33,663)	(32,442)
Accounts payable	(7,183)	10,151	8,943
Accrued interest	513	(82)	(4,276)
Other liabilities	16,295	(6,154)	3,075
Net cash provided by operating activities	383,466	336,631	341,062
INVESTING ACTIVITIES
Investment in properties – acquisitions	(497,616)	(255,639)	(9,216)
Investment in properties – other	(44,976)	(56,104)	(55,406)
Investments in and advances to unconsolidated joint ventures	(81,726)	(46,567)	(70,581)
Distributions from unconsolidated joint ventures	39,235	21,042	63,048
Net proceeds from disposition of properties/land	849,528	379,139	1,192,918
Investment in development in progress	(248,587)	(260,447)	(342,489)
Investment in land held for development	(204,522)	(105,564)	(107,400)
Payment of deferred leasing costs	(29,271)	(37,678)	(32,682)
Increase in escrows and other	(37,158)	(103,834)	(23,265)
Net cash (used in) provided by investing activities	(255,093)	(465,652)	614,927
FINANCING ACTIVITIES
Proceeds from unsecured notes	—	—	396,648
Repayments of unsecured notes including prepayment premium	—	—	(723,368)
Proceeds from mortgage loans	165,229	—	—
Repayments of mortgage loans	(33,561)	(7,795)	(29,538)
Proceeds from credit facility	1,335,214	835,036	591,300
Repayments on credit facility	(1,280,410)	(476,097)	(850,300)
Payment of deferred financing costs	(1,636)	(5,190)	(3,550)
Capital contributions	7,333	8,808	13,029
Distributions to partners/noncontrolling interests	(247,717)	(258,531)	(333,728)
Net cash (used in) provided by financing activities	(55,548)	96,231	(939,507)
Net increase (decrease) in cash, cash equivalents and restricted cash	72,825	(32,790)	16,482
(Decrease) increase in cash, cash equivalents and restricted cash related to foreign currency translation	(2,688)	2,450	(4,828)
Cash, cash equivalents and restricted cash at beginning of year	25,685	56,025	44,371
Cash, cash equivalents and restricted cash at end of year	$95,822	$25,685	$56,025

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2018
1.     ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at December 31, 2018. The Company owns and operates industrial properties in the United States nationally, as well as in the United Kingdom. The Company intends to divest its remaining office properties (other than its headquarters) over the next few years and focus its efforts and capital solely on its industrial platform. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the "Company,” “we,” “our” and “us” means the Trust and Operating Partnership collectively.

The Operating Partnership is a variable interest entity ("VIE") of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third-party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $75.1 million and $17.3 million as of December 31, 2018 and 2017, respectively.
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
In 2018, the Company began to separately classify other operating expenses in the Consolidated Statements of Comprehensive Income. Other operating expenses include expensed pursuit costs, system implementation costs and severance costs.

The Company is incurring costs associated with its efforts to implement new financial and operating systems in certain cloud computing arrangements. The Company evaluated the arrangements in accordance with ASU 2015-05 "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" and concluded that such arrangements are service contracts under the standard. Accordingly, the Company expenses substantially all costs as incurred. Certain costs that relate to the software service agreements received over time are set up as prepaid and expensed over the applicable service period. These costs include license costs during the implementation period as well as consulting, personnel and other direct costs related to the implementation.
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
Severance costs are incurred in conjunction with certain headcount reductions relating primarily to the Company's change in strategy.
Previously, expensed pursuit costs were on a separate line item on the Company's Consolidated Statements of Comprehensive Income in amounts per the table below. Systems implementation costs and severance costs were included in general and administrative expense in amounts as follows (in thousands):

	2017	2016
Expensed pursuit costs	$5,066	$1,016
General and administrative expense	1,011	4,001

Concentration of Credit Risk
As of December 31, 2018, wholly owned properties were leased to 1,084 customers. The geographic locations that comprise greater than 10% of our segment level operating revenues were Lehigh Valley/Central PA and Carolinas/Richmond. Our customers engage in a wide variety of businesses. No single customer generated more than 4.3% of our consolidated operating rental revenues during 2018. In 2018, the Sears Holdings Corporation filed for reorganization under Chapter 11 of the federal bankruptcy laws. This tenant represents 0.8% of consolidated operating rental revenues during 2018.
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Capital improvements	15 - 20 years
Equipment	5 - 10 years
Tenant improvements	Term of the related lease
The Company capitalizes costs associated with development and redevelopment activities, capital improvements, tenant improvements and leasing activities, including compensation costs. Expenditures directly related to the improvement of real estate, including interest and other costs capitalized on development and redevelopment projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. These capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related compensation and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. The total of capitalized compensation costs directly related to development, redevelopment, capital improvements, and tenant improvements for the years ended December 31, 2018, 2017 and 2016 was $7.1 million, $5.5 million and $7.2 million, respectively. Construction related payables at December 31, 2018 and 2017 were $48.1 million and $49.3 million, respectively.
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
Acquisition-related costs for asset acquisitions are capitalized and included in net real estate at cost. Expenditures for maintenance and repairs are charged to operations as incurred.
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
The Company evaluates its real estate investments upon occurrence of a significant adverse change in its operations and/or market price, an expectation that the asset will be sold or otherwise disposed of before the end of its estimated useful life, among other factors, to assess whether any impairment indicators are present that affect the recovery of the recorded value. If indicators of impairment are identified, the Company estimates the future undiscounted cash flows from the use and eventual disposition of the property and compares this amount to the carrying value of the property. If any real estate investment is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value. If held for sale, a property is not considered impaired unless its estimated fair value (less costs to sell) is less than the property's book value at the balance sheet date.
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
No other-than-temporary impairment losses on the Company's investments in unconsolidated joint ventures were recognized during the years ended December 31, 2016, 2017 or 2018.
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
The allowance for doubtful accounts at December 31, 2018 and 2017 was $6.4 million and $6.6 million, respectively. The Company recognized bad debt expense of $1.4 million, $0.6 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Effective January 1, 2018, the Company adopted the "New Revenue Standards," comprised of: ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance (except revenue in the scope of other accounting standards, including standards related to leasing) as well as the following standards subsequently issued by the FASB related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; ASU 2017-05, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), and ASU 2017-13, Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.
The New Revenue Standards provide a unified model to determine how revenue is recognized. In accordance with the New Revenue Standards, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. The Company evaluated each of its revenue streams: lease agreement revenue, development service fee revenue, deferred land sale revenue and gain or loss on sale of nonfinancial assets and adopted the New Revenue Standards effective January 1, 2018 using the modified retrospective approach. The Company concluded that there are no revenue streams from its lease agreements that are covered by the New Revenue Standards. The Company adopted the practical expedient to assess the recognition of revenue for open contracts during the transition period. There was no adjustment to the opening balance of retained earnings recorded at January 1, 2018.

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

Nine months ended
September 30, 2016
(unaudited)
Other income	$3,789
General and administrative expense	$3,210
For the years ended December 31, 2017 and 2016, revenue and expense associated with service fee development was accounted for under the percentage of completion method. Revenues were recognized on the percentage of completion method based on applicable costs incurred with respect to each development agreement. The Company used the relative sales value method to allocate costs and recognize profits from service fee development. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined.
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

The Company receives cash as it sells improved land sites on behalf of its development partner to home builders in the United Kingdom. These agreements contain a pre-emption clause and a seller's call option. The Company recognizes revenue as the pre-emption period or seller's call option lapses utilizing the output method. There was $2.4 million, $0.3 million, and $2.6 million in revenue recognized for such contracts during the years ended December 31, 2018, 2017 and 2016, respectively.

The New Revenue Standards did not have an impact on the gain or loss on sale of nonfinancial assets. The New Revenue Standards require the Company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when the Company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the Company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. See Note 6 - Real Estate, Note 7 - Investments in Unconsolidated Joint Ventures and Note 19 - Accounting for the Impairment or Disposal of Long-lived Assets for further discussion of sales of nonfinancial assets.

Estimated gross revenue related to the remaining performance obligations under existing contracts (before allocation of related costs and expenses) as of December 31, 2018 that will be recognized as revenue in future periods was approximately $37.1 million, which is expected to be recognized through 2021.

Deferred Financing and Leasing Costs
Costs incurred in connection with leasing or financing of the credit facilities are capitalized and amortized on a straight line basis over the term of the related lease or loan. Costs incurred in connection with the financing of mortgage loans or unsecured notes are reported as a deduction from the face amount of that liability and amortized on a straight line basis over the term of the related loan. Deferred financing cost amortization is reported as interest expense.

Certain employees of the Company are compensated for leasing services related to the Company's properties. The compensation directly related to these leasing services is capitalized and amortized as a deferred leasing cost over the term of the related lease. The total of this capitalized compensation was $2.7 million, $3.6 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Effective January 1, 2019, as a result of the New Lease Standard, only incremental, direct costs will be capitalizable and therefore, certain compensation costs for leasing services will be expensed as incurred.
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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2018 and December 31, 2017. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2018 and December 31, 2017. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes at December 31, 2018 and December 31, 2017 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2018	$395,202	$397,167	$2,285,698	$2,295,699
As of December 31, 2017	$267,093	$267,298	$2,283,513	$2,359,998

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other organizational and operational requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax for those tax years beginning prior to January 1, 2018) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may still be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. The Company continues to consider and implement the relevant provisions of the Tax Cuts and Jobs Act (the "TCJA"), which was signed into law on December 22, 2017 and which generally took effect for taxable years beginning on or after January 1, 2018. Based upon its assessment, when combined with the guidance issued to date by both the Internal Revenue Service and the United States Treasury Department, the Company does not reasonably believe or expect those provisions, or the TCJA in general, will have a material impact on its overall financial condition, business operations or ability to continue to qualify as a REIT on a going forward basis.
Several of the Company's subsidiaries are taxable REIT subsidiaries (each a "TRS") and are subject to federal and state income taxes separate from the Company. In general, a TRS may perform additional services for tenants and generally may engage in real estate or non-real estate businesses that are not permitted REIT activities. The Company itself is also subject to tax in certain states and the United Kingdom. Accordingly, the Company recognizes federal, state and foreign income taxes in accordance with US GAAP, as applicable. In addition, the TCJA implemented a one-time deemed repatriation tax on offshore corporate profits, including any such profits which the Company may have accumulated over the years in its offshore TRSs, at the reduced rates of 15.5% on cash assets and 8% on noncash assets.  The Company has reviewed its accumulated offshore earnings through December 31, 2017 and this provision of the TCJA did not have a material impact on the Company’s overall financial condition or results of operation or its 2017 federal and state tax return filings.
Currently there are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months. The Company's policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There were no interest or penalties deducted in any of the years ended December 31, 2018, 2017 and 2016 and no interest and penalties accrued at December 31, 2018 or December 31, 2017 which related to any uncertain tax positions or significant unrecognized tax benefits.
As of December 31, 2018, certain of the Company's TRSs have estimated net operating loss ("NOL") carryforwards available of approximately $20.8 million. Unless reduced or utilized, these NOL carryforwards are set to begin expiring in 2020. Additionally, the TCJA reduced the corporate federal tax rate in the U.S. from 35% to 21% effective for tax years beginning after December 31, 2017 while also reducing the amount of newly generated NOLs that can generally be utilized by a taxpayer in any tax year from 100% of net taxable income to 90%. As such, deferred tax assets and liabilities, where applicable, were remeasured to account for these changes. After taking into consideration the projected future net taxable income at these entities, and consistent with prior periods, the Company has determined that a valuation allowance for the full carrying value of NOL carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and (in prior years) Luxembourg. With few exceptions, the Company and its subsidiaries are no longer subject to examination by taxing authorities in these jurisdictions for years prior to 2012.
The Federal tax cost basis of the wholly owned real estate was $7.1 billion and $6.8 billion at December 31, 2018 and 2017, respectively.
Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees' requisite service period. The Company recognizes forfeitures on share based compensation as they occur.
Derivative Financial Instruments
The Company borrows funds at a combination of fixed and variable rates. Borrowings under our Facilities and certain bank mortgage loans bear interest at variable rates. Our long-term debt typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under interest rate hedge contracts.
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
Leases
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
The New Lease Standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In addition, the New Lease Standard limits the capitalization of costs by lessors to incremental direct leasing costs. Therefore the Company will no longer capitalize and amortize certain leasing related costs and instead will expense these costs as incurred. Such capitalized costs were approximately $1 million for the year ended December 31, 2018.
The New Lease Standard provides lessors a practical expedient to not separate lease and non-lease components if certain criteria are met. The Company assessed these criteria and concluded that the timing and pattern of transfer for non-lease components and lease components are the same, and therefore will account for and present rental revenue and operating expense reimbursements as a single component.
The Company is a lessee of ground and office space leases. In accordance with the New Lease Standard, for lease agreements longer than one year, the Company will measure the present value of the future lease payments and recognize a right-of-use asset and corresponding lease liability on its balance sheet estimated to range from $18 million to $20 million.
The Company adopted the New Lease standard on January 1, 2019 and applied it prospectively. The following practical expedients available for implementation were elected:

a.	whether an expired or existing contract meets the definition of a lease

b.	the lease classification at the adoption date for existing or expired leases

c.	whether costs previously capitalized as initial direct costs would continue to be amortized

The Company therefore does not expect an adjustment to the opening balance of retained earnings.
Other
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is designed to clarify how entities should classify cash receipts and cash payments in the statement of cash flows. ASU 2016-15 became effective for the Company beginning January 1, 2018. The standard requires retrospective application. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 became effective for the Company beginning January 1, 2018. The new guidance was applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on the consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 is designed to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for the Company beginning January 1, 2019. Early adoption is permitted using a modified retrospective transition method. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company does not believe the adoption of the ASU 2017-12 will have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU 2018-15 is effective for the Company beginning January 1, 2020. Upon adoption, the Company does not anticipate the impact of ASU 2018-15 will have a material impact on the consolidated financial statements.

In August 2018, the Securities and Exchange Commission adopted a final rule that eliminated or amended disclosure requirements that were redundant or outdated in light of changes in its requirements, GAAP, or changes in the business environment. The commission also referred certain disclosure requirements to the FASB for potential incorporation into GAAP. The rule is effective for filings after November 5, 2018. The Company assessed the impact of this rule and determined that the changes resulted in clarification or expansion of existing requirements. The Company adopted the rule and it did not have a material impact on the Company’s consolidated financial statements.

3.     INCOME PER COMMON SHARE OF THE TRUST

The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	2018			2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$160,677	147,275	$1.09	$242,066	146,742	$1.65
Dilutive shares for long-term compensation plans	—	946		—	799
Income from continuing operations net of noncontrolling interest - diluted	$160,677	148,221	$1.09	$242,066	147,541	$1.64
Discontinued operations net of noncontrolling interest - basic	$318,930	147,275	$2.17	$40,274	146,742	$0.27
Dilutive shares for long-term compensation plans	—	946		—	799
Discontinued operations net of noncontrolling interest - diluted	$318,930	148,221	$2.15	$40,274	147,541	$0.27
Net income available to common shareholders - basic	$479,607	147,275	$3.26	$282,340	146,742	$1.92
Dilutive shares for long-term compensation plans	—	946		—	799
Net income available to common shareholders - diluted	$479,607	148,221	$3.24	$282,340	147,541	$1.91

	2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$330,320	146,204	$2.26
Dilutive shares for long-term compensation plans	—	685
Income from continuing operations net of noncontrolling interest - diluted	$330,320	146,889	$2.25
Discontinued operations net of noncontrolling interest - basic	$26,497	146,204	$0.18
Dilutive shares for long-term compensation plans	—	685
Discontinued operations net of noncontrolling interest - diluted	$26,497	146,889	$0.18
Net income available to common shareholders - basic	$356,817	146,204	$2.44
Dilutive shares for long-term compensation plans	—	685
Net income available to common shareholders - diluted	$356,817	146,889	$2.43

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the year as well as the dilutive effect of outstanding options. There were no anti-dilutive options in 2018 or 2017. There were 0.8 million anti-dilutive options that were excluded in 2016 from the computation of diluted income per common share as the exercise price was higher than the average share price of the Company in 2016.

During the years ended December 31, 2018, 2017 and 2016, 151,000, 193,000 and 369,000 common shares, respectively, were issued upon the exercise of options.
During the year ended December 31, 2018, there were no common shares issued in exchange for common units. During the years ended December 31, 2017 and 2016, individuals acquired 9,826 and 9,044 common shares, respectively, in exchange for the same number of common units. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2018, 2017 and 2016, declared dividends per common share were $1.60, $1.60 and $1.90, respectively.

4.    INCOME PER COMMON UNIT OF THE OPERATING PARTNERSHIP

The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	2018			2017
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$164,955			$248,325
Less: Preferred unit distributions	(472)			(472)
Income from continuing operations available to common unitholders - basic	$164,483	150,795	$1.09	$247,853	150,270	$1.65
Dilutive units for long-term compensation plans	—	946		—	799
Income from continuing operations available to common unitholders - diluted	$164,483	151,741	$1.09	$247,853	151,069	$1.64
Income from discontinued operations - basic	$326,538	150,795	$2.17	$41,239	150,270	$0.27
Dilutive units for long-term compensation plans		946			799
Income from discontinued operations - diluted	$326,538	151,741	$2.15	$41,239	151,069	$0.27
Income available to common unitholders - basic	$491,021	150,795	$3.26	$289,092	150,270	$1.92
Dilutive units for long-term compensation plans		946			799
Income available to common unitholders - diluted	$491,021	151,741	$3.24	$289,092	151,069	$1.91

	2016
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations net of noncontrolling interest - consolidated joint ventures	$338,758
Less: Preferred unit distributions	(472)
Income from continuing operations available to common unitholders - basic	$338,286	149,740	$2.26
Dilutive units for long-term compensation plans	—	685
Income from continuing operations available to common unitholders - diluted	$338,286	150,425	$2.25
Income from discontinued operations - basic	$27,129	149,740	$0.18
Dilutive units for long-term compensation plans	—	685
Income from discontinued operations - diluted	$27,129	150,425	$0.18
Income available to common unitholders - basic	$365,415	149,740	$2.44
Dilutive units for long-term compensation plans	—	685
Income available to common unitholders - diluted	$365,415	150,425	$2.43

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the year as well as the dilutive effect of outstanding options. There were no anti-dilutive options in 2018 and 2017. There were 0.8 million anti-dilutive options excluded in 2016 from the computation of diluted income per common unit as the exercise price was higher than the average unit price of the Company in 2016.
During the years ended December 31, 2018, 2017 and 2016, 151,000, 193,000 and 369,000 common units, respectively, were issued upon the exercise of options.
During the year ended December 31, 2018, there were no common shares issued in exchange for common units. During the years ended December 31, 2017 and 2016, individuals acquired 9,826 and 9,044 common shares of the Trust, respectively, in exchange for the same number of common units of the Operating Partnership. These individuals acquired these common units in connection with their contributions to the Operating Partnership of certain assets in prior years. The exchange of common shares for common units is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
During the years ended December 31, 2018, 2017 and 2016, declared dividends per common unit were $1.60, $1.60 and $1.90, respectively.

5.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	December 31,
	2018	2017
Foreign Currency Translation:
Beginning balance	$(38,701)	$(56,767)
Translation adjustment	(14,161)	18,066
Ending balance	(52,862)	(38,701)

Derivative Instruments:
Beginning balance	150	(455)
Unrealized (loss) gain	(3,472)	152
Reclassification adjustment (1)	(228)	453
Ending balance	(3,550)	150
Total accumulated other comprehensive loss	(56,412)	(38,551)
Less: portion included in noncontrolling interest – operating partnership	1,169	754
Total accumulated other comprehensive loss included in shareholders' equity	$(55,243)	$(37,797)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
6.     REAL ESTATE
The Company owns and operates industrial and office properties. The carrying value of these operating properties by type as of December 31, 2018 and 2017 is as follows (in thousands):

	Land	Building
	and Land	and		Accumulated
	Improvements	Improvements	Total	Depreciation
2018
Industrial properties	$1,233,655	$4,353,225	$5,586,880	$926,703
Office properties	23,051	302,559	325,610	48,269

2018 Total	$1,256,706	$4,655,784	$5,912,490	$974,972

2017
Industrial properties	$1,000,810	$3,867,834	$4,868,644	$810,044
Office properties	22,743	245,329	268,072	41,580

2017 Total	$1,023,553	$4,113,163	$5,136,716	$851,624
Depreciation expense was $143.4 million, $148.9 million and $166.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Information on the operating properties the Company sold during the years ended December 31, 2018, 2017 and 2016 is as follows:
2018 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Carolinas/Richmond	1	1.5	80,000	$7,094
Chicago/Minneapolis	—	8.3	—	2,714
Lehigh/Central PA	—	66.2	—	9,700
Philadelphia	1	3.1	207,779	130,818
Southeastern PA	32	—	2,325,039	402,708
United Kingdom	—	—	—	65,334	(1)
Other	5	—	805,746	255,000
Total	39	79.1	3,418,564	$873,368

(1)	The Company sold development rights in Horsham, UK.
2017 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Chicago/Minneapolis	3	—	136,110	$8,917
Florida	—	16.4	—	13,256
Houston	1	42.2	206,808	36,145
Lehigh/Central PA	2	44.3	1,683,876	249,045
Southeastern PA	4	3.0	313,410	56,156
Other	—	7.2	—	3,739
Total	10	113.1	2,340,204	$367,258

2016 Sales

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Gross Proceeds (in thousands)
Chicago/Minneapolis	24	5.3	2,037,275	$199,825
Florida	51	12.1	3,509,641	505,828
Lehigh/Central PA	1	—	120,777	11,200
Philadelphia	—	1.0	—	2,640
Southeastern PA	31	—	2,165,002	266,821
Other	18	18.0	1,631,295	224,241
Total	125	36.4	9,463,990	$1,210,555

During the year ended December 31, 2015, the Company completed a portfolio sale consisting of 41 properties and 20 acres of land in the Southeastern PA segment. As of December 31, 2016, the Company had deferred gain recognition related to this sale in the amount of $14.3 million. During the year ended December 31, 2017, the contingency related to the portfolio sale was settled and the Company recognized the deferred gain in the accompanying consolidated statements of comprehensive income.

Information on the operating properties and land parcels the Company acquired during the years ended December 31, 2018, 2017 and 2016 is as follows:
2018 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Florida	—	30.8	—	$15,478
Lehigh/Central PA	—	170.2	—	34,092
Southern California	5	36.0	1,450,041	291,916
United Kingdom	7	8.7	1,116,421	149,582
Other	4	29.2	1,484,612	141,502
Total	16	274.9	4,051,074	$632,570
2017 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Carolinas/Richmond	—	10.7	—	$1,242
Lehigh/Central PA	—	94.6	—	17,798
Southern California	3	—	1,163,233	176,310
United Kingdom	—	34.6	—	12,550
Other	5	113.6	698,646	88,498
Total	8	253.5	1,861,879	$296,398

2016 Acquisitions

Reportable Segment	Number of Buildings	Acres of Developable Land (unaudited)	Leaseable Square Feet (unaudited)	Purchase Price
				(in thousands)
Carolinas/Richmond	—	12.7	—	$2,251
Chicago/Minneapolis	1	5.6	73,160	11,064
Lehigh/Central PA	—	76.0	—	15,395
Philadelphia	—	6.2	—	13,943
Southeastern PA	—	8.3	—	3,344
Southern California	—	8.1	—	4,041
Other	—	99.5	—	10,854
Total	1	216.4	73,160	$60,892

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
Liberty Venture I, LP
As of December 31, 2018, the Company had a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey. This joint venture is part of the Company's New Jersey reportable segment.
As of December 31, 2018, the joint venture owned 29 industrial properties totaling 4.8 million square feet. During the year ended December 31, 2018 the joint venture brought into service one industrial building totaling 302,000 square feet which is 100% occupied. The total investment for the joint venture is $21.0 million.
The Company had a receivable from Liberty Venture I, LP for $1,000 and $223,000 as of December 31, 2018 and 2017, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $1.3 million, $1.6 million and $2.3 million in fees for services during the years ended December 31, 2018, 2017 and 2016, respectively.
Kings Hill Unit Trust
As of December 31, 2018, the Company had a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office properties in the County of Kent, United Kingdom. This joint venture is part of the Company's United Kingdom reportable segment.
As of December 31, 2018, the joint venture owned 14 office properties totaling 489,000 square feet. A cash sweep of net cash flow was required to be implemented under the mortgage loan encumbering such properties until such time as a loan-to-value milestone was satisfied. In lieu thereof, the joint venture and the bank agreed to a partial pay down of the mortgage loan in 2018.
The Company had notes receivable from Kings Hill Unit Trust for an aggregate of $4.9 million and $4.7 million as of December 31, 2018 and 2017, respectively. The note receivable bears interest at a rate of 10% and is due in November 2020. These related party receivables are reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from Kings Hill Unit Trust for $15,000 and $122,000 as of December 31, 2018 and 2017, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $349,000, $302,000 and $293,000 in fees for services during the years ended December 31, 2018, 2017 and 2016, respectively.
Liberty Illinois, LP
As of December 31, 2018, the Company had a 25% interest in Liberty Illinois, LP, an entity primarily engaged in the ownership of industrial properties in Illinois. This joint venture is part of the Company's Chicago/Minneapolis reportable segment.
As of December 31, 2018, the joint venture owned 12 industrial properties totaling 4.9 million square feet and 248.0 acres of developable land.
During the year ended December 31, 2016, the joint venture sold four properties containing 636,000 square feet for $32.5 million. The Company's share of gain on property dispositions was $1.0 million and is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
The Company had a receivable from Liberty Illinois, LP for $331,000 and $5,000 as of December 31, 2018 and 2017, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $0.9 million, $0.9 million and $1.0 million in fees for services during the years ended December 31, 2018, 2017 and 2016, respectively.

Liberty Washington, LP
As of December 31, 2018, the Company had a 25% interest in Liberty Washington, LP, an entity engaged in the ownership of office properties in Washington, D.C. This joint venture's properties are part of the Company's DC Metro reportable segment.
As of December 31, 2018, the joint venture owned two office properties totaling 451,000 square feet.
During the year ended December 31, 2017, the Company concluded that a property owned by this joint venture had an indicator of impairment as it anticipated a shortened holding period, a major lease expiration and a significant capital investment. In addition, during 2018 the Company concluded that the property was further impaired. The 2018 impairment resulted from a decline in the Washington DC market fundamentals. The joint venture recognized impairment charges of $25.4 million and $15.9 million for the years ended December 31, 2018 and 2017, respectively. The Company's share of these impairment charges was $6.3 million and $4.0 million for the years ended December 31, 2018 and 2017, respectively. The impairment charges were related to the Company's DC Metro reportable segment and the Company's share was included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. The Company determined these impairments based on estimated future discounted cash flows. This is a Level 3 fair value calculation.
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
The Company had a receivable from Liberty Washington, LP for $1,000 and $316,000 as of December 31, 2018 and 2017, respectively. This related party receivable is reflected as prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $1.2 million, $1.1 million and $2.0 million in fees for services during the years ended December 31, 2018, 2017 and 2016, respectively.
Liberty/Comcast 1701 JFK Boulevard, LP
As of December 31, 2018, the Company had a 20% interest in Liberty/Comcast 1701 JFK Boulevard LP ("Liberty/Comcast") an entity engaged in the ownership of a 1.26 million square foot office tower in Philadelphia, Pennsylvania. This joint venture is part of the Company's Philadelphia reportable segment.

During the year ended December 31, 2018, this joint venture paid in full its $305.2 million mortgage loan. The payment was funded through loans from the joint venture partners in proportion to their ownership interests. The Company's portion of the loan to the joint venture was $60.8 million as of December 31, 2018 and is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets. The Company had a payable to this joint venture for $59,000 as of December 31, 2018 and 2017. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
The Company had a receivable from this joint venture for $326,000 and $272,000 as of December 31, 2018 and 2017, respectively. This related party receivable is reflected in prepaid expenses and other assets in the Company's consolidated balance sheets.
The Company recognized $2.8 million, $2.7 million and $2.7 million in fees for services during the years ended December 31, 2018, 2017 and 2016, respectively.

Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the "Project") located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building includes 1.3 million square feet of leasable office space (the "Office"), which is substantially complete, and will include a 217-room Four Seasons Hotel (the "Hotel") (collectively, "Liberty Property 18th & Arch"). Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $961.2 million.  The Company's investment in the project is expected to be approximately $192.2 million with 20% ownership interests in both joint ventures. As of December 31, 2018, the Company's investment in these joint ventures was $191.4 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
During the year ended December 31, 2018, the joint venture owning the office portion of the Comcast Technology Center brought into service 250,000 square feet of office space representing a Total Investment by such joint venture of $136.1 million. During the year ended December 31, 2017, the joint venture owning the office portion of the Comcast Technology Center brought into service 1.1 million square feet of office space representing a Total Investment by such joint venture of $599.6 million. The office portion of the Project is now substantially complete. The 217-room Four Seasons hotel representing an aggregate Total Investment by the joint venture owning the hotel portion of the Comcast Technology Center of $225.5 million when completed continued to be developed by such joint venture as of December 31, 2018.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third party contractor (the "GMP Contracts") to construct the Project. The Company has been notified by its third-party contractor that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts, which guaranteed maximum price has been previously adjusted pursuant to accepted change orders. The Company intends to pursue all remedies to recover from the third-party contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations. However, the general contractor has generally refused to fund the additional costs, and the Company has begun to fund, and may continue to fund, cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. The Company has accrued such amounts as additional development service fee expense in its consolidated statements of comprehensive income for year ended December 31, 2018. As of December 31, 2018 and December 31, 2017, the Company had accrued $67.1 million and $5.6 million, respectively, relating to the above-described development cost guarantees which are included in other liabilities in the accompanying consolidated balance sheets. The Company is accounting for the development of the Project using the percentage of completion method. The Company recognized losses of $61.8 million and $3.5 million for the year ended December 31, 2018 and 2017, respectively, and income of $0.6 million for the year ended December 31, 2016 in developer service fee income, net of developer service fee expense and other related expenses.
In addition to the costs to comply with the Company's obligations under its development cost guarantee, claims have been asserted by the third-party contractor and certain subcontractors. There can be no assurances that amounts incurred, including as a result of such claims, will not exceed the above estimates. The Company is not able to reasonably estimate the amount of additional expenses, if any, that it may incur as a result of such claims, and accordingly any potential exposure of the Company for such claims is not included within the accrual described above. If the Company were to incur additional expenses in connection with its development cost guarantee or in connection with such claims, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company’s results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, such recoveries would be recorded when and if realized in future periods.
The Company had a receivable from this joint venture of $1.3 million and $466,000 as of December 31, 2018 and 2017, respectively. This receivable is included in prepaid expenses and other assets in the Company's consolidated balance sheets.
During the year ended December 31, 2016, the joint venture sold three residential condominium units located on the 45th floor containing 14,700 square feet for $14.3 million. The Company's share of gain on property dispositions was $0.3 million and is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
The Company manages and leases the Office and Four Seasons Hotels Limited will manage the Hotel. The Company recognized $2.2 million, $230,000 and $75,000 in related fee income during the years ended December 31, 2018, 2017 and 2016, respectively.
Other Joint Ventures
As of December 31, 2018, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has seven operating properties and an investment in land held for development and is part of the Company's Florida reportable segment. Another of these joint ventures sold its real estate assets in 2016 and was part of the Company's United Kingdom reportable segment. The sales price was $13.7 million and the Company's share of the loss on sale was $6,000. This amount is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.
One joint venture has a leasehold interest and does not operate or own operating properties and is part of the Company's United Kingdom reportable segment. The Company had a note payable due to this joint venture of $2.4 million and $2.5 million as of December 31, 2018 and 2017, respectively. The note payable is interest free and is due upon written notice from the joint venture. This related party payable is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.
Additionally, as of December 31, 2018, the Company had a 20% ownership interest in an unconsolidated joint venture that owns one redevelopment property comprising 48,000 square feet for $15.0 million. This joint venture also owns one acre of developable land and is part of the Company's Philadelphia reportable segment.
The Company's share of each of the joint venture's earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.

Summary Financial Data
The condensed balance sheets as of December 31, 2018 and 2017 and condensed statements of operations for the years ended December 31, 2018, 2017 and 2016 for Liberty Venture I LP, Kings Hill Unit Trust, Liberty Illinois, LP, Liberty Washington LP, Liberty/Comcast, Liberty Property 18th & Arch, and the other unconsolidated joint ventures are as follows (in thousands):

Condensed Balance Sheets:

	December 31, 2018
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other	Total
Real estate assets	$251,648	$144,742	$252,751	$210,732	$497,623	$688,537	$98,659	$2,144,692
Accumulated depreciation	(54,373)	(30,554)	(61,593)	(15,009)	(152,169)	(21,160)	(12,991)	(347,849)
Real estate assets, net	197,275	114,188	191,158	195,723	345,454	667,377	85,668	1,796,843
Development in progress	—	—	—	—	—	192,568	7,675	200,243
Land held for development	—	—	33,769	—	—	—	39,728	73,497
Other assets	23,180	12,141	14,662	17,146	43,671	152,845	29,085	292,730
Total assets	$220,455	$126,329	$239,589	$212,869	$389,125	$1,012,790	$162,156	$2,363,313

Debt	$170,743	$84,691	$138,964	$101,532	$—	$—	$74,081	$570,011
Related party debt	—	20,239	—	—	304,000	—	—	324,239
Other liabilities	3,782	8,537	7,304	3,719	8,292	118,953	9,014	159,601
Equity	45,930	12,862	93,321	107,618	76,833	893,837	79,061	1,309,462
Total liabilities and equity	$220,455	$126,329	$239,589	$212,869	$389,125	$1,012,790	$162,156	$2,363,313

Company's net investment in unconsolidated joint ventures (1)	$9,516	$6,230	$13,863	$27,020	$75,102	$191,430	$27,820	$350,981

	December 31, 2017
	Liberty	Kings Hill	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Unit Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other	Total
Real estate assets	$229,600	$152,998	$252,593	$274,847	$496,210	$551,874	$98,589	$2,056,711
Accumulated depreciation	(48,629)	(30,028)	(57,444)	(49,106)	(138,943)	(4,070)	(10,995)	(339,215)
Real estate assets, net	180,971	122,970	195,149	225,741	357,267	547,804	87,594	1,717,496
Development in progress	18,337	—	—	—	—	289,767	—	308,104
Land held for development	—	—	33,500	—	—	—	41,075	74,575
Other assets	20,722	10,957	16,337	18,566	49,755	98,191	24,263	238,791
Total assets	$220,030	$133,927	$244,986	$244,307	$407,022	$935,762	$152,932	$2,338,966

Debt	$166,295	$92,131	$138,869	$102,624	$305,223	$—	$63,999	$869,141
Related party debt	—	21,435	—	—	—	—	—	21,435
Other liabilities	4,117	6,621	7,548	4,954	9,488	102,982	8,420	144,130
Equity	49,618	13,740	98,569	136,729	92,311	832,780	80,513	1,304,260
Total liabilities and equity	$220,030	$133,927	$244,986	$244,307	$407,022	$935,762	$152,932	$2,338,966

Company's net investment in unconsolidated joint ventures (1)	$10,425	$6,100	$14,980	$34,107	$17,307	$177,843	$27,694	$288,456

Condensed Statements of Operations:

	Year Ended December 31, 2018
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$30,310	$13,925	$24,729	$25,713	$71,389	$74,309	$14,563	$254,938
Operating expense	(7,947)	(5,150)	(7,874)	(9,496)	(32,404)	(20,240)	(4,373)	(87,484)
Interest	(6,184)	(2,713)	(4,771)	(4,418)	(425)	—	(3,403)	(21,914)
Related party interest	—	—	—	—	(13,418)		—	(13,418)
Depreciation and amortization	(7,747)	(3,577)	(7,014)	(5,513)	(14,285)	(17,184)	(2,902)	(58,222)
Other income (expense)	(16)	(196)	(56)	(68)	(436)	(3,982)	11,265	6,511
Gain (loss) on sale/impairment	—	—	—	(25,389)	—	—	—	(25,389)
Net income (loss)	$8,416	$2,289	$5,014	$(19,171)	$10,421	$32,903	$15,150	$55,022

Company's equity in earnings (loss) of unconsolidated joint ventures	$2,540	$602	$1,752	$(4,189)	$5,499	$7,126	$8,052	$21,382

	Year Ended December 31, 2017
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$31,079	$12,976	$23,711	$25,439	$65,372	$16,544	$11,118	$186,239
Operating expense	(8,101)	(4,756)	(7,989)	(9,147)	(26,474)	(3,417)	(3,365)	(63,249)
Interest	(5,801)	(2,329)	(5,882)	(4,065)	(19,411)	—	(2,807)	(40,295)
Depreciation and amortization	(7,598)	(3,238)	(6,918)	(5,926)	(14,485)	(4,077)	(2,124)	(44,366)
Other income (expense)	(100)	(4)	(71)	(65)	(325)	(547)	15,549	14,437
Gain (loss) on sale/impairment	—	—	—	(15,910)	—	30	—	(15,880)
Net income (loss)	$9,479	$2,649	$2,851	$(9,674)	$4,677	$8,533	$18,371	$36,886

Company's equity in earnings (loss) of unconsolidated joint ventures	$2,914	$660	$2,118	$(1,941)	$1,659	$1,782	$9,963	$17,155

	Year Ended December 31, 2016
	Liberty	Kings Hill Unit	Liberty	Liberty	Liberty/	Liberty Property
	Venture I, LP	Trust	Illinois, LP	Washington, LP	Comcast	18th & Arch (2)	Other (3)	Total
Total revenue	$25,149	$11,926	$26,599	$39,727	$65,587	$—	$9,888	$178,876
Operating expense	(6,835)	(4,854)	(9,961)	(15,935)	(26,761)	(280)	(2,801)	(67,427)
Interest	(4,182)	(2,554)	(7,243)	(10,866)	(19,737)	—	(2,462)	(47,044)
Depreciation and amortization	(6,375)	(3,557)	(7,589)	(10,750)	(14,513)	—	(1,925)	(44,709)
Other income (expense)	50	(77)	64	257	(213)	1,270	7,123	8,474
Gain (loss) on sale/impairment	—	—	4,068	40,943	—	—	(11)	45,000
Net income (loss)	$7,807	$884	$5,938	$43,376	$4,363	$990	$9,812	$73,170

Company's equity in earnings (loss) of unconsolidated joint ventures	$2,332	$275	$2,065	$10,857	$1,594	$213	$4,634	$21,970

(1)
Differences between the Company's net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture are primarily a result of impairments related to the Company's investment in unconsolidated joint ventures, the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. These adjustments have resulted in an aggregate difference reducing the Company's investments in unconsolidated joint ventures by $65.4 million and $3.0 million as of December 31, 2018 and 2017, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans) are typically depreciated over the life of the related asset.

(2)	Represents the combined results two joint ventures related to the property at 18th and Arch Streets, Philadelphia.

(3)
Other income/(expense) for this group of joint ventures reflects gains related to the sales of land leasehold interests totaling $11.5 million, $16.0 million and $7.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8.     DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs were comprised of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Deferred financing costs	$19,598	$17,044
Deferred leasing costs	203,609	175,656
Market value intangible	18,071	18,802
Origination value intangible	96,529	90,116
	337,807	301,618
Accumulated amortization:
Deferred financing costs	13,217	11,002
Deferred leasing costs	84,806	69,118
Market value intangible	14,611	14,324
Origination value intangible	56,434	59,719
	169,068	154,163
Deferred financing and leasing costs, net	$168,739	$147,455
Amortization of deferred financing costs was $3.8 million, $3.8 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of deferred leasing costs and origination value intangible was $30.0 million, $31.6 million and $37.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, the remaining weighted-average amortization period was 2.1 years for market value intangible and 4.2 years for origination value intangible.
The table above includes market value intangible assets. There were also $11.2 million and $9.6 million of unamortized market value intangible liabilities as of December 31, 2018 and 2017, respectively. These liabilities are included as other liabilities in the accompanying consolidated balance sheets of the Company. Amortization of the aggregate asset and liability for market value intangible was income of $45,000 for the year ended December 31, 2018 and expense of $1.3 million and $1.6 million for the years ended December 31, 2017, and 2016, respectively. The amount for the year ended December 31, 2018 was an increase in rental revenue and the amounts for the years ended December 31, 2017 and 2016 were included as a decrease in rental revenue in the accompanying consolidated statements of comprehensive income.
The aggregate amortization of net market value intangible assets and liabilities is a decrease (increase) in rental revenue over the next five years and thereafter as follows (in thousands):

2019	$(435)
2020	(1,224)
2021	(1,128)
2022	(1,177)
2023	(638)
Thereafter	(3,121)
Total	$(7,723)
The aggregate amortization expense for origination value intangible asset for the next five years and thereafter is as follows (in thousands):

2019	$12,345
2020	7,674
2021	6,315
2022	4,063
2023	2,498
Thereafter	7,200
Total	$40,095

9.     INDEBTEDNESS
Overview
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the Company's Credit Facilities (see below). The weighted average interest rates for the years ended December 31, 2018, 2017 and 2016 were 3.8%, 3.8% and 4.3%, respectively. Interest costs during the years ended December 31, 2018, 2017 and 2016 in the amount of $24.5 million, $21.0 million and $24.1 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2018, 2017 and 2016 was $118.4 million, $111.8 million and $142.7 million, respectively.
The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are detailed below under the heading "Credit Facilities." As of December 31, 2018, the Company was in compliance with all financial and non-financial covenants.
The scheduled principal amortization and maturities of the Company's mortgage loans, unsecured notes outstanding and the Credit Facilities (as defined below) and the related weighted average interest rates at December 31, 2018 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facilities	Total	Rate
2019	$6,504	$50,043	$—	$—	$56,547	4.0%
2020	3,539	67,361	350,000	—	420,900	4.7%
2021	2,504	65,009	—	411,846	479,359	3.5%
2022	2,172	—	400,000	—	402,172	4.1%
2023	2,281	—	300,000	—	302,281	3.4%
2024	2,395	—	450,000	—	452,395	4.4%
2025	2,503	—	400,000	—	402,503	3.8%
2026	2,494	1,946	400,000	—	404,440	3.3%
2027	2,617	—	—	—	2,617	4.8%
2028 and thereafter	17,183	165,229	—	—	182,412	2.9%
Subtotal	$44,192	$349,588	$2,300,000	$411,846	$3,105,626	3.8%
Reconciling items (1)	1,422	—	(14,302)	—	(12,880)
Total for consolidated balance sheet	$45,614	$349,588	$2,285,698	$411,846	$3,092,746

(1)	Includes deferred financing costs, premium/discount and market adjustments.
Mortgage Loans and Unsecured Notes
Mortgage loans with maturities ranging from 2019 to 2033 were collateralized by and in some instances cross-collateralized by properties with a net book value of $478.7 million as of December 31, 2018.
The interest rates on $2,693.8 million of mortgage loans (including $66.8 million fixed via a swap arrangement - see Footnote 20 - Derivative Instruments) and unsecured notes are fixed and range from 2.6% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.1 years.

Credit Facilities

The Company has maintained an unsecured credit facility throughout 2016, 2017 and 2018. During that period the Company has replaced, restated and amended its credit facility. This activity has resulted in changes to borrowing capacity, due dates, borrowing costs and covenant calculations. As replaced, restated and amended these credit facilities are referred to below as the "Credit Facility." The Credit Facility includes a revolving credit facility for aggregate borrowings of $800 million and a delayed draw term loan facility for aggregate borrowings of $100 million. The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc., Standard and Poor’s Ratings Group and Fitch, Inc. Based on the Company's ratings as of December 31, 2018, borrowings under the revolving credit facility currently bear interest at LIBOR plus 0.875% and the delayed draw term loan facility bear interest at LIBOR plus 0.95%. The revolving credit facility also contains an annual facility fee, the rate of which is currently 0.15% of the aggregate loan commitments. The Credit Facility provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Credit Facility expires in October 2021 and has two six-month extensions at the Company's option, subject to the payment of a stated fee. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the revolving credit facility. There were $310.0 million borrowings outstanding under the revolving credit facility and $100.0 million borrowings under the delayed draw term loan facility as of December 31, 2018. As of December 31, 2018, letters of credit to third parties totaling $8.3 million had been issued for the account of the Company under this Credit Facility. The Credit Facility contains financial covenants, certain of which are set forth below:

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

In October 2017, the Company entered into a credit agreement for a working capital facility for aggregate borrowings of up to $30 million. This facility has the same maturity date, facility fee, covenants and interest rate borrowing terms as the revolving credit facility described above. There were $1.8 million in borrowings outstanding under the working capital facility as of December 31, 2018.

Activity

In September 2016, the Company issued $400 million of 3.25% senior unsecured notes due 2026. The Company used a substantial portion of the net proceeds from these notes and the proceeds from asset sales to prepay its 5.5% senior notes due December 2016 in the amount of $300 million, its 6.625% senior notes due October 2017 in the amount of $296.5 million and its 7.5% medium term notes due January 2018 in the amount of $100.0 million. This prepayment resulted in a $27.1 million loss on debt extinguishment.

In October 2017, the Company replaced its existing $800 million Credit Facility with a new $800 million revolving credit facility and a $100 million delayed draw term loan facility. Additionally, the Company entered into a working capital facility for aggregate borrowings of up to $30 million.

In December 2018, the Company entered into a £129.5 million mortgage loan secured by properties in the Company's United Kingdom reportable segment at an interest rate of 2.64%.

In January 2019, the Company issued $350 million of 4.375% senior unsecured notes due 2029. The Company used the proceeds to pay down its revolving credit facilities. See Note 22 - Subsequent Events.

10.     LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2018 are as follows (in thousands):

2019	$499,382
2020	449,258
2021	381,385
2022	313,556
2023	244,783
Thereafter	1,059,713
Total	$2,948,077
In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of comprehensive income.
11.     NONCONTROLLING INTEREST - OPERATING PARTNERSHIP / LIMITED PARTNERS' EQUITY - PREFERRED UNITS
As of December 31, 2018, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$7,537	301	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash.
Preferred distributions related to the Series I units were $472,000 for each of the years ended December 31, 2018, 2017 and 2016.

12.     SHAREHOLDERS' EQUITY - TRUST
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $241.8 million, $252.3 million and $285.9 million during the years ended December 31, 2018, 2017 and 2016, respectively. On a per share basis, the Company paid common share and common unit distributions of $1.60, $1.675 and $1.90 during the years ended December 31, 2018, 2017 and 2016, respectively.
The following unaudited table summarizes the taxability of common share distributions (taxability for 2018 is estimated):

	2018	2017	2016

Ordinary dividend	$1.3676	$1.5369	$1.0319
Qualified dividend	—	0.0150	0.0013
Capital gain - 20%	0.0928	0.0482	—
IRC Sec 1250 unrecaptured gain - 25%	0.1396	0.0749	0.6176
Return of capital	—	—	0.2492
Total	$1.6000	$1.6750	$1.9000

The Company's tax return for the year ended December 31, 2018 has not been filed. The taxability information presented for the 2018 distributions is based upon the best available data at the time of this filing. In addition, certain of the Company's prior federal income tax returns may still be subject to examination by various taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions being reported here could be changed at a later date as a result of an examination and final determination by such taxing authorities.

Common units
The common units of the Operating Partnership not held by the Trust outstanding as of December 31, 2018 have the same economic characteristics as common shares of the Trust. The 3,520,205 outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3,520,205 outstanding common units based on the closing price of the common shares of the Company at December 31, 2018 was $147.4 million.
No common units were issued in connection with acquisitions during 2018, 2017 or 2016.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2018, 2017, and 2016, 36,807, 42,366, and 56,426 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company's Credit Facility and for general corporate purposes.
Continuous Equity Offering
The Company has a continuous equity offering program in place for up to $200 million of equity, of which $125.0 million remains available. The Company did not sell any common shares pursuant to its continuous equity offering program during 2018, 2017 or 2016.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.
Share Repurchase
In September 2017, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 2019. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.
During the year ended December 31, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million as part of a previously authorized share repurchase plan. There were no share repurchases under this plan or the current plan in 2017 or 2018.

13.     OWNERS' EQUITY - OPERATING PARTNERSHIP

Common Units

General and limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Operating Partnership and certain subsequent acquisitions. The common units outstanding as of December 31, 2018 have the same economic characteristics as common shares of the Trust. The 3,520,205 outstanding common units are the limited partners' equity - common units held by persons and entities other than the Trust, the general partner of the Operating Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by the Trust and the common units held by persons and entities other than the Trust are counted in the weighted average number of common units outstanding during any given period. The 3,520,205 outstanding common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 3,520,205 outstanding common units at December 31, 2018 based on the closing price of the common shares of the Company at December 31, 2018 was $147.4 million.
No common units were issued in connection with acquisitions during 2018, 2017 or 2016.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2018, 2017, and 2016, 36,807, 42,366, and 56,426 common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. A corresponding number of common units were issued by the Operating Partnership. The Company used the proceeds to pay down outstanding borrowings under the Company's existing credit facility and for general corporate purposes.
Noncontrolling Interest - Consolidated Joint Ventures
Noncontrolling interest - consolidated joint ventures includes third-party ownership interests in consolidated joint venture investments.
Share Repurchase
In September 2017, the Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 2019. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.
During the year ended December 31, 2016, the Company purchased an aggregate of 1.4 million common shares for $40.9 million as part of a previously authorized share repurchase plan. In connection with these repurchases, an equal number of common units were repurchased by the Operating Partnership from the Trust. There were no share repurchases under this plan or the current plan in 2017 or 2018.

14.     EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its employees. The Company matches the employees' contributions up to 3% of the employees' salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $784,000, $755,000 and $874,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company capitalized $1.0 million, $1.1 million and $1.2 million in share-based compensation costs for the years ended December 31, 2018, 2017, and 2016, respectively.
Options
All options granted have a 10-year term and most options vest and are expensed over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share-based compensation cost related to options for the years ended December 31, 2018, 2017 and 2016 was $12,000, $73,000 and $165,000, respectively.
A summary of the Company's share option activity and related information for the year ended December 31, 2018 follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding January 1, 2018	1,581	$34.97
Exercised	(151)	32.83
Outstanding December 31, 2018	1,430	$35.20
Exercisable at December 31, 2018	1,430	$35.20
No new options were granted during the years ended December 31, 2018, 2017 and 2016. Exercise prices for options outstanding as of December 31, 2018 ranged from $20.32 to $39.59. At December 31, 2018, the weighted average remaining contractual life of the options outstanding and exercisable was 4.0 years.
During the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $1.4 million, $1.4 million and $3.5 million, respectively. As of December 31, 2018, 1.4 million options outstanding and exercisable had an exercise price lower than the closing price of the Company's common shares. The aggregate intrinsic value of these options was $9.6 million at that date. The total cash received from the exercise of options for the years ended December 31, 2018, 2017 and 2016 was $5.0 million, $6.7 million and $14.4 million, respectively.
As of December 31, 2018, there were no unrecognized compensation costs related to nonvested options granted under the Plan.
Long Term Incentive Shares ("LTI")
During January 2018, 2017 and 2016, restricted LTI share grants made under the Plan were valued at the grant date fair value, which is the market price of the underlying common shares. LTI share grants after February 2017 were valued at the average closing price of the Company's shares for the trading days included within the 30-calendar-day period prior to and including the date of grant. The shares vest over either a 3-year or 5-year period beginning with the first anniversary of the grant and subject to certain accelerated vesting due to the age and years of service of certain employees.
During 2018, 2017 and 2016, the Company granted restricted stock units to the executive officers pursuant to the Plan.
For the chief executive officer's 2016 and 2017 awards, a portion of the restricted stock units will vest up to 272% at the end of a 3-year period. For the chief executive officer's 2018 award, a portion of the restricted stock units will vest up to 250% at the end of a 3-year period. For the other executives, for awards in 2016, 2017 and 2018 a portion of the restricted stock units will vest up to 200% at the end of a 3-year period. A portion ("First Portion") of the award vests based on how the Company's total return compares to the average total returns of a selected group of peer companies. The grant date fair value of the First Portion was calculated based on a Monte Carlo simulation model and was determined to be 149%, 132% and 174% of the market value of a common share as of the grant date ("Market Value") for the chief executive officer and 125%, 105% and 136% of the Market Value for the other executives for the 2018, 2017 and 2016 grants, respectively. A separate grant was made to the Company's Chief Financial Officer in 2016 when he joined the Company, and the grant date fair value of this award's First Portion was determined to be 160% of the Market Value as of the grant date. The First Portion is amortized over the respective 3-year period subject to certain accelerated vesting due to the age and years of service of certain executive officers.
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
The key assumptions used in the Monte Carlo simulations are as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.39%	1.43%	1.01%
Volatility	19%	20%	19%
The volatility factor is based on the Company's historical daily share prices.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2018, 2017 and 2016 was $11.1 million, $11.3 million and $12.2 million, respectively.

The Company's restricted LTI share activity for the year ended December 31, 2018 is as follows:

	Shares (000s)	Weighted Avg. Grant Date Fair value
Nonvested at January 1, 2018	775	$36.43
Granted	343	39.89
Vested	(292)	36.29
Forfeited	(44)	37.85
Nonvested at December 31, 2018	782	$37.92
The weighted average fair value of restricted shares granted during the years ended December 31, 2018, 2017 and 2016 was $39.89, $39.93 and $32.48 per share, respectively. As of December 31, 2018, there was $8.4 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was $10.6 million, $11.7 million and $9.0 million, respectively.
Bonus Shares
During the years ended December 31, 2018, 2017 and 2016, the Plan provided that employees of the Company could elect to receive bonuses or commissions in the form of common shares in lieu of cash ("Bonus Shares"). By making such election, the employee received shares equal to 120% of the cash value of the bonus or commission, for up to $50,000 of such bonus or commission, and 100% thereof for amounts exceeding $50,000, in each case reduced by applicable withholding tax. Bonus Shares issued for the years ended December 31, 2018, 2017 and 2016 were 41,620, 51,416 and 140,376, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $2.0 million and $4.7 million, respectively.
Profit Sharing
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of cash contributions to an investment account depending on Company performance. Compensation cost related to the profit sharing plan for the years ended December 31, 2018, 2017 and 2016 was $706,000, $730,000 and $669,000, respectively.
Remaining Reserved Common Shares under the Plan
An additional 4,653,912, 5,049,687 and 5,264,285 common shares were reserved for issuance for future grants under the Plan at December 31, 2018, 2017 and 2016, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan ("ESPP"). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee's salary, at a 15% discount to fair market value. There were 7,475, 10,410 and 11,022 shares issued, in accordance with the ESPP, during the years ended December 31, 2018, 2017 and 2016, respectively. Share-based compensation cost related to the ESPP for the years ended December 31, 2018, 2017 and 2016 was $87,502, $80,000 and $122,000, respectively.
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

Operating Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable operating ground leases under which the Company is the lessee, as of December 31, 2018, were as follows (in thousands):

Year	Amount
2019	$961
2020	961
2021	961
2022	961
2023	961
2024 though 2067	34,194
Total	$38,999
Operating ground lease expense incurred by the Company during the years December 31, 2018, 2017 and 2016 totaled $1.5 million, $0.1 million and $1.0 million, respectively.
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. The Company believes that as of December 31, 2018 there were no legal proceedings, claims or assessments expected to have a material adverse effect on the Company’s business or financial statements.
Other
As of December 31, 2018, the Company had letter of credit obligations of $8.3 million related to development requirements. The Company believes that it is remote that there will be a draw upon these letter of credit obligations.
As of December 31, 2018, the Company had 29 buildings under development. These buildings are expected to contain a total of 8.2 million square feet of leaseable space and represent an anticipated aggregate investment of $735.0 million. At December 31, 2018, Development in Progress totaled $472.2 million. In addition, as of December 31, 2018, the Company had invested $13.2 million in deferred leasing costs related to these development buildings.
As of December 31, 2018, the Company was committed to $13.0 million in improvements on certain buildings and land parcels.
As of December 31, 2018, the Company was obligated to pay for tenant improvements not yet completed for a maximum of $17.8 million.
As of December 31, 2018, the Company was committed to $49.5 million in future land purchases which it expects to complete during the year ended December 31, 2019.
As of December 31, 2018, the Company was developing two buildings for its unconsolidated joint ventures which represented an anticipated aggregate investment by the joint ventures of $235.8 million.

Two unconsolidated joint ventures in which the Company holds an interest have engaged the Company as the developer of the Comcast Technology Center (the “Project") pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third party contractor (the "GMP Contracts") to construct the Project. As discussed in Note 7, the Company has been notified by its third-party contractor that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts, which guaranteed maximum price has been previously adjusted pursuant to accepted change orders. The Company intends to pursue all remedies to recover from the third-party contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations. However, the general contractor has generally refused to fund these additional costs, and the Company has begun to fund and may continue to fund cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. As of December 31, 2018 and December 31, 2017, the Company had accrued $67.3 million and $5.6 million, respectively, relating to the above-described development cost guarantees which are included in other liabilities in the accompanying consolidated balance sheets.

In addition to the costs to comply with the Company's obligations under its development cost guarantee, claims have been asserted by the third-party contractor and certain subcontractors. There can be no assurances that amounts incurred, including as a result of such claims, will not exceed the above estimates. The Company is not able to reasonably estimate the amount of additional expenses, if any, that it may incur as a result of such claims, and accordingly any potential exposure of the Company for such claims is not included within the accrual described above. If the Company were to incur additional expenses in connection with its development cost guarantee or in connection with such claims, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company’s results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, such recoveries would be recorded when and if realized in future periods.

As of December 31, 2018, the Company was also committed to approximately $170.9 million in costs related to its agreement to develop, on a fee basis, an office building and infrastructure improvements for American Water Works in Camden, New Jersey. As of December 31, 2018, $159.2 million of these costs had been incurred.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
17.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2018 and 2017 follows (in thousands, except for per share data):

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2018	2018	2018	2018	2017	2017	2017	2017

Total revenue	$180,281	$170,389	$174,091	$180,128	$179,825	$170,783	$160,747	$154,029
Income from continuing operations	58,084	49,740	12,942	45,299	109,245	57,770	44,460	37,331
Discontinued operations	115,832	104,332	7,948	98,426	22,579	3,389	8,358	6,913
Net income	173,916	154,072	20,890	143,725	131,824	61,159	52,818	44,244
Income per common share - basic (1)	1.15	1.02	0.13	0.95	0.87	0.41	0.35	0.29
Income per common share - diluted (1)	1.14	1.01	0.13	0.95	0.87	0.40	0.35	0.29

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

18.     SEGMENT INFORMATION

The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At December 31, 2018, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

•Carolinas/Richmond;
•Chicago/Minneapolis;
•Florida;
•Houston;
•Lehigh/Central PA;
•Philadelphia;
•Southeastern PA;
•Southern California; and
•United Kingdom.

Certain other segments are aggregated into an "Other" category which includes the reportable segments: Arizona; Atlanta; Cincinnati/Columbus/Indianapolis; Dallas; DC Metro; and New Jersey.
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

The operating information by reportable segment is as follows (in thousands):

	Year ended
	December 31,
	2018	2017	2016
Operating revenue
Carolinas/Richmond	$79,271	$74,158	$66,270
Chicago/Minneapolis	67,551	64,706	84,028
Florida	64,486	59,526	99,733
Houston	64,968	59,957	59,582
Lehigh/Central PA	156,629	163,026	141,046
Philadelphia	44,387	45,504	41,838
Southeastern PA	27,874	59,762	91,656
Southern California	30,939	13,856	11,019
United Kingdom	17,193	13,917	13,376
Other	134,553	116,868	125,502
Segment-level operating revenue	687,851	671,280	734,050

Reconciliation to total operating revenues
Development service fee income (1)	73,224	82,673	12,941
Discontinued operations	(56,056)	(88,429)	(71,385)
Other	(130)	(140)	(283)
Total operating revenue	$704,889	$665,384	$675,323

Net operating income
Carolinas/Richmond	$57,105	$53,132	$46,170
Chicago/Minneapolis	40,781	39,231	45,258
Florida	44,204	39,850	62,177
Houston	37,766	32,300	32,499
Lehigh/Central PA	114,201	119,304	102,209
Philadelphia	36,216	35,279	30,862
Southeastern PA	20,044	35,641	53,947
Southern California	24,360	10,199	7,079
United Kingdom	8,996	7,657	6,390
Other	86,638	75,928	82,195
Segment-level net operating income	470,311	448,521	468,786

Reconciliation to income from continuing operations
Interest expense (2)	(95,442)	(91,096)	(115,077)
Loss on debt extinguishment	—	(49)	(27,099)
Development service fee income	73,224	82,673	12,941
Development service fee expense	(134,825)	(85,805)	(12,165)
Depreciation/amortization expense (2) (3)	(129,048)	(132,613)	(152,556)
Impairment - real estate assets (2)	(39,688)	(10,632)	(3,879)
Gain on property dispositions	81,514	100,387	219,270
Equity in earnings of unconsolidated joint ventures	21,382	17,155	21,970
General and administrative expense (2) (3)	(37,278)	(39,024)	(40,090)
Other operating expenses (3)	(10,835)	(5,294)	(4,418)
Discontinued operations excluding gain on property dispositions	(23,379)	(26,661)	(27,129)
Income taxes (3)	(4,701)	(240)	47
Other (4)	(5,170)	(8,516)	(1,585)
Income from continuing operations	$166,065	$248,806	$339,016
(1) Prior to the fourth quarter of 2016, development service fee income had been classified as other income and development service fee expense had been classified as general and administrative expense. See Note 2.
(2) Includes activity in discontinued operations.
(3) Excludes costs which are included in determining segment-level net operating income.
(4) Includes severance activity in segment-level net operating income.

The amount of depreciation and amortization expense related to tenant improvement and lease transaction costs within each reporting segment for the net operating income calculation is as follows (in thousands):

	Year ended
	December 31,
	2018	2017	2016
Carolinas/Richmond	$5,445	$5,205	$4,944
Chicago/Minneapolis	4,912	4,393	5,858
Florida	4,050	4,174	6,605
Houston	4,898	5,155	4,713
Lehigh/Central PA	13,121	14,475	12,262
Philadelphia	2,626	2,797	2,706
Southeastern PA	630	3,617	6,134
Southern California	850	612	367
United Kingdom	384	340	259
Other	9,109	8,509	8,687
Depreciation and amortization of tenant improvement and lease transaction costs	$46,025	$49,277	$52,535

The Company's operating revenue by product type and by reportable segment for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Industrial	Office	Total	Industrial	Office	Total	Industrial	Office	Total
Carolinas/Richmond	$79,271	$—	$79,271	$74,158	$—	$74,158	$66,270	$—	$66,270
Chicago/Minneapolis	63,393	4,158	67,551	60,826	3,880	64,706	65,007	19,021	84,028
Florida	61,878	2,608	64,486	56,923	2,603	59,526	66,028	33,705	99,733
Houston	64,968	—	64,968	58,606	1,351	59,957	58,370	1,212	59,582
Lehigh/Central PA	156,629	—	156,629	163,026	—	163,026	138,766	2,280	141,046
Philadelphia	11,923	32,464	44,387	11,914	33,590	45,504	12,842	28,996	41,838
Southeastern PA	4,139	23,735	27,874	8,925	50,837	59,762	19,448	72,208	91,656
Southern California	30,939	—	30,939	13,856	—	13,856	11,019	—	11,019
United Kingdom	13,601	3,592	17,193	10,369	3,548	13,917	10,775	2,601	13,376
Other	105,622	28,931	134,553	88,601	28,267	116,868	80,743	44,759	125,502
	$592,363	$95,488	687,851	$547,204	$124,076	671,280	$529,268	$204,782	734,050
Reconciliation to total operating revenue
Development service fee income			73,224			82,673			12,941
Discontinued operations			(56,056)			(88,429)			(71,385)
Corporate other			(130)			(140)			(283)
Total operating revenue			$704,889			$665,384			$675,323

The Company's total assets by reportable segment as of December 31, 2018 and 2017 is as follows (in thousands):

	As of December 31,
	2018	2017
Carolinas/Richmond	$525,041	$543,922
Chicago/Minneapolis	591,792	615,186
Florida	547,232	533,861
Houston	568,756	498,584
Lehigh/Central PA	1,210,220	1,210,746
Philadelphia	624,373	665,843
Southeastern PA	48,827	241,128
Southern California	660,688	362,122
United Kingdom	463,162	251,824
Other	1,497,629	1,445,531
Segment-level total assets	6,737,720	6,368,747
Corporate Other	196,674	71,010
Total assets	$6,934,394	$6,439,757

The Company's real estate assets by reportable segment as of December 31, 2018 and 2017 is as follows (in thousands):

	As of December 31,
	2018	2017
Carolinas/Richmond	$495,149	$491,916
Chicago/Minneapolis	545,919	557,782
Florida	492,797	483,355
Houston	509,100	456,675
Lehigh/Central PA	1,151,148	1,121,115
Philadelphia	286,568	279,338
Southeastern PA	15,467	19,357
Southern California	633,450	343,520
United Kingdom	347,886	191,552
Other	1,228,447	1,004,667
Total real estate assets	$5,705,931	$4,949,277

The Company incurred the following costs related to its long-lived assets for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Costs incurred on long-lived assets
Carolinas/Richmond	$22,220	$31,958	$51,647
Chicago/Minneapolis	3,326	14,246	29,317
Florida	41,967	23,832	38,312
Houston	77,323	17,522	25,831
Lehigh/Central PA	63,926	89,304	176,386
Philadelphia	3,326	30,685	57,691
Southeastern PA	5,118	9,737	4,824
Southern California	298,580	183,842	5,599
United Kingdom	165,276	10,501	11,492
Other	240,476	220,411	101,901
Total costs incurred on long-lived assets	$921,538	$632,038	$503,000

19.     ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
In 2017, the Company initiated a strategic shift whereby it plans to divest of its remaining suburban office properties. In 2018, the Company updated its strategy whereby it plans to divest of its remaining office properties. The Company determined that the strategic shift would have a major effect on its operations and financial results. As such, properties sold or those that meet the criteria to be classified as held for sale within the new corporate strategy were classified within discontinued operations. Consistent with the held for sale criteria these properties are expected to be sold within one year. As the result of the classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to these properties were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Comprehensive Income.

The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations in this report:

	Held for Sale as of December 31, 2018	Sold during the year ended December 31, 2018	Sold during the year ended December 31, 2017	Total
Properties included in discontinued operations	10	37	2	49
Properties included in continuing operations	1	2	8	11
Properties sold or classified as held for sale	11	39	10	60
The following table illustrates the number of sold or held-for-sale properties included in discontinued operations by reportable segment:

Reportable Segment	Held for Sale as of December 31, 2018	Sold during the year ended December 31, 2018	Sold during the year ended December 31, 2017
Florida	3	—	—
Houston	—	—	1
Southeastern PA	5	32	1
Other	2	5	—
Total	10	37	2

A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates is as follows (in thousands):

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenue
Rental	$43,393	$61,405	$48,343
Operating expense reimbursement	12,663	27,024	23,042
Total Revenue	56,056	88,429	71,385
Expenses
Rental property	6,959	17,826	13,783
Real estate taxes	7,354	11,582	6,873
Other operating expense	(9)	(272)	110
Interest expense	5,812	6,858	9,950
Depreciation and amortization	5,356	19,190	13,642
Impairment charges - real estate assets	7,257	6,686	—
Total Expense	32,729	61,870	44,358
Interest and other income	52	102	104
Gain on property dispositions	303,159	14,578	—
Income taxes	—	—	(2)
Income from discontinued operations	326,538	41,239	27,129
Noncontrolling interest - operating partnership	(7,608)	(965)	(632)
Income available to common shareholders	$318,930	$40,274	$26,497

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale (without continuing involvement) to the sum of total net assets plus consolidated debt.
Capital expenditures on a cash basis for the year ended December 31, 2018, 2017 and 2016 were $6.1 million, $62.4 million and $18.9 million, respectively, related to properties within discontinued operations.
In October 2016, the Company completed the sale of a portfolio of 108 properties totaling approximately 7.6 million square feet and 26.7 acres of land for $969 million for a net gain of $179.1 million. As this sale did not represent a strategic shift for the Company, it is not classified as discontinued operations.
A summary of net income (excluding gain on sale) related to this portfolio is as follows (in thousands):

Year Ended
December 31, 2016
Net income	$48,609
Noncontrolling interest - operating partnership	(1,142)
Income available to common shareholders	$47,467

Assets Held for Sale
As of December 31, 2018, 11 operating properties and 69 acres of land held for development were classified as held for sale, of which 10 operating properties met the criteria to be classified within discontinued operations. As of December 31, 2017, 27 operating properties were classified as held for sale, of which 25 operating properties met the criteria to be classified within discontinued operations. In addition as of December 31, 2017, nine acres of land held for development were classified as held for sale and classified within continuing operations.
The following table illustrates aggregate balance sheet information for all held-for-sale properties (in thousands):

	December 31, 2018			December 31, 2017
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and land improvements	$1,301	$92,889	$94,190	$3,476	$155,974	$159,450
Buildings and improvements	5,638	126,001	131,639	80,738	493,615	574,353
Development in progress	—	—	—	—	45,035	45,035
Land held for development	26,253	—	26,253	863	—	863
Accumulated depreciation	(1,546)	(36,569)	(38,115)	(11,785)	(187,335)	(199,120)
Deferred financing and leasing costs, net	58	2,781	2,839	2,210	15,296	17,506
Other assets	164	3,575	3,739	5,137	19,351	24,488
Assets held for sale	$31,868	$188,677	$220,545	$80,639	$541,936	$622,575

Liabilities held for sale	$141	$3,042	$3,183	$1,153	$13,470	$14,623

In January 2019, three properties totaling 151,000 square feet which were held for sale and classified in discontinued operation in the Company's Florida segment as of December 31, 2018 were sold for $23.4 million.
Asset Impairment

The Company evaluates its real estate investments upon the occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. In addition to other factors it considers as described in Note 2 - Summary of Significant Accounting Policies, the Company considers strategic divestiture decisions that have either resulted in the disposition or potential disposition of certain properties prior to the end of their remaining useful lives. As a result, during the years ended December 31, 2018, 2017 and 2016, the Company recognized impairment losses of $39.7 million, $10.6 million and $3.9 million, respectively. The impairment losses are for operating properties or land parcels and were in the reportable segments and for the amounts as indicated below (in thousands):

	Year Ended December 31,
Reportable Segment	2018	2017	2016
Florida	$2,396	$—	$—
Houston	—	10,632	—
Chicago/Minneapolis	2,456	—	3,879
Philadelphia	26,000	—	—
Southeastern PA	1,579	—	—
Other	7,257	—	—
Total	$39,688	$10,632	$3,879

Consistent with its strategy to divest its remaining office properties and focus its efforts and capital solely on its industrial platform, the Company evaluated its office properties and land holdings in the latter part of 2018, and as a result, recognized impairment losses on certain properties which the Company is either holding for sale and/or it is planning to sell. For the year ended December 31, 2018, the Company recorded an impairment charge of $7.3 million relating to one office property held for sale which is included in discontinued operations, and impairments of $6.4 million relating to certain land holdings, which is included in impairment - real estate assets in the Company's consolidated statements of comprehensive income.

In addition, the Company recorded an impairment of $26.0 million related to its Camden Waterfront project located in Camden, New Jersey which is included in impairment - real estate assets in the Company's consolidated statements of comprehensive income. The Company evaluated the recoverability of the carrying value of its total investment in the Camden Waterfront project in 2018. Factors considered in evaluating the carrying value of this project included probability weighted projections of future cash flows, which are influenced by management’s judgments regarding the site configuration, absorption rates and timing of future fee development projects, the amount, timing and sunset provisions of government incentives aimed at inducing office users to relocate to Camden, and general market conditions affecting demand for office space in Camden. As a result of changes to management’s estimates of probability weighted future cash flow impacted by the above-described factors during the second quarter of 2018, the Company concluded that an indicator of impairment existed and the Company may not recover the carrying value of its investment in the Camden Waterfront project. As such, the Company recorded the impairment charge in the second quarter of 2018. The impairment charge was equal to the amount by which the Company estimated the carrying value of its total investment in the Camden Waterfront project exceeded the current estimated fair value of its investment.
For the year ended December 31, 2017, $6.7 million in impairments related to properties sold were included in discontinued operations and $3.9 million in impairment - real estate assets related to land held for development. Consistent with the Company’s strategy to divest suburban office properties in 2017, as discussed above, properties and related land were disposed of before the end of their estimated useful lives at a time when the market price was below the Company’s net investment in the properties.
For the year ended December 31, 2016, $3.9 million in impairments related to properties sold.
The Company determined the above-described impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820. These measurements have occurred throughout the respective periods as circumstances arise, and the resulting estimates of fair value are not necessarily reflective of measurements at the period’s end.
The Company has evaluated each of its properties and land held for development and has determined that there were no additional valuation adjustments necessary at December 31, 2018. The Company applied reasonable estimates and judgments in determining the level of impairments recognized. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record impairment charges in the future.
20.     DERIVATIVE INSTRUMENTS
The Company borrows funds at a combination of fixed and variable rates. Borrowings under the Company's Facilities and certain bank mortgage loans bear interest at variable rates. Our long-term debt typically bears interest at fixed rates. The Company's interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve these objectives, from time to time, the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. The Company generally does not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of the Company's variable rate debt is generally adjusted at, daily, one or three month intervals, subject to settlements under interest rate hedge contracts.
Cash Flow Hedges of Interest Rate Risk
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
The Company determines the fair value of its interest rate derivatives by using the standard methodology of netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate derivatives are based on expectations of future interest rates (forward curves) estimated by observing market interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented.
During 2017 and a portion of 2018, the Company held an interest in three interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages that were also assumed. The Swaps had aggregate notional amounts of $66.8 million and $96.2 million at December 31, 2018 and 2017, respectively, and two of the Swaps expire in 2020. One interest rate swap contract and related mortgage loan were repaid in April 2018 on the maturity date.
In 2018, in anticipation of conducting an offering of senior notes, the Operating Partnership entered into two interest rate lock agreements tied to the U.S. treasury rate for an aggregate notional amount of $200 million.  An interest rate lock is a tool used to manage interest-rate risk by effectively securing interest rates on federal government securities as of the agreement date, to cover future expenses that will be financed by a debt offering. One agreement had a notional amount of $100 million and expired in 2018 and was settled for $2.4 million. The second agreement had a notional amount of $100 million and expired in 2019. It was settled prior to consummation of the January 2019 offering of senior notes for $3.3 million. See Note 21 - Subsequent Events.
The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.

The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the year ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss)	$(3,477)	$176	$(648)
Amount of gain (loss) related to the effective portion reclassified to interest expense	$228	$(453)	$(1,069)
Amount of gain (loss) related to the ineffective portion recognized in interest expense	$91	$168	$(48)
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017 (amounts in thousands).

	Derivatives
		Fair Value at:
	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$677	$2,243
Interest Rate Treasury Locks	Other Liabilities	3,972	—
Total		$4,649	$2,243

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $8,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next twelve months.

The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest for approximately $4.7 million.

21. SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENT OF CASH FLOWS
The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	2018	2017	2016
Write-off of fully depreciated/amortized property and deferred costs - properties included in continuing operations	$50,169	$24,985	$34,399
Write-off of fully depreciated/amortized property and deferred costs - properties included in discontinued operations	247	6,951	7,007
Write-off of depreciated property and deferred costs due to sale/demolition - properties included in continuing operations	20,272	15,760	461,480
Write-off of depreciated property and deferred costs due to sale/demolition - properties included in discontinued operations	143,572	17,335	—
Write-off of costs related to early debt extinguishment	—	—	219
Changes in accrued development capital expenditures - properties included in continuing operations	9,078	14,723	(13,651)
Changes in accrued development capital expenditures - properties included in discontinued operations	(1,880)	(2,382)	2,283
Unrealized (loss) gain on cash flow hedge	(3,700)	605	410
Capitalized equity-based compensation	972	1,096	1,221
Redemption of noncontrolling interests - common units	—	152	132

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

The following is a reconciliation of the Company's cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Cash and cash equivalents at beginning of period	$11,882	$43,642
Restricted cash at beginning of period	13,803	12,383
Cash and cash equivalents and restricted cash at beginning of period	$25,685	$56,025

Cash and cash equivalents at end of period	$84,923	$11,882
Restricted cash at end of period	10,899	13,803
Cash and cash equivalents and restricted cash at end of period	$95,822	$25,685

Restricted cash includes tenant security deposits and escrow funds that the Company maintains pursuant to certain mortgage loans. Restricted cash also includes the undistributed proceeds from the sale of land in Kent County, United Kingdom.

22. SUBSEQUENT EVENTS

In January 2019, the Company issued $350 million of 4.375% senior unsecured notes due 2029. The Company used the proceeds to pay down its revolving credit facilities.

In October and November 2018, in anticipation of conducting an offering of senior notes, the Operating Partnership entered into two interest rate lock agreements tied to the U.S. treasury rate.  These agreements were settled prior to the consummation of the described above senior note offering for an aggregate cost to the Operating Partnership of $5.7 million. See Note 20 - Derivative Instruments.

Liberty Property Trust and Liberty Property Limited Partnership
Schedule II (in thousands)

The following table details the activity for the allowance for doubtful accounts.

	Balance at December 31, 2017	Additions	Deductions	Balance at December 31, 2018
Allowance for Doubtful Accounts - Straight Line Rent	$549	$1,431	$(647)	$1,333
Allowance for Doubtful Accounts - Accounts Receivable	6,063	5,925	(6,905)	5,083
Total	$6,612	$7,356	$(7,552)	$6,416

	Balance at December 31, 2016	Additions	Deductions	Balance at December 31, 2017
Allowance for Doubtful Accounts - Straight Line Rent	$530	$1,729	$(1,710)	$549
Allowance for Doubtful Accounts - Accounts Receivable	6,802	7,248	(7,987)	6,063
Total	$7,332	$8,977	$(9,697)	$6,612

	Balance at December 31, 2015	Additions	Deductions	Balance at December 31, 2016
Allowance for Doubtful Accounts - Straight Line Rent	$581	$824	$(875)	$530
Allowance for Doubtful Accounts - Accounts Receivable	6,317	4,950	(4,465)	6,802
Total	$6,898	$5,774	$(5,340)	$7,332

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1467 Perryman Road	Aberdeen, MD	$—	$12,052,635	$—	$35,350,875	$12,334,030	$35,069,480	$47,403,510	$4,214,259	2014	5 - 40
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	6,378,428	5,816,839	25,248,972	31,065,811	8,227,740	2005	5 - 40
869 S Route 53	Addison, IL	—	1,194,223	4,201,881	230,036	1,194,223	4,431,918	5,626,141	658,252	2013	5 - 40
901 S Route 53	Addison, IL	—	2,055,066	5,984,093	879,888	2,055,066	6,863,981	8,919,047	1,230,963	2013	5 - 40
8620 Congdon Hill Drive	Alburtis, PA	—	38,328,000	—	36,647,068	38,328,000	36,647,068	74,975,068	3,101,872	2015	5 - 40
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	2,434,125	4,722,683	21,356,770	26,079,453	7,396,339	2004	5 - 40
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,199,097	3,717,733	14,180,445	17,898,178	5,997,398	2004	5 - 40
400 Nestle Way	Allentown, PA	—	8,065,500	—	31,538,572	8,184,096	31,419,976	39,604,072	16,558,762	1997	5 - 40
650 Boulder Drive	Allentown, PA	—	5,208,248	—	32,440,853	9,961,788	27,687,313	37,649,101	11,327,870	2002	5 - 40
651 Boulder Drive	Allentown, PA	—	4,308,646	—	18,551,417	4,308,646	18,551,417	22,860,063	10,468,080	2000	5 - 40
700 Nestle Way	Allentown, PA	—	3,473,120	—	20,401,484	4,174,970	19,699,634	23,874,604	11,536,583	1998	5 - 40
705 Boulder Drive	Allentown, PA	—	10,594,027	—	28,810,136	10,596,767	28,807,396	39,404,163	17,664,832	2001	5 - 40
7165 Ambassador Drive	Allentown, PA	—	792,999	—	4,694,609	804,848	4,682,760	5,487,608	2,265,255	2002	5 - 40
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	4,665,457	2,670,673	17,973,041	20,643,714	9,990,484	1988	5 - 40
7339 Industrial Boulevard	Allentown, PA	—	1,187,776	—	7,592,257	1,197,447	7,582,586	8,780,033	4,441,217	1996	5 - 40
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	4,003,719	726,651	9,016,968	9,743,619	5,686,680	1976	5 - 40
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	12,646,983	3,645,117	13,021,124	16,666,241	5,718,258	1999	5 - 40
8150 Industrial Boulevard	Allentown, PA	—	2,564,167	—	9,443,051	2,571,466	9,435,752	12,007,218	4,279,822	2002	5 - 40
8250 Industrial Boulevard	Allentown, PA	—	1,025,667	—	5,254,712	1,035,854	5,244,525	6,280,379	2,154,620	2002	5 - 40
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,402,563	7,521,211	26,607,300	34,128,511	8,740,124	2005	5 - 40
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	6,029,991	532,047	6,029,212	6,561,259	4,218,156	1988	5 - 40
6350 Hedgewood Drive	Allentown, PA	—	360,027	—	4,526,060	560,691	4,325,396	4,886,087	2,757,186	1989	5 - 40
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	4,369,686	541,459	4,369,022	4,910,481	2,735,162	1990	5 - 40
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	3,446,028	707,867	3,445,364	4,153,231	2,054,135	1990	5 - 40
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,589,269	484,361	1,558,223	2,042,584	770,493	1996	5 - 40
6540 Stonegate Drive	Allentown, PA	—	422,042	—	5,337,127	422,730	5,336,439	5,759,169	3,335,623	1988	5 - 40
6560 Stonegate Drive	Allentown, PA	—	458,281	—	3,856,517	458,945	3,855,853	4,314,798	2,468,547	1989	5 - 40
6580 Snowdrift Road	Allentown, PA	—	388,328	—	4,876,767	389,081	4,876,014	5,265,095	3,417,222	1988	5 - 40
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	780,423	1,093,724	4,629,961	5,723,685	2,503,775	1990	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
2250 East Bardin Road	Arlington, TX			4,754,659	—	1,110,192	5,864,850	30,284,926	36,149,776	434,113	2017	5 - 40
3095 Presidential Drive	Atlanta, GA	—		200,351	1,729,161	255,502	200,351	1,984,663	2,185,014	436,384	2013	5 - 40
3097 Presidential Drive	Atlanta, GA	—		188,680	1,721,048	405,231	188,680	2,126,279	2,314,959	359,030	2013	5 - 40
7030 Buford Highway NE	Atlanta, GA	—	*	919,850	4,051,340	954,682	919,850	5,006,022	5,925,872	1,064,051	2013	5 - 40
Barton 150, Lichfield Road, Barton Business Park	Barton Under Needwood, UK		*	2,196,955	13,643,981	(3,633,742)	1,692,997	10,514,197	12,207,194	1,647,568	2018	5 - 40
1055-1071 Kingsland Drive	Batavia, IL	—		727,294	2,367,529	706,473	727,294	3,074,002	3,801,296	659,693	2013	5 - 40
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	722,788	299,600	2,541,649	2,841,249	1,231,732	1985	5 - 40
11800 Baltimore Avenue	Beltsville,MD	—		2,769,962	1,829,028	267,937	2,663,725	2,203,203	4,866,928	430,470	2013	5 - 40
11850 Baltimore Avenue	Beltsville,MD	—		3,595,044	2,415,132	164,477	3,457,162	2,717,491	6,174,653	759,246	2013	5 - 40
11900 Baltimore Avenue	Beltsville,MD	—		3,492,036	2,024,038	520,179	3,358,104	2,678,149	6,036,253	851,104	2013	5 - 40
12104 Indian Creek Court	Beltsville,MD	—		2,021,752	2,503,802	339,825	2,021,752	2,843,627	4,865,379	765,205	2013	5 - 40
12200 Indian Creek Court	Beltsville,MD	—		1,347,882	1,460,291	623,867	1,347,882	2,084,158	3,432,040	479,038	2013	5 - 40
12240 Indian Creek Court	Beltsville,MD	—		1,479,307	2,159,997	791,665	1,479,307	2,951,663	4,430,970	635,369	2013	5 - 40
1071 Thorndale Avenue	Bensenville,IL	—		2,173,006	2,280,788	291,248	2,016,715	2,728,327	4,745,042	605,234	2013	5 - 40
1260-1274 Ellis Street	Bensenville,IL	—	*	2,298,560	4,020,382	360,126	2,298,560	4,380,508	6,679,068	910,658	2013	5 - 40
371-377 Meyer Road	Bensenville,IL	—	*	1,903,423	3,563,953	581,650	1,903,423	4,145,603	6,049,026	835,950	2013	5 - 40
350 North York Road	Bensenville, IL			3,043,130	—	(1,288,668)	1,754,462	4,763,320	6,517,782	1,668	2017	5 - 40
850-880 Devon Ave	Bensenville,IL	—	*	2,958,756	7,959,013	780,065	2,958,756	8,739,078	11,697,834	1,719,794	2013	5 - 40
10 Emery Street	Bethlehem, PA	—		5,591,216	32,941,818	8,083,706	8,947,574	37,669,166	46,616,740	6,155,898	2014	5 - 40
2785 Commerce Center Boulevard	Bethlehem, PA	—		11,961,623	—	46,707,077	12,009,985	46,658,715	58,668,700	7,007,059	2011	5 - 40
1455 Remington Boulevard	Bolingbrook, IL	—		2,501,294	10,704,719	26,008	2,501,294	10,730,727	13,232,021	1,725,320	2012	5 - 40
150 E Crossroads Parkway	Bolingbrook, IL	—	*	3,078,949	14,143,377	1,303,328	3,078,949	15,446,705	18,525,654	2,859,514	2013	5 - 40
553 S Joliet Ave	Bolingbrook, IL	—	*	3,764,831	15,109,947	2,933,005	3,764,831	18,042,952	21,807,783	3,595,146	2013	5 - 40
400 Boulder Drive	Breinigsville, PA	—		2,859,106	—	12,772,102	2,865,575	12,765,633	15,631,208	4,196,273	2003	5 - 40
8201 Industrial Boulevard	Breinigsville, PA	—		2,089,719	—	9,261,318	2,222,168	9,128,869	11,351,037	2,428,891	2006	5 - 40
8451 Willard Drive	Breinigsville, PA	—		8,752,708	—	40,889,400	11,511,499	38,130,609	49,642,108	12,471,964	2007	5 - 40
860 Nestle Way	Breinigsville, PA	—		8,118,881	18,885,486	7,522,275	8,118,881	26,407,761	34,526,642	11,645,718	2004	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
3525 Gravel Springs Road	Buford, GA	—		1,391,065	—	5,767,103	1,629,677	5,528,491	7,158,168	219,606	2015	5 - 40
3535 Gravel Springs Road	Buford, GA	—		2,807,020	—	9,458,307	3,077,350	9,187,977	12,265,327	333,446	2015	5 - 40
Tesco Trunking Station	Caldicott, UK	—	*	5,755,835	20,336,288	29,673,532	5,755,835	23,917,697	29,673,532	200,687	2018	5 - 40
100 Carolina Way	Carlisle, PA	—		10,830,187		32,143,152	10,830,187	32,143,152	42,973,339	538,847	2017	5 - 40
1485 Dennison Circle	Carlisle, PA	—		4,249,868	13,886,039	2,344,063	4,095,262	16,384,708	20,479,970	7,258,566	2004	5 - 40
40 Logistics Drive	Carlisle, PA	—		7,981,850	—	33,016,988	8,081,272	32,917,566	40,998,838	6,179,664	2011	5 - 40
105 Amor Avenue	Carlstadt, NJ	—		—	—	7,529,232	5,229,867	2,299,365	7,529,232	30,122	2018	5 - 40
135-195 East Elk Trail	Carol Stream, IL	—		4,873,094	12,430,320	2,711,630	4,873,094	15,141,950	20,015,044	2,164,779	2013	5 - 40
515 Kehoe Boulevard	Carol Stream, IL	—		5,523,427	14,581,705	1,016,882	5,523,427	15,598,587	21,122,014	2,222,829	2013	5 - 40
1413 Bradley Lane	Carrollton, TX	—	*	247,477	2,028,322	233,527	247,477	2,261,849	2,509,326	255,915	2013	5 - 40
3200 Belmeade Drive	Carrollton, TX	—		1,042,453	8,027,974	595,707	1,042,453	8,623,681	9,666,134	1,493,508	2013	5 - 40
16325 S Avalon Blvd	Carson, CA	—		26,432,369	19,669,675	387,002	26,476,167	20,012,879	46,489,046	669,481	2017	5 - 40
1475 Nitterhouse Dr	Chambersburg, PA	—		7,081,007	39,002,011	2,091,556	7,081,007	41,093,567	48,174,574	7,376,996	2013	5 - 40
95 Kriner Road	Chambersburg, PA	—		8,695,501	—	35,058,041	9,407,871	34,345,671	43,753,542	10,389,249	2006	5 - 40
9000 109th Street	Champlin, MN	—		1,251,043	11,662,995	119,919	1,251,043	11,782,914	13,033,957	2,461,549	2011	5 - 40
11701 Goodrich Drive	Charlotte, NC	—		2,054,621	6,356,151	1,022,332	2,054,621	7,378,482	9,433,103	1,633,427	2013	5 - 40
12810 Virkler Drive	Charlotte, NC	—		475,368	2,367,586	921,907	476,262	3,288,598	3,764,860	662,261	2010	5 - 40
2700 Hutchison McDonald Road	Charlotte, NC	—		912,500	4,721,259	366,811	912,500	5,088,070	6,000,570	1,049,544	2011	5 - 40
2701 Hutchison McDonald Road	Charlotte, NC	—		1,275,000	4,649,750	684,784	1,275,000	5,334,534	6,609,534	1,115,197	2011	5 - 40
2730 Hutchison McDonald Road	Charlotte, NC	—		1,878,750	10,129,499	170,089	1,878,750	10,299,588	12,178,338	1,967,588	2011	5 - 40
2801 Hutchison McDonald Road	Charlotte, NC	—		1,065,000	6,975,250	813,680	1,065,000	7,788,930	8,853,930	1,490,060	2011	5 - 40
3000 Crosspoint Center Lane	Charlotte, NC	—		1,831,250	10,779,412	1,146,648	1,831,250	11,926,060	13,757,310	2,435,771	2011	5 - 40
3005 Crosspoint Center Lane	Charlotte, NC	—		1,990,000	6,561,540	1,169,186	1,990,000	7,730,726	9,720,726	1,619,220	2011	5 - 40
4045 Perimeter West Drive	Charlotte, NC	—		1,418,928	7,511,050	631,990	1,418,928	8,143,040	9,561,968	1,703,407	2011	5 - 40
4047 Perimeter West Drive	Charlotte, NC	—		1,279,004	—	6,399,096	1,279,004	6,399,096	7,678,100	1,281,462	2011	5 - 40
4525 Statesville Road	Charlotte, NC	—		841,250	5,279,315	667,246	837,144	5,950,667	6,787,811	1,047,780	2011	5 - 40
4835 Sirona Drive	Charlotte, NC	3,194,355		690,750	5,086,388	94,118	690,750	5,180,506	5,871,256	865,138	2012	5 - 40
4925 Sirona Drive	Charlotte, NC	3,227,439		603,003	4,969,011	152,435	603,003	5,121,446	5,724,449	968,523	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5032 Sirona Drive	Charlotte, NC	—		1,416,763	—	9,030,334	1,416,763	9,030,334	10,447,097	776,614	2015	5 - 40
5033 Sirona Drive	Charlotte, NC	2,753,026		509,247	4,710,218	165,463	613,962	4,770,966	5,384,928	831,612	2012	5 - 40
5039 Sirona Drive	Charlotte, NC	—		1,027,500	6,172,807	62,651	1,027,500	6,235,458	7,262,958	670,560	2014	5 - 40
8910 Pioneer Avenue	Charlotte, NC	—		527,873	4,959,206	360,419	527,873	5,319,625	5,847,498	983,509	2011	5 - 40
8916 Pioneer Avenue	Charlotte, NC	—		557,730	5,785,333	555,839	557,730	6,341,172	6,898,902	1,372,889	2011	5 - 40
8924 Pioneer Avenue	Charlotte, NC	—		654,713	5,365,823	(55,823)	654,713	5,310,000	5,964,713	269,234	2016	5 - 40
3923 Shutterfly Road	Charlotte, NC	—		—	—	9,967,121	895,209	9,071,912	9,967,121	70,798	2018	5 - 40
3929 Shutterfly Road	Charlotte, NC	—		592,233	—	581,457	1,173,690	10,559,454	11,733,144	217,685	2016	5 - 40
2601 Indian River Road	Chesapeake, VA	—	*	1,711,746	10,418,032	493,191	1,711,746	10,911,223	12,622,969	1,970,775	2013	5 - 40
1540 S 54th Avenue	Cicero, IL	—		3,540,236	20,130,552	928,916	3,540,236	21,059,468	24,599,704	3,668,514	2013	5 - 40
4650 Lake Forest Drive	Cincinnati, OH	—		1,030,242	4,003,024	388,666	1,030,242	4,391,689	5,421,931	870,081	2013	5 - 40
4750 Lake Forest Drive	Cincinnati, OH	—		1,138,166	5,914,789	240,972	1,138,166	6,155,761	7,293,927	1,122,251	2013	5 - 40
15025 Proctor Ave	City of Industry, CA	—		—	—	27,991,514	16,149,929	11,841,585	27,991,514	26,802	2018	5 - 40
9645 Gerwig Lane	Columbia, MD	—		1,915,960	6,461,228	507,087	1,915,960	6,968,315	8,884,275	1,143,213	2013	5 - 40
2550 John Glenn Avenue	Columbus, OH	—		540,601	5,129,342	1,072,491	540,601	6,201,833	6,742,434	1,046,557	2013	5 - 40
3800 Twin Creeks Drive	Columbus, OH	—		549,393	4,643,302	481,884	549,393	5,125,186	5,674,579	891,452	2013	5 - 40
5959 Randolph St	Commerce, CA	—		—	—	88,344,713	34,612,210	53,732,503	88,344,713	1,313,050	2018	5 - 40
330 South Royal Lane	Coppell, TX	—		2,091,426	—	11,402,502	2,091,426	11,402,502	13,493,928	1,288,604	2014	5 - 40
455 Airline Drive	Coppell, TX	—	*	312,701	2,311,531	489,677	312,701	2,801,208	3,113,909	606,996	2013	5 - 40
2130 Baldwin Avenue	Crofton, MD	—		3,172,032	7,350,782	418,907	3,172,032	7,769,689	10,941,721	1,450,318	2013	5 - 40
11020 Holly Lane	Dayton, MN	—		2,536,731	—	12,279,946	2,536,731	12,279,946	14,816,677	786,823	2016	5 - 40
329-333 Herrod Blvd	Dayton, NJ	—	*	4,039,559	20,863,051	2,285,014	4,039,559	23,148,065	27,187,624	4,102,628	2013	5 - 40
1250 Hall Court	Deer Park, TX	—		829,570	4,778,327	171,544	831,611	4,947,830	5,779,441	1,575,091	2006	5 - 40
333 Howard Avenue	Des Plaines, IL	—		7,928,724	—	14,263,106	7,928,724	14,263,106	22,191,830	1,330,094	2016	5 - 40
131 Aldersgate Street & 14 -17 Carthusian Street	Douglas, UK	—		3,594,064	1,301,980	—	3,594,064	1,301,980	4,896,044	8,199	2018	5 - 40
1680 Executive Drive	Duluth, GA	—		1,928,412	4,651,819	1,154,075	1,928,412	5,805,894	7,734,306	1,268,370	2013	5 - 40
1700 Executive Drive	Duluth, GA	—		1,082,072	2,496,599	625,991	1,082,072	3,122,590	4,204,662	776,229	2013	5 - 40
2670 Breckinridge Blvd	Duluth, GA	—		1,676,415	4,567,592	980,381	1,676,415	5,547,974	7,224,389	1,104,805	2013	5 - 40
170 Parkway West	Duncan, SC	—		598,348	3,643,756	1,228,006	598,918	4,871,192	5,470,110	1,448,618	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
190 Parkway West	Duncan, SC	—		551,663	3,310,993	251,300	552,211	3,561,744	4,113,955	1,166,823	2006	5 - 40
265 Parkway East	Duncan, SC	—		901,444	5,751,389	193,199	902,374	5,943,658	6,846,032	2,239,383	2006	5 - 40
285 Parkway East	Duncan, SC	—		975,433	5,851,990	1,173,262	976,393	7,024,292	8,000,685	2,105,505	2006	5 - 40
1000 Parliament Court	Durham, NC	—		2,229,000	7,064,506	985,898	2,229,000	8,050,404	10,279,404	978,653	2014	5 - 40
4226 Surles Court	Durham, NC	—		1,440,000	7,932,265	306,380	1,440,000	8,238,645	9,678,645	1,247,620	2014	5 - 40
4227 Surles Court	Durham, NC	—		1,500,000	5,624,030	234,711	1,500,000	5,858,740	7,358,740	692,281	2014	5 - 40
4234 Surles Court	Durham, NC	—		1,440,000	7,356,161	(11,072)	1,440,000	7,345,089	8,785,089	982,836	2014	5 - 40
4300 Emperor Center	Durham, NC	—		1,576,500	4,240,961	189,629	1,576,500	4,430,590	6,007,090	549,462	2014	5 - 40
1951 TW Alexander Drive	Durham, NC	—		1,115,595	—	3,644,168	1,324,734	3,435,029	4,759,763	188,268	2015	5 - 40
1953 TW Alexander Drive	Durham, NC	—		2,402,820	—	6,586,494	2,853,273	6,136,041	8,989,314	291,107	2015	5 - 40
1955 TW Alexander Drive	Durham, NC	—		758,503	—	9,120,096	2,453,348	7,425,251	9,878,599	71,932	2017	5 - 40
1957 TW Alexander Drive	Durham, NC	—		1,844,943	—	7,950,175	3,091,046	6,704,072	9,795,118	411,361	2015	5 - 40
3169 Dodd Road	Eagan, MN	—		988,594	6,586,907	225,918	988,594	6,812,825	7,801,419	1,184,526	2012	5 - 40
3711 Kennebec Drive	Eagan, MN	—		999,702	4,042,589	(934)	999,702	4,041,655	5,041,357	866,480	2011	5 - 40
917 Lone Oak Road	Eagan, MN	—	*	1,493,115	6,120,455	986,900	1,493,115	7,107,355	8,600,470	1,453,058	2013	5 - 40
10301-10305 West 70th Street	Eden Prairie, MN	—		120,622	1,085,226	297,669	105,657	1,397,860	1,503,517	756,571	1984	5 - 40
10321 West 70th Street	Eden Prairie, MN	—		145,198	1,305,700	601,349	127,181	1,925,066	2,052,247	1,047,920	1984	5 - 40
10333 West 70th Street	Eden Prairie, MN	—		110,746	995,868	330,889	97,003	1,340,500	1,437,503	702,253	1984	5 - 40
10349-10357 West 70th Street	Eden Prairie, MN	—		275,903	2,481,666	945,812	241,667	3,461,714	3,703,381	1,957,160	1985	5 - 40
10365-10375 West 70th Street	Eden Prairie, MN	—		291,077	2,618,194	1,575,676	255,683	4,229,264	4,484,947	2,057,137	1985	5 - 40
10393-10394 West 70th Street	Eden Prairie, MN	—		269,618	2,423,318	2,574,661	236,903	5,030,694	5,267,597	2,510,427	1985	5 - 40
7075 Flying Cloud Drive	Eden Prairie, MN	—		10,232,831	10,855,851	4,182,406	10,093,396	15,177,691	25,271,087	4,202,224	2007	5 - 40
7078 Shady Oak Road	Eden Prairie, MN	—		343,093	3,085,795	1,624,490	336,481	4,716,897	5,053,378	2,838,868	1985	5 - 40
1075 King George Post Road	Edison, NJ	—		—	—	—	—	14,468,904	14,468,904	319,235	2016	5 - 40
1 Truman Drive South	Edison, NJ	—		27,862,573	19,426,947	1,000,379	27,909,534	20,380,365	48,289,899	655,915	2017	5 - 40
2250 Arthur Avenue	Elk Grove, IL	—		1,403,196	2,386,396	149,086	1,403,196	2,535,482	3,938,678	477,737	2013	5 - 40
6600 Business Parkway	Elkridge, MD	—		3,680,220	14,671,910	701,811	3,680,220	15,373,721	19,053,941	2,426,083	2013	5 - 40
6675 Business Parkway	Elkridge, MD	—	*	2,421,854	9,730,192	1,062,508	2,421,854	10,792,700	13,214,554	1,723,311	2013	5 - 40
7351 Coca Cola Drive	Elkridge, MD	—		1,897,044	—	7,438,573	3,023,417	6,312,200	9,335,617	2,162,388	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
21705-21707 Mississippi Street	Elwood, IL	—		10,594,259	30,329,802	1,560,421	10,594,259	31,890,224	42,484,483	6,130,681	2011	5 - 40
27143 Elwood International Port Road	Elwood, IL	—		6,022,000	5,612,934	587,424	6,022,000	6,200,358	12,222,358	1,261,705	2011	5 - 40
1800 Donaldson Road	Erlanger, KY	—		—	13,211,604	925,430	—	14,137,034	14,137,034	4,921,421	2011	5 - 40
6880 Fairfield Drive	Fairfield, OH	—		412,136	3,029,177	146,362	412,136	3,175,539	3,587,675	556,807	2013	5 - 40
7000-7018 Fairfield Business	Fairfield, OH	—		367,925	2,205,817	177,642	386,928	2,364,456	2,751,384	404,637	2013	5 - 40
10721 Jasmine Street	Fontana, CA	—		11,427,061	23,784,779	3,332,270	11,427,061	27,117,049	38,544,110	2,642,439	2015	5 - 40
2000 Southpointe Dr	Forest Park, GA	—		756,221	9,115,626	619,869	756,221	9,735,495	10,491,716	1,726,418	2013	5 - 40
1400 NW 65th Place	Fort Lauderdale, FL	—		545,480	2,540,210	85,911	545,480	2,626,121	3,171,601	417,925	2013	5 - 40
6500 NW 12th Avenue	Fort Lauderdale, FL	—		—	3,064,734	477,057	—	3,541,791	3,541,791	694,531	2013	5 - 40
6501 NW 12th Avenue	Fort Lauderdale, FL	—		519,984	2,677,465	312,769	519,984	2,990,234	3,510,218	461,790	2013	5 - 40
6600 NW 12th Avenue	Fort Lauderdale, FL	—		—	2,988,181	377,561	—	3,365,742	3,365,742	629,720	2013	5 - 40
11222 Melrose Avenue	Franklin Park, IL	—		2,999,106	4,658,605	103,693	2,999,106	4,762,298	7,761,404	458,865	2016	5 - 40
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	387,586	475,262	4,304,820	4,780,082	2,536,776	1995	5 - 40
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	2,081,367	625,111	6,236,270	6,861,381	3,556,017	1985	5 - 40
12601 Industry Street	Garden Grove, CA	—		2,048,143	1,088,697	70,518	2,048,143	1,159,215	3,207,358	326,128	2013	5 - 40
12641 Industry Street	Garden Grove, CA	—		3,766,822	2,539,214	132,812	3,766,822	2,672,026	6,438,848	496,032	2013	5 - 40
12681-12691 Pala Drive	Garden Grove, CA	—		5,221,102	3,225,596	91,960	5,220,148	3,318,510	8,538,658	458,102	2014	5 - 40
1720 West 135th Street	Gardena, CA	—		7,423,389	—	13,111,573	7,427,353	13,107,609	20,534,962	315,243	2017	5 - 40
850 S Jupiter Road	Garland, TX	—		799,707	6,122,065	525,135	799,707	6,647,200	7,446,907	1,228,448	2013	5 - 40
2510 W Main Street	Grand Prairie, TX	—	*	1,785,741	11,158,818	2,350,115	1,785,741	13,508,933	15,294,674	2,629,047	2013	5 - 40
4251 North Highway 121	Grapevine, TX	—	*	1,165,780	7,799,270	422,213	1,165,780	8,221,482	9,387,262	1,615,287	2013	5 - 40
1150 Pleasant Ridge Road	Greensboro, NC	—		1,547,811	—	14,343,114	3,712,683	12,178,242	15,890,925	3,249,276	2006	5 - 40
25 Brookfield Oaks Drive	Greenville, SC	—		288,823	3,441,512	174,541	288,823	3,616,053	3,904,876	492,665	2014	5 - 40
45 Brookfield Oaks Drive	Greenville, SC	—		818,114	—	4,789,031	825,529	4,781,616	5,607,145	1,415,767	2006	5 - 40
2011 Southtech Drive	Greenwood, IN	—		223,702	3,574,142	397,081	223,702	3,971,223	4,194,925	816,565	2013	5 - 40
2121 Southtech Drive	Greenwood, IN	—		272,823	3,606,920	439,628	272,823	4,046,549	4,319,372	1,042,735	2013	5 - 40
800 Commerce Parkway West Dr	Greenwood, IN	—		1,374,664	29,963,830	1,822,379	1,374,664	31,786,209	33,160,873	5,435,338	2013	5 - 40
110 Caliber Ridge Dr	Greer, SC	—		555,549	—	6,559,671	1,241,531	5,873,689	7,115,220	617,188	2014	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
120 Caliber Ridge Dr	Greer, SC	—		1,243,100	—	6,603,075	1,255,751	6,590,424	7,846,175	775,442	2016	5 - 40
130 Caliber Ridge Dr	Greer, SC	—		1,171,160	—	6,045,014	1,183,811	6,032,363	7,216,174	516,768	2016	5 - 40
140 Caliber Ridge Drive	Greer, SC	—		1,243,100	—	6,460,294	1,255,751	6,447,643	7,703,394	794,243	2013	5 - 40
2980 Green Road	Greer, SC	—		16,338	—	3,732,191	729,479	3,019,050	3,748,529	54,419	2017	5 - 40
2988 Green Road	Greer, SC	—		2,271,948	—	6,597,878	2,095,033	6,774,793	8,869,826	230,529	2016	5 - 40
125 Caliber Ridge Drive	Greer, SC	—		464,237	—	5,839,813	1,311,956	4,992,094	6,304,050	1,273,039	2007	5 - 40
2727 London Groveport Road	Groveport, OH	—		1,875,607	11,937,935	3,165,643	1,875,607	15,103,578	16,979,185	2,654,726	2013	5 - 40
11835 Newgate Boulevard	Hagerstown, MD	—		14,121,622	—	23,034,177	14,121,622	23,034,177	37,155,799	2,843,048	2014	5 - 40
11841 Newgate Boulevard	Hagerstown, MD	—		3,356,207	—	30,724,476	9,741,685	24,338,998	34,080,683	7,316,216	2008	5 - 40
1560 Hunter Road	Hanover Park, IL	—	*	2,639,734	12,310,741	1,073,860	2,639,734	13,384,601	16,024,335	2,332,845	2013	5 - 40
1575 Hunter Road	Hanover Park, IL	—	*	3,293,284	17,235,926	1,200,560	3,293,284	18,436,486	21,729,770	3,102,059	2013	5 - 40
7361 Coca Cola Drive	Hanover, MD	—		2,245,187	—	9,667,649	3,822,710	8,090,126	11,912,836	1,974,018	2004	5 - 40
7460 New Ridge Road	Hanover, MD	—		3,785,446	—	8,144,397	3,796,023	8,133,820	11,929,843	868,037	2013	5 - 40
7462 New Ridge Road	Hanover, MD	—		4,059,337	—	7,490,949	4,070,629	7,479,657	11,550,286	699,111	2013	5 - 40
500 McCarthy Drive	Harrisburg, PA	—		5,194,872	19,991,436	5,018,136	5,687,013	24,517,431	30,204,444	9,708,214	2005	5 - 40
600 Industrial Drive	Harrisburg, PA	—		7,743,800	—	28,146,140	9,368,557	26,521,383	35,889,940	8,493,295	2005	5 - 40
7195 Grayson Road	Harrisburg, PA	—		464,534	6,066,272	237,152	464,534	6,303,424	6,767,958	998,330	2013	5 - 40
7253 Grayson Road	Harrisburg, PA	—		954,130	10,585,367	544,460	954,130	11,129,827	12,083,957	1,792,344	2013	5 - 40
12537 Cerise Avenue	Hawthorne, CA	—		2,203,194	5,758,809	1,481,588	2,203,194	7,240,397	9,443,591	973,565	2013	5 - 40
1010 Petersburg Road	Hebron, KY	—		305,471	5,434,505	(819,916)	305,471	4,614,589	4,920,060	817,398	2013	5 - 40
785 Lindbergh Court	Hebron, KY	—		401,410	3,087,899	437,960	401,410	3,525,859	3,927,269	705,925	2013	5 - 40
805 Lindbergh Court	Hebron, KY	—		292,096	2,502,486	163,618	292,096	2,666,103	2,958,199	547,438	2013	5 - 40
825 Lindbergh Court	Hebron, KY	—		370,149	3,095,116	442,314	370,149	3,537,431	3,907,580	721,514	2013	5 - 40
845 Lindbergh Court	Hebron, KY	—		444,318	3,811,889	399,366	444,318	4,211,255	4,655,573	814,352	2013	5 - 40
4198 Eagle Hill Drive	High Point, NC	—		94,274	—	6,288,127	791,880	5,590,521	6,382,401	1,783,401	2005	5 - 40
4183 Eagle Hill Drive	High Point, NC	—		122,203	—	3,214,675	526,266	2,810,612	3,336,878	1,406,053	2001	5 - 40
4189 Eagle Hill Drive	High Point, NC	—		100,106	—	3,582,494	431,106	3,251,494	3,682,600	1,568,325	2001	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4193 Eagle Hill Drive	High Point, NC	—		107,586	—	3,522,376	505,700	3,124,262	3,629,962	970,547	2004	5 - 40
4328, 4336 Federal Drive	High Point, NC	—		521,122	—	5,531,390	825,092	5,227,420	6,052,512	2,697,862	1995	5 - 40
4344 Federal Drive	High Point, NC	—		484,001	—	3,185,404	173,623	3,495,782	3,669,405	1,967,845	1996	5 - 40
4380 Federal Drive	High Point, NC	—		282,996	—	2,209,513	283,368	2,209,141	2,492,509	1,273,523	1997	5 - 40
4388 Federal Drive	High Point, NC	—		143,661	—	1,214,707	132,655	1,225,713	1,358,368	694,546	1997	5 - 40
4475 Premier Drive	High Point, NC	—		748,693	—	6,918,129	1,525,421	6,141,401	7,666,822	1,581,382	2006	5 - 40
4485 Premier Drive	High Point, NC	—		1,827,595	—	6,509,786	1,827,595	6,509,786	8,337,381	375,031	2015	5 - 40
4500 Green Point Drive	High Point, NC	—		230,622	—	2,878,225	231,692	2,877,155	3,108,847	1,721,076	1989	5 - 40
4501 Green Point Drive	High Point, NC	—		319,289	—	2,941,886	320,450	2,940,725	3,261,175	1,891,827	1989	5 - 40
4523 Green Point Drive	High Point, NC	—		234,564	—	3,319,067	235,698	3,317,933	3,553,631	2,339,202	1988	5 - 40
4524 Green Point Drive	High Point, NC	—		182,810	—	2,848,066	183,888	2,846,988	3,030,876	1,912,071	1989	5 - 40
Unit 5 Logix Road	Hinckley, UK		*	10,547,677	29,691,911	(9,562,316)	8,128,152	22,549,120	30,677,272	3,504,963	2018	5 - 40
1000 South Loop West	Houston, TX	—	*	509,351	3,549,504	994,350	509,351	4,543,854	5,053,205	993,896	2013	5 - 40
10241 W Little York Rd	Houston, TX	—		558,491	5,740,552	138,801	558,491	5,879,353	6,437,844	924,356	2013	5 - 40
10245 W Little York Rd	Houston, TX	—		426,927	3,460,513	525,045	426,927	3,985,558	4,412,485	934,656	2013	5 - 40
10301 Round Up Lane	Houston, TX	—		545,501	2,927,700	1,418,126	545,501	4,345,825	4,891,326	723,469	2010	5 - 40
10305 Round Up Lane	Houston, TX	—		1,340,609	7,489,720	3,263,257	1,340,609	10,752,976	12,093,585	2,762,324	2010	5 - 40
1050 Greens Parkway	Houston, TX	—		973,482	—	3,531,502	992,093	3,512,891	4,504,984	375,462	2013	5 - 40
10607 Haddington Drive	Houston, TX	—	*	201,469	1,631,561	160,347	201,469	1,791,909	1,993,378	345,323	2013	5 - 40
10735 West Little York Road	Houston, TX	—		1,110,988	6,351,946	3,158,530	1,135,483	9,485,981	10,621,464	3,706,395	2000	5 - 40
10739 West Little York Road	Houston, TX	—		797,931	5,950,894	476,655	799,560	6,425,920	7,225,480	2,606,566	1999	5 - 40
11201 Greens Crossing Boulevard	Houston, TX	—		1,006,194	5,412,584	2,619,384	1,008,542	8,029,620	9,038,162	2,712,516	2007	5 - 40
11220 Ella Boulevard	Houston, TX	—		1,505,855	—	8,073,136	1,534,644	8,044,347	9,578,991	734,400	2013	5 - 40
1283 N Post Oak Rd	Houston, TX	—	*	80,730	870,656	146,624	80,730	1,017,280	1,098,010	228,608	2013	5 - 40
1287 N Post Oak Rd	Houston, TX	—	*	146,654	1,620,780	63,282	146,654	1,684,061	1,830,715	334,126	2013	5 - 40
1291 N Post Oak Rd	Houston, TX	—	*	510,102	4,129,042	602,376	510,102	4,731,418	5,241,520	938,895	2013	5 - 40
1416 N Sam Houston Parkway E	Houston, TX	—	*	218,850	1,639,902	569,056	218,850	2,208,957	2,427,807	517,674	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1420 N Sam Houston Parkway E	Houston, TX	—	*	211,279	1,554,156	291,238	211,279	1,845,394	2,056,673	308,944	2013	5 - 40
14200 Hollister Road	Houston, TX	—		1,396,794	—	4,960,165	1,699,632	4,657,327	6,356,959	792,722	2011	5 - 40
1424 N Sam Houston Parkway E	Houston, TX	—	*	283,107	2,077,323	423,815	283,107	2,501,138	2,784,245	488,242	2013	5 - 40
1428 N Sam Houston Parkway E	Houston, TX	—	*	367,446	1,952,453	464,576	367,446	2,417,028	2,784,474	450,680	2013	5 - 40
14300 Hollister Road	Houston, TX	—	*	1,377,193	—	5,613,585	1,388,292	5,602,486	6,990,778	850,061	2014	5 - 40
14400 Hollister Road	Houston, TX	—	*	1,830,419	—	7,162,866	1,838,166	7,155,119	8,993,285	2,203,839	2012	5 - 40
15102 Sommermeyer St	Houston, TX	—		755,121	3,155,774	249,394	755,121	3,405,168	4,160,289	661,680	2013	5 - 40
15150 Sommermeyer St	Houston, TX	—		418,580	1,564,587	264,824	418,580	1,829,411	2,247,991	391,559	2013	5 - 40
16330 Central Green Boulevard	Houston, TX	—		1,540,109	—	8,519,116	1,966,472	8,092,753	10,059,225	1,011,409	2014	5 - 40
16405 Air Center Boulevard	Houston, TX	—		438,853	3,030,396	1,194,986	438,853	4,225,382	4,664,235	2,053,640	1997	5 - 40
16420 West Hardy Road	Houston, TX	—		529,876	3,267,872	374,162	529,876	3,642,034	4,171,910	701,597	2013	5 - 40
16445 Air Center Boulevard	Houston, TX	—		363,339	2,509,186	325,072	363,339	2,834,258	3,197,597	1,436,619	1997	5 - 40
1646 Rankin Road	Houston, TX	—		329,961	—	5,033,129	592,234	4,770,856	5,363,090	1,690,069	2005	5 - 40
1655 Townhurst Drive	Houston, TX	—	*	197,226	935,036	566,781	197,226	1,501,817	1,699,043	420,556	2013	5 - 40
16580 Air Center Boulevard	Houston, TX	—		289,000	3,559,857	1,325,263	289,000	4,885,121	5,174,121	2,243,816	1997	5 - 40
16602 Central Green Boulevard	Houston, TX	—		284,403	—	5,462,498	503,779	5,243,122	5,746,901	1,824,292	2005	5 - 40
16605 Air Center Boulevard	Houston, TX	—		298,999	—	3,423,751	496,186	3,226,564	3,722,750	1,357,158	2002	5 - 40
1665 Townhurst Drive	Houston, TX	—	*	452,439	2,016,585	594,268	452,439	2,610,852	3,063,291	462,530	2013	5 - 40
16680 Central Green Boulevard	Houston, TX	—		311,952	—	3,714,116	492,869	3,533,199	4,026,068	957,760	2001	5 - 40
16685 Air Center Boulevard	Houston, TX	—		414,691	—	2,459,178	414,691	2,459,178	2,873,869	884,382	2004	5 - 40
1755 Trans Central Drive	Houston, TX	—		293,534	3,036,269	1,476,893	306,147	4,500,549	4,806,696	1,863,536	1999	5 - 40
4301 S Pinemont Dr	Houston, TX	—	*	226,973	1,174,979	174,177	226,973	1,349,156	1,576,129	349,730	2013	5 - 40
4401 S Pinemont Dr	Houston, TX	—	*	244,240	1,412,622	247,951	244,240	1,660,573	1,904,813	397,128	2013	5 - 40
4501 S Pinemont Dr	Houston, TX	—	*	252,907	1,504,053	229,239	252,907	1,733,292	1,986,199	291,990	2013	5 - 40
5200 N. Sam Houston Parkway	Houston, TX	—		1,519,458	7,135,548	4,015,803	1,520,074	11,150,735	12,670,809	3,864,134	2007	5 - 40
5250 N. Sam Houston Parkway	Houston, TX	—		2,173,287	8,868,256	3,086,989	2,173,942	11,954,590	14,128,532	3,320,014	2007	5 - 40
5500 N. Sam Houston Parkway West	Houston, TX	—		1,243,541	—	6,540,529	1,513,152	6,270,918	7,784,070	1,549,152	2011	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
8017 Pinemont Drive	Houston, TX	—		900,953	5,323,727	912,329	900,953	6,236,056	7,137,009	973,047	2013	5 - 40
8272 El Rio Street	Houston, TX	—	*	530,494	4,108,626	384,828	530,494	4,493,454	5,023,948	818,718	2013	5 - 40
8282 El Rio Street	Houston, TX	—	*	450,422	3,304,942	1,139,437	450,422	4,444,379	4,894,801	963,774	2013	5 - 40
8301 Fallbrook Drive	Houston, TX	—		4,515,862	—	26,997,764	7,083,514	24,430,112	31,513,626	6,949,197	2006	5 - 40
8303 Fallbrook Drive	Houston, TX	—		4,613,370	—	15,863,256	4,310,317	16,166,309	20,476,626	1,441,378	2013	5 - 40
850 Greens Parkway	Houston, TX	—		2,893,405	11,593,197	2,996,106	2,899,861	14,582,846	17,482,707	4,188,653	2007	5 - 40
860 Greens Parkway	Houston, TX	—		1,399,365	6,344,650	1,542,047	1,374,012	7,912,050	9,286,062	2,149,728	2007	5 - 40
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—		2,290,001	15,297,141	4,618,108	2,290,002	19,915,248	22,205,250	7,285,061	2000	5 - 40
8802-8824 Fallbrook Drive	Houston, TX	—		2,774,995	6,364,767	2,074,557	2,775,021	8,439,297	11,214,318	2,926,974	2004	5 - 40
8825-8839 N Sam Houston Pkwy	Houston, TX	—		638,453	3,258,815	816,626	638,477	4,075,416	4,713,893	1,591,430	2004	5 - 40
8850-8872 Fallbrook Drive	Houston, TX	—		504,317	2,878,351	1,932,869	504,341	4,811,196	5,315,537	1,938,527	2004	5 - 40
16200 Central Green Blvd	Houston, TX	—		1,748,348	—	9,341,500	2,120,319	8,969,529	11,089,848	1,677,897	2012	5 - 40
5430 FAA Boulevard	Irving, TX	—		2,245,346	—	11,718,442	3,198,031	10,765,757	13,963,788	406,660	2015	5 - 40
951 Valleyview Lane	Irving, TX	—		3,899,824	—	14,197,000	5,554,903	12,541,921	18,096,824	539,219	2015	5 - 40
Unit A Kingsbury Road, Midpoint Boulevard	Isle of Man, UK	—	*	11,888,058	35,003,668	(10,913,850)	9,161,064	26,816,812	35,977,876	3,996,861	2013	5 - 40
1011 N Hilltop Drive	Itasca, IL	—		842,043	984,087	205,986	842,043	1,190,073	2,032,116	240,394	2013	5 - 40
1035 N Hilltop Drive	Itasca, IL	—		875,172	2,071,051	124,976	875,172	2,196,028	3,071,200	369,876	2013	5 - 40
1549 W Glenlake Avenue	Itasca, IL	—		1,339,627	3,763,288	203,472	1,339,627	3,966,759	5,306,386	673,782	2013	5 - 40
901 N Hilltop Drive	Itasca, IL	—		866,378	2,112,616	47,808	866,378	2,160,424	3,026,802	331,220	2013	5 - 40
925 N Hilltop Drive	Itasca, IL	—		945,251	2,010,181	177,500	945,251	2,187,681	3,132,932	308,760	2013	5 - 40
8241 Sandy Court	Jessup, MD	—		1,246,618	6,844,393	1,445,551	1,246,618	8,289,943	9,536,561	1,324,901	2013	5 - 40
8242 Sandy Court	Jessup, MD	—		1,488,746	9,072,440	1,536,444	1,488,746	10,608,884	12,097,630	1,928,648	2013	5 - 40
8246 Sandy Court	Jessup, MD	—		590,922	3,374,522	478,590	590,922	3,853,112	4,444,034	575,919	2013	5 - 40
19 Crows Mill Road	Keasbey, NJ	—		—	—	41,975,226	25,067,669	16,907,557	41,975,226	125,138	2018	5 - 40
1305 Chastain Road NW	Kennesaw, GA	—	*	808,159	5,712,959	1,127,506	808,159	6,840,465	7,648,624	1,443,791	2013	5 - 40
1325 Chastain Road NW	Kennesaw, GA	—	*	1,612,924	9,771,680	1,628,006	1,612,924	11,399,686	13,012,610	2,615,845	2013	5 - 40
3600 Cobb International Bld NW	Kennesaw, GA	—		716,860	6,962,212	661,332	716,860	7,623,545	8,340,405	1,438,570	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
Unit 1 Magnetic Park, Bear Way, Desborough	Kettering, UK		*	10,849,890	36,219,855	(11,021,038)	8,361,041	27,687,666	36,048,707	4,172,348	2013	5 - 40
650 Swedesford Road	King of Prussia, PA	—		464,382	6,722,830	16,054,002	830,779	22,410,435	23,241,214	4,237,198	2013	5 - 40
680 Swedesford Road	King of Prussia, PA	—		952,361	6,722,830	7,217,277	952,361	13,940,107	14,892,468	8,178,680	1971	5 - 40
1770 Interstate Drive	Lakeland, FL	—		650,000	5,444,220	—	650,000	5,444,220	6,094,220	884,333	2012	5 - 40
1200 Claybrick Road	Landover,MD	—		6,876,500	—	13,422,075	8,329,026	11,969,549	20,298,575	411,097	2016	5 - 40
1806 Highway 146th South	LaPorte, TX	—		1,055,035	—	8,603,062	1,055,035	8,603,062	9,658,097	169,943	2017	5 - 40
11425 State Highway 225	LaPorte, TX	—		975,974	3,409,036	100,699	977,542	3,508,166	4,485,708	1,194,423	2006	5 - 40
11503 State Highway 225	LaPorte, TX	—		2,561,931	9,695,493	275,721	2,566,047	9,967,098	12,533,145	3,207,609	2006	5 - 40
1701 South 16th St	LaPorte, TX	—		4,063,262	18,719,368	382,127	4,063,262	19,101,495	23,164,757	1,916,139	2015	5 - 40
1801 South 16th Street	LaPorte, TX	—		3,794,963	—	24,450,486	5,421,262	22,824,187	28,245,449	625,303	2016	5 - 40
1842 South 16th St	LaPorte, TX	—		2,226,284	11,976,185	36,589	2,226,284	12,012,773	14,239,057	1,260,847	2015	5 - 40
1902 South 16th St	LaPorte, TX	—		2,369,095	14,119,020	—	2,369,095	14,119,020	16,488,115	1,600,934	2015	5 - 40
640 S State Road 39	Lebanon,IN	—		1,612,787	18,065,552	1,616,742	1,612,787	19,682,294	21,295,081	3,570,065	2013	5 - 40
7528 Walker Way	Lehigh, PA	—		893,441	—	5,723,661	779,330	5,837,772	6,617,102	2,423,715	2004	5 - 40
8301 Industrial Boulevard	Lehigh, PA	—		11,249,550	—	49,336,083	11,254,716	49,330,917	60,585,633	15,583,663	2005	5 - 40
8500 Willard Drive	Lehigh, PA	—		6,398,815	—	33,820,841	11,355,974	28,863,682	40,219,656	7,315,151	2004	5 - 40
875 Maxham Road	Lithia Springs, GA	—		445,493	—	(445,493)	445,493	12,497,910	12,943,403	103,850	2017	5 - 40
8742 Congdon Hill Dr	Lower Macungie, PA	—		22,444,500	20,222,582	1,049,581	22,444,500	21,272,163	43,716,663	1,772,720	2016	5 - 40
7533 Industrial Parkway	Lower Macungie, PA	—		5,603,460	18,807,987	1,844,916	5,603,460	20,652,903	26,256,363	4,260,071	2011	5 - 40
1169 Canton Rd	Marietta, GA	—	*	1,232,219	17,897,326	1,103,211	1,232,219	19,000,537	20,232,756	2,958,497	2013	5 - 40
65 Brookfield Oaks Drive	Mauldin, SC	—		557,174	—	2,604,588	506,318	2,655,444	3,161,762	847,177	2004	5 - 40
75 Brookfield Oaks Drive	Mauldin, SC	—		419,731	—	2,360,647	430,909	2,349,469	2,780,378	872,047	2003	5 - 40
126-132 Liberty Industrial Pkw	McDonough, GA	—		600,666	4,184,131	1,141,035	600,666	5,325,165	5,925,831	1,221,974	2013	5 - 40
95-115 Liberty Industrial Pkwy	McDonough, GA	—		660,420	4,785,127	1,953,184	660,420	6,738,311	7,398,731	1,305,224	2013	5 - 40
11150 NW 122nd Street	Medley, FL	—		6,627,899	—	12,262,772	6,627,899	12,262,772	18,890,671	944,453	2014	5 - 40
11250 NW 122nd Street	Medley, FL	—		4,798,886	—	9,225,467	4,798,886	9,225,467	14,024,353	674,485	2016	5 - 40
11401 NW 134th Street	Medley, FL	—	*	5,558,619	17,678,237	1,055,318	5,558,619	18,733,555	24,292,174	3,356,484	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
11430 NW 122 Street	Medley, FL	—		5,790,968	—	(2,481,843)	3,309,125	6,088,926	9,398,051	69,855	2017	5 - 40
11450 NW 122nd Street	Medley, FL	—	*	1,623,293	—	11,366,498	3,919,238	9,070,553	12,989,791	918,910	2013	5 - 40
8801 Congdon Hill Drive	Mertztown, PA	—		23,016,646	—	14,966,354	37,983,000	37,213,752	75,196,752	133,104	2016	5 - 40
11440 NW 122 Street	Miami, FL	—		5,636,564	—	10,784,572	5,944,709	10,476,427	16,421,136	415,013	2016	5 - 40
456 International Parkway	Minooka, IL	—		3,862,683	14,357,981	4,627,511	3,862,683	18,985,492	22,848,175	3,283,262	2012	5 - 40
21 S Middlesex Avenue	Monroe Township, NJ	—	*	2,097,170	9,715,401	561,745	2,097,170	10,277,146	12,374,316	2,020,602	2013	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
4 S Middlesex Avenue	Monroe Township, NJ	—	*	2,263,153	10,261,759	893,599	2,263,153	11,155,358	13,418,511	2,062,836	2013	5 - 40
230 Moonachie Ave	Moonachie, NJ	—		4,031,058	2,775,467	52,276	4,026,732	2,832,069	6,858,801	129,827	2017	5 - 40
234 Moonachie Road	Moonachie, NJ	—		—	—	24,169,414	15,228,204	8,941,210	24,169,414	162,628	2018	5 - 40
250 Moonachie Ave	Moonachie, NJ	—		10,435,430	7,272,539	479,044	10,426,856	7,760,157	18,187,013	329,411	2017	5 - 40
22750 Cactus Avenue	Moreno Valley, CA	—		9,404,283	24,380,934	1,851,865	9,408,276	26,228,806	35,637,082	3,113,478	2014	5 - 40
323 Park Knoll Drive	Morrisville, NC	—		1,071,600	4,397,807	1,029,987	1,071,600	5,427,794	6,499,394	1,747,361	2010	5 - 40
324 Park Knoll Drive	Morrisville, NC	—		1,449,092	4,424,932	407,975	1,449,450	4,832,549	6,281,999	1,531,434	2007	5 - 40
619 Distribution Drive	Morrisville, NC	—		1,031,430	5,655,167	730,511	1,031,685	6,385,423	7,417,108	1,889,543	2007	5 - 40
627 Distribution Drive	Morrisville, NC	—		1,061,370	5,152,110	415,421	1,061,632	5,567,269	6,628,901	1,575,041	2007	5 - 40
25 Coddington Crescent	Motherwell, UK	—	*	1,766,328	8,341,701	11,835,679	1,766,328	10,069,351	11,835,679	76,843	2018	5 - 40
4 Brittain Way	Motherwell, UK	—	*	699,424	5,896,241	7,482,435	699,424	6,783,011	7,482,435	53,082	2018	5 - 40
1775 Hillcrest Rd	Norcross, GA	—		1,318,956	4,379,239	860,030	1,321,595	5,236,630	6,558,225	143,389	2017	5 - 40
St Davids Way, Bermuda Park	Nuneaton, UK	—	*	3,545,374	21,279,020	26,462,690	3,545,374	22,917,316	26,462,690	163,468	2018	5 - 40
1879 Lamont Avenue	Odenton, MD	—	*	1,976,000	8,099,579	2,090,522	2,011,030	10,155,071	12,166,101	3,762,008	2004	5 - 40
350 Winmeyer Avenue	Odenton, MD	—		1,778,400	7,289,165	1,729,188	1,809,927	8,986,826	10,796,753	3,029,788	2004	5 - 40
1 Chadderton Way	Oldham, UK	—	*	3,397,990	15,045,200	19,742,036	3,397,990	16,344,046	19,742,036	118,106	2018	5 - 40
4000 E Airport Drive	Ontario, CA	—		2,686,533	10,125,772	723,876	2,686,533	10,849,648	13,536,181	1,826,827	2013	5 - 40
1000 Gills Drive	Orlando, FL	—		415,906	—	2,699,594	435,400	2,680,100	3,115,500	675,351	2006	5 - 40
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,379,008	680,312	3,499,762	4,180,074	1,587,470	2003	5 - 40
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	719,885	522,991	3,282,634	3,805,625	1,793,683	1985	5 - 40
10771 Palm Bay Drive	Orlando, FL	—		664,605	—	2,515,652	685,383	2,494,874	3,180,257	1,036,885	2001	5 - 40
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	3,836,603	878,320	6,395,436	7,273,756	1,666,984	2003	5 - 40
1600-1650 Central Florida Parkway	Orlando, FL	—		518,043	2,561,938	966,144	518,043	3,528,082	4,046,125	1,995,393	1962	5 - 40
1902 Cypress Lake Drive	Orlando, FL	—		523,512	3,191,790	1,576,299	538,512	4,753,089	5,291,601	2,523,921	1989	5 - 40
2000 Park Oaks Avenue	Orlando, FL	—	*	913,201	6,818,610	993,299	913,201	7,811,909	8,725,110	1,380,151	2013	5 - 40
2202 Taft-Vineland Road	Orlando, FL	—		1,283,713	—	7,315,061	1,283,713	7,315,061	8,598,774	3,362,636	2004	5 - 40
2212 Taft Vineland Road	Orlando, FL	—		838,853	—	4,084,540	767,953	4,155,440	4,923,393	1,521,775	2006	5 - 40
2256 Taft-Vineland Road	Orlando, FL	—		467,296	—	2,856,683	825,673	2,498,306	3,323,979	1,062,229	2005	5 - 40
2351 Investors Row	Orlando, FL	—		2,261,924	7,496,249	1,930,820	2,271,785	9,417,208	11,688,993	3,385,169	2004	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	3,283,015	642,427	3,026,552	3,668,979	1,549,470	2001	5 - 40
2412 Sand Lake Road	Orlando, FL	—	1,236,819	3,243,314	4,568,856	1,244,667	7,804,322	9,048,989	1,350,464	2012	5 - 40
2416 Lake Orange Drive	Orlando, FL	—	535,964	—	3,842,755	704,800	3,673,919	4,378,719	2,130,755	2002	5 - 40
6918 Presidents Drive	Orlando, FL	—	872,550	2,526,043	737,771	872,550	3,263,814	4,136,364	518,602	2012	5 - 40
7022 TPC Drive	Orlando, FL	—	1,443,510	6,775,194	742,426	1,457,286	7,503,845	8,961,131	2,413,321	2006	5 - 40
7100 TPC Drive	Orlando, FL	—	1,431,489	8,002,539	1,229,189	1,445,807	9,217,410	10,663,217	2,812,110	2006	5 - 40
7101 TPC Drive	Orlando, FL	—	1,553,537	5,702,243	683,338	1,570,863	6,368,255	7,939,118	2,003,125	2006	5 - 40
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	3,004,875	1,932,004	9,392,771	11,324,775	4,210,338	2004	5 - 40
851 Gills Drive	Orlando, FL	—	332,992	—	2,800,616	373,500	2,760,108	3,133,608	789,066	2006	5 - 40
950 Gills Drive	Orlando, FL	—	443,989	—	2,817,146	464,800	2,796,335	3,261,135	736,047	2006	5 - 40
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,680,052	587,319	2,667,564	3,254,883	1,503,602	1999	5 - 40
9700 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	185,097	252,850	1,483,020	1,735,870	800,355	1989	5 - 40
9600 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	461,635	405,362	1,608,181	2,013,543	833,631	1989	5 - 40
1050 Constitution Avenue	Philadelphia, PA	—	1,969,501	—	40,135,583	1,976,602	40,682,682	42,659,284	606,773	2015	5 - 40
1 Crescent Drive	Philadelphia, PA	—	567,280	—	15,159,791	347,892	15,379,179	15,727,071	4,949,937	2004	5 - 40
3 Crescent Drive	Philadelphia, PA	—	214,726	—	30,383,327	417,823	30,180,230	30,598,053	5,343,193	2008	5 - 40
1200 Intrepid Avenue	Philadelphia, PA	—	404,883	—	31,029,101	455,507	30,978,477	31,433,984	1,485,896	2015	5 - 40
150 Rouse Blvd	Philadelphia, PA	—	567,531	—	14,232,898	569,349	14,231,080	14,800,429	2,686,999	2011	5 - 40
201 Rouse Blvd	Philadelphia, PA	—	243,905	—	22,543,251	449,013	22,338,143	22,787,156	2,736,766	2013	5 - 40
351 Rouse Blvd	Philadelphia, PA	—	359,864	—	16,768,954	367,016	16,761,802	17,128,818	951,162	2015	5 - 40
4000 South 26th Street	Philadelphia, PA	—	1,255,507	—	10,816,114	1,142,358	10,929,263	12,071,621	823,673	2014	5 - 40
4020 South 26th Street	Philadelphia, PA	—	51,784	—	7,165,151	616,467	6,600,468	7,216,935	1,248,308	2011	5 - 40
4050 South 26th Street	Philadelphia, PA	—	46,301	—	7,034,962	616,670	6,464,593	7,081,263	1,424,780	2011	5 - 40
4300 South 26th Street	Philadelphia, PA	—	402,673	—	34,930,238	413,030	34,919,881	35,332,911	8,438,036	2008	5 - 40
4701 League Island Boulevard	Philadelphia, PA	—	419,107	—	13,300,078	435,763	13,283,422	13,719,185	1,063,742	2016	5 - 40
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	7,829,618	613,248	8,541,259	9,154,507	3,595,406	2003	5 - 40
4775 League Island Blvd.	Philadelphia, PA	—	891,892	—	5,578,803	366,982	6,103,713	6,470,695	1,803,316	2006	5 - 40
8th & Walnut Streets	Philadelphia, PA	36,752,064	734,275	—	45,396,637	—	46,130,912	46,130,912	5,562,538	2011	5 - 40
2626 South 7th Street	Phoenix, AZ	—	2,519,510	3,798,560	3,442,614	2,519,510	7,241,174	9,760,684	1,712,070	2012	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
563 South 63rd Avenue	Phoenix, AZ	—		5,523,427	14,581,705	12,211,689	5,636,070	26,680,751	32,316,821	3,819,911	2013	5 - 40
1500 S 71st Avenue	Phoenix, AZ	—		4,234,407	—	21,315,017	5,547,810	20,001,614	25,549,424	652,047	2016	5 - 40
7205 W Buckeye Rd	Phoenix, AZ	—		2,514,425	—	11,845,318	2,514,425	11,845,318	14,359,743	594,030	2016	5 - 40
1000 Klein Road	Plano, TX	—		706,660	5,894,330	1,095,222	706,660	6,989,553	7,696,213	1,076,247	2013	5 - 40
1901 10th Street	Plano, TX	—	*	555,168	6,401,789	720,056	555,168	7,121,845	7,677,013	1,274,999	2013	5 - 40
1909 10th Street	Plano, TX	—	*	551,706	5,797,440	339,750	551,706	6,137,190	6,688,896	1,076,450	2013	5 - 40
3605 East Plano Parkway	Plano, TX	—		1,047,996	9,218,748	1,970,078	1,047,996	11,188,825	12,236,821	2,318,952	2013	5 - 40
3701 East Plano Parkway	Plano, TX	—		877,564	7,460,686	772,833	877,564	8,233,518	9,111,082	1,441,738	2013	5 - 40
800 Klein Road	Plano, TX	—		580,456	5,681,283	1,600,103	580,456	7,281,386	7,861,842	1,349,144	2013	5 - 40
900 Klein Road	Plano, TX	—		723,534	6,004,923	778,787	723,534	6,783,710	7,507,244	1,246,138	2013	5 - 40
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	58,274	1,689,726	7,995,419	9,685,145	4,010,311	1994	5 - 40
14630-14650 28th Avenue North	Plymouth, MN	—		198,205	1,793,422	1,096,872	198,205	2,890,293	3,088,498	1,614,891	1978	5 - 40
2920 Northwest Boulevard	Plymouth, MN	—		392,026	3,433,678	850,998	384,235	4,292,467	4,676,702	2,195,023	1997	5 - 40
5905 Trenton Lane North	Plymouth, MN	—		1,616,360	4,487,462	735,223	1,616,360	5,222,684	6,839,044	1,060,984	2013	5 - 40
6055 Nathan Lane North	Plymouth, MN	—		1,327,017	4,527,404	1,180,962	1,327,017	5,708,366	7,035,383	1,061,431	2013	5 - 40
1400 SW 6th Court	Pompano Beach, FL	—		1,157,049	4,620,956	1,447,640	1,157,049	6,068,596	7,225,645	3,133,452	1986	5 - 40
1405 SW 6th Court	Pompano Beach, FL	—		392,138	1,565,787	443,460	392,138	2,009,248	2,401,386	1,111,539	1985	5 - 40
1500 SW 5th Court	Pompano Beach, FL	—		972,232	3,892,085	2,133,854	972,232	6,025,939	6,998,171	2,552,632	1957	5 - 40
1501 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	370,236	203,247	1,181,330	1,384,577	664,965	1990	5 - 40
1601 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	208,224	203,247	1,019,318	1,222,565	510,197	1990	5 - 40
1651 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	154,435	203,247	965,529	1,168,776	484,879	1990	5 - 40
2201-2215 NW 30th Place	Pompano Beach, FL	—		1,120,328	3,427,358	131,571	1,120,328	3,558,929	4,679,257	604,820	2013	5 - 40
2250-2270 NW 30th Place	Pompano Beach, FL	—		993,015	2,423,174	164,947	993,015	2,588,121	3,581,136	452,707	2013	5 - 40
2280-2300 NW 30th Place	Pompano Beach, FL	—		906,947	2,157,802	205,748	906,947	2,363,551	3,270,498	440,559	2013	5 - 40
2301-2329 NW 30th Place	Pompano Beach, FL	—		1,268,707	3,079,811	194,453	1,268,707	3,274,264	4,542,971	541,027	2013	5 - 40
3000 NW 25th Avenue	Pompano Beach, FL	—		1,087,554	2,897,117	151,201	1,087,554	3,048,318	4,135,872	519,491	2013	5 - 40
3001-3037 NW 25th Avenue	Pompano Beach, FL	—		1,548,542	3,512,041	327,643	1,548,542	3,839,685	5,388,227	759,253	2013	5 - 40
3012-3050 NW 25th Avenue	Pompano Beach, FL	—		1,112,781	2,763,862	259,688	1,112,781	3,023,549	4,136,330	542,917	2013	5 - 40
595 SW 13th Terrace	Pompano Beach, FL	—		359,933	1,437,116	722,833	359,933	2,159,949	2,519,882	1,342,770	1984	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	279,326	164,413	935,259	1,099,672	558,243	1984	5 - 40
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	294,844	310,178	1,533,768	1,843,946	720,079	1965	5 - 40
2459 Almond Avenue	Redlands, CA		3,810,171	11,979,923	211,352	3,810,839	12,190,607	16,001,446	441,125	2017	5 - 40
1221 N Alder Ave	Rialto, CA		17,280,833	72,740,859	84,913	17,289,021	72,817,584	90,106,605	1,833,441	2017	5 - 40
1543 N Alder Ave	Rialto, CA	—	—	—	53,779,093	25,480,304	28,298,789	53,779,093	377,929	2018	5 - 40
1920 West Baseline Rd	Rialto, CA	—	9,361,943	17,970,709	464,691	9,411,621	18,385,722	27,797,343	1,890,258	2014	5 - 40
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	2,089,912	310,854	4,369,509	4,680,363	2,194,452	1973	5 - 40
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	2,566,101	693,203	7,649,594	8,342,797	4,372,081	1975	5 - 40
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	3,066,006	256,203	5,615,655	5,871,858	3,015,128	1976	5 - 40
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	2,004,066	91,599	2,003,943	2,095,542	1,130,225	1975	5 - 40
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,945,220	223,696	4,585,655	4,809,351	2,353,099	1978	5 - 40
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	2,152,033	325,303	4,537,590	4,862,893	2,059,169	1979	5 - 40
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	681,107	615,038	5,191,379	5,806,417	3,013,701	1988	5 - 40
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	518,293	454,056	3,248,035	3,702,091	1,792,248	1987	5 - 40
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	588,033	486,166	4,153,244	4,639,410	2,551,191	1981	5 - 40
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	1,025,589	474,360	4,504,235	4,978,595	2,943,011	1982	5 - 40
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	1,194,389	652,455	5,979,064	6,631,519	3,558,663	1985	5 - 40
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	643,220	404,616	3,610,407	4,015,023	2,193,223	1985	5 - 40
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	2,250,479	452,263	5,542,360	5,994,623	3,268,835	1978	5 - 40
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	641,720	262,210	2,752,345	3,014,555	1,402,295	1989	5 - 40
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	746,952	486,598	4,830,054	5,316,652	2,623,833	1989	5 - 40
530 Eastpark Court	Richmond, VA	—	266,883	—	2,682,192	334,772	2,614,303	2,949,075	1,367,736	1999	5 - 40
540 Eastpark Court	Richmond, VA	—	742,300	—	5,433,394	1,066,839	5,108,855	6,175,694	1,405,045	2007	5 - 40
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	669,679	489,941	4,262,579	4,752,520	2,468,118	1989	5 - 40
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,755,118	720,100	4,740,678	5,460,778	2,795,547	1996	5 - 40
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	933,150	644,384	4,958,630	5,603,014	2,738,437	1990	5 - 40
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	1,248,569	408,729	3,945,917	4,354,646	2,507,746	1990	5 - 40
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,798,481	700,503	5,792,622	6,493,125	2,925,775	1998	5 - 40
5800 Eastport Boulevard	Richmond, VA	—	604,146	—	7,590,970	604,146	7,590,970	8,195,116	643,207	2016	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
5900 Eastport Boulevard	Richmond, VA	—		676,661	—	4,981,687	687,898	4,970,450	5,658,348	2,803,370	1997	5 - 40
6000 Eastport Blvd	Richmond, VA	—		872,901	—	7,490,092	901,666	7,461,327	8,362,993	2,031,498	1997	5 - 40
6530 Judge Adams Road	Rock Creek, NC	—		305,821	—	5,440,754	335,061	5,411,514	5,746,575	2,627,699	1999	5 - 40
6532 Judge Adams Road	Rock Creek, NC	—		354,903	—	4,029,128	399,988	3,984,043	4,384,031	2,260,621	1997	5 - 40
13098 George Weber Drive	Rogers, MN	—		895,811	6,004,189	1,311,797	895,811	7,315,986	8,211,797	1,351,177	2011	5 - 40
13220 Wilfred Lane	Rogers, MN	—		508,532	—	11,756,860	1,396,324	10,869,068	12,265,392	1,512,312	2014	5 - 40
13225 Brockton Lane	Rogers, MN	—		1,048,093	—	10,464,170	1,066,159	10,446,104	11,512,263	1,404,988	2014	5 - 40
1070 Windham Parkway	Romeoville, IL	—		8,672,143	24,144,864	1,238,550	8,672,143	25,383,414	34,055,557	4,189,884	2012	5 - 40
1550 Central Avenue	Roselle, IL	—	*	2,884,492	10,439,793	1,444,499	2,884,492	11,884,292	14,768,784	2,164,340	2013	5 - 40
9724 Alabama Street	San Bernardino, CA	—		4,140,486	—	(56,250)	4,084,236	10,914,982	14,999,218	23,175	2017	5 - 40
1135 Aviation Place	San Fernando, CA	—		3,035,034	2,844,962	488,199	3,035,034	3,333,161	6,368,195	642,395	2013	5 - 40
5800 Technology Boulevard	Sandston, VA	—		1,741,867	—	12,041,734	1,744,160	12,039,441	13,783,601	726,814	2016	5 - 40
8715 Bollman Place	Savage, MD	—		1,263,237	2,633,210	218,782	1,263,237	2,851,992	4,115,229	531,258	2013	5 - 40
1150 Gateway Drive	Shakopee, MN	—		1,126,865	5,684,178	207,627	1,126,865	5,891,805	7,018,670	981,977	2012	5 - 40
5555 12th Avenue East	Shakopee, MN	—		887,285	5,321,200	805,245	887,285	6,126,445	7,013,730	1,049,514	2012	5 - 40
5651 Innovation Boulevard	Shakopee, MN	—		1,551,579	9,541,234	1,989,410	1,552,083	11,530,140	13,082,223	939,155	2015	5 - 40
12110 Champion Way	Sharonville, OH	—		1,337,271	6,135,118	730,402	1,337,271	6,865,521	8,202,792	1,334,626	2013	5 - 40
9300 Olde Scotland Road	Shippensburg, PA	—		10,232,633	—	84,609,660	12,933,027	81,909,266	94,842,293	10,842,342	2014	5 - 40
3990 Heritage Oak Court	Simi Valley, CA	—		1,964,140	10,667,267	356,197	1,964,140	11,023,464	12,987,604	1,762,737	2013	5 - 40
3654-3668 Swenson Avenue	St. Charles, IL	—		643,639	1,645,058	250,143	643,639	1,895,201	2,538,840	361,656	2013	5 - 40
3701 Illinois Ave	St. Charles, IL	—		672,500	1,288,924	135,971	672,500	1,424,895	2,097,395	300,560	2013	5 - 40
3950-3980 Swenson Avenue	St. Charles, IL	—		851,080	3,027,753	531,111	851,080	3,558,864	4,409,944	620,639	2013	5 - 40
1501 102nd Avenue North	St. Petersburg, FL	—	*	283,474	2,230,868	176,960	283,474	2,407,827	2,691,301	418,656	2013	5 - 40
1527 102nd Avenue North	St. Petersburg, FL	—	*	374,284	2,987,226	329,505	374,284	3,316,731	3,691,015	561,602	2013	5 - 40
1551 102nd Avenue North	St. Petersburg, FL	—	*	699,797	5,214,438	1,049,296	699,797	6,263,734	6,963,531	1,210,288	2013	5 - 40
1 Mirrlees Drive, Hazel Grove	Stockport, UK	—	*	1,866,851	13,756,142	16,783,468	1,866,851	14,916,617	16,783,468	107,500	2018	5 - 40
6900 Harbour View Boulevard	Suffolk, VA	—		904,052	—	8,985,558	807,006	9,082,604	9,889,610	3,071,800	2006	5 - 40
6920 Harbour View Boulevard	Suffolk, VA	—		603,391	—	6,811,311	2,628,635	4,786,067	7,414,702	964,958	2005	5 - 40
6950 Harbour View Blvd	Suffolk, VA	—		929,844	—	6,443,948	794,848	6,578,944	7,373,792	2,268,848	2004	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
1516 Fryar Avenue	Sumner, WA	—		1,675,402	5,079,543	1,196,146	1,675,402	6,275,689	7,951,091	1,226,516	2013	5 - 40
3401-3409 Cragmont Drive	Tampa, FL	—		556,952	3,849,236	22,919	556,952	3,872,155	4,429,107	592,900	2012	5 - 40
3502 Riga Boulevard	Tampa, FL	—		201,600	1,263,131	274,110	201,600	1,537,241	1,738,841	236,984	2012	5 - 40
3505 Cragmont Drive	Tampa, FL	—		936,336	7,155,520	(145,469)	936,336	7,010,051	7,946,387	1,061,076	2012	5 - 40
3608 Queen Palm Drive	Tampa, FL	—		650,384	4,764,301	251,943	650,384	5,016,244	5,666,628	827,248	2012	5 - 40
5250 Eagle Trail Drive	Tampa, FL	—		952,860	—	3,638,210	952,860	3,638,210	4,591,070	1,844,262	1998	5 - 40
5501-5519 Pioneer Park Boulevard	Tampa, FL	—		162,000	1,613,000	1,113,554	262,416	2,626,138	2,888,554	1,526,249	1981	5 - 40
5690-5694 Crenshaw Street	Tampa, FL	—		181,923	1,812,496	1,023,370	181,923	2,835,866	3,017,789	1,551,921	1979	5 - 40
8110 Anderson Road	Tampa, FL	—		912,663	5,425,143	357,492	912,663	5,782,635	6,695,298	1,072,414	2012	5 - 40
8130 Anderson Road	Tampa, FL	—		655,668	4,132,076	169,879	655,668	4,301,955	4,957,623	769,863	2012	5 - 40
9020 King Palm Drive	Tampa, FL	—		1,718,496	11,697,381	912,448	1,718,496	12,609,829	14,328,325	2,057,458	2012	5 - 40
9110 King Palm Drive	Tampa, FL	—		1,203,200	7,979,540	860,302	1,203,200	8,839,842	10,043,042	1,390,359	2012	5 - 40
9203 King Palm Drive	Tampa, FL	—		754,832	4,966,864	(22,188)	754,832	4,944,676	5,699,508	760,840	2012	5 - 40
9319 Peach Palm Drive	Tampa, FL	—		612,536	4,168,473	693,900	612,536	4,862,373	5,474,909	704,408	2012	5 - 40
9704 Solar Drive	Tampa, FL	—		374,548	1,354,800	969,548	374,548	2,324,348	2,698,896	330,766	2012	5 - 40
9945 Currie Davis Drive	Tampa, FL	—		1,134,286	9,241,807	380,833	1,134,286	9,622,639	10,756,925	1,674,500	2013	5 - 40
1858 E Encanto Dr	Tempe, AZ	—	*	877,611	4,485,427	580,036	877,611	5,065,463	5,943,074	924,966	2013	5 - 40
2040 W Rio Salado Parkway	Tempe, AZ	—		3,225,000	—	13,156,274	3,225,000	13,156,274	16,381,274	1,043,224	2015	5 - 40
475 W Vaughn St	Tempe, AZ	—		1,112,245	2,260,348	392,442	1,112,245	2,652,790	3,765,035	523,937	2013	5 - 40
921 South Park Lane	Tempe, AZ	—		1,192,820	1,580,155	480,998	1,192,820	2,061,154	3,253,974	557,812	2011	5 - 40
8313 West Pierce Street	Tolleson, AZ	—		2,295,090	9,079,811	4,105,744	2,295,090	13,185,555	15,480,645	4,599,392	2007	5 - 40
8591 West Washington Street	Tolleson, AZ	—		1,574,912	7,308,021	547,804	1,574,912	7,855,825	9,430,737	1,379,880	2012	5 - 40
8601 West Washington Street	Tolleson, AZ	—		1,524,603	6,352,070	855,107	1,524,603	7,207,177	8,731,780	1,374,431	2012	5 - 40
5111 S Royal Atlanta Drive	Tucker, GA	—	*	435,776	1,875,685	533,161	435,776	2,408,847	2,844,623	544,546	2013	5 - 40
5151 S Royal Atlanta Drive	Tucker, GA	—	*	345,061	1,428,840	321,327	345,061	1,750,167	2,095,228	406,637	2013	5 - 40
Trafalgar house, Temple Court, Daten Avenue	Warrington, UK	—	*	2,731,891	11,566,166	15,093,255	2,731,891	12,361,364	15,093,255	87,138	2018	5 - 40
1400 Powis Court	West Chicago, IL	—		578,314	2,448,562	73,377	578,314	2,521,939	3,100,253	409,846	2013	5 - 40
1 Kings Hill Avenue	West Malling, UK	—		4,288,389	—	7,248,373	3,192,636	8,344,126	11,536,762	2,787,910	2006	5 - 40
42 Kings Hill Avenue	West Malling, UK	—		5,397,739	—	1,420,831	1,886,646	4,931,924	6,818,570	1,278,343	2005	5 - 40
Liberty Square, Block 1	West Malling, UK	—		159,232	1,622,551	522,446	256,732	2,047,498	2,304,230	713,693	2006	5 - 40

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

				Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)		Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
OPERATING PROPERTIES
Liberty Square, Block 2	West Malling, UK	—		199,150	1,614,217	545,985	321,094	2,038,258	2,359,352	685,285	2006	5 - 40
Liberty Square, Block 3	West Malling, UK	—		129,830	1,141,141	381,745	209,327	1,443,389	1,652,716	481,132	2006	5 - 40
Liberty Square, Block 5	West Malling, UK	—		71,377	735,993	236,751	115,081	929,040	1,044,121	309,811	2006	5 - 40
29 Liberty Square	West Malling, UK	—		165,363	1,139,928	(48,529)	159,487	1,097,274	1,256,761	68,884	2016	5 - 40
1400 Northpoint Parkway	West Palm Beach, FL	—	*	2,454,972	5,312,829	279,589	2,454,972	5,592,418	8,047,390	1,129,090	2013	5 - 40
300 Northpoint Parkway	West Palm Beach, FL	—	*	1,177,064	2,102,451	160,370	1,177,064	2,262,821	3,439,885	439,188	2013	5 - 40
400 Northpoint Parkway	West Palm Beach, FL	—	*	1,029,595	1,728,187	183,074	1,029,595	1,911,261	2,940,856	383,082	2013	5 - 40
6017 Southern Blvd	West Palm Beach, FL	—		4,513,860	—	9,171,069	4,513,860	9,171,069	13,684,929	268,019	2016	5 - 40
6035 Southern Blvd	West Palm Beach, FL	—		2,499,894	—	5,403,466	2,499,984	5,403,376	7,903,360	169,183	2016	5 - 40
2935 West Corporate Lakes Blvd	Weston, FL	—	*	4,682,521	25,905,126	1,433,338	4,682,521	27,338,464	32,020,985	4,157,921	2013	5 - 40
2945 West Corporate Lakes Blvd	Weston, FL	—	*	2,345,242	13,973,766	245,440	2,345,242	14,219,206	16,565,448	2,102,272	2013	5 - 40
43-47 Hintz Road	Wheeling, IL	—		2,051,093	18,283,480	537,835	2,051,093	18,821,316	20,872,409	3,035,542	2013	5 - 40
Unit 4, Pershore Lane	Worcester, UK	—	*	843,256	—	3,787,296	1,128,558	3,501,994	4,630,552	108,001	2018	5 - 40
Unit 3, Plot 163, Pershore Lane	Worcester, UK	—	*	4,004,097	8,113,667	13,079,858	4,004,097	9,075,761	13,079,858	111,591	2018	5 - 40
Plot 10A, Worcester Six, Pershore Lane	Worcester, UK	—		4,173,413	12,518,191	17,023,085	4,173,413	12,849,672	17,023,085	53,499	2018	5 - 40
Subtotal Operating Real Estate		$45,926,884		$1,071,864,310	$2,336,735,248	$2,520,891,843	$1,256,705,693	$4,655,783,748	$5,912,490,441	$974,972,397

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
Development Properties
350 North York Road	Bensenville, IL	—	3,043,130	—	1,507,853	—	4,550,983	4,550,983	—	2017	N/A
160 and 180 Dulty's Lane Land	Burlington, NJ	—	6,920,365	—	9,133,984	—	16,054,349	16,054,349	—	2018	N/A
12830 Virkler Drive	Charlotte, NC	—	298,624	—	4,283,630	—	4,582,253	4,582,253	—	2018	N/A
Widnes - Unit 1	Chesire, UK	—	703,253	—	2,413,864	—	3,117,117	3,117,117	—	2018	N/A
2980 Green Road	Greer, SC	—	16,338	—	2,183,126	—	2,199,464	2,199,464	—	2017	N/A
7157 Ridge Road	Hanover, MD	—	3,875,203	—	17,667,379	—	21,542,582	21,542,582	—	2017	N/A
1401 Rankin Road	Houston, TX	—	5,895,650	—	12,628,113	—	18,523,763	18,523,763	—	2018	N/A
15515 Woodham Drive	Houston, TX	—	21,665,705	—	28,161,131	—	49,826,836	49,826,836	—	2018	N/A
5350 Frye Road	Irving, TX	—	2,589,923	—	9,726,004	—	12,315,927	12,315,927	—	2018	N/A
120 Midway Road	Jackson, GA	—	5,410,100	—	24,034,026	—	29,444,126	29,444,126	—	2018	N/A
650 Swedesford Road	King of Prussia, PA	—	488,529	—	4,065,131	—	4,553,660	4,553,660	—	2017	N/A
3535 N Houston School Road	Lancaster, TX	—	5,014,293	—	48,978,234	—	53,992,527	53,992,527	—	2018	N/A
1912 16th Street	LaPorte, TX	—	1,337,516	—	365,516	—	1,703,032	1,703,032	—	2018	N/A
1814 Highway 146th South	LaPorte, TX	—	1,420,014	—	5,688,787	—	7,108,801	7,108,801	—	2017	N/A
1302 Wharton Weems Blvd	LaPorte, TX	—	4,378,890	—	22,599,236	—	26,978,126	26,978,126	—	2017	N/A
1901 Wharton Weems Blvd	LaPorte, TX	—	2,634,375	—	435,322	—	3,069,697	3,069,697	—	2018	N/A
11230 NW 122 Street	Medley, FL	—	5,226,348	—	6,823,058	—	12,049,406	12,049,406	—	2018	N/A
11240 NW 122 Street	Medley, FL	—	5,226,348	—	10,261,112	—	15,487,460	15,487,460	—	2018	N/A
11430 NW 122 Street	Medley, FL	—	5,790,968	—	1,257,013	—	7,047,981	7,047,981	—	2017	N/A
Liberty 196 Brackmills	Northampton, UK	—	7,272,742	—	12,991,279	—	20,264,021	20,264,021	—	2018	N/A
2300 Liberty Drive	Northampton, PA	—	9,549,414	—	1,247,326	—	10,796,740	10,796,740	—	2018	N/A
2800 Liberty Drive	Northampton, PA	—	11,478,785	—	342,628	—	11,821,413	11,821,413	—	2018	N/A
1383 S Cucamonga Avenue	Ontario, CA	—	6,773,327	—	1,249,141	—	8,022,468	8,022,468	—	2018	N/A
400 Rouse Boulevard	Philadelphia, PA	—	10,514,720	—	2,088,179	—	12,602,899	12,602,899	—	2018	N/A
1250 S 71st Avenue	Phoenix, AZ	—	3,587,584	—	10,854,851	—	14,442,435	14,442,435	—	2018	N/A
2000 W Baseline Road	Rialto, CA	—	11,706,478	—	11,142,119	—	22,848,597	22,848,597	—	2018	N/A
855 W Valley Boulevard	Rialto, CA	—	24,722,726	—	2,779,395	—	27,502,121	27,502,121	—	2018	N/A
520 East Orange Show Road	San Bernardino, CA	—	14,742,703	—	16,750,766	—	31,493,469	31,493,469	—	2018	N/A
42 Kings Hill Avenue	West Malling, UK	—	1,237,847	—	8,358,786	—	9,596,633	9,596,633	—	2018	N/A

6043 Southern Boulevard	West Palm Beach, FL	—	2,741,040	—	3,382,226	—	6,123,266	6,123,266	—	2018	N/A
Worcester Plot 2A	Worcester, UK	—	646,426	—	1,860,444	—	2,506,870	2,506,870	—	2018	N/A
Subtotal Development in Progress		$—	$186,909,364	$—	$285,259,659	$—	$472,169,022	$472,169,022	$—

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
Camden Town Center Land	Camden, NJ	—	3,384,543	—	(1,815,511)	1,569,032	—	1,569,032	—	2016	N/A
Randolph Street Land	Commerce, CA	—	1,758,528	—	—	1,758,528	—	1,758,528		2018	N/A
Mountain Creek Business Park L	Dallas, TX	—	7,984,928	—	6,952,870	14,937,798	—	14,937,798	—	2016	N/A
4030 S State Road 7 Land	Dania Beach, FL	—	14,727,819	—	488,777	15,216,596	—	15,216,596		2018	N/A
Holly Lane North Land	Dayton, MN	—	889,205	—	143,710	1,032,915	—	1,032,915	—	2014	N/A
French Lake Land	Dayton/Rogers, MN	—	13,513,632	—	7,684,117	21,197,749	—	21,197,749	—	2015	N/A
Flying Cloud Drive Land	Eden Prairie, MN	—	2,051,631	—	1,949,097	4,000,728	—	4,000,728	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	4,435,684	21,293,240	—	21,293,240	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,931,704	3,496,239	—	3,496,239	—	2006	N/A
Arundel Ridge Land	Hanover, MD	—	3,371,183	—	(583,887)	2,787,296	—	2,787,296	—	2008	N/A
Interwood Land	Houston, TX	—	5,160,668	—	32,647	5,193,315	—	5,193,315	—	2012	N/A
Richey Road Land	Houston, TX	—	12,630,951	—	(11,522,400)	1,108,551	—	1,108,551	—	2014	N/A
Cabin Branch Road Land	Hyattsville, MD	—	507,337	—	1,851,968	2,359,305	—	2,359,305	—	2017	N/A
Rouse Kent Limited	Kent, UK	—	—	—	24,724,274	24,724,274	—	24,724,274	—	2012	N/A
Port Crossing Commerce Center Land	La Porte, TX	—	5,073,341	—	316,899	5,390,240	—	5,390,240	—	2015	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	1,456,064	2,248,182	—	2,248,182	—	1995	N/A
Paramount Boulevard Land	Long Beach, CA	—	33,689,684	—	197,422	33,887,106	—	33,887,106		2018	N/A
Spring Creek Land	Lower Macungie Twp, PA	—	36,615,601	—	12,137,495	48,753,096	—	48,753,096	—	2013	N/A
Miami International Tradeport Land	Medley, FL	—	8,359,177	—	9,001,589	17,360,766	—	17,360,766	—	2011	N/A
557 Nazareth Pike Land	Nazareth, PA	—	4,667,646	—	668,506	5,336,152	—	5,336,152	—	2013	N/A
357 Wilson Avenue Land	Newark, NJ	—	12,882,076	—	145,473	13,027,549	—	13,027,549		2018	N/A
Century Commerce Center Land	Northampton, PA	—	17,347,131	—	1,915,008	19,262,139	—	19,262,139		2018	N/A
Southern Boulevard Land	Palm Beach County, FL	—	6,628,239	—	4,838,777	11,467,016	—	11,467,016	—	2014	N/A
Buckeye Logistics Center West Land	Phoenix, AZ	—	4,193,865	—	2,331,154	6,525,019	—	6,525,019	—	2013	N/A
Watkins Street and 48th Avenue Land	Phoenix, AZ	—	4,078,812	—	247,597	4,326,409	—	4,326,409		2018	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	21,717	170,031	—	170,031	—	1996	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	823,895	3,539,609	—	3,539,609	—	2006	N/A

LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost			Gross Amount Carried at End of Period
Project	Location	Encumbrances (1)	Land	Building	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Total 12/31/2018	Accumulated Depreciation 12/31/2018	Date of Construction or Acquisition	Depreciable life (years)
LAND HELD FOR DEVELOPMENT
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	(105,136)	75,000	—	75,000	—	2000	N/A
Legacy Park Land	Tampa, FL	—	3,289,423	—	910,577	4,200,000	—	4,200,000	—	2006	N/A
Subtotal Land Held for Development		$—	$224,063,793	$—	$72,180,087	$296,243,880	$—	$296,243,880	$—

Total All Properties		$45,926,884	$1,626,394,997	$2,455,572,009	$2,484,311,716	$1,552,949,573	$5,127,952,770	$6,680,903,343	$974,972,397

* Denotes property is collateralized under mortgages with Athene, New York Life, PGIM/Prudential and Wells Fargo totaling $347.9 million.
(1) Does not include deferred financing costs and market adjustments.
(2) Includes foreign currency changes, transfers to assets held for sale, write-offs of certain fully depreciated assets and net of impairment charges.

SCHEDULE III
LIBERTY PROPERTY TRUST AND LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2018	2017	2016
REAL ESTATE:
Balance at beginning of year	$5,800,901	$5,483,640	$6,324,860
Additions	1,390,838	648,742	445,142
Disposition of property	(510,836)	(331,481)	(1,286,362)

Balance at end of year	$6,680,903	$5,800,901	$5,483,640

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$851,624	$746,539	$973,077
Depreciation expense	143,652	149,044	168,077
Disposition of property	(20,304)	(43,959)	(394,615)

Balance at end of year	$974,972	$851,624	$746,539

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonable likely to materially affect the Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company's 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm - Liberty Property Trust

Management's Annual Report on Internal Control Over Financial Reporting - Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm - Liberty Property Limited Partnership

Financial Statements - Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2018 and 2017

Statements of Comprehensive Income:
Liberty Property Trust Consolidated for the years ended December 31, 2018 , 2017 and 2016

Statements of Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2018 , 2017 and 2016

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2018 , 2017 and 2016

Financial Statements - Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2018 and 2017

Statements of Comprehensive Income:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2018 , 2017 and 2016

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2018 , 2017 and 2016

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2018 , 2017 and 2016

Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES:

Schedule II - Allowance for Doubtful Accounts for Liberty Property Trust and Liberty Property Limited Partnership

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2018 for Liberty Property Trust and Liberty Property Limited Partnership

All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.    EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.	Description

3.1.1*	Amended and Restated Declaration of Trust of the Trust as amended through May 24, 2018.

3.1.16
Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997).

3.1.17
First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999).

3.1.18
Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).

3.1.19
Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

3.1.20
Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the Registrants' Current Report on Form 8-K, filed with the Commission on September 2, 2004).

3.1.21
Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the Registrants' Current Report on Form 8-K, filed with the Commission on June 17, 2005).

3.1.22
Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the Registrants' Current Report on Form 8-K, filed with the Commission on June 30, 2005).

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

3.1.25
Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the Registrants' Current Report on Form 8-K, filed with the Commission on December 18, 2006).

3.1.26
Eighth Amendment to the Second Amendment and Restated Agreement of the Operating Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Registrants' Current Report on Form 8-K, filed with the Commission on August 23, 2007).

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

3.1.29
Liberty Property Trust First Amended and Restated By-Laws, as amended through May 17, 2018 (Incorporated by reference to Exhibit 3.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on May 21, 2018).

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

4.4
Third Supplemental Indenture, dated as of December 10, 2012, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $300,000,000 principal amount of 3.375% Senior Notes due 2023 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.15 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

4.5
Fourth Supplemental Indenture, dated as of September 27, 2013, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, and relating to $450,000,000 principal amount of 4.400% Senior Notes due 2024 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.16 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

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

4.8
Seventh Supplemental Indenture, dated as of April 27, 2017, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 20, 2016, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.

10.1@
Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 8, 2014 (Incorporated by reference to appendix to the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 8, 2014, filed with the Commission on April 7, 2014).

10.2	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Trusts' Registration Statement on Form S-11 (Commission File No. 33-77084).

10.3	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Trusts' Registration Statement on Form S-11 (Commission File No. 33-77084).

10.4	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Trusts' Registration Statement on Form S-11 (Commission File No. 33-77084).

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

10.9@
Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed with the Commission on February 24, 2005).

10.10@
Form of Option Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008).

10.11@
Form of 2009 Long Term Incentive Plan Target Unit Award Agreement (Incorporated by reference to Exhibit 10.2 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.12.1+
Amended and Restated Limited Partnership of Liberty/Commerz 1701 JFK Boulevard Limited Partnership, dated as of April 11, 2006, by and among Liberty Property Philadelphia Corporation IV East, as general partner, and the Operating Partnership and 1701 JFK Boulevard Philadelphia, L.P. as limited partners (Incorporated by reference to Exhibit 10.3 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

10.12.2+
Substitution of Limited Partner Agreement, dated as of December 31, 2013, by and among Liberty Property Philadelphia Corporation IV East, as general partner, Liberty Property Limited Partnership and Comcast Philadelphia Holdings, LLC. (Incorporated by reference to Exhibit 10.15.2 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

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

10.15++
Fifth Amended and Restated Credit Agreement, dated as of October 20, 2017, by and among Liberty Property Trust, Liberty Property Limited Partnership, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank National Association, U.S. Bank National Association and Wells Fargo Bank National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank Nation Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Bookrunners, and the lenders party thereto. (Incorporated by reference to Exhibit 10.15 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.16+
Amended and Restated Limited Liability Company Operating Agreement of 18A LLC, dated as of June 30, 2014, by and between Liberty Property Limited Partnership and Comcast Corporation (Incorporated by reference to Exhibit 10.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.17+
Limited Liability Company Operating Agreement of 18A Hotel LLC, dated as of June 30, 2014, by and between Comcast Corporation and Liberty Property Development Company IV-S, LLC, a wholly owned subsidiary of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.18+
Development Agreement, dated as of June 30, 2014, by and among Liberty Property 18th & Arch, LP, Liberty Property Limited Partnership and a wholly owned subsidiary of 18A Hotel LLC (Incorporated by reference to Exhibit 10.3 filed with the Registrants' Quarterly Report on Form 10-Q, filed with the Commission on June 30, 2014).

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

LIBERTY PROPERTY TRUST

Date: February 26, 2019                    By: /s/ WILLIAM P. HANKOWSKY
-----------------------------------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
William P. Hankowsky

/s/ CHRISTOPHER J. PAPA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Christopher J. Papa

/s/ MARY BETH MORRISSEY	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Mary Beth Morrissey

/s/ THOMAS C. DELOACH, JR.	Trustee	February 26, 2019
Thomas C. DeLoach, Jr.

/s/ KATHERINE E. DIETZE	Trustee	February 26, 2019
Katherine E. Dietze

/s/ ANTONIO F. FERNANDEZ	Trustee	February 26, 2019
Antonio F. Fernandez

/s/ DANIEL P. GARTON	Trustee	February 26, 2019
Daniel P. Garton

/s/ ROBERT G. GIFFORD	Trustee	February 26, 2019
Robert G. Gifford

/s/ DAVID L. LINGERFELT	Trustee	February 26, 2019
David L. Lingerfelt

/s/ MARGUERITE M. NADER	Trustee	February 26, 2019
Marguerite M. Nader

/s/ FREDRIC J. TOMCZYK	Trustee	February 26, 2019
Fredric J. Tomczyk

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

Date: February 26, 2019                    By: /s/ WILLIAM P. HANKOWSKY
----------------------------------------------
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
William P. Hankowsky

/s/ CHRISTOPHER J. PAPA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Christopher J. Papa

/s/ MARY BETH MORRISSEY	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Mary Beth Morrissey

/s/ THOMAS C. DELOACH, JR.	Trustee	February 26, 2019
Thomas C. DeLoach, Jr.

/s/ KATHERINE E. DIETZE	Trustee	February 26, 2019
Katherine E. Dietze

/s/ ANTONIO F. FERNANDEZ	Trustee	February 26, 2019
Antonio F. Fernandez

/s/ DANIEL P. GARTON	Trustee	February 26, 2019
Daniel P. Garton

/s/ ROBERT G. GIFFORD	Trustee	February 26, 2019
Robert G. Gifford

/s/ DAVID L. LINGERFELT	Trustee	February 26, 2019
David L. Lingerfelt

/s/ MARGUERITE M. NADER	Trustee	February 26, 2019
Marguerite M. Nader

/s/ FREDRIC J. TOMCZYK	Trustee	February 26, 2019
Fredric J. Tomczyk