Form 10-Q
period 2019-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2019-05-08
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.001 par value	LPT	New York Stock Exchange
On May 6, 2019 148,276,745 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at March 31, 2019. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2019

Index		Page

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signatures for Liberty Property Trust		45

Signatures for Liberty Property Limited Partnership		46

	EIGHTH SUPPLEMENTAL INDENTURE, DATED AS OF JANUARY 25, 2019, BETWEEN THE OPERATING PARTNERSHIP, AS ISSUER, AND U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	March 31, 2019	December 31, 2018
ASSETS
Real estate:
Land and land improvements	$1,311,504	$1,241,593
Building and improvements	4,564,769	4,410,324
Less accumulated depreciation	(978,406)	(945,365)
Operating real estate	4,897,867	4,706,552
Development in progress	440,593	472,169
Land held for development	297,384	296,244
Net real estate	5,635,844	5,474,965
Cash and cash equivalents	96,949	84,923
Restricted cash	17,696	10,899
Accounts receivable	15,992	14,109
Deferred rent receivable	114,944	111,627
Deferred financing and leasing costs, net of accumulated amortization (March 31, 2019, $175,126; December 31, 2018, $165,786)	163,155	157,980
Investments in and advances to unconsolidated joint ventures	353,215	350,981
Assets held for sale	423,846	477,716
Right of use asset	18,097	—
Prepaid expenses and other assets	98,841	251,192
Total assets	$6,938,579	$6,934,392
LIABILITIES
Mortgage loans, net	$396,690	$395,202
Unsecured notes, net	2,632,089	2,285,698
Credit facilities	100,000	411,846
Accounts payable	51,267	65,260
Accrued interest	37,236	22,309
Dividend and distributions payable	62,229	60,560
Lease liabilities	18,752	—
Other liabilities	218,131	272,143
Liabilities held for sale	18,035	17,065
Total liabilities	3,534,429	3,530,083
Noncontrolling interest - operating partnership - 213,483 and 301,483 preferred units outstanding as of March 31, 2019 and December 31, 2018, respectively	5,337	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 148,258,042 and 147,899,354 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	148	148
Additional paid-in capital	3,697,783	3,691,778
Accumulated other comprehensive loss	(51,803)	(55,243)
Distributions in excess of net income	(313,279)	(306,822)
Total Liberty Property Trust shareholders’ equity	3,332,849	3,329,861
Noncontrolling interest – operating partnership - 3,520,205 common units outstanding as of March 31, 2019 and December 31, 2018	61,280	61,471
Noncontrolling interest – consolidated joint ventures	4,684	5,440
Total equity	3,398,813	3,396,772
Total liabilities, noncontrolling interest - operating partnership and equity	$6,938,579	$6,934,392

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUE
Rental revenue	$156,886	$146,361
Development service fee income	864	26,352
Total revenue	157,750	172,713
EXPENSES
Rental property	13,620	13,260
Real estate taxes	22,462	21,578
General and administrative	15,607	14,335
Leasing expense	3,208	2,812
Other operating expense	2,268	2,502
Interest expense	25,519	22,670
Depreciation and amortization	43,484	39,659
Development service fee expense	833	28,067
Impairment charges - real estate assets	99	—
Total expenses	127,100	144,883

Interest and other income	3,394	2,494
Gain on property dispositions	741	4,158
Equity in earnings of unconsolidated joint ventures	7,009	6,764
Income from continuing operations before income taxes	41,794	41,246
Income taxes	(832)	(528)
Income from continuing operations	40,962	40,718
Discontinued operations (including gain on sale net of impairments of $8.7 million on property dispositions for the three months ended March 31, 2019 and $90.0 million for the three months ended March 31, 2018)	14,786	103,007
Net income	55,748	143,725
Noncontrolling interest – operating partnership	(1,374)	(3,457)
Noncontrolling interest – consolidated joint ventures	(44)	(87)
Net income available to common shareholders	$54,330	$140,181

Net income	$55,748	$143,725
Other comprehensive income - foreign currency translation	5,376	7,932
Other comprehensive (loss) income - derivative instruments	(1,854)	385
Other comprehensive income	3,522	8,317
Total comprehensive income	59,270	152,042
Less: comprehensive income attributable to noncontrolling interest	(1,500)	(3,738)
Comprehensive income attributable to common shareholders	$57,770	$148,304
Earnings per common share
Basic:
Income from continuing operations	$0.27	$0.27
Income from discontinued operations	0.10	0.68
Income per common share – basic	$0.37	$0.95
Diluted:
Income from continuing operations	$0.27	$0.27
Income from discontinued operations	0.10	0.68
Income per common share – diluted	$0.37	$0.95
Weighted average number of common shares outstanding
Basic	147,559	147,060
Diluted	148,540	147,873
Amounts attributable to common shareholders
Income from continuing operations	$39,887	$39,574
Discontinued operations	14,443	100,607
Net income available to common shareholders	$54,330	$140,181
See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2019	147,899,354	$148	$3,691,778	$(55,243)	$(306,822)	$3,329,861	$61,471	$5,440	$3,396,772	$7,537
Net proceeds from the issuance of common shares	358,688	—	3,909	—	—	3,909	—	—	3,909	—
Net income	—	—	—	—	54,330	54,330	1,290	44	55,664	84
Distributions	—	—	—	—	(60,787)	(60,787)	(1,563)	(800)	(63,150)	(84)
Share-based compensation net of shares related to tax withholdings	—	—	2,096	—	—	2,096	—	—	2,096	—
Other comprehensive loss - foreign currency translation	—	—	—	5,251	—	5,251	125	—	5,376	—
Other comprehensive income - derivative instruments	—	—	—	(1,811)	—	(1,811)	(43)	—	(1,854)	—
Redemption of noncontrolling interest - preferred units	—	—	—	—	—	—	—	—	—	(2,200)
Balance at March 31, 2019	148,258,042	$148	$3,697,783	$(51,803)	$(313,279)	$3,332,849	$61,280	$4,684	$3,398,813	$5,337

	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2018	147,450,691	$147	$3,674,978	$(37,797)	$(549,970)	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Net proceeds from the issuance of common shares	322,450	1	3,266	—	—	3,267	—	—	3,267	—
Net income	—	—	—	—	140,181	140,181	3,339	87	143,607	118
Distributions	—	—	—	—	(59,094)	(59,094)	(1,506)	(85)	(60,685)	(118)
Share-based compensation net of shares related to tax withholdings	—	—	5,416	—	—	5,416	—	—	5,416	—
Other comprehensive loss - foreign currency translation	—	—	—	7,747	—	7,747	185	—	7,932	—
Other comprehensive income - derivative instruments	—	—	—	376	—	376	9	—	385	—
Balance at March 31, 2018	147,773,141	$148	$3,683,660	$(29,674)	$(468,883)	$3,185,251	$58,186	$4,851	$3,248,288	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$55,748	$143,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,721	45,144
Amortization of deferred financing costs	1,201	967
Expensed pursuit costs	122	324
Impairment charges - real estate assets	10,373	—
Equity in earnings of unconsolidated joint ventures	(7,009)	(6,764)
Gain on property dispositions	(19,682)	(94,170)
Share-based compensation	9,641	9,633
Development service fee accrual	(23,249)	2,968
Other	(1,818)	(762)
Changes in operating assets and liabilities:
Accounts receivable	(2,247)	(706)
Deferred rent receivable	(4,177)	(4,944)
Prepaid expenses and other assets	13,670	20,312
Accounts payable	(13,874)	(9,003)
Accrued interest	14,927	13,059
Other liabilities	(25,587)	(26,084)
Net cash provided by operating activities	53,760	93,699
INVESTING ACTIVITIES
Investment in properties – acquisitions	(130,432)	(95,027)
Investment in properties – other	(7,392)	(3,603)
Investments in and advances to unconsolidated joint ventures	(3,240)	(66,420)
Distributions from unconsolidated joint ventures	8,209	11,521
Net proceeds from disposition of properties/land	87,609	184,233
Investment in development in progress	(68,026)	(51,932)
Investment in land held for development	(14,000)	(18,234)
Payment of deferred leasing costs	(4,653)	(2,183)
Release of escrows and other	130,160	126,745
Net cash (used in) provided by investing activities	(1,765)	85,100
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	3,909	3,267
Share repurchases, including shares related to tax withholdings	(7,981)	(4,402)
Redemption of preferred units	(2,200)	—
Proceeds from unsecured notes	349,097	—
Repayments of mortgage loans	(1,632)	(1,714)
Proceeds from credit facility	98,294	312,993
Repayments on credit facility	(410,140)	(414,757)
Payment of deferred financing costs	(3,408)	—
Distribution paid on common shares	(59,154)	(58,980)
Distribution to partners/noncontrolling interests	(2,412)	(1,651)
Net cash used in financing activities	(35,627)	(165,244)
Net increase in cash, cash equivalents and restricted cash	16,368	13,555
Increase in cash, cash equivalents and restricted cash related to foreign currency translation	2,455	506
Cash, cash equivalents and restricted cash at beginning of period	95,822	25,685
Cash, cash equivalents and restricted cash at end of period	$114,645	$39,746

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	March 31, 2019	December 31, 2018
ASSETS
Real estate:
Land and land improvements	$1,311,504	$1,241,593
Building and improvements	4,564,769	4,410,324
Less accumulated depreciation	(978,406)	(945,365)
Operating real estate	4,897,867	4,706,552
Development in progress	440,593	472,169
Land held for development	297,384	296,244
Net real estate	5,635,844	5,474,965
Cash and cash equivalents	96,949	84,923
Restricted cash	17,696	10,899
Accounts receivable, net	15,992	14,109
Deferred rent receivable, net	114,944	111,627
Deferred financing and leasing costs, net of accumulated amortization (March 31, 2019, $175,126; December 31, 2018, $165,786)	163,155	157,980
Investments in and advances to unconsolidated joint ventures	353,215	350,981
Assets held for sale	423,846	477,716
Right of use asset	18,097	—
Prepaid expenses and other assets	98,841	251,192
Total assets	$6,938,579	$6,934,392
LIABILITIES
Mortgage loans, net	$396,690	$395,202
Unsecured notes, net	2,632,089	2,285,698
Credit facilities	100,000	411,846
Accounts payable	51,267	65,260
Accrued interest	37,236	22,309
Distributions payable	62,229	60,560
Lease liabilities	18,752	—
Other liabilities	218,131	272,143
Liabilities held for sale	18,035	17,065
Total liabilities	3,534,429	3,530,083
Limited partners’ equity - 213,483 and 301,483 preferred units outstanding as of March 31, 2019 and December 31, 2018, respectively	5,337	7,537
OWNERS’ EQUITY
General partner’s equity - 148,258,042 and 147,899,354 common units outstanding as of March 31, 2019 and December 31, 2018, respectively	3,332,849	3,329,861
Limited partners’ equity – 3,520,205 common units outstanding as of March 31, 2019 and December 31, 2018	61,280	61,471
Noncontrolling interest – consolidated joint ventures	4,684	5,440
Total owners’ equity	3,398,813	3,396,772
Total liabilities, limited partners’ equity and owners’ equity	$6,938,579	$6,934,392

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUE
Rental revenue	$156,886	$146,361
Development service fee income	864	26,352
Total revenue	157,750	172,713
EXPENSES
Rental property	13,620	13,260
Real estate taxes	22,462	21,578
General and administrative	15,607	14,335
Leasing expense	3,208	2,812
Other operating expense	2,268	2,502
Interest expense	25,519	22,670
Depreciation and amortization	43,484	39,659
Development service fee expense	833	28,067
Impairment charges - real estate assets	99	—
Total expenses	127,100	144,883

Interest and other income	3,394	2,494
Gain on property dispositions	741	4,158
Equity in earnings of unconsolidated joint ventures	7,009	6,764
Income from continuing operations before income taxes	41,794	41,246
Income taxes	(832)	(528)
Income from continuing operations	40,962	40,718
Discontinued operations (including gain on sale net of impairments of $8.7 million on property dispositions for the three months ended March 31, 2019 and $90.0 million for the three months ended March 31, 2018)	14,786	103,007
Net income	55,748	143,725
Noncontrolling interest – consolidated joint ventures	(44)	(87)
Preferred unit distributions	(84)	(118)
Net income available to common unitholders	$55,620	$143,520
Net income	$55,748	$143,725
Other comprehensive income - foreign currency translation	5,376	7,932
Other comprehensive (loss) income - derivative instruments	(1,854)	385
Other comprehensive income	3,522	8,317
Total comprehensive income	$59,270	$152,042
Earnings per common unit
Basic:
Income from continuing operations	$0.27	$0.27
Income from discontinued operations	0.10	0.68
Income per common unit - basic	$0.37	$0.95
Diluted:
Income from continuing operations	$0.27	$0.27
Income from discontinued operations	0.10	0.68
Income per common unit - diluted	$0.37	$0.95
Weighted average number of common units outstanding
Basic	151,079	150,580
Diluted	152,060	151,393
Net income allocated to general partners	$54,330	$140,181
Net income allocated to limited partners	$1,374	$3,457
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2019	147,899,354	3,520,205	$3,329,861	$61,471	$5,440	$3,396,772	$7,537
Contributions from partners	358,688	—	6,005	—	—	6,005	—
Distributions to partners	—	—	(60,787)	(1,563)	(800)	(63,150)	(84)
Other comprehensive loss - foreign currency translation	—	—	5,251	125	—	5,376	—
Other comprehensive income - derivative instruments	—	—	(1,811)	(43)	—	(1,854)	—
Net income	—	—	54,330	1,290	44	55,664	84
Redemption of limited partners' preferred units	—	—	—	—	—	—	(2,200)
Balance at March 31, 2019	148,258,042	3,520,205	$3,332,849	$61,280	$4,684	$3,398,813	$5,337

	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2018	147,450,691	3,520,205	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Contributions from partners	322,450	—	8,683	—	—	8,683	—
Distributions to partners	—	—	(59,094)	(1,506)	(85)	(60,685)	(118)
Other comprehensive loss - foreign currency translation	—	—	7,747	185	—	7,932	—
Other comprehensive income - derivative instruments	—	—	376	9	—	385	—
Net income	—	—	140,181	3,339	87	143,607	118
Balance at March 31, 2018	147,773,141	3,520,205	$3,185,251	$58,186	$4,851	$3,248,288	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$55,748	$143,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,721	45,144
Amortization of deferred financing costs	1,201	967
Expensed pursuit costs	122	324
Impairment charges - real estate assets	10,373	—
Equity in earnings of unconsolidated joint ventures	(7,009)	(6,764)
Gain on property dispositions	(19,682)	(94,170)
Noncash compensation	9,641	9,633
Development service fee accrual	(23,249)	2,968
Other	(1,818)	(762)
Changes in operating assets and liabilities:
Accounts receivable	(2,247)	(706)
Deferred rent receivable	(4,177)	(4,944)
Prepaid expenses and other assets	13,670	20,312
Accounts payable	(13,874)	(9,003)
Accrued interest	14,927	13,059
Other liabilities	(25,587)	(26,084)
Net cash provided by operating activities	53,760	93,699
INVESTING ACTIVITIES
Investment in properties – acquisitions	(130,432)	(95,027)
Investment in properties – other	(7,392)	(3,603)
Investments in and advances to unconsolidated joint ventures	(3,240)	(66,420)
Distributions from unconsolidated joint ventures	8,209	11,521
Net proceeds from disposition of properties/land	87,609	184,233
Investment in development in progress	(68,026)	(51,932)
Investment in land held for development	(14,000)	(18,234)
Payment of deferred leasing costs	(4,653)	(2,183)
Release of escrows and other	130,160	126,745
Net cash (used in) provided by investing activities	(1,765)	85,100
FINANCING ACTIVITIES
Redemption of preferred units	(2,200)	—
Proceeds from unsecured notes	349,097	—
Repayments of mortgage loans	(1,632)	(1,714)
Proceeds from credit facility	98,294	312,993
Repayments on credit facility	(410,140)	(414,757)
Payment of deferred financing costs	(3,408)	—
Capital contributions	3,909	3,267
Distributions to partners/noncontrolling interests	(69,547)	(65,033)
Net cash used in financing activities	(35,627)	(165,244)
Net increase in cash, cash equivalents and restricted cash	16,368	13,555
Increase in cash, cash equivalents and restricted cash related to foreign currency translation	2,455	506
Cash, cash equivalents and restricted cash at beginning of period	95,822	25,685
Cash, cash equivalents and restricted cash at end of period	$114,645	$39,746

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at March 31, 2019. The Company owns and operates industrial properties in the United States nationally, as well as in the United Kingdom. The Company intends to divest its remaining office properties (other than its headquarters) over the next few years and focus its efforts and capital solely on its industrial platform. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity (“VIE”) of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $74.3 million and $75.1 million as of March 31, 2019 and December 31, 2018, respectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance (except revenue in the scope of other accounting standards, including standards related to leasing). Subsequently, the FASB issued supplementary standards providing additional guidance and targeted improvements to ASU 2014-09 (collectively, the “Revenue Standards”). The Revenue Standards provide a unified model to determine how revenue is recognized. In accordance with the Revenue Standards, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied.

Upon adoption of the Revenue Standards, the Company evaluated each of its revenue streams: lease agreement revenue, development service fee revenue, deferred land sale revenue and gain or loss on sale of nonfinancial assets. The Company concluded that there are no revenue streams from its lease agreements that are covered by the Revenue Standards with the possible exception of non-lease components as further discussed below.

The Revenue Standards did not have an impact on the amount and timing of recognizing the Company's development service fee income. The Company recognizes development service fee income on a variable basis as a percentage of costs incurred on third party development contracts. Property development services, which are a single performance obligation, continue to be satisfied and recognized over time. The Company measures its progress toward completing the performance obligations under each arrangement. The measurement of the transfer of value to the customer for these services utilizes the input method (actual costs incurred against anticipated project costs) since this method best depicts the actual transfer of value promised to the customer. Estimated expected losses on such contracts are accrued in the period in which they are determinable. The total amount of consideration to be received from these projects is assessed on a quarterly basis. Based on existing contracts, completion is anticipated during 2019.

The Company recognizes revenues from improving land sites and selling the underlying land on behalf of its development partner to home builders in the United Kingdom. These agreements contain a pre-emption clause and a seller's call option. The Company recognizes revenue as the pre-emption period or seller's call option lapses utilizing the output method. There was $3.7 million in revenue recognized for such contracts during the three months ended March 31, 2019.

The Revenue Standards did not have an impact on the gain or loss on sale of nonfinancial assets. The Revenue Standards require the Company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in-substance nonfinancial asset. Additionally, when the Company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the Company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. See Notes 5 and 7 for further discussion of sales of nonfinancial assets during the three months ended March 31, 2019.

Estimated gross revenue related to the remaining performance obligations under existing contracts (before allocation of related costs and expenses) as of March 31, 2019 that will be recognized as revenue in future periods was approximately $34.2 million, which is expected to be recognized in 2019 through 2021.
Recently Issued Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2016-02, Leases (“ASU 2016-02”). Additional guidance and targeted improvements to ASU 2016-02 were made through the issuances of supplementary ASUs in July 2018, December 2018 and March 2019 (collectively, the "New Lease Standard"). The New Lease Standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). It requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The New Lease Standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases.
The New Lease Standards limit capitalization of certain initial direct costs which were previously capitalizable under previous lease standards. Such costs which were expensed during the three months ended March 31, 2019 were $0.3 million.
The Company adopted the New Lease Standard on January 1, 2019 and applied it using a modified retrospective approach whereby the cumulative effect of the adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption.
The following practical expedients available for implementation were elected:
a. whether an expired or existing contract meets the definition of a lease
b. the lease classification at the adoption date for existing or expired leases
c. whether costs previously capitalized as initial direct costs would continue to be amortized
Additionally, the Company has elected the practical expedient not to recognize right of use assets and lease liabilities with a term of one year or less.
The Company's leases met the criteria in the New Lease Standard to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The Company has elected to exclude sales and other similar taxes from the measurement of lease revenue and expense and the Company has excluded those costs paid directly by lessees to third parties.
Lessee Disclosure
As of March 31, 2019, the Company had a total of five properties subject to operating ground leases in Florida, New Jersey, Kentucky and the United Kingdom with a weighted average remaining term of 47 years. These leases have remaining terms of 11 to 110 years, expiration dates of June 2030 to June 2129, and renewal options of 25 to 48 years. The Company has included in the lease terms renewal options to the useful life of the asset constructed on the land. Payments for certain properties are subject to increases at five-year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments are considered variable payments and do not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as an amendment with a change in the terms of the lease. The Company used discount rates in a range of 4.1% to 5.0% for a weighted average discount rate of 4.6%, which was derived from the Company's assessment of credit quality of the Company adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. The Company also leases office space from unrelated third-parties. The Company recognized $468,000 of lease expense, of which $433,000 was paid in cash, during the three months ended March 31, 2019. The following schedule indicates the approximate future minimum lease payments for the ground and office leases as of March 31, 2019:

Year	Amount
2019 (remainder of year)	$1,134
2020	1,376
2021	1,235
2022	1,137
2023	1,036
Thereafter	40,842
Total minimum payments	$46,760
Imputed interest	(27,833)
Amortization	(175)
Lease liabilities	$18,752
Deferred rent	(655)
Right of use asset	$18,097
As noted above, the Company adopted the New Lease Standard effective January 1, 2019. Since the Company has applied the provisions on a modified retrospective basis, the following represents approximate future minimum lease payments by year as of December 31, 2018, as applicable under ASC 840, Leases, prior to the adoption of the New Lease Standard.

Year	Amount
2019	$1,512
2020	1,356
2021	1,205
2022	1,082
2023	981
Thereafter	40,799
$46,935
The Company recorded ground lease expense of $1.5 million for the year ended December 31, 2018.
Lessor Disclosures
The Company leases its operating properties to customers under agreements that are classified as operating leases. It manages residual risk through investing in properties that it believes will appreciate in value over time.
Substantially all of the Company's operating leases contain provisions for specified annual increases over the rents of the prior year. Rental income from operating leases is generally recognized on a straight-line basis over the lease term when the Company has determined that the collectibility of substantially all the lease payments is probable. If the Company determines that it is not probable that substantially all of the lease payments will be collected, the Company accounts for the revenue under the lease on a cash basis. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection potentially resulting in increased volatility of rental revenue. Some of the Company's leases have options to extend, terminate or purchase the facilities, which are considered when determining the lease term. Tenant rights to purchase an underlying asset are at prevailing market rates at the time of purchase. The Company does not include in measurement of lease receivables certain variable payments, including changes in an index, until the specific events that trigger the variable payments have occurred.
Generally operating leases require the tenants to reimburse the Company for property tax and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the tenants. The Company has determined that all of its leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. The Company applies the New Lease Standard to the combined component. Income derived from the Company's leases is recorded in rental revenue in the Company's consolidated statement of comprehensive income. Certain tenants are obligated to pay directly their obligations under their leases for real estate taxes, insurance and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in the Company's consolidated financial statements. To the extent any tenant responsible for these obligations under the respective lease defaults on its lease or if it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation.
The following details the rental income and variable lease income for the three months ended March 31, 2019:

For the Three Months Ended March 31, 2019
(in thousands)
Rental income - operating leases - continuing operations	$121,538
Rental income - operating leases - discontinued operations	10,204
Variable lease income - operating leases - continuing operations	35,348
Variable lease income - operating leases - discontinued operations	3,060
The following amounts reflect the estimated contractual rents due to the Company for the remainder of terms of the Company's operating leases as of March 31, 2019:

(in thousands)
Remainder of 2019	$384,744
2020	481,612
2021	412,630
2022	342,633
2023	279,153
2024	227,300
Thereafter	854,364
Total	$2,982,436
Other
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 is designed to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The Company adopted ASU 2017-12 on January 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.
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

Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$39,887	147,559	$0.27	$39,574	147,060	$0.27
Dilutive shares for long-term compensation plans	—	981		—	813
Income from continuing operations net of noncontrolling interest - diluted	$39,887	148,540	$0.27	$39,574	147,873	$0.27
Discontinued operations net of noncontrolling interest - basic	$14,443	147,559	$0.10	$100,607	147,060	$0.68
Dilutive shares for long-term compensation plans	—	981		—	813
Discontinued operations net of noncontrolling interest - diluted	$14,443	148,540	$0.10	$100,607	147,873	$0.68
Net income available to common shareholders - basic	$54,330	147,559	$0.37	$140,181	147,060	$0.95
Dilutive shares for long-term compensation plans	—	981		—	813
Net income available to common shareholders - diluted	$54,330	148,540	$0.37	$140,181	147,873	$0.95

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common share for the three months ended March 31, 2019 or 2018.
During the three months ended March 31, 2019, 109,000 common shares were issued upon the exercise of options. During the year ended December 31, 2018, 151,000 common shares were issued upon the exercise of options.
Share Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three months ended March 31, 2019 or for the year ended December 31, 2018.

Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$40,918			$40,631
Less: Preferred unit distributions	(84)			(118)
Income from continuing operations available to common unitholders - basic	$40,834	151,079	$0.27	$40,513	150,580	$0.27
Dilutive units for long-term compensation plans	—	981		—	813
Income from continuing operations available to common unitholders - diluted	$40,834	152,060	$0.27	$40,513	151,393	$0.27
Income from discontinued operations - basic	$14,786	151,079	$0.10	$103,007	150,580	$0.68
Dilutive units for long-term compensation plans	—	981		—	813
Income from discontinued operations - diluted	$14,786	152,060	$0.10	$103,007	151,393	$0.68
Income available to common unitholders - basic	$55,620	151,079	$0.37	$143,520	150,580	$0.95
Dilutive units for long-term compensation plans	—	981		—	813
Income available to common unitholders - diluted	$55,620	152,060	$0.37	$143,520	151,393	$0.95

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common unit for the three months ended March 31, 2019 or 2018.

During the three months ended March 31, 2019, 109,000 common units were issued upon exercise of options. During the year ended December 31, 2018, 151,000 common units were issued upon the exercise of options.
Unit Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three months ended March 31, 2019 or for the year ended December 31, 2018.

Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the three months ended March 31,
	2019	2018
Foreign Currency Translation:
Beginning balance	$(52,862)	$(38,701)
Translation adjustment	5,376	7,932
Ending balance	(47,486)	(30,769)

Derivative Instruments:
Beginning balance	(3,550)	150
Unrealized gain	(1,830)	369
Reclassification adjustment (1)	(24)	16
Ending balance	(5,404)	535
Total accumulated other comprehensive loss	(52,890)	(30,234)
Less: portion included in noncontrolling interest – operating partnership	1,087	560
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(51,803)	$(29,674)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
Information on the Operating Properties and land parcels the Company acquired during the three months ended March 31, 2019 is as follows:

	Three Months Ended March 31, 2019
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)
Dallas	2	—	509,733	$44,400
Southern California	1	—	289,683	31,285
United Kingdom	—	25.0	—	2,658
Other:
Atlanta	—	154.7	—	5,000
New Jersey	2	—	270,254	51,775
	5	179.7	1,069,670	$135,118

Information on the Operating Properties and land parcels the Company sold during the three months ended March 31, 2019 is as follows:

	Three Months Ended March 31, 2019
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)
Florida	3	—	150,751	$23,400
Other
New Jersey	—	0.8	—	4,000
DC Metro	1	—	146,472	61,750
	4	0.8	297,223	$89,150
Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. During the three months ended March 31, 2019, the Company realigned its reportable segments as follows:

•	Carolinas/Richmond;

•	Chicago/Minneapolis;

•	Cincinnati/Columbus/Indianapolis;

•	Dallas

•	Florida;

•	Houston;

•	Lehigh/Central PA;

•	Philadelphia;

•	Southern California; and

•	United Kingdom.
Certain other segments are aggregated into an "Other" category which includes the reportable segments: Arizona; Atlanta; DC Metro; New Jersey; and Southeastern Pennsylvania.
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

The operating information by reportable segment is as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue
Carolinas/Richmond	$20,086	$19,793
Chicago/Minneapolis	17,415	16,517
Cincinnati/Columbus/Indianapolis	4,341	4,822
Dallas	5,517	4,085
Florida	16,283	15,408
Houston	16,091	15,862
Lehigh/Central PA	40,208	38,085
Philadelphia	11,338	12,345
Southern California	9,551	6,795
United Kingdom	5,998	4,273
Other	23,552	34,103
Segment-level revenue	170,380	172,088

Reconciliation to total revenue
Development service fee income	864	26,352
Discontinued operations	(13,264)	(25,631)
Other	(230)	(96)
Total revenue	$157,750	$172,713

Net operating income
Carolinas/Richmond	$14,332	$14,047
Chicago/Minneapolis	10,335	9,901
Cincinnati/Columbus/Indianapolis	2,770	3,268
Dallas	3,390	2,473
Florida	11,436	10,819
Houston	8,865	9,597
Lehigh/Central PA	28,427	27,767
Philadelphia	8,075	10,154
Southern California	7,447	5,228
United Kingdom	2,981	2,429
Other	14,214	22,471
Net operating income	112,272	118,154

Reconciliation to income from continuing operations
Interest expense (1)	(26,205)	(23,459)
Depreciation/amortization expense (1) (2)	(33,585)	(33,408)
Gain on property dispositions	741	4,158
Equity in earnings of unconsolidated joint ventures	7,009	6,764
General and administrative expense (1) (2)	(13,158)	(10,725)
Leasing cost	(3,208)	(2,812)
Other operating expenses (2)	(2,268)	(2,502)
Discontinued operations excluding gain and impairment on property dispositions	(6,119)	(12,995)
Income taxes (1) (2)	(242)	(12)
Other	5,725	(2,445)
Income from continuing operations	$40,962	$40,718

(1)	Includes activity in discontinued operations.

(2)	Excludes costs that are included in determining net operating income.

The Company's total assets by reportable segment as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Carolinas/Richmond	$526,631	$525,041
Chicago/Minnesota	588,169	591,792
Cincinnati/Columbus/Indianapolis	132,501	131,400
Dallas	305,929	261,538
Florida	543,304	547,232
Houston	586,409	568,756
Lehigh/Central PA	1,208,754	1,210,220
Philadelphia	609,011	624,373
Southern California	703,117	660,688
United Kingdom	409,821	463,162
Other	1,152,581	1,153,518
Segment-level total assets	6,766,227	6,737,720
Corporate Other	172,352	196,672
Total assets	$6,938,579	$6,934,392

Note 7: Impairment or Disposal of Long-Lived Assets
In 2017, the Company initiated a strategic shift whereby it planned to divest of its remaining suburban office properties. In the third quarter of 2018, the Company updated its strategy whereby it plans to divest of all of its remaining office properties. The Company determined that the strategic shift would have a major effect on its operations and financial results. As such, properties sold or those that meet the criteria to be classified as held for sale within the corporate strategy were classified within discontinued operations. Consistent with the held for sale criteria these properties are expected to be sold within one year. As the result of the classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to these properties were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Comprehensive Income.
The following table illustrates the number of sold or held for sale properties included in, or excluded from, discontinued operations:

	Held for Sale as of March 31, 2019	Sold during the three months ended March 31, 2019	Sold during the year ended December 31, 2018	Total
Properties included in discontinued operations	16	4	37	57
Properties included in continuing operations	2	—	2	4
Properties sold or classified as held for sale	18	4	39	61

The properties held for sale with operating results in discontinued operations as of March 31, 2019 were located in the following reportable segments: five properties in Southeastern PA, one property in Chicago/Minneapolis, nine properties in Philadelphia and one property in DC Metro.
A summary of the results of operations for the properties classified as discontinued operations is as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues	$13,264	$25,631
Operating expenses	(4,288)	(6,572)
Depreciation and amortization	(1,981)	(5,246)
Impairment expense	(10,274)	—
Interest and other income	(158)	(3)
Income taxes	(32)	(26)
Interest expense	(686)	(789)
Gain on property dispositions	18,941	90,012
Income from discontinued operations	14,786	103,007
Noncontrolling interest - operating partnership	(343)	(2,400)
Income from discontinued operations available to common shareholders	$14,443	$100,607

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale included in discontinued operations to the sum of total net assets plus consolidated debt.
Capital expenditures on a cash basis related to properties within discontinued operations for the three months ended March 31, 2019 and 2018 were $1.5 million and $16.2 million, respectively.
Assets Held for Sale
As of March 31, 2019, 18 properties were classified as held for sale, of which 16 properties met the criteria to be classified within discontinued operations and two properties were classified within continuing operations.
The following table illustrates aggregate balance sheet information for all held for sale properties (in thousands):

	March 31, 2019			December 31, 2018
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and land improvements	$2,444	$88,251	$90,695	$1,301	$108,001	$109,302
Buildings and improvements	16,577	297,375	313,952	5,638	371,461	377,099
Land held for development	36,957	—	36,957	26,253	—	26,253
Accumulated depreciation	(2,814)	(45,440)	(48,254)	(1,546)	(66,176)	(67,722)
Deferred financing and leasing costs, net	382	12,443	12,825	58	13,539	13,597
Other assets	796	16,875	17,671	164	19,023	19,187
Total assets held for sale	$54,342	$369,504	$423,846	$31,868	$445,848	$477,716

Total liabilities held for sale	$3,695	$14,340	$18,035	$141	$16,924	$17,065

Impairment Charges - Real Estate Assets
The Company recorded $10.4 million of impairment charges during the three months ended March 31, 2019. There were no such charges during the three months ended March 31, 2018. Of the impairment charges recorded in the current year quarter, $10.3 million was related to an office building held for sale in the Company's DC Metro segment and is included in discontinued operations in the Company's Consolidated Statements of Comprehensive Income. The remaining $99,000 of impairment was related to a land parcel held for sale in the Company's Houston segment and is classified as continuing operations.

The Company determined these impairments based on third party offer prices and quoted offer prices for comparable transactions which are Level 2 and Level 3 inputs, respectively, according to the fair value hierarchy established in ASC 820.

The Company has applied reasonable estimates and judgments in evaluating each of its properties and land held for development and has determined that there are no additional valuation adjustments necessary at March 31, 2019. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record additional impairment charges in the future.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of March 31, 2019 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at March 31, 2019 was $170.4 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of March 31, 2019 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at March 31, 2019 was $170.4 million.
Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of March 31, 2019, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$5,337	213	$25	6.25%
The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash. During the three months ended March 31, 2019, 88,000 preferred units were redeemed for $2.2 million.
Note 11: Indebtedness
In January 2019, the Company issued $350 million of 4.375% senior unsecured notes due 2029. The net proceeds from this issuance were used to repay borrowings under the Company's unsecured credit facilities and for general corporate purposes.

Note 12: Fair Value of Financial Instruments
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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2018 and March 31, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2018 and March 31, 2019. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2018 and March 31, 2019 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2018	$395,202	$397,167	$2,285,698	$2,295,699
As of March 31, 2019	$396,690	$396,930	$2,632,089	$2,722,758
Note 13: Unconsolidated Joint Ventures
Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the “Project”) located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building includes 1.3 million square feet of leasable office space (the “Office”), which is substantially complete, and will include a 219-room Four Seasons Hotel (the “Hotel”) (collectively, “Liberty Property 18th and Arch”). Project costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $962 million. As of March 31, 2019, the Company's investment in the project is $193 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
As of March 31, 2019 the Office was substantially complete and the Hotel, representing an aggregate Total Investment by the Hotel joint venture of $226.1 million when completed, continued to be developed by the Hotel joint venture.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third party contractor (the "GMP Contracts") to construct the Project. The Company has been notified by its third-party contractor that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts, which guaranteed maximum price has been previously adjusted pursuant to accepted change orders. The Company intends to pursue all remedies to recover from the third-party contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations. However, the general contractor has generally refused to fund the additional costs, and the Company has funded, and may continue to fund, cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. Accordingly, reflective of amounts funded by the Company, as of March 31, 2019 and December 31, 2018, the Company's accrual was $44.5 million and $67.3 million, respectively, relating to the above-described development cost guarantees, which are included in other liabilities in the accompanying consolidated balance sheets. The Company is accounting for the development of the Project using the percentage of completion method. The Company recognized a loss of $1.8 million for the three months ended March 31, 2018 in development service fee income, net of development service fee expense and other related expenses. There was no loss or gain recognized related to the Project during the three months ended March 31, 2019.
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
Cambridge Medipark Ltd
During the three months ended March 31, 2019 and 2018, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $775,000 and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.
Note 14: Derivative Instruments
The Company borrows funds at a combination of fixed and variable rates. Borrowings under the Company's revolving credit facility and certain bank mortgage loans bear interest at variable rates. Other long-term debt typically bears interest at fixed rates. The Company's interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve these objectives, from time to time, the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. The Company generally does not hold or issue these derivative contracts for trading or speculative purposes.
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and noncontrolling interest (for the Trust) and general partner's equity and limited partners’ equity - common units (for the Operating Partnership) and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings.
The Company determines the fair value of its interest rate swaps by netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate swaps are based on expectations of future LIBOR interest rates (forward curves) estimated by observing market LIBOR interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented.
The Company holds an interest in two interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $66.3 million and $66.8 million at March 31, 2019 and December 31, 2018, respectively, and expire in 2020.

In addition, in 2018, in anticipation of conducting the offering of senior notes described in Note 11, the Operating Partnership entered into two interest rate lock agreements tied to the U.S. treasury rate for an aggregate notional amount of $200 million. An interest rate lock is a tool used to manage interest-rate risk by effectively securing interest rates on federal government securities as of the agreement date, to cover future expenses that will be financed by a debt offering. One agreement had a notional amount of $100 million and expired and was settled in 2018 for $2.4 million. The second agreement had a notional amount of $100 million and expired in 2019. It was settled prior to consummation of the January 2019 offering of senior notes for $3.3 million. The interest rate lock agreements qualified as cash flow hedges with respect to the senior notes offering and, as such, the settlements of $5.7 million will be amortized into interest expense over the respective term of the notes.
The Company accounts for the changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies amounts to earnings over the term that the hedged transaction affects earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Amount of gain related to the effective portion recognized in other comprehensive (loss) income	$559	$402
Total Amount of Interest Expense Presented in the Consolidated Statements of Comprehensive Income	25,519	22,670

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	Derivatives
		Fair Value at:
	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$591	$677
Interest Rate Treasury Locks	Other Liabilities	—	3,972
Total		$591	$4,649

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $0.7 million as of March 31, 2019.

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
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of March 31, 2019 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company. However, see Note 13 for discussion of Comcast Technology Center.
Other
As of March 31, 2019, the Company had letter of credit obligations of $8.3 million.

As of March 31, 2019, the Company had 25 buildings under development. These buildings are expected to contain, when completed, a total of 7.5 million square feet of leasable space and represent an anticipated aggregate investment of $661.1 million. At March 31, 2019, development in progress totaled $440.6 million. In addition, as of March 31, 2019, the Company had invested $9.1 million in deferred leasing costs related to these development buildings.
The Company is currently developing two properties for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $236.4 million.
As of March 31, 2019, the Company was committed to the following:

•	$13.3 million in improvements on certain buildings and land parcels;

•	$44.5 million in future land acquisitions which it expects to complete during the year ending December 31, 2019;

•	up to $19.4 million of tenant improvements not yet completed; and

•	infrastructure improvements of $564,000.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Two unconsolidated joint ventures in which the Company holds an interest have engaged the Company as the developer of the Comcast Technology Center (the “Project") pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. See Note 13 for details on the commitments and contingencies associated with the Project.
Note 16: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Write-off of fully depreciated/amortized property and deferred costs - properties included in continuing operations	$1,105	$6,903
Write-off of fully depreciated/amortized property and deferred costs - properties included in discontinued operations	$—	$6
Write-off of depreciated property and deferred costs due to sale - properties included in continuing operations	$—	$3,045
Write-off of depreciated property and deferred costs due to sale - properties included in discontinued operations	$12,049	$96,936
Changes in accrued development capital expenditures - properties included in continuing operations	$(1,981)	$622
Changes in accrued development capital expenditures - properties included in discontinued operations	$(806)	$(2,664)
Unrealized (loss) gain on cash flow hedge	$(1,854)	$385
Capitalized equity-based compensation	$436	$185

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

The following is a reconciliation of the Company's cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Cash and cash equivalents at beginning of period	$84,923	$11,882
Restricted cash at beginning of period	10,899	13,803
Cash and cash equivalents and restricted cash at beginning of period	$95,822	$25,685

Cash and cash equivalents at end of period	$96,949	$30,380
Restricted cash at end of period	17,696	9,366
Cash and cash equivalents and restricted cash at end of period	$114,645	$39,746

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
The Company owns and operates industrial properties nationally, as well as in the United Kingdom.
As previously reported, and as further summarized below, the Company undertook several significant transactions in recent years consistent with its strategy to divest its remaining office Properties (other than its headquarters) and focus its efforts and capital solely on its industrial platform, which favors industrial properties and markets with strong demographic and economic fundamentals. In furtherance of this strategy, the Company has substantially divested of its suburban office Properties, and expects to divest its remaining metro-office Properties over the next few years. The Company plans to reinvest the proceeds of these divestments in acquisitions and new development in targeted industrial markets. The Company anticipates that this strategy will yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to office properties. The Company believes that this strategy has resulted in an improvement in the average quality and geographic location of its properties. The Company also believes that the benefits of the strategy will outweigh the short-term reduction in operating cash flow resulting from the disposition of its office Properties. There can be no assurance, however, that the benefits of the Company’s strategy will be realized.
As of March 31, 2019 the Company owned the following Properties in Operation (square feet in thousands):

	Number of Operating Industrial Properties	Number of Operating Non-Core Properties	Total Number of Properties	Total Square Feet
Wholly Owned Properties in Operation	491	18	509	93,031
JV Properties in Operation (at 100%)	48	18	66	14,852
Properties in Operation	539	36	575	107,883

As of March 31, 2019 the Company owned the following "Properties under Development" and "Properties held for Redevelopment/Value-Added" (square feet upon completion in thousands):

	Number of Properties	Total Square Feet		Acres of Developable Land
Wholly Owned Properties under Development	25	7,506		1,411
JV Properties under Development (at 100%)	2	134	(1)	339
Properties under Development	27	7,640		1,750

Wholly Owned Properties held for Redevelopment/Value-Added	7	608		—
JV Properties held for Redevelopment/Value-Added (at 100%)	1	48		—
Properties held for Redevelopment/Value-Added	8	656		—

(1) Including a 219-room hotel, which is excluded from square footage total.
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the three months ended March 31, 2019, GAAP rents on retained and replacement industrial leases were on average 16.3% higher than rents on expiring leases. During the three months ended March 31, 2019, the Company leased 8.9 million square feet. The following details the Company's occupancy as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Wholly owned operating industrial properties	95.3%	95.7%
Wholly owned operating non-core properties	98.0%	85.0%
Wholly owned total	95.3%	95.4%

Joint venture operating industrial properties	97.9%	99.5%
Joint venture operating non-core properties	98.0%	97.0%
Joint venture total	97.8%	98.9%
During the third quarter of 2018, the Sears Holdings Corporation ("Sears") filed for reorganization under Chapter 11 of the federal bankruptcy laws. Subsequent to March 31, 2019, Sears rejected a lease for 849,000 square feet in the Company's Lehigh/Central PA reportable segment (see below). As of March 31, 2019, this tenant represented 0.8% of square feet of the Company's Properties in Operation and 0.8% of Net Rent (see Properties in Operation below for definition of Net Rent).
Based on the Company's current outlook, the Company anticipates that property level operating income for the Same Store (defined below) group of industrial properties will increase for the full year 2019, compared to 2018, driven primarily by new and renewal leases being executed at higher rental rates than those of expiring leases. For the full year 2019, compared to 2018, the Company expects Same Store occupancy levels to remain relatively consistent with those in 2018.
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

Wholly Owned Capital Activity
Acquisitions
During the three months ended March 31, 2019, the Company acquired five properties for an aggregate purchase price of $127.5 million. These properties, which collectively contain 1.1 million square feet of leaseable space, were 91.2% occupied as of March 31, 2019.
During the three months ended March 31, 2019, the Company acquired two parcels of land collectively containing 179.7 acres for an aggregate purchase price of $7.7 million.
Dispositions
During the three months ended March 31, 2019, the Company realized proceeds of $85.2 million from the sale of four properties totaling 297,000 square feet.
During the three months ended March 31, 2019, the Company realized proceeds of $4.0 million from the sale of 0.8 acres of land.
Development
During the three months ended March 31, 2019, the Company brought into service six Wholly Owned Properties under Development representing 850,000 square feet and a Total Investment of $89.1 million. During the three months ended March 31, 2019, the Company initiated two Wholly Owned Properties under Development with a projected Total Investment of $18.1 million.
As of March 31, 2019, the Company had 25 Wholly Owned Properties under Development with a projected Total Investment of $661.1 million. These Wholly Owned Properties under Development were 71.3% pre-leased as of March 31, 2019.
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
Acquisitions/Dispositions
None of the unconsolidated joint ventures in which the Company holds an interest sold or acquired any operating properties or land parcels during the three months ended March 31, 2019.
Development
As of March 31, 2019, an unconsolidated joint venture in which the Company holds an interest had one JV Property under Development (exclusive of the 18th & Arch Hotel, which is more specifically discussed below) which is expected to comprise, upon completion, 134,000 square feet and is expected to represent a Total Investment by the joint venture of $10.3 million. The JV Property under Development was 54.6% pre-leased as of March 31, 2019. There were no development starts during the three months ended March 31, 2019 by an unconsolidated joint venture in which the Company holds an interest.
In addition, joint ventures in which the Company holds an interest continued the development of the Comcast Technology Center (the “Project”). The 219-room Four Seasons hotel representing an aggregate Total Investment by the Hotel joint venture of $226.1 million when completed continued to be developed by the Hotel joint venture as of March 31, 2019.
The two joint ventures have engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agrees, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts with a third party contractor (the "GMP Contracts") to construct the Project. The Company has been notified by its third-party contractor that the contractor has incurred cost overruns and expects to incur additional construction costs in connection with completing the Project in excess of the guaranteed maximum price payable to the contractor under the GMP Contracts, which guaranteed maximum price has been previously adjusted pursuant to accepted change orders. The Company intends to pursue all remedies to recover from the third-party contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations. However, the general contractor has generally refused to fund the additional costs, and the Company has funded, and may continue to fund, cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. Accordingly, as of March 31, 2019 and December 31, 2018, the Company's accrual was $44.5 million and $67.3 million, respectively, relating to the above-described development cost guarantees (net of amounts funded by the Company) which are included in other liabilities in the accompanying consolidated balance sheets. The Company is accounting for the development of the Project using the percentage of completion method. The Company recognized a loss of $1.8 million for the three months ended March 31, 2018 in development service fee income, net of development service fee expense and other related expense. There was no loss or gain recognized related to the Project during the three months ended March 31, 2019.
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
Properties in Operation
The composition of the Company’s Properties in Operation as of March 31, 2019 and 2018 was as follows (square feet in thousands):

	Rental Revenue Per Square Foot(1)		Total Square Feet Occupied		Percent Occupied
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Wholly Owned Properties in Operation:	$7.14	$6.96	87,342	81,006	95.3%	97.1%
JV Properties in Operation: (2)	$6.49	$6.26	11,079	10,343	97.9%	93.9%
Properties in Operation:	$7.06	$6.88	98,421	91,349	95.6%	96.7%

Non-Core Properties	$46.30	$40.04	4,815	6,566	97.9%	95.9%

(1) Rental revenue represents the GAAP rent including variable payments per square foot at March 31, 2019 or 2018 for tenants in occupancy.
(2) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 66 and 65 properties as of March 31, 2019 and 2018, respectively.

The table below details the vacancy activity during the three months ended March 31, 2019:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2019	3,782,667	157,584	3,940,251
Acquisition vacant space	176,000	—	176,000
Completed development vacant space	817,136	—	817,136
Disposition vacant space	(50,427)	—	(50,427)
Expirations	6,470,597	1,667,736	8,138,333
Property structural changes/other	—	8	8
Leasing activity	(6,868,587)	(1,505,354)	(8,373,941)
Vacancy at March 31, 2019	4,327,386	319,974	4,647,360

Capital expenditures - turnover costs per square foot (1)	$2.50	$1.84	$2.35
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, collectibility of receivables, impairment charges - real estate assets, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the three months ended March 31, 2019, there were no material changes to these policies except for the adoption of Accounting Standards Codification Topic 842 - Leases (see Note 1 to the Company's financial statements).
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2019 with the results of operations of the Company for the three months ended March 31, 2018. As a result of the varying levels of development, acquisition and disposition activities the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Industrial Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018
Rental Revenue
Rental revenue was $156.9 million for the three months ended March 31, 2019 compared to $146.4 million for the same period in 2018. This increase of $10.5 million was primarily due to rental revenue related to acquisitions and completed development.
Rental Property Expense
Rental property expense was $13.6 million for the three months ended March 31, 2019 compared to $13.3 million for the same period in 2018. This increase was primarily due to rental property expense related to acquisitions and completed development partially offset by a decrease in bad debts expensed. For the three months ended March 31, 2019 bad debt was recorded as a reduction to rental revenue.
Real Estate Taxes
Real estate taxes were $22.5 million for the three months ended March 31, 2019 compared to $21.6 million for the same period in 2018. This increase of $900,000 was primarily due to real estate taxes associated with acquisitions and completed development properties.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of NOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to NOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)
	March 31,
	2019	2018
Carolinas/Richmond	$14,332	$14,047	2.0%
Chicago/Minneapolis	10,335	9,901	4.4%
Cincinnati/Columbus/Indianapolis	2,770	3,268	(15.2%)	(1)
Dallas	3,390	2,473	37.1%	(2)
Florida	11,436	10,819	5.7%
Houston	8,865	9,597	(7.6%)
Lehigh/Central PA	28,427	27,767	2.4%
Philadelphia	8,075	10,154	(20.5%)	(3)
Southern California	7,447	5,228	42.4%	(2)
United Kingdom	2,981	2,429	22.7%	(2)
Other	14,214	22,471	(36.7%)	(3)
Total NOI	$112,272	$118,154	(5.0%)

(1)	The decrease was primarily due to a decrease in occupancy.

(2)	The increase was primarily due to an increase in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

Industrial Same Store
Property level operating income, exclusive of termination fees, for the Industrial Same Store properties is identified in the table below.
The Industrial Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended
	March 31,
	2019	2018
Average occupancy %	95.9%	96.9%
Average rental rate - rental revenue (1)	$6.94	$6.83

(1)	Rental revenue represents the GAAP rent including variable payments per square foot at March 31, 2019 or 2018 for tenants in occupancy.

Management generally considers the performance of the Industrial Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Industrial Same Store property level operating income and Industrial Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Industrial Same Store properties include industrial operating properties that had reached stabilization as of January 1, 2018 (i.e., properties owned and stabilized in both the current and prior year), and exclude industrial properties held for redevelopment or that had been sold as of the end of the current quarter. As of March 31, 2019, there were 452 Industrial Same Store properties totaling 82.6 million square feet.
Set forth below is a schedule comparing the property level operating income, on a GAAP basis and on a cash basis, for the Industrial Same Store properties for the three months ended March 31, 2019 and 2018. Industrial Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Industrial Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), U.S. GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Industrial Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2019	March 31, 2018
Reconciliation of non-GAAP financial measure – Industrial Same Store:
Net income	$55,748	$143,725
Discontinued operations	(14,786)	(103,007)
Equity in earnings of unconsolidated joint ventures	(7,009)	(6,764)
Income taxes	832	528
Gain on property dispositions	(741)	(4,158)
Interest expense	25,519	22,670
Interest and other income	(3,394)	(2,494)
Impairment charges - real estate assets	99	—
Development service fee expense	833	28,067
Depreciation and amortization expense	43,484	39,659
Other operating expense	2,268	2,502
Leasing expense	3,208	2,812
General and administrative expense	15,607	14,335
Development service fee income	(864)	(26,352)
Termination fees	(296)	(1,514)
Non-same store properties NOI	(11,912)	(3,250)
Industrial Same Store property level operating income	108,596	106,759
Less straight line rent adjustment	1,783	4,612
Industrial Same Store cash basis property level operating income	$106,813	$102,147

Industrial Same Store:
Rental revenue	$140,344	$138,976
Operating expenses:
Rental property expense	(12,680)	(12,632)
Real estate taxes	(19,068)	(19,585)
Industrial Same Store property level operating income	108,596	106,759
Less straight line rent adjustment	1,783	4,612
Industrial Same Store cash basis property level operating income	$106,813	$102,147

Development Service Fee Income and Expense
Development Service fee activity changed to an aggregate net profit of $31,000 for the three months ended March 31, 2019 compared to an aggregate net loss of $1.7 million for the three months ended March 31, 2018. The change was primarily due to a net loss on development service fee income and expense in the Company's Philadelphia reportable segment during the three months ended March 31, 2018. See Note 13 to the Company's financial statements.
General and Administrative
General and administrative expenses increased to $15.6 million for the three months ended March 31, 2019 compared to $14.3 million for the three months ended March 31, 2018. The increase between the three-month periods was primarily due to annual compensation adjustments and increases in accounting, legal and consulting fees in 2019, offset by a reduction in incentive compensation.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.

Leasing Expense
Leasing expense increased to $3.2 million for the three months ended March 31, 2019 compared to $2.8 million for the three months ended March 31, 2018. This increase was primarily due to legal expenses related to leasing, which are now required to be expensed under the new lease accounting standard. During the three months ended March 31, 2018, these costs were capitalized.
Other Operating Expense
Other operating expenses decreased to $2.3 million for the three months ended March 31, 2019 compared to $2.5 million for the three months ended March 31, 2018. The decrease was primarily due to a decrease in severance costs partially offset by an increase in systems implementation expense.
Depreciation and Amortization
Depreciation and amortization increased to $43.5 million for the three months ended March 31, 2019 from $39.7 million for the three months ended March 31, 2018. This increase was primarily due to increased depreciation and amortization related to acquisitions and completed development since January 1, 2018.
Interest Expense
Interest expense increased to $25.5 million for the three months ended March 31, 2019 from $22.7 million for the three months ended March 31, 2018. This increase was primarily due to an increase in average debt outstanding, which increased to $3,121.2 million for the three months ended March 31, 2019 compared to $2,917.2 million for the three months ended March 31, 2018. The increase was also due to an increase in the weighted average interest rate, which was 3.9% for the three months ended March 31, 2019 compared to 3.8% for the three months ended March 31, 2018. Interest expense was also partially offset by an increase in capitalization of interest, which increased by $1.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Impairment charges - real estate assets
The Company recognized $99,000 in impairment charges for the three months ended March 31, 2019 related to land held for sale in its Houston reportable segment. There were no such charges for the three months ended March 31, 2018. See Note 7 to the Company's financial statements.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased to $7.0 million for the three months ended March 31, 2019 compared to $6.8 million for the three months ended March 31, 2018. This increase was primarily due to the repayment of third party joint venture debt resulting in a decrease in interest expense for a joint venture in which the Company holds an interest.
Other
Gain on property dispositions decreased to $741,000 for the three months ended March 31, 2019 compared to $4.2 million for the three months ended March 31, 2018. This change resulted from the volume and composition of sales included in continuing operations in 2019 as compared to 2018.
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Rental revenue	$13,264	$25,631
Operating expenses	(4,288)	(6,572)
Depreciation and amortization	(1,981)	(5,246)
Impairment charges - real estate assets	(10,274)	—
Interest and other income	(158)	(3)
Income taxes	(32)	(26)
Interest expense	(686)	(789)
Gain on property dispositions	18,941	90,012
Income from discontinued operations	$14,786	$103,007

Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. To the extent that a property is sold, or completed and stabilized, during a period, it will only impact the results of such period prior to being sold or completed and stabilized, as the case may be. There were four properties classified as discontinued operations and sold during the three months ended March 31, 2019.
As a result of the foregoing, the Company’s net income decreased to $55.7 million for the three months ended March 31, 2019 from $143.7 million for the three months ended March 31, 2018.
Liquidity and Capital Resources
Overview
The Company seeks to maintain a conservative balance sheet and pursue a strategy of financial flexibility. The Company's liquidity requirements include operating and general and administrative expenses, shareholder distributions, funding its investment in development properties and joint ventures, funding its development cost guarantee (see Note 13 to the Company's consolidated financial statements) and satisfying interest requirements and debt maturities. The Company believes that proceeds from operating activities, asset sales, its available cash, borrowing capacity from its Credit Facilities (defined below) and its other sources of capital including the public debt and equity markets will provide it with sufficient funds to satisfy these obligations.

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are related to the Company's Credit Facilities (defined below). As of March 31, 2019, the Company was in compliance with all financial covenants.
Activity
As of March 31, 2019, the Company had cash and cash equivalents of $114.6 million, including $17.7 million in restricted cash.
Net cash provided by operating activities decreased to $53.8 million for the three months ended March 31, 2019 from $93.7 million for the three months ended March 31, 2018. This $39.9 million decrease was due to net cash received on contractual receivables due from home builders relating to land sales in the UK in the first quarter of 2018, and payments in 2019 related to cost overruns on the Comcast Technology Center. See Note 13 to the Company's consolidated financial statements. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures - property improvements and turnover costs for the Company’s Wholly Owned Properties in Operation.
Net cash (used in) provided by investing activities changed to net cash used in investing activities of $1.8 million for the three months ended March 31, 2019 from net cash provided of $85.1 million for the three months ended March 31, 2018. This $86.9 million change was primarily due to funding of the Comcast Technology Center joint ventures for completion of the development of the property during 2018 and relative acquisition and disposition activity for the comparative quarters.
Net cash used in financing activities decreased to $35.6 million for the three months ended March 31, 2019 from $165.2 million for the three months ended March 31, 2018. This $129.6 million change was primarily due to debt activity associated with the investment activity during the respective periods. In January 2019, the Company the issued $350 million of 4.375% senior unsecured notes due 2029. A substantial portion of the proceeds from this financing were used to repay the Company's credit facilities with the exception of the DDTL (as defined below). The remainder was held in cash. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.

The Company has a $900 million unsecured credit facility (the "Credit Facility") which includes a revolving credit facility for borrowings up to $800 million and a delayed draw term loan facility (the "DDTL") aggregating up to $100 million. It matures in October 2021 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the facility bear interest at LIBOR plus 87.5 basis points for revolving loans and 95 basis points for delayed draw term loans. There is also a 15 basis point annual facility fee on the aggregate loan commitments of the revolving credit facility. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the revolving credit facility. As of March 31, 2019, the Company had no outstanding borrowings and $8.3 million of letters of credit issued under the revolving credit facility, and $100 million in outstanding borrowings under the DDTL.

The Company also has a $30 million unsecured working capital revolving credit facility ("WCL", together the "Credit Facilities") on terms substantially consistent with the Credit Facility discussed above. As of March 31, 2019, the Company had no outstanding borrowings under the WCL.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2019, the Company’s debt to gross assets ratio was 39.3% and for the three months ended March 31, 2019, the fixed charge coverage ratio was 3.7x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facilities divided by total assets plus accumulated depreciation (including accumulated depreciation in properties held for sale). The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments) all inclusive of operations included in discontinued operations.
As of March 31, 2019, $395.7 million in mortgage loans (including $66.3 million fixed via a swap arrangement - see Note 14 to the Company's financial statements) and $2.7 billion in unsecured notes were outstanding with a weighted average interest rate of 4.0%. The interest rates on $3.0 billion of mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 2.6% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.3 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facilities and the related weighted average interest rates as of March 31, 2019 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facilities	Total	Rate
2019	$4,871	$50,043	$—	$—	$54,914	3.9%
2020	3,539	67,361	350,000	—	420,900	4.7%
2021	2,504	65,009	—	100,000	167,513	3.7%
2022	2,172	—	400,000	—	402,172	4.1%
2023	2,281	—	300,000	—	302,281	3.4%
2024	2,395	—	450,000	—	452,395	4.4%
2025	2,503	—	400,000	—	402,503	3.8%
2026	2,494	1,946	400,000	—	404,440	3.3%
2027	2,617	—	—	—	2,617	4.8%
2028 and thereafter	17,183	168,803	350,000	—	535,986	3.8%
Subtotal	42,559	353,162	2,650,000	100,000	3,145,721	3.9%
Reconciling items (1)	969	—	(17,911)	—	(16,942)
Total for consolidated balance sheet	$43,528	$353,162	$2,632,089	$100,000	$3,128,779

(1)	Includes deferred financing costs, premium/discount and market adjustments.

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
The Company's latest quarterly dividend (paid in April 2019) was $0.41 per share ($1.64 per share annualized). Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
General
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for NAREIT Funds from operations ("NAREIT FFO") (defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of NAREIT FFO is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from dispositions of depreciable property. As a result, year over year comparison of NAREIT FFO reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that NAREIT FFO provides useful information to the investment community about the Company’s financial performance when compared to other REITs since NAREIT FFO is generally recognized as the standard for reporting the operating performance of a REIT. NAREIT FFO is defined by NAREIT as follows: net income (computed in accordance with U.S. GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. The Company has opted to include gains and losses from the sale of assets incidental to its main business as a REIT. NAREIT FFO does not represent net income or cash flows from operations as defined by U.S. GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. NAREIT FFO also does not represent cash flows generated from operating, investing or financing activities as defined by U.S. GAAP.

A reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders for the three months ended March 31, 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2019	March 31, 2018
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$54,330	$140,181
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,132	3,202
Depreciation and amortization	45,033	44,490
Gain on property dispositions / impairment - depreciable real estate assets continuing operations	(294)	(2,633)
Gain on property dispositions / impairment - depreciable real estate assets discontinued operations	(8,667)	(90,012)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - depreciable real estate assets	(910)	1,046
NAREIT FFO available to common shareholders – basic	$92,624	$96,274
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment charges - depreciable real estate assets	910	(1,046)
Noncontrolling interest less preferred unit distributions	1,290	3,339
NAREIT FFO available to common shareholders – diluted	$94,824	$98,567
Basic NAREIT FFO available to common shareholders per weighted average share	$0.63	$0.65
Diluted NAREIT FFO available to common shareholders per weighted average share	$0.62	$0.65
Reconciliation of weighted average shares:
Weighted average common shares	147,559	147,060
Dilutive shares for long term compensation plans	981	813
Diluted shares for net income	148,540	147,873
Weighted average common units	3,520	3,520
Diluted shares for NAREIT FFO	152,060	151,393

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2018.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of March 31, 2019.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

4.1*
Eighth Supplemental Indenture, dated as of January 25, 2019, between the Operating Partnership, as Issuer, and U.S. Bank National Association, as Trustee, supplementing the Senior Indenture, dated as of September 22, 2010, between the Operating Partnership, as Obligor, and U.S. Bank National Association, as Trustee, as supplemented and amended by the Seventh Supplemental Indenture dated as of April 27, 2017 between the Operating Partnership and the Trustee, and relating to $350,000,000 principal amount of 4.375% Senior Notes due 2029 of Liberty Property Limited Partnership.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 8, 2019
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	May 8, 2019
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	May 8, 2019
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	May 8, 2019
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)