Form 10-Q
period 2019-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2019-08-05
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 30, 2019 148,426,042 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2019. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2019

Index		Page

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

Signatures for Liberty Property Trust		51

Signatures for Liberty Property Limited Partnership		52

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	June 30, 2019	December 31, 2018
ASSETS
Real estate:
Land and land improvements	$1,339,483	$1,236,514
Building and improvements	4,612,859	4,397,049
Less accumulated depreciation	(1,004,624)	(941,299)
Operating real estate	4,947,718	4,692,264
Development in progress	416,035	462,572
Land held for development	303,135	296,244
Net real estate	5,666,888	5,451,080
Cash and cash equivalents	21,039	84,923
Restricted cash	17,392	10,899
Accounts receivable	12,458	14,109
Deferred rent receivable	118,230	111,372
Deferred financing and leasing costs, net of accumulated amortization (June 30, 2019, $183,418; December 31, 2018, $165,553)	163,566	157,823
Investments in and advances to unconsolidated joint ventures	350,768	350,981
Assets held for sale	386,726	502,207
Right of use asset	17,931	—
Prepaid expenses and other assets	127,261	251,000
Total assets	$6,882,259	$6,934,394
LIABILITIES
Mortgage loans, net	$351,493	$395,202
Unsecured notes, net	2,632,881	2,285,698
Credit facilities	100,000	411,846
Accounts payable	46,405	62,943
Accrued interest	28,021	22,309
Dividend and distributions payable	62,241	60,560
Lease liabilities	18,617	—
Other liabilities	200,867	270,396
Liabilities held for sale	19,033	21,131
Total liabilities	3,459,558	3,530,085
Noncontrolling interest - operating partnership - 213,483 and 301,483 preferred units outstanding as of June 30, 2019 and December 31, 2018, respectively	5,337	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 148,297,283 and 147,899,354 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	148	148
Additional paid-in capital	3,687,085	3,691,778
Accumulated other comprehensive loss	(57,674)	(55,243)
Distributions in excess of net income	(274,311)	(306,822)
Total Liberty Property Trust shareholders’ equity	3,355,248	3,329,861
Noncontrolling interest – operating partnership - 3,513,049 and 3,520,205 common units outstanding as of June 30, 2019 and December 31, 2018, respectively	61,839	61,471
Noncontrolling interest – consolidated joint ventures	277	5,440
Total equity	3,417,364	3,396,772
Total liabilities, noncontrolling interest - operating partnership and equity	$6,882,259	$6,934,394

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2019	June 30, 2018
REVENUE
Rental revenue	$160,359	$146,107
Development service fee income	978	19,824
Total revenue	161,337	165,931
EXPENSES
Rental property	14,104	13,247
Real estate taxes	23,487	21,793
General and administrative	9,693	8,832
Leasing expense	3,318	2,767
Other operating expense	3,256	1,577
Interest expense	25,406	21,454
Depreciation and amortization	43,032	40,076
Development service fee expense	847	79,808
Impairment charges - real estate assets	—	26,000
Total expenses	123,143	215,554

Interest and other income	7,998	2,700
Gain on property dispositions	5,462	48,584
Equity in earnings of unconsolidated joint ventures	2,181	7,428
Income from continuing operations before income taxes	53,835	9,089
Income taxes	261	(911)
Income from continuing operations	54,096	8,178
Discontinued operations (including gain on asset sales, net of impairments and debt extinguishment loss, of $41.2 million and a net loss, of $0.2 million for the three months ended June 30, 2019 and 2018, respectively)	48,239	12,712
Net income	102,335	20,890
Noncontrolling interest – operating partnership	(2,443)	(585)
Noncontrolling interest – consolidated joint ventures	(123)	(691)
Net income available to common shareholders	$99,769	$19,614

Net income	$102,335	$20,890
Other comprehensive loss - foreign currency translation	(5,894)	(14,138)
Other comprehensive (loss) income - derivative instruments	(116)	102
Other comprehensive loss	(6,010)	(14,036)
Total comprehensive income	96,325	6,854
Less: comprehensive income attributable to noncontrolling interest	(2,427)	(949)
Comprehensive income attributable to common shareholders	$93,898	$5,905
Earnings per common share
Basic:
Income from continuing operations	$0.36	$0.05
Income from discontinued operations	0.32	0.08
Income per common share – basic	$0.68	$0.13
Diluted:
Income from continuing operations	$0.35	$0.05
Income from discontinued operations	0.32	0.08
Income per common share – diluted	$0.67	$0.13
Weighted average number of common shares outstanding
Basic	147,805	147,274
Diluted	148,668	148,333
Amounts attributable to common shareholders
Income from continuing operations	$52,764	$7,308
Discontinued operations	47,005	12,306
Net income available to common shareholders	$99,769	$19,614
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2019	June 30, 2018
REVENUE
Rental revenue	$316,732	$291,482
Development service fee income	1,842	46,176
Total revenue	318,574	337,658
EXPENSES
Rental property	27,768	26,464
Real estate taxes	45,860	43,295
General and administrative	25,298	23,159
Leasing expense	6,526	5,579
Other operating expense	5,524	4,079
Interest expense	50,903	42,944
Depreciation and amortization	86,430	79,582
Development service fee expense	1,680	107,875
Impairment charges - real estate assets	99	26,000
Total expenses	250,088	358,977

Interest and other income	11,256	5,220
Gain on property dispositions	5,957	52,742
Equity in earnings of unconsolidated joint ventures	9,190	14,192
Income from continuing operations before income taxes	94,889	50,835
Income taxes	(571)	(1,440)
Income from continuing operations	94,318	49,395
Discontinued operations (including gain on asset sales, net of impairments and debt extinguishment loss, of $50.1 million and $89.8 million and for the six months ended June 30, 2019 and 2018, respectively)	63,766	115,220
Net income	158,084	164,615
Noncontrolling interest – operating partnership	(3,817)	(4,042)
Noncontrolling interest – consolidated joint ventures	(167)	(778)
Net income available to common shareholders	$154,100	$159,795

Net income	$158,084	$164,615
Other comprehensive loss - foreign currency translation	(518)	(6,206)
Other comprehensive (loss) income - derivative instruments	(1,970)	487
Other comprehensive loss	(2,488)	(5,719)
Total comprehensive income	155,596	158,896
Less: comprehensive income attributable to noncontrolling interest	(3,927)	(4,687)
Comprehensive income attributable to common shareholders	$151,669	$154,209
Earnings per common share
Basic:
Income from continuing operations	$0.62	$0.33
Income from discontinued operations	0.42	0.76
Income per common share – basic	$1.04	$1.09
Diluted:
Income from continuing operations	$0.62	$0.32
Income from discontinued operations	0.42	0.76
Income per common share – diluted	$1.04	$1.08
Weighted average number of common shares outstanding
Basic	147,706	147,184
Diluted	148,606	148,104
Amounts attributable to common shareholders
Income from continuing operations	$92,000	$47,447
Discontinued operations	62,100	112,348
Net income available to common shareholders	$154,100	$159,795
See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended June 30, 2019
	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at April 1, 2019	148,258,042	$148	$3,697,783	$(51,803)	$(313,279)	$3,332,849	$61,280	$4,684	$3,398,813	$5,337
Net proceeds from the issuance of common shares	32,085	—	1,090	—	—	1,090	—	—	1,090	—
Net income	—	—	—	—	99,769	99,769	2,359	123	102,251	84
Distributions	—	—	—	—	(60,801)	(60,801)	(1,536)	(123)	(62,460)	(84)
Share-based compensation net of shares related to tax withholdings	—	—	1,437	—	—	1,437	—	—	1,437	—
Other comprehensive loss - foreign currency translation	—	—	—	(5,758)	—	(5,758)	(136)	—	(5,894)	—
Other comprehensive loss - derivative instruments	—	—	—	(113)	—	(113)	(3)	—	(116)	—
Acquisition of noncontrolling interest	—	—	(13,350)	—	—	(13,350)	—	(4,407)	(17,757)	—
Redemption of noncontrolling interests – common units	7,156	—	125	—	—	125	(125)	—	—	—
Balance at June 30, 2019	148,297,283	$148	$3,687,085	$(57,674)	$(274,311)	$3,355,248	$61,839	$277	$3,417,364	$5,337

	Three Months Ended June 30, 2018
	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at April 1, 2018	147,773,141	$148	$3,683,660	$(29,674)	$(468,883)	$3,185,251	$58,186	$4,851	$3,248,288	$7,537
Net proceeds from the issuance of common shares	23,477	—	1,260	—	—	1,260	—	—	1,260	—
Net income	—	—	—	—	19,614	19,614	467	691	20,772	118
Distributions	—	—	—	—	(59,117)	(59,117)	(1,408)	(119)	(60,644)	(118)
Share-based compensation net of shares related to tax withholdings	—	—	1,585	—	—	1,585	—	—	1,585	—
Other comprehensive loss - foreign currency translation	—	—	—	(13,809)	—	(13,809)	(329)	—	(14,138)	—
Other comprehensive income - derivative instruments	—	—	—	100	—	100	2	—	102	—
Balance at June 30, 2018	147,796,618	$148	$3,686,505	$(43,383)	$(508,386)	$3,134,884	$56,918	$5,423	$3,197,225	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended June 30, 2019
	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2019	147,899,354	$148	$3,691,778	$(55,243)	$(306,822)	$3,329,861	$61,471	$5,440	$3,396,772	$7,537
Net proceeds from the issuance of common shares	390,773	—	4,999	—	—	4,999	—	—	4,999	—
Net income	—	—	—	—	154,100	154,100	3,649	167	157,916	168
Distributions	—	—	—	—	(121,589)	(121,589)	(3,099)	(167)	(124,855)	(168)
Share-based compensation net of shares related to tax withholdings	—	—	3,533	—	—	3,533	—	—	3,533	—
Other comprehensive loss - foreign currency translation	—	—	—	(507)	—	(507)	(11)	—	(518)	—
Other comprehensive loss - derivative instruments	—	—	—	(1,924)	—	(1,924)	(46)	—	(1,970)	—
Acquisition of noncontrolling interest	—	—	(13,350)	—	—	(13,350)	—	(5,163)	(18,513)	—
Redemption of noncontrolling interests – common units	7,156	—	125	—	—	125	(125)	—	—	—
Redemption of noncontrolling interest - preferred units	—	—	—	—	—	—	—	—	—	(2,200)
Balance at June 30, 2019	148,297,283	$148	$3,687,085	$(57,674)	$(274,311)	$3,355,248	$61,839	$277	$3,417,364	$5,337

	Six Months Ended June 30, 2018
	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2018	147,450,691	$147	$3,674,978	$(37,797)	$(549,970)	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Net proceeds from the issuance of common shares	345,927	1	4,526	—	—	4,527	—	—	4,527	—
Net income	—	—	—	—	159,795	159,795	3,806	778	164,379	236
Distributions	—	—	—	—	(118,211)	(118,211)	(2,914)	(204)	(121,329)	(236)
Share-based compensation net of shares related to tax withholdings	—	—	7,001	—	—	7,001	—	—	7,001	—
Other comprehensive loss - foreign currency translation	—	—	—	(6,062)	—	(6,062)	(144)	—	(6,206)	—
Other comprehensive income - derivative instruments	—	—	—	476	—	476	11	—	487	—
Balance at June 30, 2018	147,796,618	$148	$3,686,505	$(43,383)	$(508,386)	$3,134,884	$56,918	$5,423	$3,197,225	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$158,084	$164,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,708	88,459
Amortization of deferred financing costs	2,311	1,922
Expensed pursuit costs	208	383
Impairment charges - real estate assets	14,391	26,000
Loss on debt extinguishment	7,618	—
Equity in earnings of unconsolidated joint ventures	(9,190)	(14,192)
Gain on property dispositions	(77,981)	(142,514)
Share-based compensation	11,073	11,261
Development service fee accrual	—	62,256
Other	(8,179)	(2,069)
Changes in operating assets and liabilities:
Accounts receivable	1,534	2,446
Deferred rent receivable	(7,925)	(10,289)
Prepaid expenses and other assets	6,514	27,199
Accounts payable	(15,769)	(5,341)
Accrued interest	5,712	285
Other liabilities	(64,743)	(11,798)
Net cash provided by operating activities	112,366	198,623
INVESTING ACTIVITIES
Investment in properties – acquisitions	(156,870)	(211,335)
Investment in properties – other	(18,836)	(22,104)
Investments in and advances to unconsolidated joint ventures	(4,809)	(73,922)
Distributions from unconsolidated joint ventures	14,139	16,522
Net proceeds from disposition of properties/land	210,970	313,055
Investment in development in progress	(119,124)	(96,196)
Investment in land held for development	(22,966)	(105,827)
Payment of deferred leasing costs	(19,943)	(13,399)
Release of escrows and other	109,546	126,203
Net cash used in investing activities	(7,893)	(67,003)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,999	4,527
Share repurchases, including shares related to tax withholdings	(8,601)	(4,500)
Redemption of preferred units	(2,200)	—
Proceeds from unsecured notes	349,097	—
Repayments of mortgage loans including prepayment penalty	(49,915)	(30,377)
Proceeds from credit facility	122,505	698,163
Repayments on credit facility	(434,351)	(662,879)
Payment of deferred financing costs	(3,120)	—
Acquisition of noncontrolling interests	(18,513)	—
Distribution paid on common shares	(119,941)	(118,089)
Distribution to partners/noncontrolling interests	(3,401)	(3,296)
Net cash used in financing activities	(163,441)	(116,451)
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,968)	15,169
Increase (decrease) in cash, cash equivalents and restricted cash related to foreign currency translation	1,577	(1,778)
Cash, cash equivalents and restricted cash at beginning of period	95,822	25,685
Cash, cash equivalents and restricted cash at end of period	$38,431	$39,076

See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	June 30, 2019	December 31, 2018
ASSETS
Real estate:
Land and land improvements	$1,339,483	$1,236,514
Building and improvements	4,612,859	4,397,049
Less accumulated depreciation	(1,004,624)	(941,299)
Operating real estate	4,947,718	4,692,264
Development in progress	416,035	462,572
Land held for development	303,135	296,244
Net real estate	5,666,888	5,451,080
Cash and cash equivalents	21,039	84,923
Restricted cash	17,392	10,899
Accounts receivable	12,458	14,109
Deferred rent receivable	118,230	111,372
Deferred financing and leasing costs, net of accumulated amortization (June 30, 2019, $183,418; December 31, 2018, $165,553)	163,566	157,823
Investments in and advances to unconsolidated joint ventures	350,768	350,981
Assets held for sale	386,726	502,207
Right of use asset	17,931	—
Prepaid expenses and other assets	127,261	251,000
Total assets	$6,882,259	$6,934,394
LIABILITIES
Mortgage loans, net	$351,493	$395,202
Unsecured notes, net	2,632,881	2,285,698
Credit facilities	100,000	411,846
Accounts payable	46,405	62,943
Accrued interest	28,021	22,309
Distributions payable	62,241	60,560
Lease liabilities	18,617	—
Other liabilities	200,867	270,396
Liabilities held for sale	19,033	21,131
Total liabilities	3,459,558	3,530,085
Limited partners’ equity - 213,483 and 301,483 preferred units outstanding as of June 30, 2019 and December 31, 2018, respectively	5,337	7,537
OWNERS’ EQUITY
General partner’s equity - 148,297,283 and 147,899,354 common units outstanding as of June 30, 2019 and December 31, 2018, respectively	3,355,248	3,329,861
Limited partners’ equity – 3,513,049 and 3,520,205 common units outstanding as of June 30, 2019 and December 31, 2018, respectively	61,839	61,471
Noncontrolling interest – consolidated joint ventures	277	5,440
Total owners’ equity	3,417,364	3,396,772
Total liabilities, limited partners’ equity and owners’ equity	$6,882,259	$6,934,394

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2019	June 30, 2018
REVENUE
Rental revenue	$160,359	$146,107
Development service fee income	978	19,824
Total revenue	161,337	165,931
EXPENSES
Rental property	14,104	13,247
Real estate taxes	23,487	21,793
General and administrative	9,693	8,832
Leasing expense	3,318	2,767
Other operating expense	3,256	1,577
Interest expense	25,406	21,454
Depreciation and amortization	43,032	40,076
Development service fee expense	847	79,808
Impairment charges - real estate assets	—	26,000
Total expenses	123,143	215,554

Interest and other income	7,998	2,700
Gain on property dispositions	5,462	48,584
Equity in earnings of unconsolidated joint ventures	2,181	7,428
Income from continuing operations before income taxes	53,835	9,089
Income taxes	261	(911)
Income from continuing operations	54,096	8,178
Discontinued operations (including gain on asset sales, net of impairments and debt extinguishment loss, of $41.2 million and a net loss, of $0.2 million for the three months ended June 30, 2019 and 2018, respectively)	48,239	12,712
Net income	102,335	20,890
Noncontrolling interest – consolidated joint ventures	(123)	(691)
Preferred unit distributions	(84)	(118)
Net income available to common unitholders	$102,128	$20,081
Net income	$102,335	$20,890
Other comprehensive loss - foreign currency translation	(5,894)	(14,138)
Other comprehensive (loss) income - derivative instruments	(116)	102
Other comprehensive loss	(6,010)	(14,036)
Total comprehensive income	$96,325	$6,854
Earnings per common unit
Basic:
Income from continuing operations	$0.36	$0.05
Income from discontinued operations	0.32	0.08
Income per common unit - basic	$0.68	$0.13
Diluted:
Income from continuing operations	$0.35	$0.05
Income from discontinued operations	0.32	0.08
Income per common unit - diluted	$0.67	$0.13
Weighted average number of common units outstanding
Basic	151,319	150,794
Diluted	152,182	151,853
Net income allocated to general partners	$99,769	$19,614
Net income allocated to limited partners	$2,443	$585
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2019	June 30, 2018
REVENUE
Rental revenue	$316,732	$291,482
Development service fee income	1,842	46,176
Total revenue	318,574	337,658
EXPENSES
Rental property	27,768	26,464
Real estate taxes	45,860	43,295
General and administrative	25,298	23,159
Leasing expense	6,526	5,579
Other operating expense	5,524	4,079
Interest expense	50,903	42,944
Depreciation and amortization	86,430	79,582
Development service fee expense	1,680	107,875
Impairment charges - real estate assets	99	26,000
Total expenses	250,088	358,977

Interest and other income	11,256	5,220
Gain on property dispositions	5,957	52,742
Equity in earnings of unconsolidated joint ventures	9,190	14,192
Income from continuing operations before income taxes	94,889	50,835
Income taxes	(571)	(1,440)
Income from continuing operations	94,318	49,395
Discontinued operations (including gain on asset sales, net of impairments and debt extinguishment loss, of $50.1 million and $89.8 million and for the six months ended June 30, 2019 and 2018, respectively)	63,766	115,220
Net income	158,084	164,615
Noncontrolling interest – consolidated joint ventures	(167)	(778)
Preferred unit distributions	(168)	(236)
Income available to common unitholders	$157,749	$163,601
Net income	$158,084	$164,615
Other comprehensive loss - foreign currency translation	(518)	(6,206)
Other comprehensive (loss) income - derivative instruments	(1,970)	487
Other comprehensive loss	(2,488)	(5,719)
Total comprehensive income	$155,596	$158,896
Earnings per common unit
Basic:
Income from continuing operations	$0.62	$0.33
Income from discontinued operations	0.42	0.76
Income per common unit - basic	$1.04	$1.09
Diluted:
Income from continuing operations	$0.62	$0.32
Income from discontinued operations	0.42	0.76
Income per common unit - diluted	$1.04	$1.08
Weighted average number of common units outstanding
Basic	151,223	150,704
Diluted	152,123	151,624
Net income allocated to general partners	$154,100	$159,795
Net income allocated to limited partners	$3,817	$4,042
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended June 30, 2019
	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at April 1, 2019	148,258,042	3,520,205	$3,332,849	$61,280	$4,684	$3,398,813	$5,337
Contributions from partners	32,085	—	2,527	—	—	2,527	—
Distributions to partners	—	—	(60,801)	(1,536)	(123)	(62,460)	(84)
Other comprehensive loss - foreign currency translation	—	—	(5,758)	(136)	—	(5,894)	—
Other comprehensive loss - derivative instruments	—	—	(113)	(3)	—	(116)	—
Net income	—	—	99,769	2,359	123	102,251	84
Redemption of limited partners common units for common shares	7,156	(7,156)	125	(125)	—	—	—
Acquisition of noncontrolling interest			(13,350)	—	(4,407)	(17,757)	—
Balance at June 30, 2019	148,297,283	3,513,049	$3,355,248	$61,839	$277	$3,417,364	$5,337

	Three Months Ended June 30, 2018
	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at April 1, 2018	147,773,141	3,520,205	$3,185,251	$58,186	$4,851	$3,248,288	$7,537
Contributions from partners	23,477	—	2,845	—	—	2,845	—
Distributions to partners	—	—	(59,117)	(1,408)	(119)	(60,644)	(118)
Other comprehensive loss - foreign currency translation	—	—	(13,809)	(329)	—	(14,138)	—
Other comprehensive income - derivative instruments	—	—	100	2	—	102	—
Net income	—	—	19,614	467	691	20,772	118
Balance at June 30, 2018	147,796,618	3,520,205	$3,134,884	$56,918	$5,423	$3,197,225	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended June 30, 2019
	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2019	147,899,354	3,520,205	$3,329,861	$61,471	$5,440	$3,396,772	$7,537
Contributions from partners	390,773	—	8,532	—	—	8,532	—
Distributions to partners	—	—	(121,589)	(3,099)	(167)	(124,855)	(168)
Other comprehensive loss - foreign currency translation	—	—	(507)	(11)	—	(518)	—
Other comprehensive loss - derivative instruments	—	—	(1,924)	(46)	—	(1,970)	—
Net income	—	—	154,100	3,649	167	157,916	168
Redemption of limited partners common units for common shares	7,156	(7,156)	125	(125)	—	—	—
Acquisition of noncontrolling interest	—	—	(13,350)	—	(5,163)	(18,513)	—
Redemption of noncontrolling interest preferred units	—	—	—	—	—	—	(2,200)
Balance at June 30, 2019	148,297,283	3,513,049	$3,355,248	$61,839	$277	$3,417,364	$5,337

	Six Months Ended June 30, 2018
	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2018	147,450,691	3,520,205	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Contributions from partners	345,927	—	11,528	—	—	11,528	—
Distributions to partners	—	—	(118,211)	(2,914)	(204)	(121,329)	(236)
Other comprehensive loss - foreign currency translation	—	—	(6,062)	(144)	—	(6,206)	—
Other comprehensive income - derivative instruments	—	—	476	11	—	487	—
Net income	—	—	159,795	3,806	778	164,379	236
Balance at June 30, 2018	147,796,618	3,520,205	$3,134,884	$56,918	$5,423	$3,197,225	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$158,084	$164,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,708	88,459
Amortization of deferred financing costs	2,311	1,922
Expensed pursuit costs	208	383
Impairment charges - real estate assets	14,391	26,000
Loss on debt extinguishment	7,618	—
Equity in earnings of unconsolidated joint ventures	(9,190)	(14,192)
Gain on property dispositions	(77,981)	(142,514)
Noncash compensation	11,073	11,261
Development service fee accrual	—	62,256
Other	(8,179)	(2,069)
Changes in operating assets and liabilities:
Accounts receivable	1,534	2,446
Deferred rent receivable	(7,925)	(10,289)
Prepaid expenses and other assets	6,514	27,199
Accounts payable	(15,769)	(5,341)
Accrued interest	5,712	285
Other liabilities	(64,743)	(11,798)
Net cash provided by operating activities	112,366	198,623
INVESTING ACTIVITIES
Investment in properties – acquisitions	(156,870)	(211,335)
Investment in properties – other	(18,836)	(22,104)
Investments in and advances to unconsolidated joint ventures	(4,809)	(73,922)
Distributions from unconsolidated joint ventures	14,139	16,522
Net proceeds from disposition of properties/land	210,970	313,055
Investment in development in progress	(119,124)	(96,196)
Investment in land held for development	(22,966)	(105,827)
Payment of deferred leasing costs	(19,943)	(13,399)
Release of escrows and other	109,546	126,203
Net cash used in investing activities	(7,893)	(67,003)
FINANCING ACTIVITIES
Redemption of preferred units	(2,200)	—
Proceeds from unsecured notes	349,097	—
Repayments of mortgage loans including prepayment penalty	(49,915)	(30,377)
Proceeds from credit facility	122,505	698,163
Repayments on credit facility	(434,351)	(662,879)
Payment of deferred financing costs	(3,120)	—
Acquisition of noncontrolling interests	(18,513)	—
Capital contributions	4,999	4,527
Distributions to partners/noncontrolling interests	(131,943)	(125,885)
Net cash used in financing activities	(163,441)	(116,451)
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,968)	15,169
Increase (decrease) in cash, cash equivalents and restricted cash related to foreign currency translation	1,577	(1,778)
Cash, cash equivalents and restricted cash at beginning of period	95,822	25,685
Cash, cash equivalents and restricted cash at end of period	$38,431	$39,076

See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.7% of the common equity of the Operating Partnership at June 30, 2019. The Company owns and operates industrial properties in the United States nationally, as well as in the United Kingdom. The Company intends to divest its remaining office properties (other than its headquarters) over the next few years and focus its efforts and capital solely on its industrial platform. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity (“VIE”) of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.7% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $74.8 million and $75.1 million as of June 30, 2019 and December 31, 2018, respectively.
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

The Revenue Standards did not have an impact on the amount and timing of recognizing the Company's development service fee income. The Company recognizes development service fee income on a variable basis as a percentage of costs incurred on third party development contracts. Property development services, which are a single performance obligation, continue to be satisfied and recognized over time. The Company measures its progress toward completing the performance obligations under each arrangement. The measurement of the transfer of value to the customer for these services utilizes the input method (actual costs incurred against anticipated project costs) since this method best depicts the actual transfer of value promised to the customer. Estimated expected losses on such contracts are accrued in the period in which they are determinable. The total amount of consideration to be received from these projects is assessed on a quarterly basis. Based on existing contracts, substantial completion is anticipated during 2019.

The Company recognizes revenues from improving land sites and selling the underlying land on behalf of its development partner to home builders in the United Kingdom. These agreements typically contain a pre-emption clause and a seller's call option. The Company recognizes revenue as the pre-emption period or seller's call option lapses utilizing the output method. There was $2.2 million and $5.9 million in revenue recognized for such contracts during the three and six months ended June 30, 2019, respectively.

The Revenue Standards did not have an impact on the gain or loss on sale of nonfinancial assets. The Revenue Standards require the Company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in-substance nonfinancial asset. Additionally, when the Company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the Company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. See Notes 5 and 7 for further discussion of sales of nonfinancial assets during the six months ended June 30, 2019.

Estimated gross revenue related to the remaining performance obligations under existing contracts (before allocation of related costs and expenses) as of June 30, 2019 that will be recognized as revenue in future periods was approximately $33.6 million, which is expected to be recognized in 2019 through 2021.
Recently Issued Accounting Standards
Leases
In February 2016, the FASB issued Accounting Standard Update 2016-02, Leases (“ASU 2016-02”). Additional guidance and targeted improvements to ASU 2016-02 were made through the issuances of supplementary ASUs in July 2018, December 2018 and March 2019 (collectively, the "New Lease Standard"). The New Lease Standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). It requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The New Lease Standard requires lessors to account for leases using an approach that is substantially equivalent to prior guidance for sales type leases, direct financing leases and operating leases.
The New Lease Standards limit capitalization of certain initial direct costs which were capitalizable under previous lease standards. Such costs, which were expensed during the three and six months ended June 30, 2019, were $0.3 million and $0.6 million, respectively.
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
Lessee Disclosure
As of June 30, 2019, the Company had a total of five properties subject to operating ground leases in Florida, New Jersey, Kentucky and the United Kingdom with a weighted average remaining term of 47 years. These leases have remaining terms of 11 to 110 years, expiration dates of June 2030 to June 2129, and renewal options of 25 to 48 years. The Company has included in the lease terms renewal options up to the useful life of the asset constructed on the land. Payments for certain properties are subject to increases at five year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments are considered variable payments and do not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as an amendment with a change in the terms of the lease. The Company used discount rates in a range of 4.1% to 5.0% for a weighted average discount rate of 4.6%, which was derived from the Company's assessment of credit quality of the Company adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenures. The Company also leases office space from unrelated third-parties. The Company recognized lease expense of $482,000 and $950,000 during the three and six months ended June 30, 2019, respectively, of which $453,000 and $886,000, respectively, was paid in cash. The following schedule indicates the approximate future minimum lease payments for the ground and office leases as of June 30, 2019:

Year	Amount
(in thousands)
2019 (remainder of year)	$735
2020	1,373
2021	1,235
2022	1,136
2023	1,036
Thereafter	40,770
Total minimum payments	$46,285
Imputed interest	(27,311)
Amortization	(357)
Lease liabilities	$18,617
Deferred rent	(686)
Right of use asset	$17,931

As noted above, the Company adopted the New Lease Standard effective January 1, 2019. Since the Company has applied the provisions on a modified retrospective basis, the following represents approximate future minimum lease payments by year as of December 31, 2018, as applicable under ASC 840, Leases, prior to the adoption of the New Lease Standard.

Year	Amount
(in thousands)
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
Substantially all of the Company's operating leases contain provisions for specified annual increases over the rents of the prior year. Rental income from operating leases is generally recognized on a straight-line basis over the lease term when the Company has determined that the collectibility of substantially all the lease payments is probable. If the Company determines that it is not probable that substantially all of the lease payments will be collected, the Company accounts for the revenue under the lease on a cash basis. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection potentially resulting in increased volatility of rental revenue. Some of the Company's leases have options to extend, terminate or purchase the facilities, which are considered when determining the lease term. Tenant rights to purchase an underlying asset are typically at prevailing market rates at the time of purchase. The Company does not include in measurement of lease receivables certain variable payments, including changes in an index, until the specific events that trigger the variable payments have occurred.
Generally operating leases require the tenants to reimburse the Company for property tax and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the tenants. The Company has determined that all of its leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. The Company applies the New Lease Standard to the combined component. Income derived from the Company's leases is recorded in rental revenue in the Company's consolidated statements of comprehensive income. Certain tenants are obligated to pay directly their obligations under their leases for real estate taxes, insurance and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in the Company's consolidated financial statements. To the extent any tenant responsible for these obligations under the respective lease defaults on its lease or if it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation.
The following details the rental income and variable lease income for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Rental income - operating leases - continuing operations	$123,544	$244,617
Rental income - operating leases - discontinued operations	8,581	19,250
Variable lease income - operating leases - continuing operations	36,815	72,115
Variable lease income - operating leases - discontinued operations	2,737	5,845

The following amounts reflect the estimated contractual rents due to the Company for the remainder of terms of the Company's operating leases as of June 30, 2019:

(in thousands)
Remainder of 2019	$257,238
2020	494,928
2021	439,299
2022	369,584
2023	300,516
2024	242,833
Thereafter	863,024
Total	$2,967,422

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

Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$52,764	147,805	$0.36	$7,308	147,274	$0.05
Dilutive shares for long-term compensation plans	—	863		—	1,059
Income from continuing operations net of noncontrolling interest - diluted	$52,764	148,668	$0.35	$7,308	148,333	$0.05
Discontinued operations net of noncontrolling interests - basic	$47,005	147,805	$0.32	$12,306	147,274	$0.08
Dilutive shares for long-term compensation plans	—	863		—	1,059
Discontinued operations net of noncontrolling interests - diluted	$47,005	148,668	$0.32	$12,306	148,333	$0.08
Net income available to common shareholders - basic	$99,769	147,805	$0.68	$19,614	147,274	$0.13
Dilutive shares for long-term compensation plans	—	863		—	1,059
Net income available to common shareholders - diluted	$99,769	148,668	$0.67	$19,614	148,333	$0.13

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$92,000	147,706	$0.62	$47,447	147,184	$0.33
Dilutive shares for long-term compensation plans	—	900		—	920
Income from continuing operations net of noncontrolling interest - diluted	$92,000	148,606	$0.62	$47,447	148,104	$0.32
Discontinued operations net of noncontrolling interests - basic	$62,100	147,706	$0.42	$112,348	147,184	$0.76
Dilutive shares for long-term compensation plans	—	900		—	920
Discontinued operations net of noncontrolling interests - diluted	$62,100	148,606	$0.42	$112,348	148,104	$0.76
Net income available to common shareholders - basic	$154,100	147,706	$1.04	$159,795	147,184	$1.09
Dilutive shares for long-term compensation plans	—	900		—	920
Net income available to common shareholders - diluted	$154,100	148,606	$1.04	$159,795	148,104	$1.08

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common share for the three and six months ended June 30, 2019 or 2018.

During the three and six months ended June 30, 2019, 15,000 and 123,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2018, 151,000 common shares were issued upon the exercise of options.
Share Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three and six months ended June 30, 2019 or for the year ended December 31, 2018.
Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$54,093			$7,597
Less: Preferred unit distributions	(84)			(118)
Income from continuing operations available to common unitholders - basic	$54,009	151,319	$0.36	$7,479	150,794	$0.05
Dilutive units for long-term compensation plans	—	863		—	1,059
Income from continuing operations available to common unitholders - diluted	$54,009	152,182	$0.35	$7,479	151,853	$0.05
Income from discontinued operations net of noncontrolling interest consolidated joint venture - basic	$48,119	151,319	$0.32	$12,602	150,794	$0.08
Dilutive units for long-term compensation plans	—	863		—	1,059
Income from discontinued operations net of noncontrolling interest consolidated joint venture - basic	$48,119	152,182	$0.32	$12,602	151,853	$0.08
Income available to common unitholders - basic	$102,128	151,319	$0.68	$20,081	150,794	$0.13
Dilutive units for long-term compensation plans	—	863		—	1,059
Income available to common unitholders - diluted	$102,128	152,182	$0.67	$20,081	151,853	$0.13

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Net income - net of noncontrolling interest - consolidated joint ventures	$94,338			$48,804
Less: Preferred unit distributions	(168)			(236)
Income from continuing operations available to common unitholders - basic	94,170	151,223	$0.62	48,568	150,704	$0.33
Dilutive units for long-term compensation plans	—	900		—	920
Income from continuing operations available to common unitholders - diluted	$94,170	152,123	$0.62	$48,568	151,624	$0.32
Income from discontinued operations net of noncontrolling interest consolidated joint venture - basic	$63,579	151,223	$0.42	$115,033	150,704	$0.76
Dilutive units for long-term compensation plans	—	900		—	920
Income from discontinued operations net of noncontrolling interest consolidated joint venture - basic	$63,579	152,123	$0.42	$115,033	151,624	$0.76
Net income available to common unitholders - basic	$157,749	151,223	$1.04	$163,601	150,704	$1.09
Dilutive units for long-term compensation plans	—	900		—	920
Net income available to common unitholders - diluted	$157,749	152,123	$1.04	$163,601	151,624	$1.08

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common unit for the three and six months ended June 30, 2019 or 2018.

During the three and six months ended June 30, 2019, 15,000 and 123,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2018, 151,000 common units were issued upon the exercise of options.
Unit Repurchase
The Company’s Board of Trustees has authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three and six months ended June 30, 2019 or for the year ended December 31, 2018.

Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the six months ended June 30,
	2019	2018
Foreign Currency Translation:
Beginning balance	$(52,862)	$(38,701)
Translation adjustment	(518)	(6,206)
Ending balance	(53,380)	(44,907)

Derivative Instruments:
Beginning balance	(3,550)	150
Unrealized gain	(1,973)	425
Reclassification adjustment (1)	3	62
Ending balance	(5,520)	637
Total accumulated other comprehensive loss	(58,900)	(44,270)
Less: portion included in noncontrolling interest – operating partnership	1,226	887
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(57,674)	$(43,383)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
Information on the Operating Properties and land parcels the Company acquired during the three months and six months ended June 30, 2019 is as follows:

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Number of Buildings	Acres of Developable Land		Leaseable Square Feet	Purchase Price (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)
Dallas	—	—	—	—	$—	2	—	509,733	$44,400
Southern California	—	—		—	—	1	—	289,683	31,285
United Kingdom	—	—		—	—	—	25.0	—	2,658
Other:
Atlanta	—	—		—	—	—	154.7	—	5,000
New Jersey	1	—		218,000	26,500	3	—	488,254	78,275
	1	—		218,000	$26,500	6	179.7	1,287,670	$161,618

In the three months ended June 30, 2019, the Company purchased the noncontrolling interest of two consolidated joint ventures, comprising four buildings in the Company's Philadelphia reportable segment, for $17.8 million. In the six months ended June 30, 2019, the Company purchased the noncontrolling interest of three consolidated joint ventures in the following reportable segments: four buildings in Philadelphia, one building in New Jersey, one building in Dallas and one building in Southern California as well as 21.7 acres of land in Arizona, for $18.5 million.

Information on the Operating Properties and land parcels the Company sold during the three and six months ended June 30, 2019 is as follows:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)
Chicago/Minneapolis	—	11.3	—	$2,865	—	11.3	—	$2,865
Florida	—	—	—	—	3	—	150,751	23,400
Houston	—	4.0	—	1,505	—	4.0	—	1,505
Philadelphia	1	—	153,242	99,250	1	—	153,242	99,250
Southeastern PA	3	18.0	74,180	10,200	3	18.0	74,180	10,200
Other:
Arizona	—	8.8	—	11,500	—	8.8	—	11,500
New Jersey	—	—	—	—	—	0.8	—	4,000
DC Metro	—	—	—	—	1	—	146,472	61,750
	4	42.1	227,422	$125,320	8	42.9	524,645	$214,470

In connection with the sale of a building in the Philadelphia reportable segment in June 2019 the Company repaid a $35.9 million 4.84% mortgage loan due 2033 encumbering the property and, consequently, recognized a loss of $7.6 million on early extinguishment of debt, which is reported in discontinued operations.

In addition to the operating properties and land parcels sold as described above, the Company recognized a gain on sale of $2.0 million during the three and six months ended June 30, 2019 from the sale of non-depreciable assets in Camden, New Jersey located in the Company's Philadelphia reportable segment.
Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates certain non-core office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At June 30, 2019, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

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

The operating information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
Carolinas/Richmond	$20,666	$19,513	$40,752	$39,306
Chicago/Minneapolis	17,404	16,622	34,819	33,139
Cincinnati/Columbus/Indianapolis	4,689	4,547	9,030	9,369
Dallas	5,782	4,678	11,299	8,763
Florida	16,064	15,862	32,347	31,270
Houston	16,638	16,091	32,729	31,954
Lehigh/Central PA	39,503	38,525	79,710	76,610
Philadelphia	10,925	10,717	22,263	23,061
Southern California	10,600	7,516	20,150	14,311
United Kingdom	5,959	3,783	11,957	8,056
Other	23,398	31,629	46,949	65,734
Segment-level revenue	171,628	169,483	342,005	341,573

Reconciliation to total revenue
Development service fee income	978	19,824	1,842	46,176
Discontinued operations	(11,318)	(23,085)	(25,095)	(49,702)
Other	49	(291)	(178)	(389)
Total revenue	$161,337	$165,931	$318,574	$337,658

Net operating income
Carolinas/Richmond	$14,836	$13,930	$29,281	$27,820
Chicago/Minneapolis	10,831	9,700	21,144	19,313
Cincinnati/Columbus/Indianapolis	3,052	3,040	5,819	6,277
Dallas	3,731	2,888	7,268	5,353
Florida	10,752	10,528	22,161	21,096
Houston	9,394	8,756	18,193	18,066
Lehigh/Central PA	28,278	27,576	56,818	54,604
Philadelphia	8,694	7,921	17,219	16,826
Southern California	7,248	5,765	14,680	10,848
United Kingdom	4,942	2,311	8,237	5,495
Other	15,176	21,267	29,495	43,559
Net operating income	116,934	113,682	230,315	229,257

Reconciliation to income from continuing operations
Interest expense (1)	(25,872)	(23,202)	(52,077)	(46,661)
Development service fee income	978	19,824	1,842	46,176
Development service fee expense	(847)	(79,808)	(1,680)	(107,875)
Depreciation/amortization expense (1) (2)	(31,778)	(31,932)	(65,363)	(65,340)
Impairment charges - real estate assets	—	(26,000)	(99)	(26,000)
Gain on property dispositions	5,462	48,584	5,957	52,742
Equity in earnings of unconsolidated joint ventures	2,181	7,428	9,190	14,192
General and administrative expense (1) (2)	(9,563)	(8,302)	(25,304)	(23,054)
Leasing cost	(3,318)	(2,767)	(6,526)	(5,579)
Other operating expenses (2)	(3,256)	(1,577)	(5,524)	(4,079)
Discontinued operations excluding gain and impairment on property dispositions	580	(12,952)	(6,034)	(25,448)
Income taxes (1) (2)	(5)	6	(5)	18
Other	2,600	5,194	9,626	11,046
Income from continuing operations	$54,096	$8,178	$94,318	$49,395

(1)	Includes activity in discontinued operations.

(2)	Excludes costs that are included in determining net operating income.

The Company's total assets by reportable segment as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Carolinas/Richmond	$524,408	$525,041
Chicago/Minnesota	584,471	591,792
Cincinnati/Columbus/Indianapolis	133,848	131,400
Dallas	305,282	261,538
Florida	546,815	547,232
Houston	605,443	568,756
Lehigh/Central PA	1,205,634	1,210,220
Philadelphia	624,370	624,373
Southern California	713,262	660,688
United Kingdom	405,707	463,162
Other	1,165,094	1,153,518
Segment-level total assets	6,814,334	6,737,720
Corporate Other	67,925	196,674
Total assets	$6,882,259	$6,934,394

Note 7: Impairment or Disposal of Long-Lived Assets
In 2017, the Company initiated a strategic shift whereby it adopted a plan to divest of its remaining suburban office properties. In the third quarter of 2018, the Company updated its strategy whereby it adopted a plan to divest of all of its remaining office properties. The Company determined that the strategic shift would have a major effect on its operations and financial results. As such, properties sold or those that meet the criteria to be classified as held for sale within the corporate strategy were classified within discontinued operations. Consistent with the held for sale criteria these properties are expected to be sold within one year. As the result of the classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to these properties were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Comprehensive Income.
The following table illustrates the number of sold or held for sale properties included in, or excluded from, discontinued operations:

	Held for sale as of June 30, 2019	Sold during the six months ended June 30, 2019	Sold during the year ended December 31, 2018	Total
Properties included in discontinued operations	14	8	37	59
Properties included in continuing operations	3	—	2	5
Properties sold or classified as held for sale	17	8	39	64

In addition, there were four properties comprising 86.0 acres included as held for sale as of June 30, 2019.

The properties held for sale with operating results in discontinued operations as of June 30, 2019 were located in the following reportable segments: two properties in Southeastern PA, one property in Chicago/Minneapolis, eight properties in Philadelphia one property in DC Metro and two in the United Kingdom.
A summary of the results of operations for the properties classified as discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$11,318	$23,085	$25,095	$49,702
Operating expenses	(3,452)	(5,253)	(7,787)	(11,952)
Depreciation and amortization	(62)	(3,073)	(2,129)	(8,472)
Impairment charges - real estate assets	(4,018)	—	(14,292)	—
Interest and other income (expense)	(39)	(29)	(60)	(58)
Income taxes	(261)	(30)	(293)	(55)
Loss on debt extinguishment	(7,618)	—	(7,618)	—
Interest expense	(466)	(1,748)	(1,174)	(3,717)
Gain (loss) on property dispositions	52,837	(240)	72,024	89,772
Income from discontinued operations	48,239	12,712	63,766	115,220
Noncontrolling interest - operating partnership	(1,114)	(296)	(1,479)	(2,685)
Noncontrolling interest - consolidated joint venture	(120)	(110)	(187)	(187)
Income from discontinued operations available to common shareholders	$47,005	$12,306	$62,100	$112,348

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale included in discontinued operations to the sum of total net assets plus consolidated debt.
Capital expenditures on a cash basis related to properties within discontinued operations were $2.1 million and $3.5 million, respectively, for the three and six months ended June 30, 2019, and $11.2 million and $27.4 million, respectively, for the three and six months ended June 30, 2018.
Assets Held for Sale
As of June 30, 2019, 17 properties were classified as held for sale, of which 14 properties met the criteria to be classified within discontinued operations and three properties were classified within continuing operations. In addition, there were four properties comprising 86.0 acres included as held for sale as of June 30, 2019.
The following table illustrates aggregate balance sheet information for all held for sale properties (in thousands):

	June 30, 2019			December 31, 2018
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and land improvements	$3,056	$91,677	$94,733	$1,301	$113,080	$114,381
Buildings and improvements	25,119	253,295	278,414	5,638	384,737	390,375
Development in progress	—	10,269	10,269	—	9,597	9,597
Land held for development	21,120	—	21,120	26,253	—	26,253
Accumulated depreciation	(6,559)	(36,946)	(43,505)	(1,546)	(70,242)	(71,788)
Deferred financing and leasing costs, net	1,099	10,848	11,947	58	13,697	13,755
Other assets	1,153	12,595	13,748	164	19,470	19,634
Total assets held for sale	$44,988	$341,738	$386,726	$31,868	$470,339	$502,207

Total liabilities held for sale	$2,941	$16,092	$19,033	$141	$20,990	$21,131

Impairment Charges - Real Estate Assets
The Company recorded $4.0 million and $14.4 million of impairment charges during the three and six months ended June 30, 2019, respectively. These impairment charges were primarily related to an office building held for sale in the Company's DC Metro segment and is primarily included in discontinued operations in the Company's Consolidated Statements of Comprehensive Income.

The Company determined these impairments based on third party offer prices which are Level 2 according to the fair value hierarchy established in ASC 820.

The Company recorded a $26.0 million impairment charge during the three and six months ended June 30, 2018. This charge related to the Camden Waterfront project located in Camden, New Jersey and reported in the Company's Philadelphia reportable segment. The Company determined this impairment based on quoted offer prices on comparable properties, which is a Level 3 fair value calculation.

The Company has applied reasonable estimates and judgments in evaluating each of its properties and land held for development and has determined that there are no additional valuation adjustments necessary at June 30, 2019. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record additional impairment charges in the future.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of June 30, 2019 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at June 30, 2019 was $175.8 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of June 30, 2019 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at June 30, 2019 was $175.8 million.

Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of June 30, 2019, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$5,337	213	$25	6.25%

The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash. During the six months ended June 30, 2019, 88,000 preferred units were redeemed for $2.2 million.
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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2018 and June 30, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2018 and June 30, 2019. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2018 and June 30, 2019 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2018	$395,202	$397,167	$2,285,698	$2,295,699
As of June 30, 2019	$351,493	$402,794	$2,632,881	$2,795,031

Note 13: Unconsolidated Joint Ventures
Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the “Project”) located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building includes 1.3 million square feet of leasable office space (the “Office”), which is substantially complete and fully occupied by Comcast Corporation, and a 219-room Four Seasons Hotel (the “Hotel”), which is nearing substantial completion and is scheduled to open to the public in August 2019. Costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $968 million. As of June 30, 2019, the Company's investment in the project is $193.5 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
The two joint ventures engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agreed, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts (the "GMP Contracts") with a third party contractor (the "General Contractor") to construct the Project. The Company has been notified by the General Contractor that the General Contractor has incurred cost overruns comprised of amounts owed to third-party subcontractors and internal general condition costs of the General Contractor in connection with completing the Project in excess of the guaranteed maximum price payable to the General Contractor under the GMP Contracts, which guaranteed maximum price has been previously adjusted pursuant to accepted change orders. Notwithstanding the GMP Contracts, the General Contractor has generally refused to fund the cost overruns owed to third-party subcontractors, and the Company has funded, and may continue to fund, subcontractor cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. Accordingly, in periods prior to 2019, the Company accrued $69.3 million relating primarily to cost overruns that it estimated were probable of being funded to third-party subcontractors under its development cost guarantees to the joint ventures. As of June 30, 2019 and December 31, 2018, the Company's remaining accrual was $34.8 million and $67.3 million, respectively (including, in each case, estimated retainage of approximately $24 million payable to subcontractors), which accruals are included in other liabilities in the accompanying consolidated balance sheets and are reflective of amounts cumulatively funded by the Company as of those dates. The Company is accounting for the development of the Project on a variable basis as a percentage of costs incurred under the development contract. The Company recognized a loss of $60.0 million and $61.8 million for the three and six months ended June 30, 2018, respectively, in development service fee income, net of development service fee expense and other related expenses. There was no loss or gain recognized related to the Project during the three and six months ended June 30, 2019. The Company intends to pursue all remedies to recover from the General Contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations.
In addition to the costs to comply with the Company's obligations under its development cost guarantee, other claims related to the development of the Project have been asserted by the General Contractor and certain subcontractors. Should disputes with respect to these asserted claims proceed, the Company expects that it would assert claims against the General Contractor, both with respect to the claims as to which the above-described accrual has been made, as well as with respect to the additional claims described in this paragraph. There can be no assurances that amounts incurred, including as a result of such claims, will not exceed the above estimates. The Company is not able to reasonably estimate the amount of additional costs, if any, that it may incur as a result of such claims, and accordingly any potential exposure of the Company for such claims is not included within the accrual described above. Similarly, the Company is not able to reasonably estimate the amount, if any, that the Company may recover with respect to any claims it may assert against the General Contractor. If the Company were to incur additional expenses in connection with its development cost guarantee or in connection with such claims, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company's results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, whether pursuant to any such claims asserted by the Company or otherwise, such recoveries would be recorded when and if realized in future periods.
Liberty Washington, LP

During the three months ended June 30, 2019, the Company concluded that a property owned by this joint venture and held for sale had an indicator of impairment resulting from a decline in the Washington, DC market fundamentals. The joint venture recognized an impairment charge of $16.4 million for the three and six months ended June 30, 2019. The Company's share of this impairment charges was $4.1 million for the same periods. The impairment charge is related to the Company's DC Metro reportable segment and the Company's share is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income. The Company determined these impairments based on estimated future discounted cash flows. This is a Level 3 fair value calculation.

Cambridge Medipark Ltd
During the three and six months ended June 30, 2019, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $244,000 and $1.0 million for the three and six months ended June 30, 2019, respectively, compared to $1.7 million and $3.7 million, respectively, for the same periods in 2018.
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
The Company holds an interest in two interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $65.7 million and $66.8 million at June 30, 2019 and December 31, 2018, respectively, and expire in 2020.

In addition, in late 2018, in anticipation of conducting the offering of senior notes described in Note 11, the Operating Partnership entered into two interest rate lock agreements tied to the U.S. treasury rate for an aggregate notional amount of $200 million. An interest rate lock is a tool used to manage interest-rate risk by effectively securing interest rates on federal government securities as of the agreement date. One agreement had a notional amount of $100 million and expired and was settled in 2018 for $2.4 million. The second agreement had a notional amount of $100 million and expired in 2019. It was settled for $3.3 million prior to consummation of such offering of senior notes. The interest rate lock agreements qualified as cash flow hedges with respect to the senior notes offering and, as such, the settlements of $5.7 million will be amortized into interest expense over the respective term of the notes.
The Company accounts for the changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies amounts to earnings over the term that the hedged transaction affects earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Amount of gain related to the effective portion recognized in other comprehensive (loss) income	$(147)	$148	$412	$550
Total Amount of Interest Expense Presented in the Consolidated Statements of Comprehensive Income	25,406	21,454	50,903	42,944

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	Derivatives
		Fair Value at:
	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$567	$677
Interest Rate Treasury Locks	Other Liabilities	—	3,972
Total		$567	$4,649

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. The Company estimates that $0.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $0.6 million as of June 30, 2019.
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
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of June 30, 2019 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company. However, see Note 13 for discussion of Comcast Technology Center.
Other
As of June 30, 2019, the Company had letter of credit obligations of $8.3 million.
As of June 30, 2019, the Company had 24 buildings under development. These buildings are expected to contain, when completed, a total of 6.8 million square feet of leasable space and represent an anticipated aggregate investment of $584.3 million. At June 30, 2019, development in progress totaled $416.0 million. In addition, as of June 30, 2019, the Company had invested $18.0 million in deferred leasing costs related to these development buildings.
The Company is currently developing three properties for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $247.8 million.
As of June 30, 2019, the Company was committed to the following:

•	$12.0 million in improvements on certain buildings and land parcels;

•	$44.5 million in future land acquisitions which it expects to complete during the year ending December 31, 2019;

•	up to $16.9 million of tenant improvements not yet completed; and

•	infrastructure improvements of approximately $1.0 million.

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
Note 16: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Write-off of fully depreciated/amortized property and deferred costs - properties included in continuing operations	$1,110	$14,609
Write-off of fully depreciated/amortized property and deferred costs - properties included in discontinued operations	$—	$1,886
Write-off of depreciated property and deferred costs due to sale - properties included in continuing operations	$—	$19,564
Write-off of depreciated property and deferred costs due to sale and related debt repayment - properties included in discontinued operations	$28,221	$96,936
Changes in accrued development capital expenditures - properties included in continuing operations	$(651)	$10,063
Changes in accrued development capital expenditures - properties included in discontinued operations	$—	$(1,424)
Unrealized (loss) gain on cash flow hedge	$(1,970)	$487
Capitalized equity-based compensation	$705	$240

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

The following is a reconciliation of the Company's cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Cash and cash equivalents at beginning of period	$84,923	$11,882
Restricted cash at beginning of period	10,899	13,803
Cash and cash equivalents and restricted cash at beginning of period	$95,822	$25,685

Cash and cash equivalents at end of period	$21,039	$24,211
Restricted cash at end of period	17,392	14,865
Cash and cash equivalents and restricted cash at end of period	$38,431	$39,076

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
As of June 30, 2019, the Company owned the following Properties in Operation (square feet in thousands):

	Number of Operating Industrial Properties	Number of Operating Non-Core Properties	Total Number of Properties	Total Square Feet
Wholly Owned Properties in Operation	494	18	512	94,019
JV Properties in Operation (at 100%)	48	18	66	14,854
Properties in Operation	542	36	578	108,873
As of June 30, 2019 the Company owned the following "Properties under Development" and "Properties held for Redevelopment/Value-Added" (square feet upon completion in thousands):

	Number of Properties	Total Square Feet		Acres of Developable Land
Wholly Owned Properties under Development	24	6,839		1,381
JV Properties under Development (at 100%)	3	214	(1)	339
Properties under Development	27	7,053		1,720

Wholly Owned Properties held for Redevelopment/Value-Added	3	533		—
JV Properties held for Redevelopment/Value-Added (at 100%)	1	48		—
Properties held for Redevelopment/Value-Added	4	581		—

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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the six months ended June 30, 2019, GAAP rents on retained and replacement industrial leases were on average 13.9% higher than rents on expiring leases. During the six months ended June 30, 2019, the Company leased 17.6 million square feet. The following details the Company's occupancy as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Wholly owned operating industrial properties	94.8%	95.7%
Wholly owned operating non-core properties	95.9%	85.0%
Wholly owned total	94.8%	95.4%

Joint venture operating industrial properties	98.2%	99.5%
Joint venture operating non-core properties	97.8%	97.0%
Joint venture total	98.1%	98.9%
During the third quarter of 2018, the Sears Holdings Corporation ("Sears") filed for reorganization under Chapter 11 of the federal bankruptcy laws. On April 30, 2019, Sears rejected a lease for 849,000 square feet in the Company's Lehigh/Central PA reportable segment (see below). At the time the tenant rejected the lease, this tenant represented 0.8% of square feet of the Company's Properties in Operation and 0.8% of Net Rent (see Properties in Operation below for definition of Net Rent).
Based on the Company's current outlook, the Company anticipates that property level operating income for the Same Store (defined below) group of industrial properties will increase for the full year 2019, compared to 2018, driven primarily by new and renewal leases being executed at higher rental rates than those of expiring leases. For the full year 2019, compared to 2018, the Company expects Same Store occupancy levels to decline modestly compared with those in 2018.
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
Wholly Owned Capital Activity
Acquisitions
During the three months ended June 30, 2019, the Company acquired one property for a purchase price of $26.5 million. This property, which contains 218,000 square feet of leaseable space, was 100% occupied as of June 30, 2019. During six months ended June 30, 2019, the Company acquired six properties for an aggregate purchase price of $154.0 million. These properties, which collectively contain 1.3 million square feet of leaseable space, were 93.0% occupied as of June 30, 2019.
During the three and six months ended June 30, 2019, the Company acquired two parcels of land collectively containing 179.7 acres for an aggregate purchase price of $7.7 million.
Dispositions
During the three months ended June 30, 2019, the Company realized proceeds of $103.0 million from the sale of four properties totaling 227,000 square feet. During the six months ended June 30, 2019, the Company realized proceeds of $188.2 million from the sale of eight properties totaling 525,000 square feet.
During the three months ended June 30, 2019, the Company realized proceeds of $22.3 million from the sale of 42.1 acres of land. During the six months ended June 30, 2019, the Company realized proceeds of $26.3 million from the sale of 42.9 acres of land.
In addition to the operating properties and land parcels sold as described above, the Company recognized a gain on sale of $2.0 million during the three and six months ended June 30, 2019 from the sale of non-depreciable assets.
Development
During the three months ended June 30, 2019, the Company brought into service two Wholly Owned Properties under Development representing 824,000 square feet and a Total Investment of $79.3 million. During the six months ended June 30, 2019, the Company brought into service eight Wholly Owned Properties under Development representing 1.7 million square feet and a Total Investment of $168.4 million. During the three months ended June 30, 2019, the Company initiated one Wholly Owned Property under Development with a projected Total Investment of $10.7 million. During the six months ended June 30, 2019, the Company initiated three Wholly Owned Properties under Development with a projected Total Investment of $28.5 million.
As of June 30, 2019, the Company had 24 Wholly Owned Properties under Development with a projected Total Investment of $584.3 million. These Wholly Owned Properties under Development were 34.5% pre-leased as of June 30, 2019.

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
Acquisitions/Dispositions
None of the unconsolidated joint ventures in which the Company holds an interest sold or acquired any operating properties or land parcels during the three and six months ended June 30, 2019.
Development
As of June 30, 2019, unconsolidated joint ventures in which the Company holds an interest had two JV Properties under Development (exclusive of the 18th & Arch Hotel, which is more specifically discussed below) which are expected to comprise, upon completion, 214,000 square feet and are expected to represent a Total Investment by the joint ventures of $16.2 million. These JV Properties under Development were 34.3% pre-leased as of June 30, 2019. During the three and six months ended June 30, 2019, an unconsolidated joint venture in which the Company holds an interest initiated a JV Property under Development with a projected Total Investment of $6.3 million.
In addition, joint ventures in which the Company holds an interest continued the development of the Comcast Technology Center (the “Project”). The 219-room Four Seasons hotel representing an aggregate Total Investment by the Hotel joint venture of $231.6 million when completed continued to be developed by the Hotel joint venture as of June 30, 2019.
The two joint ventures engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agreed, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts (the "GMP Contracts") with a third party contractor (the "General Contractor") to construct the Project. The Company has been notified by the General Contractor that the General Contractor has incurred cost overruns comprised of amounts owed to third-party subcontractors and internal general condition costs of the General Contractor in connection with completing the Project in excess of the guaranteed maximum price payable to the General Contractor under the GMP Contracts, which guaranteed maximum price has been previously adjusted pursuant to accepted change orders. Notwithstanding the GMP Contracts, the General Contractor has generally refused to fund the cost overruns owed to third-party subcontractors, and the Company has funded, and may continue to fund, subcontractor cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. Accordingly, in periods prior to 2019, the Company accrued $69.3 million relating primarily to cost overruns that it estimated were probable of being funded to third-party subcontractors under its development cost guarantees to the joint ventures. As of June 30, 2019 and December 31, 2018, the Company's accrual was $34.8 million and $67.3 million, respectively (including, in each case, estimated retainage of approximately $24 million payable to subcontractors), which accruals are included in other liabilities in the accompanying consolidated balance sheets and are reflective of amounts cumulatively funded by the Company as of those dates. The Company is accounting for the development of the Project on a variable basis as a percentage of costs incurred under the development contract. The Company recognized a loss of $60.0 million and $61.8 million for the three and six months ended June 30, 2018, respectively, in development service fee income, net of development service fee expense and other related expenses. There was no loss or gain recognized related to the Project during the three and six months ended June 30, 2019. The Company intends to pursue all remedies to recover from the General Contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations.
In addition to the costs to comply with the Company's obligations under its development cost guarantee, other claims related to the development of the Project have been asserted by the General Contractor and certain subcontractors. Should disputes with respect to these asserted claims proceed, the Company expects that it would assert claims against the General Contractor, both with respect to the claims as to which the above-described accrual has been made, as well as with respect to the additional claims described in this paragraph. There can be no assurances that amounts incurred, including as a result of such claims, will not exceed the above estimates. The Company is not able to reasonably estimate the amount of additional costs, if any, that it may incur as a result of such claims, and accordingly any potential exposure of the Company for such claims is not included within the accrual described above. Similarly, the Company is not able to reasonably estimate the amount, if any, that the Company may recover with respect to any claims it may assert against the General Contractor. If the Company were to incur additional expenses in connection with its development cost guarantee or in connection with such claims, such amounts would be accrued when they are determined to be probable of being incurred and are reasonably estimable, and could be material to the Company's results of operations in future periods. If the Company were to subsequently recover any of the cost overruns initially funded by the Company, whether pursuant to any such claims asserted by the Company or otherwise, such recoveries would be recorded when and if realized in future periods.
Properties in Operation
The composition of the Company’s Properties in Operation as of June 30, 2019 and 2018 was as follows (square feet in thousands):

	Rental Revenue Per Square Foot(1)		Total Square Feet Occupied		Percent Occupied
	June 30		June 30		June 30
	2019	2018	2019	2018	2019	2018
Wholly Owned Properties in Operation:	$7.21	$6.96	87,896	82,418	94.8%	96.9%
JV Properties in Operation: (2)	$6.69	$6.25	11,118	10,752	98.2%	97.6%
Properties in Operation:	$7.15	$6.88	99,014	93,170	95.2%	97.0%

Non-Core Properties	$45.98	$38.87	4,735	6,579	97.3%	96.6%

(1) Rental revenue represents the GAAP rent including variable payments per square foot at June 30, 2019 or 2018 for tenants in occupancy.
(2) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 66 and 65 properties as of June 30, 2019 and 2018, respectively.

The table below details the vacancy activity during the six months ended June 30, 2019:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2019	3,782,667	157,584	3,940,251
Acquisition vacant space	176,000	—	176,000
Completed development vacant space	437,505	—	437,505
Disposition vacant space	—	—	—
Expirations	13,904,460	2,442,533	16,346,993
Property structural changes/other	—	—	—
Leasing activity(1)	(13,434,491)	(2,300,301)	(15,734,792)
Non-Core Activity	(23,709)	(18,179)	(41,888)
Vacancy at June 30, 2019	4,842,432	281,637	5,124,069

Capital expenditures - turnover costs per square foot (2)	$2.28	$2.60	$2.33

(1)
Total leasing activity year to date is 14.6 million square feet for the Wholly Owned properties in Operation, 2.3 million square feet for the JV Properties in Operation and 16.9 million square feet for the total Properties in Operation. Total leasing activity on Properties in Operation includes leases on development and redevelopment properties.

(2)	Capital expenditures - turnover costs include tenant improvement and lease transaction costs.

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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, collectibility of receivables, impairment charges - real estate assets, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the six months ended June 30, 2019, there were no material changes to these policies except for the adoption of Accounting Standards Codification Topic 842 - Leases (see Note 1 to the Company's financial statements).
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2019 with the results of operations of the Company for the three and six months ended June 30, 2018. As a result of the varying levels of development, acquisition and disposition activities the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Industrial Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2019 to Three and Six Months Ended June 30, 2018
Rental Revenue
Rental revenue was $160.4 million for the three months ended June 30, 2019 compared to $146.1 million for the same period in 2018. This increase of $14.3 million was primarily due to rental revenue related to acquisitions and completed development.
Rental revenue was $316.7 million for the six months ended June 30, 2019 compared to $291.5 million for the same period in 2018. This increase of $25.2 million was primarily due to increased rental revenue related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since January 1, 2018.
Rental Property Expense
Rental property expense was $14.1 million for the three months ended June 30, 2019 compared to $13.2 million for the same period in 2018. This increase was primarily due to rental property expense related to acquisitions and completed development.
Rental property expense was $27.8 million for the six months ended June 30, 2019 compared to $26.5 million for the same period in 2018. This increase was primarily due to rental property expense related to acquisitions and completed development.
Real Estate Taxes
Real estate taxes were $23.5 million for the three months ended June 30, 2019 compared to $21.8 million for the same period in 2018. This increase was primarily due to real estate taxes associated with acquisitions and completed development properties.

Real estate taxes were $45.9 million for the six months ended June 30, 2019 compared to $43.3 million for the same period in 2018. This increase was primarily due to real estate taxes associated with acquired properties and completed development.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of NOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to NOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Six Months Ended		Percentage Increase (Decrease)
	June 30				June 30
	2019	2018			2019	2018
Carolinas/Richmond	$14,836	$13,930	6.5%		$29,281	$27,820	5.3%
Chicago/Minneapolis	10,831	9,700	11.7%	(1)	21,144	19,313	9.5%
Cincinnati/Columbus/Indianapolis	3,052	3,040	0.4%		5,819	6,277	(7.3%)
Dallas	3,731	2,888	29.2%	(2)	7,268	5,353	35.8%	(2)
Florida	10,752	10,528	2.1%		22,161	21,096	5.0%
Houston	9,394	8,756	7.3%		18,193	18,066	0.7%
Lehigh/Central PA	28,278	27,576	2.5%		56,818	54,604	4.1%
Philadelphia	8,694	7,921	9.8%		17,219	16,826	2.3%
Southern California	7,248	5,765	25.7%	(2)	14,680	10,848	35.3%	(2)
United Kingdom	4,942	2,311	113.8%	(2)	8,237	5,495	49.9%	(2)
Other	15,176	21,267	(28.6%)	(3)	29,495	43,559	(32.3%)	(3)
Total NOI	$116,934	$113,682	2.9%		$230,315	$229,257	0.5%

(1)	The increase was primarily due to an increase in average occupancy.

(2)	The increase was primarily due to an increase in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in average gross investment in operating real estate.
Industrial Same Store
Property level operating income, exclusive of termination fees, for the Industrial Same Store properties is identified in the table below.
The Industrial Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Average occupancy %	95.3%	98.3%	95.7%	98.0%
Average rental rate - rental revenue (1)	$7.07	$6.91	$7.03	$6.85

(1)	Rental revenue represents the GAAP rent including variable payments per square foot at June 30, 2019 or 2018 for tenants in occupancy.

Management generally considers the performance of the Industrial Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Industrial Same Store property level operating income and Industrial Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Industrial Same Store properties include industrial operating properties that had reached stabilization as of January 1, 2018 (i.e., properties owned and stabilized in both the current and prior year), and exclude industrial properties held for redevelopment or that had been sold as of the end of the current quarter. As of June 30, 2019, there were 452 Industrial Same Store properties totaling 82.6 million square feet.
Set forth below is a schedule comparing the property level operating income, on a GAAP basis and on a cash basis, for the Industrial Same Store properties for the three and six months ended June 30, 2019 and 2018. Industrial Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Industrial Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), U.S. GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Industrial Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Reconciliation of non-GAAP financial measure – Industrial Same Store:
Net income	$102,335	$20,890	$158,084	$164,615
Discontinued operations	(48,239)	(12,712)	(63,766)	(115,220)
Equity in earnings of unconsolidated joint ventures	(2,181)	(7,428)	(9,190)	(14,192)
Income taxes	(261)	911	571	1,440
Gain on property dispositions	(5,462)	(48,584)	(5,957)	(52,742)
Interest expense	25,406	21,454	50,903	42,944
Interest and other income	(7,998)	(2,700)	(11,256)	(5,220)
Impairment charges - real estate assets	—	26,000	99	26,000
Development service fee expense	847	79,808	1,680	107,875
Depreciation and amortization expense	43,032	40,076	86,430	79,582
Other operating expense	3,256	1,577	5,524	4,079
Leasing expense	3,318	2,767	6,526	5,579
General and administrative expense	9,693	8,832	25,298	23,159
Development service fee income	(978)	(19,824)	(1,842)	(46,176)
Termination fees	(208)	(512)	(505)	(1,627)
Non-same store properties NOI	(14,095)	(2,339)	(25,497)	(5,094)
Industrial Same Store property level operating income	108,465	108,216	217,102	215,002
Less straight line rent adjustment	1,132	3,936	2,915	8,577
Industrial Same Store cash basis property level operating income	$107,333	$104,280	$214,187	$206,425

Industrial Same Store:
Rental revenue	$140,283	$140,044	$280,627	$279,050
Operating expenses:
Rental property expense	(12,625)	(12,229)	(25,264)	(24,864)
Real estate taxes	(19,193)	(19,599)	(38,261)	(39,184)
Industrial Same Store property level operating income	108,465	108,216	217,102	215,002
Less straight line rent adjustment	1,132	3,936	2,915	8,577
Industrial Same Store cash basis property level operating income	$107,333	$104,280	$214,187	$206,425

Development Service Fee Income and Expense
Development Service fee activity changed to an aggregate net profit of $131,000 and $162,000 for the three and six months ended June 30, 2019, respectively, compared to an aggregate net loss of $60.0 million and $61.7 million for the three and six months ended June 30, 2018. The change was primarily due to a net loss on development service fee income and expense in the Company's Philadelphia reportable segment during the three and six months ended June 30, 2018. See Note 13 to the Company's financial statements.

General and Administrative
General and administrative expenses increased to $9.7 million for the three months ended June 30, 2019 compared to $8.8 million for the three months ended June 30, 2018 and increased to $25.3 million for the six months ended June 30, 2019 compared to $23.2 million for the six months ended June 30, 2018. The increase between the three month periods was primarily due to annual compensation adjustments and increases in legal fees in 2019. The increase between the six month periods was primarily due to annual compensation adjustments and increases in accounting, consulting and legal fees in 2019, offset by a reduction in incentive compensation.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.
Leasing Expense
Leasing expense increased to $3.3 million for the three months ended June 30, 2019 compared to $2.8 million for the three months ended June 30, 2018 and increased to $6.5 million for six months ended June 30, 2019 compared to $5.6 million for six months ended June 30, 2018. These increases were primarily due to legal expenses related to leasing, which are now required to be expensed under the new lease accounting standard. During the three and six months ended June 30, 2018, these costs were capitalized.
Other Operating Expense
Other operating expenses increased to $3.3 million for the three months ended June 30, 2019 compared to $1.6 million for the three months ended June 30, 2018 and increased to $5.5 million for six months ended June 30, 2019 compared to $4.1 million for six months ended June 30, 2018. These increases were primarily due to an increase in severance costs.
Depreciation and Amortization
Depreciation and amortization increased to $43.0 million for the three months ended June 30, 2019 from $40.1 million for the three months ended June 30, 2018 and increased to $86.4 million for the six months ended June 30, 2019 compared to $79.6 million for the six months ended June 30, 2018. These increases were primarily due to increased depreciation and amortization related to acquisitions and completed development since January 1, 2018.
Interest Expense
Interest expense increased to $25.4 million for the three months ended June 30, 2019 from $21.5 million for the three months ended June 30, 2018. This increase was primarily due to an increase in average debt outstanding, which increased to $3,123.3 million for the three months ended June 30, 2019 compared to $2,897.2 million for the three months ended June 30, 2018. The increase was also due to an increase in the weighted average interest rate, which was 3.9% for the three months ended June 30, 2019 compared to 3.8% for the three months ended June 30, 2018. Interest expense was also partially offset by an increase in capitalization of interest, which increased by $0.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Interest expense increased to $50.9 million for the six months ended June 30, 2019 from $42.9 million for the six months ended June 30, 2018. This increase was primarily due to an increase in average debt outstanding, which increased to $3,122.3 million for the six months ended June 30, 2019 compared to $2,894.9 million for the six months ended June 30, 2018. The increase was also due to an increase in the weighted average interest rate, which was 3.9% for the six months ended June 30, 2019 compared to 3.8% for the six months ended June 30, 2018. Interest expense was also partially offset by an increase in capitalization of interest, which increased by $1.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Interest and Other Income
Interest and other income increased to $8.0 million for the three months ended June 30, 2019 compared to $2.7 million for the three months ended June 30, 2018 and increased to $11.3 million for the six months ended June 30, 2019 compared to $5.2 million for the six months ended June 30, 2018. These increases were primarily related to insurance proceeds recognized in income for the three and six months ended June 30, 2019.
Impairment charges - real estate assets
Impairment charges in continuing operations for the six months ended June 30, 2019 were $99,000. There were no impairment charges in continuing operations for the three months ended June 30, 2019. Impairment charges for the three and six months ended June 30, 2018 equaled $26.0 million and were related to the Camden Waterfront project in 2018. See Note 7 to the Company's financial statements.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased to $2.2 million for the three months ended June 30, 2019 compared to $7.4 million for the three months ended June 30, 2018 and decreased to $9.2 million for the six months ended June 30, 2019 compared to $14.2 million for the six months ended June 30, 2018. These decreases were primarily related to the Company's share of an impairment charge of $4.1 million related to a building held for sale and owned by a joint venture located in the Company's DC reportable segment and decreases in recognized gains on the sale of land leasehold interests in the Company's United Kingdom reportable segment. See Note 13 to the Company's financial statements.
Other
Gain on property dispositions decreased to $5.5 million for the three months ended June 30, 2019 compared to $48.6 million for the three months ended June 30, 2018 and decreased to $6.0 million for the six months ended June 30, 2019 compared to $52.7 million for the six months ended June 30, 2018. These changes resulted from the composition of sales included in continuing operations in 2019 as compared to 2018.
Income Tax
Income taxes changed to income of $0.3 million for the three months ended June 30, 2019 compared to income tax expense of $0.9 million for the three months ended June 30, 2018 and to income tax expense of $0.6 million for the six months ended June 30, 2019 compared to $1.4 million for the six months ended June 30, 2018. These changes resulted from refunds during 2019 in income taxes related to the United Kingdom reportable segment.
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Rental revenue	$11,318	$23,085	$25,095	$49,702
Operating expenses	(3,452)	(5,253)	(7,787)	(11,952)
Depreciation and amortization	(62)	(3,073)	(2,129)	(8,472)
Loss on debt extinguishment	(7,618)	—	(7,618)	—
Interest expense	(466)	(1,748)	(1,174)	(3,717)
Impairment charges - real estate assets	(4,018)	—	(14,292)	—
Interest and other income (expense)	(39)	(29)	(60)	(58)
Income taxes	(261)	(30)	(293)	(55)
Gain (loss) on property dispositions	52,837	(240)	72,024	89,772
Income from discontinued operations	$48,239	$12,712	$63,766	$115,220
Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. To the extent that a property is sold, or completed and stabilized, during a period, it will only impact the results of such period prior to being sold or completed and stabilized, as the case may be. There were four properties classified as discontinued operations and sold during the three months ended June 30, 2019 and eight properties classified as discontinued operations sold during the six months ended June 30, 2019. In addition, during the three months ended June 30, 2019 the Company used the proceeds from the sale of a building in the Philadelphia reportable segment to repay a mortgage loan on the property and recognized a loss of $7.6 million on early extinguishment of debt. The Company also recognized an impairment loss related to an office building held for sale in the Company's DC Metro segment.
As a result of the foregoing factors, the Company’s net income increased to $102.3 million for the three months ended June 30, 2019 from $20.9 million for the three months ended June 30, 2018 and decreased to $158.1 million for the six months ended June 30, 2019 from $164.6 million for the six months ended June 30, 2018.

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

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are related to the Company's Credit Facilities (defined below). As of June 30, 2019, the Company was in compliance with all financial covenants.
Activity
As of June 30, 2019, the Company had cash and cash equivalents of $38.4 million, including $17.4 million in restricted cash.
Net cash provided by operating activities decreased to $112.4 million for the six months ended June 30, 2019 from $198.6 million for the six months ended June 30, 2018. This $86.2 million decrease was due to net cash received on contractual receivables due from home builders relating to land sales in the UK in 2018, and payments in 2019 related to cost overruns on the Comcast Technology Center. See Note 13 to the Company's consolidated financial statements. Net cash provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures - property improvements and turnover costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities decreased to $7.9 million for the six months ended June 30, 2019 from $67.0 million for the six months ended June 30, 2018. This $59.1 million decrease was primarily due to funding of the Comcast Technology Center joint ventures for completion of the development of the office portion of property during 2018 and relative acquisition and disposition activity for the comparative quarters.
Net cash used in financing activities increased to $163.4 million for the six months ended June 30, 2019 from $116.5 million for the six months ended June 30, 2018. This $46.9 million increase was primarily due to debt activity associated with the investment activity during the respective periods. In January 2019, the Company issued $350 million of 4.375% senior unsecured notes due 2029. A substantial portion of the proceeds from this financing were used to repay the Company's credit facilities with the exception of the DDTL (as defined below). The remainder was held in cash. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.
The Company has a $900 million unsecured credit facility (the "Credit Facility") which includes a revolving credit facility for borrowings up to $800 million and a delayed draw term loan facility (the "DDTL") aggregating up to $100 million. It matures in October 2021 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the facility bear interest at LIBOR plus 87.5 basis points for revolving loans and 95 basis points for delayed draw term loans. There is also a 15 basis point annual facility fee on the aggregate loan commitments of the revolving credit facility. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the revolving credit facility. As of June 30, 2019, the Company had no outstanding borrowings and $8.3 million of letters of credit issued under the revolving credit facility, and $100 million in outstanding borrowings under the DDTL.

The Company also has a $30 million unsecured working capital revolving credit facility ("WCL", together the "Credit Facilities") on terms substantially consistent with the Credit Facility discussed above. As of June 30, 2019, the Company had no outstanding borrowings under the WCL.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2019, the Company’s debt to gross assets ratio was 38.9% and for the six months ended June 30, 2019, the fixed charge coverage ratio was 3.7x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facilities divided by total assets plus accumulated depreciation (including accumulated depreciation in properties held for sale). The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments) all inclusive of operations included in discontinued operations.
As of June 30, 2019, $350.7 million in mortgage loans (including $65.7 million fixed via a swap arrangement - see Note 14 to the Company's financial statements) and $2.7 billion in unsecured notes were outstanding with a weighted average interest rate of 3.9%. The interest rates on $3.0 billion of mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 2.6% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.1 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facilities and the related weighted average interest rates as of June 30, 2019 are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facilities	Total	Rate
2019	$2,313	$46,922	$—	$—	$49,235	4.0%
2020	1,673	67,361	350,000	—	419,034	4.7%
2021	545	65,009	—	100,000	165,554	3.6%
2022	116	—	400,000	—	400,116	4.1%
2023	123	—	300,000	—	300,123	3.4%
2024	130	—	450,000	—	450,130	4.4%
2025	138	—	400,000	—	400,138	3.8%
2026	—	1,946	400,000	—	401,946	3.3%
2027	—	—	—	—	—	—%
2028 and thereafter	—	164,400	350,000	—	514,400	3.8%
Subtotal	5,038	345,638	2,650,000	100,000	3,100,676	3.9%
Reconciling items (1)	817	—	(17,119)	—	(16,302)
Total for consolidated balance sheet	$5,855	$345,638	$2,632,881	$100,000	$3,084,374

(1)	Includes deferred financing costs, premium/discount and market adjustments.

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
The Company's latest quarterly dividend (paid in July 2019) was $0.41 per share ($1.64 per share annualized). Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
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
A reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$99,769	$19,614	$154,100	$159,795
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,026	3,236	6,158	6,438
Depreciation and amortization	42,704	42,682	87,737	87,172
Loss on property dispositions / impairment - depreciable real estate assets of unconsolidated joint ventures	4,098	—	4,098	—
Loss (gain) on property dispositions / impairment - depreciable real estate assets continuing operations	13	(48,614)	(35)	(51,210)
(Gain) loss on property dispositions / impairment - depreciable real estate assets discontinued operations	(48,383)	238	(57,296)	(89,811)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - depreciable real estate assets	(34)	57	(944)	1,103
NAREIT FFO available to common shareholders – basic	$101,193	$17,213	$193,818	$113,487
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment charges - depreciable real estate assets	34	(57)	944	(1,103)
Noncontrolling interest less preferred unit distributions	2,359	467	3,649	3,806
NAREIT FFO available to common shareholders – diluted	$103,586	$17,623	$198,411	$116,190
Basic NAREIT FFO available to common shareholders per weighted average share	$0.68	$0.12	$1.31	$0.77
Diluted NAREIT FFO available to common shareholders per weighted average share	$0.68	$0.12	$1.30	$0.77
Reconciliation of weighted average shares:
Weighted average common shares	147,805	147,274	147,706	147,184
Dilutive shares for long term compensation plans	863	1,059	900	920
Diluted shares for net income	148,668	148,333	148,606	148,104
Weighted average common units	3,514	3,520	3,517	3,520
Diluted shares for NAREIT FFO	152,182	151,853	152,123	151,624

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

Subsequent to June 30, 2019, the Trust completed implementation of the first phase of a new enterprise resource planning (ERP) system, which is designed to replace or enhance certain internal financial and operating systems. In connection with the ERP implementation, subsequent to June 30, 2019, we updated the processes and controls that comprise our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

Subsequent to June 30, 2019, the Operating Partnership completed implementation of the first phase of a new enterprise resource planning (ERP) system, which is designed to replace or enhance certain internal financial and operating systems. In connection with the ERP implementation, subsequent to June 30, 2019, we updated the processes and controls that comprise our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of June 30, 2019.

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
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 2, 2019
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	August 2, 2019
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	August 2, 2019
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	August 2, 2019
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)