Form 10-Q
period 2019-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2019-11-06
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 4, 2019 157,771,589 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Liberty Property Trust and Liberty Property Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the “Trust” mean Liberty Property Trust and its consolidated subsidiaries, and references to the “Operating Partnership” mean Liberty Property Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “our” and “us” mean the Trust and the Operating Partnership, collectively.

The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership, a Pennsylvania limited partnership.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.8% of the common equity of the Operating Partnership at September 30, 2019. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust's common shares of beneficial interest, $0.001 par value per share (the “Common Shares”).

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

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2019

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets of Liberty Property Trust at September 30, 2019 and December 31, 2018	5

	Consolidated statements of comprehensive income of Liberty Property Trust for the three months ended September 30, 2019 and September 30, 2018	6

	Consolidated statements of comprehensive income of Liberty Property Trust for the nine months ended September 30, 2019 and September 30, 2018	7

	Consolidated statements of equity of Liberty Property Trust for the three months ended September 30, 2019 and September 30, 2018	8

	Consolidated statements of equity of Liberty Property Trust for the nine months ended September 30, 2019 and September 30, 2018	9

	Consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2019 and September 30, 2018	10

	Consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2019 and December 31, 2018	11

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the three months ended September 30, 2019 and September 30, 2018	12

	Consolidated statements of comprehensive income of Liberty Property Limited Partnership for the nine months ended September 30, 2019 and September 30, 2018	13

	Consolidated statements of owners' equity of Liberty Property Limited Partnership for the three months ended September 30, 2019 and September 30, 2018	14

	Consolidated statements of owners' equity of Liberty Property Limited Partnership for the nine months ended September 30, 2019 and September 30, 2018	15

	Consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2019 and September 30, 2018	16

	Notes to consolidated financial statements of the Company	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	50

PART II.	OTHER INFORMATION	52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	56

Index		Page

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

Signatures for Liberty Property Trust		59

Signatures for Liberty Property Limited Partnership		60

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

	XBRL Taxonomy Extension Calculation Linkbase Document

	XBRL Taxonomy Extension Definition Linkbase Document

	XBRL Extension Labels Linkbase

	XBRL Taxonomy Extension Presentation Linkbase Document

	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except share and unit amounts)

	September 30, 2019	December 31, 2018
ASSETS
Real estate:
Land and land improvements	$1,393,474	$1,236,514
Building and improvements	4,785,171	4,397,049
Less accumulated depreciation	(1,040,249)	(941,299)
Operating real estate	5,138,396	4,692,264
Development in progress	323,790	462,572
Land held for development	303,440	296,244
Net real estate	5,765,626	5,451,080
Cash and cash equivalents	514,882	84,923
Restricted cash	14,006	10,899
Accounts receivable	16,975	14,109
Deferred rent receivable	124,509	111,372
Deferred financing and leasing costs, net of accumulated amortization (September 30, 2019, $192,325; December 31, 2018, $165,553)	162,235	157,823
Investments in and advances to unconsolidated joint ventures	347,880	350,981
Assets held for sale	226,504	502,207
Right of use asset	17,664	—
Prepaid expenses and other assets	148,451	251,000
Total assets	$7,338,732	$6,934,394
LIABILITIES
Mortgage loans, net	$297,326	$395,202
Unsecured notes, net	2,633,941	2,285,698
Credit facilities	100,000	411,846
Accounts payable	54,953	62,943
Accrued interest	36,530	22,309
Dividend and distributions payable	65,921	60,560
Lease liabilities	18,379	—
Other liabilities	204,963	270,396
Liabilities held for sale	15,939	21,131
Total liabilities	3,427,952	3,530,085
Noncontrolling interest - operating partnership - 213,483 and 301,483 preferred units outstanding as of September 30, 2019 and December 31, 2018, respectively	5,337	7,537
EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 283,987,000 shares authorized; 157,755,598 and 147,899,354 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	158	148
Additional paid-in capital	4,145,822	3,691,778
Accumulated other comprehensive loss	(64,496)	(55,243)
Distributions in excess of net income	(238,629)	(306,822)
Total Liberty Property Trust shareholders’ equity	3,842,855	3,329,861
Noncontrolling interest – operating partnership - 3,494,049 and 3,520,205 common units outstanding as of September 30, 2019 and December 31, 2018, respectively	62,308	61,471
Noncontrolling interest – consolidated joint ventures	280	5,440
Total equity	3,905,443	3,396,772
Total liabilities, noncontrolling interest - operating partnership and equity	$7,338,732	$6,934,394

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2019	September 30, 2018
REVENUE
Rental revenue	$162,912	$148,330
Development service fee income	257	12,956
Total revenue	163,169	161,286
EXPENSES
Rental property	12,012	12,871
Real estate taxes	23,001	22,693
General and administrative	10,186	9,807
Leasing expense	3,082	2,610
Other operating expense	3,166	3,169
Interest expense	25,791	23,133
Depreciation and amortization	43,972	41,004
Development service fee expense	168	12,924
Total expenses	121,378	128,211

Interest and other income	2,630	3,474
Gain on property dispositions	15,168	2,002
Equity in earnings of unconsolidated joint ventures	1,776	6,766
Income from continuing operations before income taxes	61,365	45,317
Income taxes	(878)	(444)
Income from continuing operations	60,487	44,873
Discontinued operations (including gain on asset sales, net of impairments, of $37.2 million and $94.9 million for the three months ended September 30, 2019 and 2018, respectively)	42,189	109,198
Net income	102,676	154,071
Noncontrolling interest – operating partnership	(2,309)	(3,696)
Noncontrolling interest – consolidated joint ventures	(3)	(232)
Net income available to common shareholders	$100,364	$150,143

Net income	$102,676	$154,071
Other comprehensive loss - foreign currency translation	(7,056)	(3,015)
Other comprehensive income - derivative instruments	83	6
Other comprehensive loss	(6,973)	(3,009)
Total comprehensive income	95,703	151,062
Less: comprehensive income attributable to noncontrolling interest	(2,463)	(3,858)
Comprehensive income attributable to common shareholders	$93,240	$147,204
Earnings per common share
Basic:
Income from continuing operations	$0.39	$0.30
Income from discontinued operations	0.28	0.72
Income per common share – basic	$0.67	$1.02
Diluted:
Income from continuing operations	$0.39	$0.29
Income from discontinued operations	0.27	0.72
Income per common share – diluted	$0.66	$1.01
Weighted average number of common shares outstanding
Basic	150,140	147,324
Diluted	150,979	148,271
Amounts attributable to common shareholders
Income from continuing operations	$59,091	$43,713
Discontinued operations	41,273	106,430
Net income available to common shareholders	$100,364	$150,143
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2019	September 30, 2018
REVENUE
Rental revenue	$479,644	$439,812
Development service fee income	2,099	59,132
Total revenue	481,743	498,944
EXPENSES
Rental property	39,780	39,340
Real estate taxes	68,862	65,988
General and administrative	35,483	32,747
Leasing expense	9,608	8,189
Other operating expense	8,690	7,467
Interest expense	76,644	66,189
Depreciation and amortization	130,402	120,586
Development service fee expense	1,848	120,799
Impairment charges - real estate assets	99	26,000
Total expenses	371,416	487,305

Interest and other income	13,887	8,737
Gain on property dispositions	21,125	54,705
Equity in earnings of unconsolidated joint ventures	10,966	20,958
Income from continuing operations before income taxes	156,305	96,039
Income taxes	(1,449)	(1,884)
Income from continuing operations	154,856	94,155
Discontinued operations (including gain on asset sales, net of impairments and debt extinguishment loss, of $87.4 million and $184.7 million for the nine months ended September 30, 2019 and 2018, respectively)	105,905	224,531
Net income	260,761	318,686
Noncontrolling interest – operating partnership	(6,126)	(7,738)
Noncontrolling interest – consolidated joint ventures	(170)	(1,010)
Net income available to common shareholders	$254,465	$309,938

Net income	$260,761	$318,686
Other comprehensive loss - foreign currency translation	(7,574)	(9,221)
Other comprehensive (loss) income - derivative instruments	(1,887)	493
Other comprehensive loss	(9,461)	(8,728)
Total comprehensive income	251,300	309,958
Less: comprehensive income attributable to noncontrolling interest	(6,390)	(8,545)
Comprehensive income attributable to common shareholders	$244,910	$301,413
Earnings per common share
Basic:
Income from continuing operations	$1.02	$0.62
Income from discontinued operations	0.69	1.48
Income per common share – basic	$1.71	$2.10
Diluted:
Income from continuing operations	$1.01	$0.61
Income from discontinued operations	0.69	1.48
Income per common share – diluted	$1.70	$2.09
Weighted average number of common shares outstanding
Basic	148,532	147,241
Diluted	149,383	148,160
Amounts attributable to common shareholders
Income from continuing operations	$151,150	$91,051
Discontinued operations	103,315	218,887
Net income available to common shareholders	$254,465	$309,938
See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended September 30, 2019
	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at July 1, 2019	148,258,042	$148	$3,687,085	$(57,674)	$(274,311)	$3,355,248	$61,839	$277	$3,417,364	$5,337
Net proceeds from the issuance of common shares	9,478,556	10	457,108	—	—	457,118	—	—	457,118	—
Net income	—	—	—	—	100,364	100,364	2,226	3	102,593	83
Distributions	—	—	—	—	(64,682)	(64,682)	(1,272)	—	(65,954)	(83)
Share-based compensation net of shares related to tax withholdings	—	—	1,295	—	—	1,295	—	—	1,295	—
Other comprehensive loss - foreign currency translation	—	—	—	(6,903)	—	(6,903)	(153)	—	(7,056)	—
Other comprehensive income - derivative instruments	—	—	—	81	—	81	2	—	83	—
Redemption of noncontrolling interests – common units	19,000	—	334	—	—	334	(334)	—	—	—
Balance at September 30, 2019	157,755,598	$158	$4,145,822	$(64,496)	$(238,629)	$3,842,855	$62,308	$280	$3,905,443	$5,337

	Three Months Ended September 30, 2018
	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at July 1, 2018	147,796,618	$148	$3,686,505	$(43,383)	$(508,386)	$3,134,884	$56,918	$5,423	$3,197,225	$7,537
Net proceeds from the issuance of common shares	15,703	—	728	—	—	728	—	—	728	—
Net income	—	—	—	—	150,143	150,143	3,578	232	153,953	118
Distributions	—	—	—	—	(59,114)	(59,114)	(1,369)	(228)	(60,711)	(118)
Share-based compensation net of shares related to tax withholdings	—	—	1,398	—	—	1,398	—	—	1,398	—
Other comprehensive loss - foreign currency translation	—	—	—	(2,945)	—	(2,945)	(70)	—	(3,015)	—
Other comprehensive income - derivative instruments	—	—	—	6	—	6	—	—	6	—
Balance at September 30, 2018	147,812,321	$148	$3,688,631	$(46,322)	$(417,357)	$3,225,100	$59,057	$5,427	$3,289,584	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended September 30, 2019
	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2019	147,899,354	$148	$3,691,778	$(55,243)	$(306,822)	$3,329,861	$61,471	$5,440	$3,396,772	$7,537
Net proceeds from the issuance of common shares	9,830,088	10	462,107	—	—	462,117	—	—	462,117	—
Net income	—	—	—	—	254,465	254,465	5,875	170	260,510	251
Distributions	—	—	—	—	(186,272)	(186,272)	(4,371)	(167)	(190,810)	(251)
Share-based compensation net of shares related to tax withholdings	—	—	4,828	—	—	4,828	—	—	4,828	—
Other comprehensive loss - foreign currency translation	—	—	—	(7,410)	—	(7,410)	(164)	—	(7,574)	—
Other comprehensive loss - derivative instruments	—	—	—	(1,843)	—	(1,843)	(44)	—	(1,887)	—
Acquisition of noncontrolling interest	—	—	(13,350)	—	—	(13,350)	—	(5,163)	(18,513)	—
Redemption of noncontrolling interests – common units	26,156	—	459	—	—	459	(459)	—	—	—
Redemption of noncontrolling interest - preferred units	—	—	—	—	—	—	—	—	—	(2,200)
Balance at September 30, 2019	157,755,598	$158	$4,145,822	$(64,496)	$(238,629)	$3,842,855	$62,308	$280	$3,905,443	$5,337

	Nine Months Ended September 30, 2018
	NUMBER OF COMMON SHARES	COMMON SHARES OF BENEFICIAL INTEREST	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DISTRIBUTIONS IN EXCESS OF NET INCOME	TOTAL LIBERTY PROPERTY TRUST SHAREHOLDERS’ EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP	NONCONTROLLING INTEREST - CONSOLIDATED JOINT VENTURES	TOTAL EQUITY	NONCONTROLLING INTEREST - OPERATING PARTNERSHIP (MEZZANINE)
Balance at January 1, 2018	147,450,691	$147	$3,674,978	$(37,797)	$(549,970)	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Net proceeds from the issuance of common shares	361,630	1	5,254	—	—	5,255	—	—	5,255	—
Net income	—	—	—	—	309,938	309,938	7,384	1,010	318,332	354
Distributions	—	—	—	—	(177,325)	(177,325)	(4,283)	(432)	(182,040)	(354)
Share-based compensation net of shares related to tax withholdings	—	—	8,399	—	—	8,399	—	—	8,399	—
Other comprehensive loss - foreign currency translation	—	—	—	(9,007)	—	(9,007)	(214)	—	(9,221)	—
Other comprehensive income - derivative instruments	—	—	—	482	—	482	11	—	493	—
Balance at September 30, 2018	147,812,321	$148	$3,688,631	$(46,322)	$(417,357)	$3,225,100	$59,057	$5,427	$3,289,584	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net income	$260,761	$318,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,511	132,276
Amortization of deferred financing costs	3,498	2,876
Expensed pursuit costs	864	1,675
Impairment charges - real estate assets	21,581	26,000
Loss on debt extinguishment	7,618	—
Equity in earnings of unconsolidated joint ventures	(10,966)	(20,958)
Distributions from unconsolidated joint ventures	1,500	—
Gain on property dispositions	(137,577)	(239,394)
Share-based compensation	12,405	12,310
Development service fee accrual	—	61,705
Other	(8,875)	(3,612)
Changes in operating assets and liabilities:
Accounts receivable	(3,069)	(1,543)
Deferred rent receivable	(14,366)	(14,782)
Prepaid expenses and other assets	2,102	29,981
Accounts payable	(4,729)	(6,435)
Accrued interest	14,221	13,695
Other liabilities	(50,874)	(16,035)
Net cash provided by operating activities	226,605	296,445
INVESTING ACTIVITIES
Investment in properties – acquisitions	(208,786)	(293,049)
Investment in properties – other	(31,856)	(34,331)
Investments in and advances to unconsolidated joint ventures	(8,567)	(79,036)
Distributions from unconsolidated joint ventures	20,739	30,055
Net proceeds from disposition of properties/land	412,474	574,542
Investment in development in progress	(165,820)	(165,197)
Investment in land held for development	(60,573)	(171,221)
Payment of deferred leasing costs	(25,173)	(18,452)
Release (deposit) of escrows and other	90,660	(128,910)
Net cash provided by (used in) investing activities	23,098	(285,599)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	462,117	5,255
Share repurchases, including shares related to tax withholdings	(8,847)	(4,638)
Redemption of preferred units	(2,200)	—
Proceeds from unsecured notes	349,097	—
Repayments of mortgage loans including prepayment penalty	(98,467)	(31,954)
Proceeds from credit facility	250,130	1,187,357
Repayments on credit facility	(561,976)	(975,456)
Payment of deferred financing costs	(2,789)	(15)
Acquisition of noncontrolling interests	(18,513)	—
Distribution paid on common shares	(180,735)	(177,210)
Distribution to partners/noncontrolling interests	(4,960)	(5,130)
Net cash provided by (used in) financing activities	182,857	(1,791)
Net increase in cash, cash equivalents and restricted cash	432,560	9,055
Increase (decrease) in cash, cash equivalents and restricted cash related to foreign currency translation	506	(3,599)
Cash, cash equivalents and restricted cash at beginning of period	95,822	25,685
Cash, cash equivalents and restricted cash at end of period	$528,888	$31,141
See accompanying notes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except unit amounts)

	September 30, 2019	December 31, 2018
ASSETS
Real estate:
Land and land improvements	$1,393,474	$1,236,514
Building and improvements	4,785,171	4,397,049
Less accumulated depreciation	(1,040,249)	(941,299)
Operating real estate	5,138,396	4,692,264
Development in progress	323,790	462,572
Land held for development	303,440	296,244
Net real estate	5,765,626	5,451,080
Cash and cash equivalents	514,882	84,923
Restricted cash	14,006	10,899
Accounts receivable	16,975	14,109
Deferred rent receivable	124,509	111,372
Deferred financing and leasing costs, net of accumulated amortization (September 30, 2019, $192,325; December 31, 2018, $165,553)	162,235	157,823
Investments in and advances to unconsolidated joint ventures	347,880	350,981
Assets held for sale	226,504	502,207
Right of use asset	17,664	—
Prepaid expenses and other assets	148,451	251,000
Total assets	$7,338,732	$6,934,394
LIABILITIES
Mortgage loans, net	$297,326	$395,202
Unsecured notes, net	2,633,941	2,285,698
Credit facilities	100,000	411,846
Accounts payable	54,953	62,943
Accrued interest	36,530	22,309
Distributions payable	65,921	60,560
Lease liabilities	18,379	—
Other liabilities	204,963	270,396
Liabilities held for sale	15,939	21,131
Total liabilities	3,427,952	3,530,085
Limited partners’ equity - 213,483 and 301,483 preferred units outstanding as of September 30, 2019 and December 31, 2018, respectively	5,337	7,537
OWNERS’ EQUITY
General partner’s equity - 157,755,598 and 147,899,354 common units outstanding as of September 30, 2019 and December 31, 2018, respectively	3,842,855	3,329,861
Limited partners’ equity – 3,494,049 and 3,520,205 common units outstanding as of September 30, 2019 and December 31, 2018, respectively	62,308	61,471
Noncontrolling interest – consolidated joint ventures	280	5,440
Total owners’ equity	3,905,443	3,396,772
Total liabilities, limited partners’ equity and owners’ equity	$7,338,732	$6,934,394

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2019	September 30, 2018
REVENUE
Rental revenue	$162,912	$148,330
Development service fee income	257	12,956
Total revenue	163,169	161,286
EXPENSES
Rental property	12,012	12,871
Real estate taxes	23,001	22,693
General and administrative	10,186	9,807
Leasing expense	3,082	2,610
Other operating expense	3,166	3,169
Interest expense	25,791	23,133
Depreciation and amortization	43,972	41,004
Development service fee expense	168	12,924
Total expenses	121,378	128,211

Interest and other income	2,630	3,474
Gain on property dispositions	15,168	2,002
Equity in earnings of unconsolidated joint ventures	1,776	6,766
Income from continuing operations before income taxes	61,365	45,317
Income taxes	(878)	(444)
Income from continuing operations	60,487	44,873
Discontinued operations (including gain on asset sales, net of impairments, of $37.2 million and $94.9 million for the three months ended September 30, 2019 and 2018, respectively)	42,189	109,198
Net income	102,676	154,071
Noncontrolling interest – consolidated joint ventures	(3)	(232)
Preferred unit distributions	(83)	(118)
Net income available to common unitholders	$102,590	$153,721
Net income	$102,676	$154,071
Other comprehensive loss - foreign currency translation	(7,056)	(3,015)
Other comprehensive income - derivative instruments	83	6
Other comprehensive loss	(6,973)	(3,009)
Total comprehensive income	$95,703	$151,062
Earnings per common unit
Basic:
Income from continuing operations	$0.39	$0.30
Income from discontinued operations	0.28	0.72
Income per common unit - basic	$0.67	$1.02
Diluted:
Income from continuing operations	$0.39	$0.29
Income from discontinued operations	0.27	0.72
Income per common unit - diluted	$0.66	$1.01
Weighted average number of common units outstanding
Basic	153,646	150,844
Diluted	154,485	151,791
Net income allocated to general partners	$100,364	$150,143
Net income allocated to limited partners	$2,309	$3,696
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2019	September 30, 2018
REVENUE
Rental revenue	$479,644	$439,812
Development service fee income	2,099	59,132
Total revenue	481,743	498,944
EXPENSES
Rental property	39,780	39,340
Real estate taxes	68,862	65,988
General and administrative	35,483	32,747
Leasing expense	9,608	8,189
Other operating expense	8,690	7,467
Interest expense	76,644	66,189
Depreciation and amortization	130,402	120,586
Development service fee expense	1,848	120,799
Impairment charges - real estate assets	99	26,000
Total expenses	371,416	487,305

Interest and other income	13,887	8,737
Gain on property dispositions	21,125	54,705
Equity in earnings of unconsolidated joint ventures	10,966	20,958
Income from continuing operations before income taxes	156,305	96,039
Income taxes	(1,449)	(1,884)
Income from continuing operations	154,856	94,155
Discontinued operations (including gain on asset sales, net of impairments and debt extinguishment loss, of $87.4 million and $184.7 million for the nine months ended September 30, 2019 and 2018, respectively)	105,905	224,531
Net income	260,761	318,686
Noncontrolling interest – consolidated joint ventures	(170)	(1,010)
Preferred unit distributions	(251)	(354)
Income available to common unitholders	$260,340	$317,322
Net income	$260,761	$318,686
Other comprehensive loss - foreign currency translation	(7,574)	(9,221)
Other comprehensive (loss) income - derivative instruments	(1,887)	493
Other comprehensive loss	(9,461)	(8,728)
Total comprehensive income	$251,300	$309,958
Earnings per common unit
Basic:
Income from continuing operations	$1.02	$0.62
Income from discontinued operations	0.69	1.48
Income per common unit - basic	$1.71	$2.10
Diluted:
Income from continuing operations	$1.01	$0.61
Income from discontinued operations	0.69	1.48
Income per common unit - diluted	$1.70	$2.09
Weighted average number of common units outstanding
Basic	152,045	150,761
Diluted	152,896	151,680
Net income allocated to general partners	$254,465	$309,938
Net income allocated to limited partners	$6,126	$7,738
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended September 30, 2019
	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at July 1, 2019	148,258,042	3,513,049	$3,355,248	$61,839	$277	$3,417,364	$5,337
Contributions from partners	9,478,556	—	458,413	—	—	458,413	—
Distributions to partners	—	—	(64,682)	(1,272)	—	(65,954)	(83)
Other comprehensive loss - foreign currency translation	—	—	(6,903)	(153)	—	(7,056)	—
Other comprehensive income - derivative instruments	—	—	81	2	—	83	—
Net income	—	—	100,364	2,226	3	102,593	83
Redemption of limited partners common units for common shares	19,000	(19,000)	334	(334)	—	—	—
Balance at September 30, 2019	157,755,598	3,494,049	$3,842,855	$62,308	$280	$3,905,443	$5,337

	Three Months Ended September 30, 2018
	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at July 1, 2018	147,796,618	3,520,205	$3,134,884	$56,918	$5,423	$3,197,225	$7,537
Contributions from partners	15,703	—	2,126	—	—	2,126	—
Distributions to partners	—	—	(59,114)	(1,369)	(228)	(60,711)	(118)
Other comprehensive loss - foreign currency translation	—	—	(2,945)	(70)	—	(3,015)	—
Other comprehensive income - derivative instruments	—	—	6	—	—	6	—
Net income	—	—	150,143	3,578	232	153,953	118
Balance at September 30, 2018	147,812,321	3,520,205	$3,225,100	$59,057	$5,427	$3,289,584	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended September 30, 2019
	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2019	147,899,354	3,520,205	$3,329,861	$61,471	$5,440	$3,396,772	$7,537
Contributions from partners	9,830,088	—	466,945	—	—	466,945	—
Distributions to partners	—	—	(186,271)	(4,371)	(167)	(190,809)	(251)
Other comprehensive loss - foreign currency translation	—	—	(7,410)	(164)	—	(7,574)	—
Other comprehensive loss - derivative instruments	—	—	(1,843)	(44)	—	(1,887)	—
Net income	—	—	254,464	5,875	170	260,509	251
Redemption of limited partners common units for common shares	26,156	(26,156)	459	(459)	—	—	—
Acquisition of noncontrolling interest	—	—	(13,350)	—	(5,163)	(18,513)	—
Redemption of noncontrolling interest preferred units	—	—	—	—	—	—	(2,200)
Balance at September 30, 2019	157,755,598	3,494,049	$3,842,855	$62,308	$280	$3,905,443	$5,337

	Nine Months Ended September 30, 2018
	GENERAL PARTNER'S COMMON UNITS	LIMITED PARTNERS' COMMON UNITS	GENERAL PARTNER’S EQUITY	LIMITED PARTNERS’ EQUITY – COMMON UNITS	NONCONTROLLING INTEREST – CONSOLIDATED JOINT VENTURES	TOTAL OWNERS’ EQUITY	LIMITED PARTNERS' EQUITY - PREFERRED
Balance at January 1, 2018	147,450,691	3,520,205	$3,087,358	$56,159	$4,849	$3,148,366	$7,537
Contributions from partners	361,630	—	13,654	—	—	13,654	—
Distributions to partners	—	—	(177,325)	(4,283)	(432)	(182,040)	(354)
Other comprehensive loss - foreign currency translation	—	—	(9,007)	(214)	—	(9,221)	—
Other comprehensive income - derivative instruments	—	—	482	11	—	493	—
Net income	—	—	309,938	7,384	1,010	318,332	354
Balance at September 30, 2018	147,812,321	3,520,205	$3,225,100	$59,057	$5,427	$3,289,584	$7,537

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net income	$260,761	$318,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,511	132,276
Amortization of deferred financing costs	3,498	2,876
Expensed pursuit costs	864	1,675
Impairment charges - real estate assets	21,581	26,000
Loss on debt extinguishment	7,618	—
Equity in earnings of unconsolidated joint ventures	(10,966)	(20,958)
Distributions from unconsolidated joint ventures	1,500	—
Gain on property dispositions	(137,577)	(239,394)
Noncash compensation	12,405	12,310
Development service fee accrual	—	61,705
Other	(8,875)	(3,612)
Changes in operating assets and liabilities:
Accounts receivable	(3,069)	(1,543)
Deferred rent receivable	(14,366)	(14,782)
Prepaid expenses and other assets	2,102	29,981
Accounts payable	(4,729)	(6,435)
Accrued interest	14,221	13,695
Other liabilities	(50,874)	(16,035)
Net cash provided by operating activities	226,605	296,445
INVESTING ACTIVITIES
Investment in properties – acquisitions	(208,786)	(293,049)
Investment in properties – other	(31,856)	(34,331)
Investments in and advances to unconsolidated joint ventures	(8,567)	(79,036)
Distributions from unconsolidated joint ventures	20,739	30,055
Net proceeds from disposition of properties/land	412,474	574,542
Investment in development in progress	(165,820)	(165,197)
Investment in land held for development	(60,573)	(171,221)
Payment of deferred leasing costs	(25,173)	(18,452)
Release (deposit) of escrows and other	90,660	(128,910)
Net cash provided by (used in) investing activities	23,098	(285,599)
FINANCING ACTIVITIES
Redemption of preferred units	(2,200)	—
Proceeds from unsecured notes	349,097	—
Repayments of mortgage loans including prepayment penalty	(98,467)	(31,954)
Proceeds from credit facility	250,130	1,187,357
Repayments on credit facility	(561,976)	(975,456)
Payment of deferred financing costs	(2,789)	(15)
Acquisition of noncontrolling interests	(18,513)	—
Capital contributions	462,117	5,255
Distributions to partners/noncontrolling interests	(194,542)	(186,978)
Net cash provided by (used in) financing activities	182,857	(1,791)
Net increase in cash, cash equivalents and restricted cash	432,560	9,055
Increase (decrease) in cash, cash equivalents and restricted cash related to foreign currency translation	506	(3,599)
Cash, cash equivalents and restricted cash at beginning of period	95,822	25,685
Cash, cash equivalents and restricted cash at end of period	$528,888	$31,141
See accompanying notes.

Liberty Property Trust and Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 97.8% of the common equity of the Operating Partnership at September 30, 2019. The Company owns and operates industrial properties in the United States nationally, as well as in the United Kingdom. Prior to the Company's proposed merger with Prologis, Inc. described in Note 17, the Company had intended to divest its remaining office properties (other than its headquarters) over the next few years and focus its efforts and capital solely on its industrial platform. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership. The terms the “Company,” “we,” “our” and “us” mean the Trust and Operating Partnership collectively.
The Operating Partnership is a variable interest entity (“VIE”) of the Trust as the limited partners do not have substantive kick-out or participating rights. The Trust is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 97.8% of the net income of the Operating Partnership. The Trust has no significant assets or liabilities other than its investment in the Operating Partnership. As the Operating Partnership is already consolidated in the balance sheets of the Trust, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Trust. In addition, the Company holds a 20% interest in Liberty/Comcast 1701 JFK Boulevard, LP which was determined to be a VIE. The Company determined that it is not the primary beneficiary as the Company and its third party partner share control of the joint venture. The Company's maximum exposure to loss is equal to its equity investment in the joint venture which was $73.9 million and $75.1 million as of September 30, 2019 and December 31, 2018, respectively.
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

The Revenue Standards did not have an impact on the amount and timing of recognizing the Company's development service fee income. The Company recognizes development service fee income on a variable basis as a percentage of costs incurred on third party development contracts. Property development services, which are a single performance obligation, continue to be satisfied and recognized over time. The Company measures its progress toward completing the performance obligations under each arrangement. The measurement of the transfer of value to the customer for these services utilizes the input method (actual costs incurred against anticipated project costs) since this method best depicts the actual transfer of value promised to the customer. Estimated expected losses on such contracts are accrued in the period in which they are determinable. The total amount of consideration to be received from these projects is assessed on a quarterly basis. Based on existing contracts, substantial completion is anticipated during 2020.

The Company recognizes revenues from improving land sites and selling the underlying land on behalf of its development partner to home builders in the United Kingdom. These agreements typically contain a pre-emption clause and a seller's call option. The Company recognizes revenue as the pre-emption period or seller's call option lapses utilizing the output method. There was $4.5 million and $10.4 million in revenue recognized for such contracts during the three and nine months ended September 30, 2019, respectively.

The Revenue Standards did not have an impact on the gain or loss on sale of nonfinancial assets. The Revenue Standards require the Company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in-substance nonfinancial asset. Additionally, when the Company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the Company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. See Notes 5 and 7 for further discussion of sales of nonfinancial assets during the nine months ended September 30, 2019.

Estimated gross revenue related to the remaining performance obligations under existing contracts (before allocation of related costs and expenses) as of September 30, 2019 that will be recognized as revenue in future periods was approximately $28.1 million, which is expected to be recognized in 2019 through 2022.
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
The New Lease Standards limit capitalization of certain initial direct costs which were capitalizable under previous lease standards. Such costs, which were expensed during the three and nine months ended September 30, 2019, were $0.1 million and $0.7 million, respectively.
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
Lessee Disclosure
As of September 30, 2019, the Company had a total of five properties subject to operating ground leases in Florida, New Jersey, Kentucky and the United Kingdom with a weighted average remaining term of 47 years. These leases have remaining terms of 11 to 110 years, expiration dates of June 2030 to June 2129, and renewal options of 25 to 48 years. The Company has included in the lease terms renewal options up to the useful life of the asset constructed on the land. Payments for certain properties are subject to increases at five year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments are considered variable payments and do not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as an amendment with a change in the terms of the lease. The Company used discount rates in a range of 4.1% to 5.0% for a weighted average discount rate of 4.6%, which was derived from the Company's assessment of credit quality of the Company adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenures. The Company also leases office space from unrelated third-parties. The Company recognized lease expense of $0.5 million and $1.5 million during the three and nine months ended September 30, 2019, respectively, of which $0.5 million and $1.4 million, respectively, was paid in cash. The following schedule indicates the approximate future minimum lease payments for the ground and office leases as of September 30, 2019:

Year	Amount
(in thousands)
2019 (remainder of year)	$373
2020	1,370
2021	1,234
2022	1,136
2023	1,035
Thereafter	40,684
Total minimum payments	$45,832
Imputed interest	(26,941)
Amortization	(512)
Lease liabilities	$18,379
Deferred rent	(715)
Right of use asset	$17,664

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
Substantially all of the Company's operating leases contain provisions for specified annual increases over the rents of the prior year. Rental income from operating leases is generally recognized on a straight-line basis over the lease term when the Company has determined that the collectibility of substantially all the lease payments is probable. If the Company determines that it is not probable that substantially all of the lease payments will be collected, the Company accounts for the revenue under the lease on a cash basis. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection potentially resulting in increased volatility of rental revenue. Some of the Company's leases have options to extend, terminate or purchase the facilities, which are considered when determining the lease term. Tenant rights to purchase an underlying asset are typically at prevailing market rates at the time of purchase. The Company does not include in the measurement of lease receivables certain variable payments, including changes in an index, until the specific events that trigger the variable payments have occurred.
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
The following details the rental income and variable lease income for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Rental income - operating leases - continuing operations	$127,125	$371,744
Rental income - operating leases - discontinued operations	6,233	25,481
Variable lease income - operating leases - continuing operations	35,787	107,900
Variable lease income - operating leases - discontinued operations	2,265	8,112

The following amounts reflect the estimated contractual rents due to the Company for the remainder of terms of the Company's operating leases as of September 30, 2019:

(in thousands)
Remainder of 2019	$220,242
2020	500,908
2021	452,679
2022	382,294
2023	314,211
2024	259,139
Thereafter	977,267
Total	$3,106,740

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

Note 2: Income per Common Share of the Trust
The following table sets forth the computation of basic and diluted income per common share of the Trust (in thousands except per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$59,091	150,140	$0.39	$43,713	147,324	$0.30
Dilutive shares for long-term compensation plans	—	839		—	947
Income from continuing operations net of noncontrolling interest - diluted	$59,091	150,979	$0.39	$43,713	148,271	$0.29
Discontinued operations net of noncontrolling interests - basic	$41,273	150,140	$0.28	$106,430	147,324	$0.72
Dilutive shares for long-term compensation plans	—	839		—	947
Discontinued operations net of noncontrolling interests - diluted	$41,273	150,979	$0.27	$106,430	148,271	$0.72
Net income available to common shareholders - basic	$100,364	150,140	$0.67	$150,143	147,324	$1.02
Dilutive shares for long-term compensation plans	—	839		—	947
Net income available to common shareholders - diluted	$100,364	150,979	$0.66	$150,143	148,271	$1.01

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share
Income from continuing operations net of noncontrolling interest - basic	$151,150	148,532	$1.02	$91,051	147,241	$0.62
Dilutive shares for long-term compensation plans	—	851		—	919
Income from continuing operations net of noncontrolling interest - diluted	$151,150	149,383	$1.01	$91,051	148,160	$0.61
Discontinued operations net of noncontrolling interests - basic	$103,315	148,532	$0.69	$218,887	147,241	$1.48
Dilutive shares for long-term compensation plans	—	851		—	919
Discontinued operations net of noncontrolling interests - diluted	$103,315	149,383	$0.69	$218,887	148,160	$1.48
Net income available to common shareholders - basic	$254,465	148,532	$1.71	$309,938	147,241	$2.10
Dilutive shares for long-term compensation plans	—	851		—	919
Net income available to common shareholders - diluted	$254,465	149,383	$1.70	$309,938	148,160	$2.09

Dilutive shares for long-term compensation plans represent the unvested common shares outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common share for the three and nine months ended September 30, 2019 or 2018.

During the three and nine months ended September 30, 2019, 251,000 and 374,000 common shares, respectively, were issued upon the exercise of options. During the year ended December 31, 2018, 151,000 common shares were issued upon the exercise of options.
Equity Offering
In September 2019, the Company completed the sale of 9.2 million common shares, at a price of $50.50 per share, for net proceeds of $447.9 million. The net proceeds from this issuance were used to fund the early redemption on October 12, 2019 of the Operating Partnership's $350 million 4.75% senior notes due October 2020, repay outstanding balances on the Company's revolving credit facilities and for general corporate purposes. In conjunction with such early redemption, the Company incurred charges of approximately $9.0 million.
Share Repurchase
The Company’s Board of Trustees had authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common shares through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three and nine months ended September 30, 2019 or for the year ended December 31, 2018.
Note 3: Income per Common Unit of the Operating Partnership
The following table sets forth the computation of basic and diluted income per common unit of the Operating Partnership (in thousands, except per unit amounts):

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Income from continuing operations - net of noncontrolling interest - consolidated joint ventures	$60,484			$44,865
Less: Preferred unit distributions	(83)			(118)
Income from continuing operations available to common unitholders - basic	$60,401	153,646	$0.39	$44,747	150,844	$0.30
Dilutive units for long-term compensation plans	—	839		—	947
Income from continuing operations available to common unitholders - diluted	$60,401	154,485	$0.39	$44,747	151,791	$0.29
Income from discontinued operations net of noncontrolling interest consolidated joint venture - basic	$42,189	153,646	$0.28	$108,974	150,844	$0.72
Dilutive units for long-term compensation plans	—	839		—	947
Income from discontinued operations net of noncontrolling interest consolidated joint venture - basic	$42,189	154,485	$0.27	$108,974	151,791	$0.72
Income available to common unitholders - basic	$102,590	153,646	$0.67	$153,721	150,844	$1.02
Dilutive units for long-term compensation plans	—	839		—	947
Income available to common unitholders - diluted	$102,590	154,485	$0.66	$153,721	151,791	$1.01

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit	Income (Numerator)	Weighted Average Units (Denominator)	Per Unit
Net income - net of noncontrolling interest - consolidated joint ventures	$154,872			$93,557
Less: Preferred unit distributions	(251)			(354)
Income from continuing operations available to common unitholders - basic	154,621	152,045	$1.02	93,203	150,761	$0.62
Dilutive units for long-term compensation plans	—	851		—	919
Income from continuing operations available to common unitholders - diluted	$154,621	152,896	$1.01	$93,203	151,680	$0.61
Income from discontinued operations net of noncontrolling interest consolidated joint venture - basic	$105,719	152,045	$0.69	$224,119	150,761	$1.48
Dilutive units for long-term compensation plans	—	851		—	919
Income from discontinued operations net of noncontrolling interest consolidated joint venture - basic	$105,719	152,896	$0.69	$224,119	151,680	$1.48
Net income available to common unitholders - basic	$260,340	152,045	$1.71	$317,322	150,761	$2.10
Dilutive units for long-term compensation plans	—	851		—	919
Net income available to common unitholders - diluted	$260,340	152,896	$1.70	$317,322	151,680	$2.09

Dilutive units for long-term compensation plans represent the unvested common units outstanding during the periods as well as the dilutive effect of outstanding options. There were no anti-dilutive options excluded from the computation of diluted income per common unit for the three and nine months ended September 30, 2019 or 2018.

During the three and nine months ended September 30, 2019, 251,000 and 374,000 common units, respectively, were issued upon exercise of options. During the year ended December 31, 2018, 151,000 common units were issued upon the exercise of options.
Equity Offering
In September 2019, the Company completed the sale of 9.2 million common units, at a price of $50.50 per share, for net proceeds of $447.9 million. The net proceeds from this issuance were used to fund the early redemption on October 12, 2019 of the Operating Partnership's $350 million 4.75% senior notes due October 2020, repay outstanding balances on the Company's revolving credit facilities and for general corporate purposes. In conjunction with such early redemption, the Company incurred charges of approximately $9.0 million.
Unit Repurchase
The Company’s Board of Trustees had authorized a share repurchase plan under which the Company may purchase up to $250 million of the Company’s outstanding common units through September 28, 2019. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. There were no purchases under the plan during the three and nine months ended September 30, 2019 or for the year ended December 31, 2018.

Note 4: Accumulated Other Comprehensive Loss
The following table sets forth the components of Accumulated Other Comprehensive Loss (in thousands):

	As of and for the nine months ended September 30,
	2019	2018
Foreign Currency Translation:
Beginning balance	$(52,862)	$(38,701)
Translation adjustment	(7,574)	(9,221)
Ending balance	(60,436)	(47,922)

Derivative Instruments:
Beginning balance	(3,550)	150
Unrealized gain	(1,820)	620
Reclassification adjustment (1)	(67)	(127)
Ending balance	(5,437)	643
Total accumulated other comprehensive loss	(65,873)	(47,279)
Less: portion included in noncontrolling interest – operating partnership	1,377	957
Total accumulated other comprehensive loss included in shareholders' equity/owners' equity	$(64,496)	$(46,322)

(1)	Amounts reclassified out of Accumulated Other Comprehensive Loss/General & Limited Partner's Equity into contractual interest expense.
Note 5: Real Estate
Information on the Operating Properties and land parcels the Company acquired during the three months and nine months ended September 30, 2019 is as follows:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Purchase Price (in thousands)
Chicago/Minneapolis	—	23.5	—	$13,200	—	23.5	—	$13,200
Dallas	—	—	—	—	2	—	509,733	44,400
Southern California	1	—	203,280	55,500	2	—	492,963	86,785
United Kingdom	—	—	—	—	—	25.0	—	2,658
Other:
Atlanta	—	—	—	—	—	154.7	—	5,000
New Jersey	—	—	—	—	3	—	488,254	78,275
	1	23.5	203,280	$68,700	7	203.2	1,490,950	$230,318

In the nine months ended September 30, 2019, the Company purchased the noncontrolling interest of three consolidated joint ventures in the following reportable segments: four buildings in Philadelphia, one building in New Jersey, one building in Dallas and one building in Southern California as well as 21.7 acres of land in Arizona, for $18.5 million.

Information on the Operating Properties and land parcels the Company sold during the three and nine months ended September 30, 2019 is as follows:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)	Number of Buildings	Acres of Developable Land	Leaseable Square Feet	Gross Proceeds (in thousands)
Carolinas/Richmond	1	—	136,000	$14,100	1	—	136,000	$14,100
Chicago/Minneapolis	—	—	—	—	—	11.3	—	2,865
Florida	—	—	—	—	3	—	150,751	23,400
Houston	—	7.6	—	1,700	—	11.6	—	3,205
Philadelphia	2	—	156,411	60,650	3	—	309,653	159,900
Other:
Arizona	—	—	—	—	—	8.8	—	11,500
New Jersey (1)	—	67.6	—	4,070	—	68.4	—	8,070
DC Metro	1	—	290,762	92,500	2	—	437,234	154,250
Southeastern PA	2	—	180,151	30,000	5	18.0	254,331	40,200
	6	75.2	763,324	$203,020	14	118.1	1,287,969	$417,490

(1)	Includes land that the Company sold for $4.1 million to an unconsolidated joint venture in which the Company holds a 25% interest.

In connection with the sale of a building in the Philadelphia reportable segment in June 2019 the Company repaid a $35.9 million 4.84% mortgage loan due 2033 encumbering the property and, consequently, recognized a loss of $7.6 million on early extinguishment of debt, which is reported in discontinued operations.

In addition to the sale of land parcels described above, the Company also received gross proceeds of $5.5 million from the sale of non-depreciable assets in Tempe, Arizona included in Company’s Other reportable segment in the third quarter of 2019, as well as $4.0 million from the sale of non-depreciable assets in Camden, New Jersey included in the Company’s Philadelphia reportable segment during the nine months ended September 30, 2019.  Including the above-described sales of land and other non-depreciable assets, the Company recognized gains on sales of non-depreciable assets of $7.0 million and $12.9 million during the three and nine months ended September 30, 2019, respectively.

In addition to the transactions described above, during the three and nine months ended September 30, 2019, a subsidiary of the Company entered into an agreement with an entity affiliated with an employee of the Company, pursuant to which the Company waived its rights to purchase and develop a particular land parcel in Company’s Philadelphia reportable segment in consideration for reimbursement of a portion of the infrastructure costs totaling $3.2 million previously incurred by the Company.

Note 6: Segment Information
The Company owns and operates industrial properties nationally and owns and operates certain non-core office properties in a focused group of office markets. Additionally, the Company owns certain assets in the United Kingdom. At September 30, 2019, the Company's reportable segments were based on the Company's method of internal reporting and were as follows:

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

The operating information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Carolinas/Richmond	$20,377	$19,417	$61,129	$58,723
Chicago/Minneapolis	17,479	17,274	52,299	50,414
Cincinnati/Columbus/Indianapolis	4,792	4,245	13,822	13,613
Dallas	5,953	5,537	17,252	14,300
Florida	15,871	15,847	48,218	47,117
Houston	19,103	16,561	51,831	48,514
Lehigh/Central PA	38,878	39,188	118,588	115,799
Philadelphia	9,779	10,598	32,043	33,659
Southern California	10,510	7,914	30,660	22,226
United Kingdom	5,900	3,523	17,857	11,579
Other	22,768	32,119	69,717	97,853
Segment-level revenue	171,410	172,223	513,416	513,797

Reconciliation to total revenue
Development service fee income	257	12,956	2,099	59,132
Discontinued operations	(8,498)	(23,911)	(33,593)	(73,613)
Other	—	18	(179)	(372)
Total revenue	$163,169	$161,286	$481,743	$498,944

Net operating income
Carolinas/Richmond	$15,638	$14,620	$47,020	$43,795
Chicago/Minneapolis	10,902	10,564	33,294	31,271
Cincinnati/Columbus/Indianapolis	3,262	2,749	9,186	9,099
Dallas	4,035	3,666	11,848	9,274
Florida	11,628	11,461	35,097	33,717
Houston	12,377	9,676	32,159	28,714
Lehigh/Central PA	29,902	29,406	89,639	86,085
Philadelphia	7,876	7,947	25,583	28,211
Southern California	8,200	6,496	23,524	17,675
United Kingdom	5,421	3,234	16,131	10,662
Other	15,507	23,213	47,727	69,620
Net operating income	124,748	123,032	371,208	368,123

Reconciliation to income from continuing operations
Interest expense (1)	(26,220)	(24,670)	(78,297)	(71,331)
Development service fee income	257	12,956	2,099	59,132
Development service fee expense	(168)	(12,924)	(1,848)	(120,799)
Depreciation/amortization expense (1) (2)	(32,279)	(32,243)	(97,642)	(97,576)
Impairment charges - real estate assets	—	—	(99)	(26,000)
Gain on property dispositions	15,168	2,002	21,125	54,705
Equity in earnings of unconsolidated joint ventures	1,776	6,766	10,966	20,958
General and administrative expense (1)	(10,193)	(9,814)	(35,559)	(32,758)
Leasing cost	(3,082)	(2,610)	(9,608)	(8,189)
Other operating expenses	(3,166)	(3,169)	(8,690)	(7,467)
Discontinued operations excluding losses on impairment and debt extinguishment and gain on property dispositions	(4,951)	(14,320)	(18,553)	(39,842)
Income taxes (1) (2)	(811)	(329)	(1,635)	(1,539)
Other	(592)	196	1,389	(3,262)
Income from continuing operations	$60,487	$44,873	$154,856	$94,155

(1)	Includes activity in discontinued operations.

(2)	Excludes costs that are included in determining net operating income.

The Company's total assets by reportable segment as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018
Carolinas/Richmond	$516,811	$525,041
Chicago/Minnesota	597,557	591,792
Cincinnati/Columbus/Indianapolis	134,111	131,400
Dallas	306,463	261,538
Florida	550,623	547,232
Houston	608,761	568,756
Lehigh/Central PA	1,225,016	1,210,220
Philadelphia	540,972	624,373
Southern California	766,578	660,688
United Kingdom	392,091	463,162
Other	1,062,447	1,153,518
Segment-level total assets	6,701,430	6,737,720
Corporate Other	637,302	196,674
Total assets	$7,338,732	$6,934,394

Note 7: Impairment or Disposal of Long-Lived Assets
In 2017, the Company initiated a strategic shift whereby it adopted a plan to divest of its remaining suburban office properties. In the third quarter of 2018, the Company updated its strategy whereby it adopted a plan to divest of all of its remaining office properties. The Company determined that the strategic shift would have a major effect on its operations and financial results. As such, properties sold or those that meet the criteria to be classified as held for sale within the corporate strategy were classified within discontinued operations. Consistent with the held for sale criteria these properties are expected to be sold within one year. As a result of the classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to these properties were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Comprehensive Income.
The following table illustrates the number of sold or held for sale properties included in, or excluded from, discontinued operations:

	Held for sale as of September 30, 2019	Sold during the nine months ended September 30, 2019	Sold during the year ended December 31, 2018	Total
Properties included in discontinued operations	9	13	37	59
Properties included in continuing operations	1	1	2	4
Properties sold or classified as held for sale	10	14	39	63

In addition, there were three land parcels comprising 74.4 acres included as held for sale as of September 30, 2019.

The properties held for sale with operating results in discontinued operations as of September 30, 2019 were located in the following reportable segments: one property in Chicago/Minneapolis, six properties in Philadelphia and two properties in the United Kingdom.
A summary of the results of operations for the properties classified as discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$8,498	$23,911	$33,593	$73,613
Operating expenses	(3,117)	(5,329)	(10,903)	(17,276)
Depreciation and amortization	—	(2,666)	(2,129)	(11,138)
Impairment charges - real estate assets	(7,190)	—	(21,482)	—
Interest and other income (expense)	4	(31)	(57)	(132)
Income taxes	(5)	(28)	(298)	(83)
Loss on debt extinguishment	—	—	(7,618)	—
Interest expense	(429)	(1,537)	(1,653)	(5,142)
Gain on property dispositions	44,428	94,878	116,452	184,689
Income from discontinued operations	42,189	109,198	105,905	224,531
Noncontrolling interest - operating partnership	(916)	(2,544)	(2,404)	(5,232)
Noncontrolling interest - consolidated joint venture	—	(224)	(186)	(412)
Income from discontinued operations available to common shareholders	$41,273	$106,430	$103,315	$218,887

Interest expense has been allocated to discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold and held for sale included in discontinued operations to the sum of total net assets plus consolidated debt.
Capital expenditures on a cash basis related to properties within discontinued operations were $0.1 million and $3.6 million, respectively, for the three and nine months ended September 30, 2019, and $10.8 million and $38.3 million, respectively, for the three and nine months ended September 30, 2018.
Assets Held for Sale
As of September 30, 2019, 10 properties were classified as held for sale, of which nine properties met the criteria to be classified within discontinued operations and one property was classified within continuing operations. In addition, there were three land parcels comprising 74.4 acres included as held for sale as of September 30, 2019.
The following table illustrates aggregate balance sheet information for all held for sale properties (in thousands):

	September 30, 2019			December 31, 2018
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and land improvements	$613	$19,210	$19,823	$1,301	$113,080	$114,381
Buildings and improvements	8,541	174,595	183,136	5,638	384,737	390,375
Development in progress	—	10,108	10,108	—	9,597	9,597
Land held for development	19,420	—	19,420	26,253	—	26,253
Accumulated depreciation	(3,745)	(21,592)	(25,337)	(1,546)	(70,242)	(71,788)
Deferred financing and leasing costs, net	717	7,910	8,627	58	13,697	13,755
Other assets	756	9,971	10,727	164	19,470	19,634
Total assets held for sale	$26,302	$200,202	$226,504	$31,868	$470,339	$502,207

Total liabilities held for sale	$419	$15,520	$15,939	$141	$20,990	$21,131

Impairment Charges - Real Estate Assets
The Company recorded $7.2 million and $21.6 million of impairment charges during the three and nine months ended September 30, 2019, respectively. These impairment charges were primarily related to an office building in the Company's DC Metro segment that was sold in the three months ended September 30, 2019 and is primarily included in discontinued operations in the Company's Consolidated Statements of Comprehensive Income.

The Company determined these impairments based on third party offer prices which are Level 2 according to the fair value hierarchy established in ASC 820.

The Company recorded a $26.0 million impairment charge during the nine months ended September 30, 2018. This charge related to the Camden Waterfront project located in Camden, New Jersey and reported in the Company's Philadelphia reportable segment. The Company determined this impairment based on quoted offer prices on comparable properties, which is a Level 3 fair value calculation.

The Company has applied reasonable estimates and judgments in evaluating each of its properties and land held for development and has determined that there are no additional valuation adjustments necessary at September 30, 2019. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of the Company’s assets, the Company could be required to record additional impairment charges in the future.
Note 8: Noncontrolling Interests of the Trust
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in the Operating Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
Common units
The common units of the Operating Partnership not held by the Trust outstanding as of September 30, 2019 have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units of the Operating Partnership not held by the Trust share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at September 30, 2019 was $179.3 million.
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
Common units
The common units outstanding have the same economic characteristics as common shares of the Trust. The 3.5 million outstanding common units as of September 30, 2019 not held by the Trust are the limited partners' equity - common units held by persons and entities other than the Trust. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 3.5 million outstanding common units based on the closing price of the common shares of the Trust at September 30, 2019 was $179.3 million.

Note 10: Noncontrolling Interest - Operating Partnership/Limited Partners' Equity - Preferred Units
As of September 30, 2019, the Company had outstanding the following cumulative preferred units of the Operating Partnership:

ISSUE	AMOUNT	UNITS	LIQUIDATION PREFERENCE	DIVIDEND RATE
	(in 000’s)
Series I-2	$5,337	213	$25	6.25%

The preferred units are putable at the holder's option at any time and are callable at the Operating Partnership's option after a stated period of time for cash. During the nine months ended September 30, 2019, 88,000 preferred units were redeemed for $2.2 million.
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
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the following estimates are not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments at December 31, 2018 and September 30, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company determines the fair value of its interest rate swaps by using the standard methodology of netting discounted future fixed cash payments with the discounted expected variable cash receipts. These variable cash receipts of interest rate swaps are based on expectations of future LIBOR interest rates (forward curves) estimated by observing market LIBOR interest rate curves. This is a Level 2 fair value calculation. Also, credit valuation adjustments are factored into the fair value calculations to account for potential nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. See Note 14 - Derivative Instruments.

The Company used a discounted cash flow model to determine the estimated fair value of its debt as of December 31, 2018 and September 30, 2019. This is a Level 3 fair value calculation. The inputs used in preparing the discounted cash flow model include actual maturity dates and scheduled cash flows as well as estimates for market value discount rates. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the Company's debt holdings and changes to discount rate assumptions.
The following summarizes the fair value of the Company's mortgage loans and unsecured notes as of December 31, 2018 and September 30, 2019 (in thousands):

	Mortgage Loans		Unsecured Notes
	Carrying Value	Fair Value	Carrying Value	Fair Value
As of December 31, 2018	$395,202	$397,167	$2,285,698	$2,295,699
As of September 30, 2019	$297,326	$304,689	$2,633,941	$2,821,931

Note 13: Unconsolidated Joint Ventures
Liberty Property 18th & Arch LP and Liberty Property 18th & Arch Hotel, LP
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the “Project”) located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building includes 1.3 million square feet of leasable office space (the “Office”), which is substantially complete and fully occupied by Comcast Corporation, and a 219-room Four Seasons Hotel (the “Hotel”), which is substantially complete and opened to the public in August 2019. Costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $968 million. As of September 30, 2019, the Company's investment in the project was $193.7 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
The two joint ventures engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agreed, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts (the "GMP Contracts") with a third party contractor (the "General Contractor") to construct the Project. The Company has been notified by the General Contractor that the General Contractor has incurred cost overruns comprised of amounts owed to third-party subcontractors and internal general condition costs of the General Contractor in connection with completing the Project in excess of the guaranteed maximum price payable to the General Contractor under the GMP Contracts, which guaranteed maximum price has been previously adjusted pursuant to accepted change orders. Notwithstanding the GMP Contracts, the General Contractor has generally refused to fund the cost overruns owed to third-party subcontractors, and the Company has funded, and may continue to fund, subcontractor cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. Accordingly, in periods prior to 2019, the Company accrued $69.3 million relating primarily to cost overruns that it estimated were probable of being funded to third-party subcontractors under its development cost guarantees to the joint ventures. As of September 30, 2019 and December 31, 2018, the Company's remaining accrual was $29.6 million and $67.3 million, respectively (including, in each case, estimated retainage of approximately $24 million payable to subcontractors), which accruals are included in other liabilities in the accompanying consolidated balance sheets and are reflective of amounts cumulatively funded by the Company as of those dates. The Company is accounting for the development of the Project on a variable basis as a percentage of costs incurred under the development contract. The Company recognized a loss of $61.8 million for the nine months ended September 30, 2018 in development service fee income, net of development service fee expense and other related expenses. There was no loss or gain recognized related to the Project during the three months ended September 30, 2018 or the three and nine months ended September 30, 2019. The Company intends to pursue all remedies to recover from the General Contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations.
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
Liberty Washington, LP

During the three months ended September 30, 2019, the Company concluded that a property owned by this joint venture and held for sale had an indicator of impairment resulting from a decline in the Washington, DC market fundamentals. The joint venture recognized impairment charges of $10.3 million and $26.7 million for the three and nine months ended September 30, 2019, respectively. The Company's share of these impairment charges were $2.6 million and $6.7 million, respectively, for the same periods. The impairment charges are related to the Company's DC Metro reportable segment and the Company's share is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of comprehensive income.

The Company determined these impairments based on estimated future discounted cash flows. This is a Level 3 fair value calculation.
Cambridge Medipark Ltd
During the three and nine months ended September 30, 2019, Cambridge Medipark, Ltd (a joint venture in which the Company holds a 50% interest) recognized gains on the sale of land leasehold interests. The Company's share of these gains was $112,000 and $1.1 million for the three and nine months ended September 30, 2019, respectively, compared to $1.2 million and $5.0 million, respectively, for the same periods in 2018.
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
The Company holds an interest in two interest rate swap contracts (“Swaps”) that eliminate the impact of changes in interest rates on the payments required under variable rate mortgages. The Swaps had aggregate notional amounts of $65.1 million and $66.8 million at September 30, 2019 and December 31, 2018, respectively, and expire in 2020.

In addition, in late 2018, in anticipation of conducting the offering of senior notes described in Note 11, the Operating Partnership entered into two interest rate lock agreements tied to the U.S. treasury rate for an aggregate notional amount of $200 million. An interest rate lock is a tool used to manage interest-rate risk by effectively securing interest rates on federal government securities as of the agreement date. One agreement had a notional amount of $100 million and was settled in 2018 for $2.4 million. The second agreement had a notional amount of $100 million and was settled in 2019 for $3.3 million. The interest rate lock agreements qualified as cash flow hedges with respect to the senior notes offering and, as such, the settlements of $5.7 million are being amortized into interest expense over the respective term of the notes.
The Company accounts for the changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies amounts to earnings over the term that the hedged transaction affects earnings.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Amount of gain related to the effective portion recognized in other comprehensive (loss) income	$13	$69	$424	$619
Total Amount of Interest Expense Presented in the Consolidated Statements of Comprehensive Income	25,791	23,133	76,644	66,189

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	Derivatives
		Fair Value at:
	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$345	$677
Interest Rate Treasury Locks	Other Liabilities	—	3,972
Total		$345	$4,649

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. The Company estimates that $0.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, which totaled approximately $0.3 million as of September 30, 2019.
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
Legal Matters
From time to time, the Company is a party to a variety of legal proceedings, claims and assessments arising in the normal course of business. As of September 30, 2019 there were no legal proceedings, claims or assessments that the Company expects to have a material adverse effect on the Company. However, see Note 13 for discussion of Comcast Technology Center.
Other
As of September 30, 2019, the Company had letter of credit obligations of $8.9 million.
As of September 30, 2019, the Company had 22 buildings under development. These buildings are expected to contain, when completed, a total of 4.7 million square feet of leasable space and represent an anticipated aggregate investment of $463.9 million. At September 30, 2019, development in progress totaled $323.8 million. In addition, as of September 30, 2019, the Company had invested $3.2 million in deferred leasing costs related to these development buildings.
The Company is also currently developing three properties for its unconsolidated joint ventures which represent an anticipated aggregate investment by the joint ventures of $35.6 million.
As of September 30, 2019, the Company was committed to the following:

•	$20.3 million in improvements on certain buildings and land parcels;

•	$53.1 million in future land acquisitions which it expects to complete during the year ending December 31, 2019;

•	up to $19.5 million of tenant improvements not yet completed; and

•	infrastructure improvements of approximately $1.0 million.

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
Note 16: Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Write-off of fully depreciated/amortized property and deferred costs - properties included in continuing operations	$2,218	$7,197
Write-off of fully depreciated/amortized property and deferred costs - properties included in discontinued operations	$—	$11,789
Write-off of depreciated property and deferred costs due to sale/demolition - properties included in continuing operations	$1,642	$20,273
Write-off of depreciated property and deferred costs due to sale and related debt repayment - properties included in discontinued operations	$51,455	$99,072
Changes in accrued development capital expenditures - properties included in continuing operations	$(4,436)	$12,361
Changes in accrued development capital expenditures - properties included in discontinued operations	$—	$(4,628)
Unrealized (loss) gain on cash flow hedge	$(1,887)	$493
Capitalized equity-based compensation	$915	$727

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

The following is a reconciliation of the Company's cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Cash and cash equivalents at beginning of period	$84,923	$11,882
Restricted cash at beginning of period	10,899	13,803
Cash and cash equivalents and restricted cash at beginning of period	$95,822	$25,685

Cash and cash equivalents at end of period	$514,882	$17,770
Restricted cash at end of period	14,006	13,371
Cash and cash equivalents and restricted cash at end of period	$528,888	$31,141

Restricted cash includes tenant security deposits and escrow funds that the Company maintains pursuant to certain mortgage loans. Restricted cash also includes the undistributed proceeds from the sale of land in Kent County, United Kingdom.

Note 17: Subsequent Events
Prepayment of Senior Notes
On October 12, 2019, the Company prepaid the Operating Partnership's $350 million 4.75% unsecured notes due in October 2020. The Company incurred a loss on early extinguishment of debt of approximately $9.0 million.
Proposed Merger with Prologis, Inc.
On October 27, 2019, the Trust, Leaf Holdco Company Trust, a Maryland real estate investment trust and wholly owned subsidiary of the Trust (“New Liberty Holdco”), and the Operating Partnership (collectively with the Trust and New Liberty Holdco, the “Company Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prologis, Inc., a Maryland corporation (“Prologis”), Lambda REIT Acquisition LLC, a Maryland limited liability company and wholly owned subsidiary of Prologis (“Prologis Merger Sub”), Prologis, L.P., a Delaware limited partnership (“Prologis OP”), and Lambda OP Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Prologis OP (“Prologis OP Merger Sub” and, together with Prologis, Prologis Merger Sub and Prologis OP, the “Prologis Parties”).

The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, (i) a newly created indirect wholly owned subsidiary of New Liberty Holdco will merge with and into the Trust (the “Company Merger”) with the Trust continuing as the surviving entity and as an indirect wholly owned subsidiary of New Liberty Holdco; (ii) thereafter, New Liberty Holdco will merge with and into Prologis Merger Sub (the “Topco Merger” and together with the Company Merger, the “Company Mergers”), with Prologis Merger Sub continuing as the surviving corporation and a wholly owned subsidiary of Prologis; (iii) immediately after the Topco Merger, Prologis will cause all of the outstanding equity interests in the Prologis Merger Sub to be contributed to Prologis OP in exchange for the issuance by Prologis OP of partnership interests in Prologis OP to other subsidiaries of Prologis; and (iv) thereafter, Prologis OP Merger Sub will merge with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity and a wholly owned subsidiary of Prologis OP (the “Partnership Merger” and together with the Company Merger and the Topco Merger, the “Mergers”).

Under the terms of the Merger Agreement, shareholders of the Trust and holders of common units in the Operating Partnership will receive 0.675 shares of Prologis common stock and limited partnership interests in Prologis OP, respectively, for each common share of the Trust or common unit in the Operating Partnership that they own.

The board of trustees of the Trust and the board of directors of Prologis have both unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement. The transaction, which is currently expected to close in the first quarter of 2020, is subject to the approval of the Trust’s shareholders and other customary closing conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Proposed Merger with Prologis, Inc.

On October 27, 2019, the Trust and the Operating Partnership, as well as the Trust’s wholly owned subsidiary, Leaf Holdco Company Trust, a Maryland real estate investment trust (“New Liberty Holdco” and collectively with the Trust and the Operating Partnership, the “Company Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prologis, Inc., a Maryland corporation (“Prologis”), Lambda REIT Acquisition LLC, a Maryland limited liability company and wholly owned subsidiary of Prologis (“Prologis Merger Sub”), Prologis, L.P., a Delaware limited partnership (“Prologis OP”), and Lambda OP Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Prologis OP (“Prologis OP Merger Sub” and, together with Prologis, Prologis Merger Sub and Prologis OP, the “Prologis Parties”).

Pursuant to the Merger Agreement (i) a newly created indirect wholly owned subsidiary of New Liberty Holdco will merge with and into the Trust (the “Company Merger”) with the Trust continuing as the surviving entity and as an indirect wholly owned subsidiary of New Liberty Holdco; (ii) thereafter, New Liberty Holdco will merge with and into Prologis Merger Sub (the “Topco Merger” and together with the Company Merger, the “Company Mergers”), with Prologis Merger Sub continuing as the surviving corporation and a wholly owned subsidiary of Prologis; (iii) immediately after the Topco Merger, Prologis will cause all of the outstanding equity interests in Prologis Merger Sub to be contributed to Prologis OP in exchange for the issuance by Prologis OP of partnership interests in Prologis OP to other subsidiaries of Prologis; and (iv) thereafter, Prologis OP Merger Sub will merge with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity and a wholly owned subsidiary of Prologis OP (the “Partnership Merger” and together with the Company Merger and the Topco Merger, the “Mergers”).

The merger consideration will be approximately $12.6 billion in a stock-for-stock transaction, including the assumption of debt. Under the terms of the Merger Agreement, shareholders of the Trust and holders of common units in the Operating Partnership will receive 0.675 shares of Prologis common stock and limited partnership interests in Prologis OP, respectively, for each common share of the Trust or common unit in the Operating Partnership that they own.

The board of trustees of the Trust and the board of directors of Prologis have both unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement. The transaction, which is currently expected to close in the first quarter of 2020, is subject to the approval of the Trust’s shareholders and other customary closing conditions.
Overview
The Trust is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, the Operating Partnership and, collectively with the Trust and their consolidated subsidiaries, the “Company”).
The Company owns and operates industrial properties nationally, as well as in the United Kingdom.
As previously reported, and as further summarized below, the Company undertook several significant transactions in recent years consistent with its strategy to divest its remaining office Properties (other than its headquarters) and focus its efforts and capital solely on its industrial platform, which favors industrial properties and markets with strong demographic and economic fundamentals. In furtherance of this strategy, the Company has substantially divested of its suburban office Properties, and prior to the Company's proposed merger with Prologis, Inc described above, had expected to divest its remaining metro-office Properties over the next few years. The Company has reinvested and had planned to continue to reinvest the proceeds of these divestments in acquisitions and new development in targeted industrial markets. The Company anticipated that this strategy would yield benefits over time, including a higher rate of rental growth and a lower level of lease transaction costs and other capital costs for industrial properties as opposed to office properties. The Company believed that this strategy has resulted in an improvement in the average quality and geographic location of its properties. The Company also believed that the benefits of the strategy would outweigh the short-term reduction in operating cash flow resulting from the disposition of its office Properties. There can be no assurance, however, that the benefits of the Company’s strategy have been or would be realized.
As of September 30, 2019, the Company owned the following Properties in Operation (square feet in thousands):

	Number of Operating Industrial Properties	Number of Operating Non-Core Properties	Total Number of Properties	Total Square Feet
Wholly Owned Properties in Operation	499	16	515	96,871
JV Properties in Operation (at 100%)	48	17	65	14,818
Properties in Operation	547	33	580	111,689
As of September 30, 2019 the Company owned the following "Properties under Development" and "Properties held for Redevelopment/Value-Added" (square feet upon completion in thousands):

	Number of Properties	Total Square Feet	Acres of Developable Land
Wholly Owned Properties under Development	22	4,678	1,267
JV Properties under Development (at 100%)	3	475	433
Properties under Development	25	5,153	1,700

Wholly Owned Properties held for Redevelopment/Value-Added	1	55	—
JV Properties held for Redevelopment/Value-Added (at 100%)	2	85	—
Properties held for Redevelopment/Value-Added	3	140	—
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
The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. During the nine months ended September 30, 2019, GAAP rents on retained and replacement industrial leases were on average 14.4% higher than rents on expiring leases. During the nine months ended September 30, 2019, the Company leased 23.9 million square feet. The following details the Company's occupancy as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Wholly owned operating industrial properties	94.2%	95.7%
Wholly owned operating non-core properties	92.3%	85.0%
Wholly owned total	94.2%	95.4%

Joint venture operating industrial properties	97.5%	99.5%
Joint venture operating non-core properties	91.6%	97.0%
Joint venture total	96.1%	98.9%
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
Wholly Owned Capital Activity
Acquisitions
During the three months ended September 30, 2019, the Company acquired one property for a purchase price of $55.5 million. This property, which contains 203,000 square feet of leaseable space, was 100% occupied as of September 30, 2019. During nine months ended September 30, 2019, the Company acquired seven properties for an aggregate purchase price of $209.5 million. These properties, which collectively contain 1.5 million square feet of leaseable space, were 94.0% occupied as of September 30, 2019.
During the three months ended September 30, 2019, the Company acquired one parcel of land containing 23.5 acres for a purchase price of $13.2 million. During the nine months ended September 30, 2019, the Company acquired three parcels of land collectively containing 203.2 acres for an aggregate purchase price of $20.9 million.
Dispositions
During the three months ended September 30, 2019, the Company realized proceeds of $197.3 million from the sale of six properties totaling 763,000 square feet. During the nine months ended September 30, 2019, the Company realized proceeds of $385.5 million from the sale of 14 properties totaling 1.3 million square feet.
During the three months ended September 30, 2019, the Company realized proceeds of $11.3 million from the sale of 75.2 acres of land. During the nine months ended September 30, 2019, the Company realized proceeds of $37.6 million from the sale of 118.1 acres of land.

In addition to the sale of land parcels described above, the Company also received gross proceeds of $5.5 million from the sale of non-depreciable assets in Tempe, Arizona included in Company’s Other reportable segment in the third quarter of 2019, as well as $4.0 million from the sale of non-depreciable assets in Camden, New Jersey included in the Company’s Philadelphia reportable segment during the nine months ended September 30, 2019.

Development
During the three months ended September 30, 2019, the Company brought into service six Wholly Owned Properties under Development representing 3.0 million square feet and a Total Investment of $193.6 million. During the nine months ended September 30, 2019, the Company brought into service 14 Wholly Owned Properties under Development representing 4.7 million square feet and a Total Investment of $361.8 million. During the three months ended September 30, 2019, the Company initiated four Wholly Owned Properties under Development with a projected Total Investment of $79.8 million. During the nine months ended September 30, 2019, the Company initiated seven Wholly Owned Properties under Development with a projected Total Investment of $107.7 million.
As of September 30, 2019, the Company had 22 Wholly Owned Properties under Development with a projected Total Investment of $463.9 million. These Wholly Owned Properties under Development were 16.4% pre-leased as of September 30, 2019.
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
Acquisitions/Dispositions
None of the unconsolidated joint ventures in which the Company holds an interest sold or acquired any operating properties or land parcels during the three and nine months ended September 30, 2019.
Development
As of September 30, 2019, unconsolidated joint ventures in which the Company holds an interest had three JV Properties under Development which are expected to comprise, upon completion, 475,000 square feet and are expected to represent a Total Investment by the joint ventures of $35.6 million. These JV Properties under Development were 15.4% pre-leased as of September 30, 2019. During the three months ended September 30, 2019, an unconsolidated joint venture in which the Company holds an interest initiated a JV Property under Development with a projected Total Investment of $19.4 million. During the nine months ended September 30, 2019, unconsolidated joint ventures in which the Company holds interests initiated two JV Properties under Development with a projected Total Investment of $25.7 million.
In addition, during the three and nine months ended September 30, 2019, an unconsolidated joint venture in which the Company holds an interest completed the development of the 219-room Four Seasons hotel at the Comcast Technology Center, representing an aggregate Total Investment by the Hotel joint venture of $231.9 million.
On June 30, 2014, the Company entered into two joint ventures for the purpose of developing and owning the Comcast Technology Center (the “Project”) located in Philadelphia, Pennsylvania as part of a mixed-use development. The 60-story building includes 1.3 million square feet of leasable office space (the “Office”), which is substantially complete and fully occupied by Comcast Corporation, and a 219-room Four Seasons Hotel (the “Hotel”), which was completed and opened to the public in August 2019. Costs for the development of the Project, exclusive of tenant-funded interior improvements, are anticipated to be approximately $968 million. As of September 30, 2019, the Company's investment in the project was $193.7 million and is reflected in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheet. These joint ventures are part of the Company's Philadelphia reportable segment.
The two joint ventures engaged the Company as the developer of the Project pursuant to a Development Agreement by which the Company agreed, in consideration for a development fee, to be responsible for all aspects of the development of the Project and to guarantee the timely lien-free completion of construction of the Project as well as the payment, subject to certain exceptions, of any cost overruns incurred in the development of the Project. To mitigate its risk, the Company entered into guaranteed maximum price contracts (the "GMP Contracts") with a third party contractor (the "General Contractor") to construct the Project. The Company has been notified by the General Contractor that the General Contractor has incurred cost overruns comprised of amounts owed to third-party subcontractors and internal general condition costs of the General Contractor in connection with completing the Project in excess of the guaranteed maximum price payable to the General Contractor under the GMP Contracts, which guaranteed maximum price has been previously adjusted pursuant to accepted change orders. Notwithstanding the GMP Contracts, the General Contractor has generally refused to fund the cost overruns owed to third-party subcontractors, and the Company has funded, and may continue to fund, subcontractor cost overruns in compliance with its obligations under its development cost guarantee to the joint ventures. Accordingly, in periods prior to 2019, the Company accrued $69.3 million relating primarily to cost overruns that it estimated were probable of being funded to third-party subcontractors under its development cost guarantees to the joint ventures. As of September 30, 2019 and December 31, 2018, the Company's accrual was $29.6 million and $67.3 million, respectively (including, in each case, estimated retainage of approximately $24 million payable to subcontractors), which accruals are included in other liabilities in the accompanying consolidated balance sheets and are reflective of amounts cumulatively funded by the Company as of those dates. The Company is accounting for the development of the Project on a variable basis as a percentage of costs incurred under the development contract. The Company recognized a loss of $61.8 million for the nine months ended September 30, 2018 in development service fee income, net of development service fee expense and other related expenses. There was no loss or gain recognized related to the Project during the three months ended September 30, 2018 or the three and nine months ended September 30, 2019. The Company intends to pursue all remedies to recover from the General Contractor any amounts expended by the Company or the joint ventures in excess of their contractual obligations.
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
Properties in Operation
The composition of the Company’s Properties in Operation as of September 30, 2019 and 2018 was as follows (square feet in thousands):

	Rental Revenue Per Square Foot(1)		Total Square Feet Occupied		Percent Occupied
	September 30		September 30		September 30
	2019	2018	2019	2018	2019	2018
Wholly Owned Properties in Operation:	$7.97	$6.98	90,152	83,272	94.2%	96.3%
JV Properties in Operation: (2)	$6.54	$6.20	11,042	10,836	97.5%	98.3%
Properties in Operation:	$7.81	$6.89	101,194	94,108	94.6%	96.5%

Non-Core Properties	$47.48	$40.21	4,290	5,821	91.8%	96.9%

(1) Rental revenue represents the GAAP rent including variable payments per square foot at September 30, 2019 or 2018 for tenants in occupancy.
(2) JV Properties in Operation represents the properties owned by unconsolidated joint ventures in which the Company had an interest during the respective periods. Unconsolidated joint ventures in which the Company holds an interest owned 66 and 65 properties as of September 30, 2019 and 2018, respectively.

The table below details the vacancy activity during the nine months ended September 30, 2019:

	Total Square Feet
	Wholly Owned Properties in Operation	JV Properties in Operation	Properties in Operation
Vacancy Activity
Vacancy at January 1, 2019	3,782,667	157,584	3,940,251
Acquisition vacant space	176,000	—	176,000
Completed development vacant space	1,737,180	—	1,737,180
Expirations	18,246,995	2,619,061	20,866,056
Property structural changes/other	(45,543)	—	(45,543)
Leasing activity	(18,279,713)	(2,400,029)	(20,679,742)
Non-Core Activity	12,867	197,296	210,163
Vacancy at September 30, 2019	5,630,453	573,912	6,204,365

Capital expenditures - turnover costs per square foot (1)	$2.57	$2.60	$2.57

(1)	Capital expenditures - turnover costs include tenant improvement and lease transaction costs.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates,” “estimates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein. These risks, uncertainties and other factors include, without limitation, risks associated with our ability to consummate the merger with Prologis and the timing and closing of the merger, uncertainties affecting real estate business generally (such as entry into new leases, retention of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the continued repositioning of the Company's portfolio, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, risks related to properties developed by the Company on a fee basis, risks associated with tax abatement, tax credit programs, or other government incentives, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation and the potential adverse impact of market interest rates on the market price for the Company's securities, and other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, collectibility of receivables, impairment charges - real estate assets, intangibles, investments in unconsolidated joint ventures and derivative instruments and hedging activities. During the nine months ended September 30, 2019, there were no material changes to these policies except for the adoption of Accounting Standards Codification Topic 842 - Leases (see Note 1 to the Company's financial statements).
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2019 with the results of operations of the Company for the three and nine months ended September 30, 2018. As a result of the varying levels of development, acquisition and disposition activities the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Industrial Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three and Nine Months Ended September 30, 2019 to Three and Nine Months Ended September 30, 2018
Rental Revenue
Rental revenue was $162.9 million for the three months ended September 30, 2019 compared to $148.3 million for the same period in 2018. This increase of $14.6 million was primarily due to rental revenue related to acquisitions and completed development.
Rental revenue was $479.6 million for the nine months ended September 30, 2019 compared to $439.8 million for the same period in 2018. This increase of $39.8 million was primarily due to increased rental revenue related to acquisitions, completed development and Industrial Same Store properties partially offset by a decrease from properties sold since January 1, 2018.
Rental Property Expense
Rental property expense was $12.0 million for the three months ended September 30, 2019 compared to $12.9 million for the same period in 2018. This decrease was primarily due to an increase in rental property expense related to acquisitions and completed development offset by a reclassification of property management expenses associated with unconsolidated joint ventures to other income, where related management fee income is recorded.
Rental property expense was $39.8 million for the nine months ended September 30, 2019 compared to $39.3 million for the same period in 2018. This increase was primarily due to rental property expense related to acquisitions and completed development.
Real Estate Taxes
Real estate taxes were $23.0 million for the three months ended September 30, 2019 compared to $22.7 million for the same period in 2018. This increase was primarily due to real estate taxes associated with acquisitions and completed development properties.
Real estate taxes were $68.9 million for the nine months ended September 30, 2019 compared to $66.0 million for the same period in 2018. This increase was primarily due to real estate taxes associated with acquired properties and completed development.
Segments
The Company evaluates the performance of the Wholly Owned Properties in Operation and Wholly Owned Properties held for Redevelopment in terms of NOI by reportable segment (see Note 6 to the Company’s financial statements for a reconciliation of this measure to income from continuing operations). The following table identifies changes to NOI in reportable segments (dollars in thousands):

	Three Months Ended		Percentage Increase (Decrease)		Nine Months Ended		Percentage Increase (Decrease)
	September 30				September 30
	2019	2018			2019	2018
Carolinas/Richmond	$15,638	$14,620	7.0%		$47,020	$43,795	7.4%
Chicago/Minneapolis	10,902	10,564	3.2%		33,294	31,271	6.5%
Cincinnati/Columbus/Indianapolis	3,262	2,749	18.7%	(1)	9,186	9,099	1.0%
Dallas	4,035	3,666	10.1%	(2)	11,848	9,274	27.8%	(2)
Florida	11,628	11,461	1.5%		35,097	33,717	4.1%
Houston	12,377	9,676	27.9%	(2)	32,159	28,714	12.0%	(2)
Lehigh/Central PA	29,902	29,406	1.7%		89,639	86,085	4.1%
Philadelphia	7,876	7,947	(0.9%)	(3)	25,583	28,211	(9.3%)	(3)
Southern California	8,200	6,496	26.2%	(2)	23,524	17,675	33.1%	(2)
United Kingdom	5,421	3,234	67.6%	(2)	16,131	10,662	51.3%	(2)
Other	15,507	23,213	(33.2%)	(3)	47,727	69,620	(31.4%)	(3)
Total NOI	$124,748	$123,032	1.4%		$371,208	$368,123	0.8%

(1)	The increase was primarily due to an increase in average occupancy.

(2)	The increase was primarily due to an increase in average gross investment in operating real estate.

(3)	The decrease was primarily due to a decrease in average gross investment in operating real estate.

Industrial Same Store
Property level operating income, exclusive of termination fees, for the Industrial Same Store properties is identified in the table below.
The Industrial Same Store results were affected by changes in occupancy and rental rates as detailed below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Average occupancy %	95.3%	96.6%	95.5%	96.8%
Average rental rate - rental revenue (1)	$7.12	$6.94	$7.07	$6.90

(1)	Rental revenue represents the GAAP rent including variable payments per square foot at September 30, 2019 or 2018 for tenants in occupancy.

Management generally considers the performance of the Industrial Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. In addition, Industrial Same Store property level operating income and Industrial Same Store cash basis property level operating income are considered by management to be more reliable indicators of the portfolio’s baseline performance. Industrial Same Store properties include industrial operating properties that had reached stabilization as of January 1, 2018 (i.e., properties owned and stabilized in both the current and prior year), and exclude industrial properties held for redevelopment or that had been sold as of the end of the current quarter. As of September 30, 2019, there were 449 Industrial Same Store properties totaling 82.3 million square feet.
Set forth below is a schedule comparing the property level operating income, on a GAAP basis and on a cash basis, for the Industrial Same Store properties for the three and nine months ended September 30, 2019 and 2018. Industrial Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent operating income because they do not reflect all of the consolidated operations of the Company. Investors should review Industrial Same Store results, along with NAREIT Funds from operations (see “Liquidity and Capital Resources” below), U.S. GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also set forth below is a reconciliation of Industrial Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Reconciliation of non-GAAP financial measure – Industrial Same Store:
Net income	$102,676	$154,071	$260,761	$318,686
Discontinued operations	(42,189)	(109,198)	(105,905)	(224,531)
Equity in earnings of unconsolidated joint ventures	(1,776)	(6,766)	(10,966)	(20,958)
Income taxes	878	444	1,449	1,884
Gain on property dispositions	(15,168)	(2,002)	(21,125)	(54,705)
Interest expense	25,791	23,133	76,644	66,189
Interest and other income	(2,630)	(3,474)	(13,887)	(8,737)
Impairment charges - real estate assets	—	—	99	26,000
Development service fee expense	168	12,924	1,848	120,799
Depreciation and amortization expense	43,972	41,004	130,402	120,586
Other operating expense	3,166	3,169	8,690	7,467
Leasing expense	3,082	2,610	9,608	8,189
General and administrative expense	10,186	9,807	35,483	32,747
Development service fee income	(257)	(12,956)	(2,099)	(59,132)
Termination fees	(389)	(115)	(894)	(1,742)
Non-same store properties NOI	(19,942)	(5,385)	(46,989)	(11,909)
Industrial Same Store property level operating income	107,568	107,266	323,119	320,833
Less straight line rent adjustment	2,214	2,052	5,117	10,714
Industrial Same Store cash basis property level operating income	$105,354	$105,214	$318,002	$310,119

Industrial Same Store:
Rental revenue	$139,311	$139,596	$417,898	$416,750
Operating expenses:
Rental property expense	(13,206)	(12,128)	(38,178)	(36,721)
Real estate taxes	(18,537)	(20,202)	(56,601)	(59,196)
Industrial Same Store property level operating income	107,568	107,266	323,119	320,833
Less straight line rent adjustment	2,214	2,052	5,117	10,714
Industrial Same Store cash basis property level operating income	$105,354	$105,214	$318,002	$310,119

Development Service Fee Income and Expense
Development Service fee activity changed to an aggregate net profit of $89,000 and $251,000 for the three and nine months ended September 30, 2019, respectively, compared to an aggregate net profit of $32,000 and a net loss of $61.7 million for the three and nine months ended September 30, 2018. The change was primarily due to a net loss on development service fee income and expense in the Company's Philadelphia reportable segment during the nine months ended September 30, 2018. See Note 13 to the Company's financial statements.
General and Administrative
General and administrative expenses increased to $10.2 million for the three months ended September 30, 2019 compared to $9.8 million for the three months ended September 30, 2018 and increased to $35.5 million for the nine months ended September 30, 2019 compared to $32.7 million for the nine months ended September 30, 2018. These increases were primarily due to annual compensation adjustments and increases in consulting and software costs offset by a reduction in incentive compensation.
General and administrative expenses include salaries, wages and incentive compensation for general and administrative staff along with related costs, consulting, marketing, public company expenses and other general and administrative costs.

Leasing Expense
Leasing expense increased to $3.1 million for the three months ended September 30, 2019 compared to $2.6 million for the three months ended September 30, 2018 and increased to $9.6 million for nine months ended September 30, 2019 compared to $8.2 million for nine months ended September 30, 2018. These increases were primarily due to legal expenses related to leasing, which are now required to be expensed under the new lease accounting standard. During the three and nine months ended September 30, 2018, these costs were capitalized.
Other Operating Expense
Other operating expenses were $3.2 million for the three months ended September 30, 2019 and 2018 and increased to $8.7 million for nine months ended September 30, 2019 compared to $7.5 million for nine months ended September 30, 2018. The nine month increase was primarily due to an increase in severance costs.
Depreciation and Amortization
Depreciation and amortization increased to $44.0 million for the three months ended September 30, 2019 from $41.0 million for the three months ended September 30, 2018 and increased to $130.4 million for the nine months ended September 30, 2019 compared to $120.6 million for the nine months ended September 30, 2018. These increases were primarily due to increased depreciation and amortization related to acquisitions and completed development since January 1, 2018.
Interest Expense
Interest expense increased to $25.8 million for the three months ended September 30, 2019 from $23.1 million for the three months ended September 30, 2018. This increase was primarily due to an increase in average debt outstanding, which increased to $3,083.8 million for the three months ended September 30, 2019 compared to $3,039.7 million for the three months ended September 30, 2018. The increase was also due to an increase in the weighted average interest rate, which was 3.9% for the three months ended September 30, 2019 compared to 3.8% for the three months ended September 30, 2018 and by a decrease in capitalization of interest, which decreased by $0.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Interest expense increased to $76.6 million for the nine months ended September 30, 2019 from $66.2 million for the nine months ended September 30, 2018. This increase was primarily due to an increase in average debt outstanding, which increased to $3,109.4 million for the nine months ended September 30, 2019 compared to $2,951.4 million for the nine months ended September 30, 2018. The increase was also due to an increase in the weighted average interest rate, which was 3.9% for the nine months ended September 30, 2019 compared to 3.8% for the nine months ended September 30, 2018. Interest expense was also partially offset by an increase in capitalization of interest, which increased by $1.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Interest and Other Income
Interest and other income decreased to $2.6 million for the three months ended September 30, 2019 compared to $3.5 million for the three months ended September 30, 2018 and increased to $13.9 million for the nine months ended September 30, 2019 compared to $8.7 million for the nine months ended September 30, 2018. The decrease for the three month period was primarily due to a reclassification of property management expenses associated with unconsolidated joint ventures from rental property expense, where related management fee expense is recorded. The increase for the nine month period was primarily related to insurance proceeds recognized.
Impairment charges - real estate assets
Impairment charges in continuing operations for the nine months ended September 30, 2019 were $99,000. There were no impairment charges in continuing operations for the three months ended September 30, 2019. Impairment charges for the nine months ended September 30, 2018 equaled $26.0 million and were related to the Camden Waterfront project in 2018. See Note 7 to the Company's financial statements.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased to $1.8 million for the three months ended September 30, 2019 compared to $6.8 million for the three months ended September 30, 2018 and decreased to $11.0 million for the nine months ended September 30, 2019 compared to $21.0 million for the nine months ended September 30, 2018. These decreases were primarily related to the Company's share of an impairment charge of $2.6 million for three months ended September 30, 2019 and $6.7 million for nine months ended September 30, 2019, related to a building held for sale and owned by a joint venture located in the Company's DC reportable segment and decreases in recognized gains on the sale of land leasehold interests in the Company's United Kingdom reportable segment. See Note 13 to the Company's financial statements.
Other
Gain on property dispositions increased to $15.2 million for the three months ended September 30, 2019 compared to $2.0 million for the three months ended September 30, 2018 and decreased to $21.1 million for the nine months ended September 30, 2019 compared to $54.7 million for the nine months ended September 30, 2018. These changes resulted from the composition of sales included in continuing operations in 2019 as compared to 2018.
Income Tax
Income taxes increased to $0.9 million for the three months ended September 30, 2019 compared to $0.4 million for the three months ended September 30, 2018 and decreased to $1.4 million for the nine months ended September 30, 2019 compared to $1.9 million for the nine months ended September 30, 2018. These changes resulted from changes in income tax expense and income tax refunds related to the United Kingdom reportable segment.
Discontinued Operations
A summary of the results of operations for the properties classified as discontinued operations through the respective disposition dates (if applicable) is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Rental revenue	$8,498	$23,911	$33,593	$73,613
Operating expenses	(3,117)	(5,329)	(10,903)	(17,276)
Depreciation and amortization	—	(2,666)	(2,129)	(11,138)
Loss on debt extinguishment	—	—	(7,618)	—
Interest expense	(429)	(1,537)	(1,653)	(5,142)
Impairment charges - real estate assets	(7,190)	—	(21,482)	—
Interest and other income (expense)	4	(31)	(57)	(132)
Income taxes	(5)	(28)	(298)	(83)
Gain on property dispositions	44,428	94,878	116,452	184,689
Income from discontinued operations	$42,189	$109,198	$105,905	$224,531
Changes in discontinued operations are reflective of the period of time the properties were held during the respective periods. To the extent that a property is sold, or completed and stabilized, during a period, it will only impact the results of such period prior to being sold or completed and stabilized, as the case may be. There were five properties classified as discontinued operations and sold during the three months ended September 30, 2019 and 13 properties classified as discontinued operations sold during the nine months ended September 30, 2019. In addition, during the nine months ended September 30, 2019 the Company used the proceeds from the sale of a building in the Philadelphia reportable segment to repay a mortgage loan on the property and recognized a loss of $7.6 million on early extinguishment of debt. The Company also recognized an impairment loss related to an office building held for sale in the Company's DC Metro segment.
As a result of the foregoing factors, the Company’s net income decreased to $102.7 million for the three months ended September 30, 2019 from $154.1 million for the three months ended September 30, 2018 and decreased to $260.8 million for the nine months ended September 30, 2019 from $318.7 million for the nine months ended September 30, 2018.

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

The Company is subject to financial covenants contained in some of its debt agreements, the most restrictive of which are related to the Company's Credit Facilities (defined below). As of September 30, 2019, the Company was in compliance with all financial covenants.
Activity
As of September 30, 2019, the Company had cash and cash equivalents of $528.9 million, including $14.0 million in restricted cash.
Net cash provided by operating activities decreased to $226.6 million for the nine months ended September 30, 2019 from $296.4 million for the nine months ended September 30, 2018. This $69.8 million decrease was due to net cash received on contractual receivables due from home builders relating to land sales in the UK in 2018, and payments in 2019 related to cost overruns on the Comcast Technology Center (see Note 13 to the Company's consolidated financial statements). Net cash provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for recurring capital expenditures - property improvements and turnover costs for the Company’s Wholly Owned Properties in Operation.
Net cash provided by (used in) investing activities changed to net cash provided of $23.1 million for the nine months ended September 30, 2019 from net cash used of $285.6 million for the nine months ended September 30, 2018. This $308.7 million change was primarily due to funding of the Comcast Technology Center joint ventures for completion of the development of the office portion of property during 2018 and relative acquisition and disposition activity for the comparative periods.
Net cash provided by (used in) financing activities changed to net cash provided of $182.9 million for the nine months ended September 30, 2019 from net cash used of $1.8 million for the nine months ended September 30, 2018. This $184.7 million increase was due to debt and equity activity during the respective periods. In January 2019, the Company issued $350 million of 4.375% senior unsecured notes due 2029. A substantial portion of the proceeds from this financing were used to repay the Company's revolving credit facilities. In September 2019, the Company sold 9.2 million common shares at a price of $50.50 per share. Proceeds from the offering of $447.9 million were used to fund the early redemption in October 2019 of the Operating Partnership's $350 million 4.75% senior unsecured notes due October 2020, repay outstanding balances on its revolving credit facilities and for general corporate purposes. A substantial portion of such proceeds were held in unrestricted cash as of September 30, 2019. Financing activities include proceeds from the issuance of debt and equity, debt repayments, equity repurchases and distributions.
The Company has a $900 million unsecured credit facility (the "Credit Facility") which includes a revolving credit facility for borrowings up to $800 million and a delayed draw term loan facility (the "DDTL") aggregating up to $100 million. It matures in October 2021 and the Company has options to extend the maturity date for up to one additional year. Based upon the Company’s current credit ratings, borrowings under the facility bear interest at LIBOR plus 87.5 basis points for revolving loans and 95 basis points for delayed draw term loans. There is also a 15 basis point annual facility fee on the aggregate loan commitments of the revolving credit facility. The Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the revolving credit facility. As of September 30, 2019, the Company had no outstanding borrowings and $8.9 million of letters of credit issued under the revolving credit facility, and $100 million in outstanding borrowings under the DDTL.

The Company also has a $30 million unsecured working capital revolving credit facility ("WCL", together the "Credit Facilities") on terms substantially consistent with the Credit Facility discussed above. As of September 30, 2019, the Company had no outstanding borrowings under the WCL.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2019, the Company’s debt to gross assets ratio was 36.1% and for the nine months ended September 30, 2019, the fixed charge coverage ratio was 3.8x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facilities divided by total assets plus accumulated depreciation (including accumulated depreciation in properties held for sale). The fixed charge coverage ratio equals net income, after adjusting for depreciation and amortization expense, interest expense, impairment charges and the effect of other non-cash items, debt extinguishment gains (losses), gains (losses) on property dispositions, income tax expense (benefit) and share-based compensation expenses, divided by the sum of consolidated interest expense, capitalized interest, preferred dividends, and debt principal amortization (excluding balloon payments) all inclusive of operations included in discontinued operations.
As of September 30, 2019, $297.2 million in mortgage loans (including $65.1 million fixed via a swap arrangement - see Note 14 to the Company's financial statements) and $2.7 billion in unsecured notes were outstanding with a weighted average interest rate of 3.9%. The interest rates on the mortgage loans and unsecured notes are fixed (including those fixed via swap arrangements) and range from 2.6% to 4.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.9 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes and the Credit Facilities and the related weighted average interest rates as of September 30, 2019 are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal	Unsecured		Credit		Interest
	Amortization	Maturities	Notes		Facilities	Total	Rate
2019	$936	$—	$—		$—	$936	4.1%
2020	1,673	67,361	350,000	(2)	—	419,034	4.7%
2021	545	65,009	—		100,000	165,554	3.4%
2022	116	—	400,000		—	400,116	4.1%
2023	123	—	300,000		—	300,123	3.4%
2024	130	—	450,000		—	450,130	4.4%
2025	138	—	400,000		—	400,138	3.8%
2026	—	1,946	400,000		—	401,946	3.3%
2027	—	—	—		—	—	—%
2028 and thereafter	—	159,221	350,000		—	509,221	3.8%
Subtotal	3,661	293,537	2,650,000		100,000	3,047,198	3.9%
Reconciling items (1)	128	—	(16,059)		—	(15,931)
Total for consolidated balance sheet	$3,789	$293,537	$2,633,941		$100,000	$3,031,267

(1)	Includes deferred financing costs, premium/discount and market adjustments.

(2)	Repaid in October 2019 with funds from the September 2019 equity offering.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common distributions to shareholders and unitholders through its net cash flows provided by operating activities, less capital expenditures - property improvement and turnover costs. If net cash flows from operations are not sufficient to meet its quarterly distributions to shareholders and unitholders, the Company would utilize borrowings from the Credit Facilities to fund such distributions.
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
The Company's latest quarterly dividend (paid in October 2019) was $0.41 per share ($1.64 per share annualized). Future distribution payments by the Company will be paid at the discretion of the Board of Trustees and will depend on the Company's actual funds from operations and cash flows, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Trustees deems relevant. The Company’s Board of Trustees reviews the dividend quarterly, and there can be no assurance about the amount of future quarterly distribution payments.
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

A reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Reconciliation of net income available to common shareholders to NAREIT FFO available to common shareholders:
Net income available to common shareholders	$100,364	$150,143	$254,465	$309,938
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,249	3,193	9,407	9,631
Depreciation and amortization	43,593	43,112	131,330	130,284
Loss on property dispositions / impairment - depreciable real estate assets of unconsolidated joint ventures	2,569	—	6,667	—
(Gain) on property dispositions / impairment - depreciable real estate assets continuing operations	(8,127)	(17)	(8,162)	(51,227)
(Gain) on property dispositions / impairment - depreciable real estate assets discontinued operations	(37,238)	(94,878)	(94,534)	(184,689)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment - depreciable real estate assets	(88)	1,131	(1,032)	2,234
NAREIT FFO available to common shareholders – basic	$104,322	$102,684	$298,141	$216,171
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions / impairment charges - depreciable real estate assets	88	(1,131)	1,032	(2,234)
Noncontrolling interest less preferred unit distributions	2,226	3,578	5,875	7,384
NAREIT FFO available to common shareholders – diluted	$106,636	$105,131	$305,048	$221,321
Basic NAREIT FFO available to common shareholders per weighted average share	$0.69	$0.70	$2.01	$1.47
Diluted NAREIT FFO available to common shareholders per weighted average share	$0.69	$0.69	$2.00	$1.46
Reconciliation of weighted average shares:
Weighted average common shares	150,140	147,324	148,532	147,241
Dilutive shares for long term compensation plans	839	947	851	919
Diluted shares for net income	150,979	148,271	149,383	148,160
Weighted average common units	3,506	3,520	3,513	3,520
Diluted shares for NAREIT FFO	154,485	151,791	152,896	151,680

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
(b) Changes in Internal Control Over Financial Reporting

In the third quarter of 2019, the Trust completed its implementation of a new enterprise resource planning (ERP) system, which is designed to replace or enhance certain internal financial and operating systems. In connection with the ERP implementation, the Company made material changes to the processes and controls that comprise its internal control over financial reporting, as necessary, to accommodate related changes to its accounting procedures and business processes. There have been no other changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting

In the third quarter of 2019, the Operating Partnership completed its implementation of a new enterprise resource planning (ERP) system, which is designed to replace or enhance certain internal financial and operating systems. In connection with the ERP implementation, the Company made material changes to the processes and controls that comprise its internal control over financial reporting, as necessary, to accommodate related changes to its accounting procedures and business processes. There have been no other changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material litigation as of September 30, 2019.

Item 1A.	Risk Factors
Risks Related to the Mergers

The exchange ratio will not be adjusted in the event of any change in the stock prices of either us or Prologis.

Upon the consummation of the Mergers, each of our outstanding common shares of beneficial interest will be converted into the right to receive 0.675 shares of Prologis common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of 0.675 will not be adjusted for changes in the market prices of either our common shares or shares of Prologis common stock. Changes in the market price of shares of Prologis common stock prior to the Mergers will affect the market value of the merger consideration that our shareholders will receive on the closing date of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of us and Prologis), including the following factors:

•	market reaction to the announcement of the Mergers and the prospects of the combined company;

•	changes in the respective businesses, operations, assets, liabilities and prospects of either company;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Mergers will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of our common shares and Prologis common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Prologis operate; and

•	other factors beyond our control and that of Prologis, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of Prologis common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the date of our special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.

If the market price of shares of Prologis common stock increases between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Mergers, our shareholders could receive shares of Prologis common stock that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively. Conversely, if the market price of shares of Prologis common stock declines between the date the Merger Agreement was signed or the date of our special meeting and the closing of the Mergers, our shareholders could receive shares of Prologis common stock that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively.

Therefore, while the number of shares of Prologis common stock to be issued per share of our common shares of beneficial interest is fixed, our shareholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Mergers.

Completion of the Mergers is subject to many closing conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement that we pay certain termination fees.

The consummation of the Mergers is subject to certain conditions, including (a) the approval of the Company Mergers by the holders of at least two-thirds of our outstanding common shares of beneficial interest, (b) the shares of Prologis common stock to be issued in the Company Merger having been approved for listing on the New York Stock Exchange, (c) the Form S-4 filed by Prologis in connection with the Mergers being declared effective, (d) the absence of any temporary restraining order, injunction or other legal order, and no change in law being enacted, which would have the effect of making illegal or otherwise prohibiting preventing the consummation of the Mergers, (e) the receipt of certain legal opinions by us and Prologis and (f) other customary conditions specified in the Merger Agreement.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or Prologis may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by June 1, 2020 (the “Outside Date”), and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Prologis a termination fee of $325 million. However, the termination fee payable by us to Prologis will be $150 million if the Merger Agreement is terminated before the end of the “Window Period End Time” (as defined below) by (a) us in order for us to accept a superior proposal from a “Qualified Bidder” (as defined below) or (b) Prologis because our board of trustees changed its recommendation that our shareholders approve the Company Merger as the result of a superior proposal from a “Qualified Bidder.” Under the Merger Agreement, a “Qualified Bidder” is a bidder that delivered an acquisition proposal on or prior to 11:59 p.m. (New York time) on November 26, 2019 that, on or prior to such date, our board of trustees determined in good faith (after consultation with its outside legal counsel and its financial advisors) constituted or would reasonably be expected to lead to a superior proposal. In addition, the term “Window Period End Time” means the later of (i) 11:59 p.m. (New York time) on December 11, 2019 and (ii) one day after the end of a required notice period with respect to a superior proposal by such Qualified Bidder provided that such notice period (as may be extended) began on or prior to 11:59 p.m. (New York time) on November 26, 2019. If our shareholders vote on but do not approve, the Company Mergers, and the Merger Agreement is thereafter terminated, then we may be required to reimburse Prologis’s transaction expenses up to an amount equal to $15 million. If the Mergers are not consummated, the price of our common shares might decline.

Failure to complete the Mergers could negatively impact the price of our common shares, future business and financial results.

If the Mergers are not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•
being required, under certain circumstances, to pay to Prologis a termination fee of $150 million or $325 million depending on the circumstances (or if the shareholder vote on but do not approve, the Company Mergers, and the Merger Agreement is thereafter terminated, then we may be required to reimburse Prologis’s transaction expenses up to an amount equal to $15 million);

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers are not completed, these risks could materially affect our business, financial results and stock price.

The pendency of the Mergers could adversely affect our business and operations.

Prior to the effective time of the Mergers, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of us, regardless of whether the Mergers are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Mergers, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the Mergers.

Pursuant to the Merger Agreement, we have agreed not to (a) solicit proposals relating to certain alternative transactions, (b) enter into discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party or (c) approve or enter into any agreements providing for any such alternative transaction, subject to certain exceptions to permit members of our board of trustees to comply with their duties as trustees under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining the approval of our shareholders, under specified circumstances our board of trustees may change its recommendation of the transaction, and we may also terminate the Merger Agreement to accept a superior proposal upon payment of the termination fee described below.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay to Prologis a termination fee of $325 million. However, the termination fee payable by us to Prologis will be $150 million if the Merger Agreement is terminated before the end of the “Window Period End Time” by (a) us in order for us to accept a superior proposal from a “Qualified Bidder” or (b) Prologis because our board of trustees changed its recommendation that our shareholders approve the Company Merger as the result of a superior proposal from a “Qualified Bidder.” If our shareholders vote on, but do not approve, the Company Mergers, and the Merger Agreement is thereafter terminated, we may be required to reimburse Prologis's transaction expenses up to an amount equal to $15 million.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

Risks Related to the Combined Company Following the Mergers

The combined company expects to incur substantial expenses related to the Mergers.

The combined company expects to incur substantial expenses in connection with completing the Mergers and integrating our business, operations, networks, systems, technologies, policies and procedures with those of Prologis. There are several systems that must be integrated, including accounting and finance and asset management. While Prologis has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the combined company’s integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Mergers could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Mergers.

Following the Mergers, the combined company may be unable to integrate our business and Prologis’ business successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.

The Mergers involve the combination of two companies that currently operate as independent public companies and the combination of their respective operating partnerships. The combined company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state of the art technology and systems. These savings are expected to be realized upon full integration following the closing of the Mergers. However, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of us and Prologis. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine our business and that of Prologis in a manner that permits the combined company to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the combined company.

The market price of the combined company’s common stock may decline as a result of the Mergers.

The market price of the combined company’s common stock may decline as a result of the Mergers if the combined company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Mergers on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Mergers, our shareholders will own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Our shareholders and current Prologis stockholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the combined company’s common stock. If, following the effective time of the Company Merger, large amounts of the combined company’s common stock are sold, the price of the combined company’s common stock could decline.

The combined company may incur adverse tax consequences if Prologis has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Prologis has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the Company Mergers. Prologis intends to continue operating in such a manner following the Company Mergers. The closing of the Company Mergers is conditioned on the receipt by us of an opinion of Prologis’s counsel to the effect that Prologis has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and Prologis’s actual and proposed method of operation has enabled it and will continue to enable it to satisfy the requirements for qualification and taxation as a REIT. The foregoing REIT opinion, however, is limited to the factual representations provided by Prologis to its counsel and the assumptions set forth therein, and is not a guarantee that the Prologis, in fact, has qualified or will continue to qualify as a REIT. Moreover, Prologis has not requested nor plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT, like Prologis, that holds assets through a partnership and that has substantial foreign operations. The determination of various factual matters and circumstances not entirely within Prologis’s control may affect its ability to qualify as a REIT.

If Prologis (or, following the Company Mergers, the combined company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•
it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	it could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;

•
unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and

•
for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

As a result of all these factors, Prologis’s (or following the Company Mergers, the combined company’s) failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the value of its stock.

If either of the Company Mergers does not qualify as a tax-free reorganization, there may be adverse tax consequences.

Each of the Company Mergers is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Company Mergers is conditioned on the receipt by each of Prologis and us of an opinion of our respective counsel to the effect that each of the Company Mergers will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by Prologis and us to counsel and the assumptions set forth therein, and are not a guarantee that either of the Company Mergers, in fact, will qualify as a tax-free reorganization. Moreover, neither we nor Prologis has requested or plans to request a ruling from the IRS that either of the Company Mergers qualifies as a tax-free reorganization. If either of the Company Mergers were to fail to qualify as a tax-free reorganization, then each of our shareholders generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of Prologis common stock and cash in lieu of any fractional share of Prologis common stock received by our shareholder in the Company Mergers; and (ii) our shareholder’s adjusted tax basis in our common shares of beneficial interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger, dated as of, dated as of October 27, 2019, by and among Prologis Inc., Prologis L.P., Lambda REIT Acquisition LLC, Lambda OP Acquisition LLC, Liberty Property Trust, Liberty Property Limited Partnership and Leaf Holdco Property Trust (incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed on October 28, 2019).

3.1*	Liberty Property Trust First Amended and Restated Bylaws, as amended on October 27, 2019.

10.1	Senior Officer Severance Plan, as amended and restated as of October 27, 2019 (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on October 28, 2019).

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Extension Labels Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 6, 2019
William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. PAPA	November 6, 2019
Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

	/s/ WILLIAM P. HANKOWSKY	November 6, 2019
	William P. Hankowsky	Date
Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

	/s/ CHRISTOPHER J. PAPA	November 6, 2019
	Christopher J. Papa	Date
Executive Vice President and Chief Financial Officer (Principal Financial Officer)